Form 10-K
period 2005-06-30
TransMontaigne Partners L.P.
filed 2005-09-13
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 001-32505

TRANSMONTAIGNE PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-2037221 (I.R.S. Employer Identification No.)

Suite 3100, 1670 Broadway
Denver, Colorado 80202
(Address, including zip code, of principal executive offices)

(303) 626-8200
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Limited Partner Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes / /    No /X/

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes / /    No /X/

        The aggregate market value of common limited partner units held by non-affiliates of the Registrant was $98,754,768. The aggregate market value was computed by reference to the last sale price ($26.01 per common unit) of the Registrant's common limited partner units on the New York Stock Exchange on August 29, 2005.

        The number of the registrant's common limited partner units outstanding on August 29, 2005 was 3,972,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item
Part I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Part II
5.	Market for the Registrant's Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
9A.	Controls and Procedures
9B.	Other Information
Part III
10.	Directors and Executive Officers of our General Partner
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
Part IV
15.	Exhibits and Financial Statement Schedules

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unit holder Information" "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

–>
certain statements, including possible or assumed future results of operations, in "Management's Discussion and Analysis of Financial Condition and Results of Operations;"

–>
any statements contained herein or therein regarding the prospects for our business or any of our services;

–>
any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled," or similar expressions; and

–>
other statements contained herein or therein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

In addition to the specific risk factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

–>
a reduction in revenues from TransMontaigne Inc., upon which we rely for a substantial majority of our revenues;

–>
the continued creditworthiness of, and performance by, contract parties, including TransMontaigne Inc.;

–>
a reduction or suspension of TransMontaigne Inc.'s obligations under the terminaling services agreement;

–>
TransMontaigne Inc.'s failure to continue to engage us to provide services after the expiration of the terminaling services agreement, or our failure to secure comparable alternative arrangements;

–>
the availability of acquisition opportunities and successful integration and future performance of acquired assets;

–>
the failure to purchase additional refined product terminals from TransMontaigne Inc.;

–>
timing, cost and other economic uncertainties related to the construction of new assets;

–>
debt levels and restrictions in our debt agreements that may limit our operational flexibility;

–>
the threat of terrorist attacks or war;

–>
the impact of current and future laws and governmental regulations;

–>
liability for environmental claims;

–>
conflicts of interest and the limited fiduciary duties of our general partner, which is controlled by TransMontaigne Inc.;

–>
our failure to avoid federal income taxation as a corporation or the imposition of state level taxation; and

–>
general economic, market or business conditions;

We do not intend to update these forward-looking statements except as required by law.

Part I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc., but did not commence operations until the closing of our initial public offering on May 27, 2005. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Denver, Colorado 80202; our telephone number is (303) 672-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P., our subsidiary operating limited partnerships and their subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., TransMontaigne Partners and subsidiaries of TransMontaigne Partners.

We are a refined petroleum products terminaling and pipeline company with operations currently in Florida, Southwest Missouri and Northwest Arkansas. We provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc. We handle light refined products, such as gasolines, distillates (including heating oil) and jet fuels, heavy refined products such as residual fuel oils and asphalt, and crude oil.

Our existing assets, often referred to as the "contributed assets," include:

–>
seven refined product terminals located in Florida, with an aggregate storage capacity of approximately 5.8 million barrels, that provide integrated terminaling services to TransMontaigne Inc., other distribution and marketing companies and the United States government;

–>
a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for TransMontaigne Inc. from Mt. Vernon, Missouri to Rogers, Arkansas; and

–>
two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate storage capacity of approximately 400,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to TransMontaigne Inc.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers.

RECENT EVENTS

We were formed by TransMontaigne Inc. to own and operate certain of its terminal and pipeline assets. In connection with our initial public offering the following transactions occurred:

–>
TransMontaigne Inc. transferred the contributed assets to us in exchange for (1) the issuance to TransMontaigne Inc. and its affiliates of 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, represented by 148,873 general partner units and related incentive distribution rights and (2) the payment of $111.5 million in cash;

–>
we issued 3,852,500 common units (including the exercise of the underwriters' over-allotment option) to the public at the initial offering price of $21.40 per common unit and issued 450,000 subordinated units to an affiliate of Morgan Stanley Capital Group, Inc. in a separate private placement at a price of $17.65 per unit;

–>
we borrowed $31.5 million under a new credit facility and paid $0.9 million of deferred debt issuance costs incurred in connection with our new credit facility; and

–>
we entered into a terminaling services agreement and an omnibus agreement with TransMontaigne Inc..

INDUSTRY OVERVIEW

Refined product terminaling and pipeline companies, such as TransMontaigne Partners, facilitate the movement of refined products to consumers around the country. Consumption of refined products in the United States exceeds domestic production, which necessitates the importing of refined products from other countries. Moreover, a substantial majority of the petroleum product refining that occurs in the United States is concentrated in the Gulf Coast region, which necessitates the transportation of domestic production to other areas, such as the East Coast, Florida, Midwest and West Coast regions of the country. Terminaling and pipeline companies receive, store, blend, treat and distribute refined products, both domestic and imported, as they are transported from refineries to retailers and end-users.

Refining.    Refineries in the Gulf Coast region refine crude oil into various "light oils" and "heavy oils." Light oils include gasolines and distillates, such as diesel fuels, heating oils and jet fuels. Heavy oils include residual fuel oils and asphalt. These products have various characteristics, such as sulfur content, octane level, Reid-vapor pressure, and other chemical characteristics. Refined petroleum products of a specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being "fungible." The refined products initially are stored at the refineries' own terminal facilities. The refineries owned by major oil companies then schedule for delivery some of their product output to satisfy their own retail delivery obligations, at branded gasoline stations, for example, and sell the remainder of their product output to independent marketing and distribution companies, such as TransMontaigne Inc. and its independent supply partners, for resale. The major refineries typically prefer to sell their excess product to independent marketing and distribution companies rather than to other refineries and integrated oil companies, which are their primary competitors.

Transportation.    For an independent distribution and marketing company, such as TransMontaigne Inc., to distribute product in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a terminal.

Product reaches Florida primarily through marine terminals, as there are no interstate pipelines transporting refined products into the state. Product is transported to marine terminals by tankers or barges. Because there are economies of scale in transporting products by vessel, marine terminals with larger storage capacities for various commodities have the ability to offer their customers lower per-barrel freight costs to a greater extent than do terminals with smaller storage capacities.

Product reaches inland terminals, such as our Mt. Vernon and Rogers terminals, by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the FERC or state authorities. These pipelines ship product in batches, with each batch generally consisting of fungible product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of fungible product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

At both inland and marine terminals, the various refined petroleum products are segregated and stored in tanks. Because the characteristics of gasoline are required to be changed at least twice per year in many locations to meet government regulations, regular unleaded gasoline produced for winter cannot be stored in a tank together with regular unleaded gasoline produced for summer.

Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers will rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various products in different compartments. The driver will swipe a magnetic card that identifies the customer purchasing the product, the carrier and the driver as well as the products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, the credit of the customer and confirms the customer is within product allocation limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the product to the truck. As product is being loaded into the truck, additives are injected into products, including all gasolines, to conform to government specifications and individual customer requirements. If a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Approximately one to two gallons of additive are added to an 8,000 gallon truckload of gasoline.

At marine terminals, the product will be stored in tanks and may be delivered to tanker trucks over a rack in the same manner as at an inland terminal. Product also may be delivered to cruise ships and other vessels, known as bunkering, either at the dock, through a pipeline or truck, or by barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of approximately 42 tanker truckloads, of product per refueling. Bunker fuel is a mixture of residual fuel oil and distillate. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship's engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to refuel in United States ports with experienced companies.

OUR OPERATIONS

Our existing assets are located in Florida, Southwest Missouri and Northwest Arkansas. We use our terminaling assets to, among other things:

–>
receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those products to the tanks located at our terminals;

–>
store the refined products for our customers;

–>
monitor the volume of the refined products stored in our tanks;

–>
distribute the refined products out of our terminals in small lots or truckloads via the truck racks and other distribution equipment located at our terminals; and

–>
heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process.

We derive revenues from our refined product terminals by charging fees for providing the following integrated terminaling and related services: throughput and additive injection fees based on the volume of product distributed at a standard rate per barrel, terminaling storage fees based on a per barrel of storage capacity per month, and ancillary services including heating and mixing of stored products, product transfer services, and product gains and losses arising from the terminaling services agreements with our customers. We generate revenues at the Razorback Pipeline by charging a tariff regulated by the FERC, based on the volume of product transported and the distance from the origin point to the delivery point.

Florida Operations

Our Florida assets include seven refined product terminals. At our Florida terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, TransMontaigne Inc., other companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. All of our Florida terminals receive refined products from waterborne vessels on behalf of our customers. The customers TransMontaigne Inc. serves from our Florida terminals consist principally of wholesale and retail marketers of refined products, cruise ships, an electric utility and industrial and commercial end-users. The principal products that we handle at our Florida terminals are light refined products (such as gasolines), distillates (including heating oils), and jet fuels, heavy refined products such as residual fuel oils and asphalt, and crude oil.

The following chart sets forth information about our existing assets in Florida:

	Active Storage Capacity (shell bbls)		Number of Active Tanks	Supply Modes	Delivery Modes	Products Handled

Port Everglades
Port Everglades—North	1,600,000		24	Vessel, rail, truck	Pipeline, truck, rail, vessel	Gasolines, distillates, residual fuel oils, asphalt, jet fuels, crude oil
Port Everglades—South	370,000	(1)	10	Vessel	Pipeline, truck, vessel	Gasolines, distillates
Jacksonville(2)	280,000		10	Vessel, rail	Truck, rail	Asphalt
Cape Canaveral	730,000		16	Vessel	Truck, vessel	Gasolines, distillates, residual fuel oils, asphalt
Port Manatee(3)	1,150,000		9	Vessel	Truck, vessel	Distillates, residual fuel oils, asphalt
Fisher Island	670,000		12	Vessel	Vessel	Residual fuel oils, marine fuels
Tampa(4)	420,000		6	Vessel	Pipeline, truck, vessel	Gasolines, distillates

(1)
Reflects our ownership interest net of CITGO Petroleum Corporation's ownership interest.

(2)
The Jacksonville terminal also has six idle tanks with an aggregate storage capacity of approximately 110,000 barrels, which were idle when purchased in February 2003.

(3)
The Port Manatee terminal also has seven idle tanks with an aggregate storage capacity of approximately 380,000 barrels, which were idle when purchased in February 2003.

(4)
The Tampa terminal also has one idle tank with an aggregate storage capacity of 80,000 barrels.

The following map shows our Florida operations:

Port Everglades Terminals.    Our Port Everglades terminals are located near Fort Lauderdale, and include our Port Everglades (North) terminal and our Port Everglades (South) terminal.

Port Everglades (North) Terminal.    Our Port Everglades (North), Florida marine terminal is connected by pipeline to four ship berths for receiving refined products, and is equipped with three truck racks, one for residual fuel oil, one for light refined products and one for asphalt. The terminal receives gasolines, distillates, jet fuels, residual fuel oils and asphalt from ships and barges on behalf of our customers for delivery via (a) our truck racks to our customers for redistribution to locations throughout south Florida, including Miami, Fort Lauderdale and West Palm Beach; (b) barges to our customers for redistribution to bunker fuel and residual oil customers and gasoline, distillate and jet fuel customers, primarily in the Bahamas; (c) TransMontaigne Inc.'s proprietary pipeline delivery system for delivery of bunker fuels to cruise ships and other vessels in Port Everglades; and (d) the Buckeye Pipeline for jet fuel delivery to the Fort Lauderdale and Miami Airports. The terminal also receives crude oil through a separate truck rack for delivery to ships or barges, and has facilities for the receipt and delivery of refined products to and from railcars. The Port Everglades (North) terminal has room for an additional 1.0 million barrels of storage capacity. Our customers include a marketer of asphalt, the United States Government, major oil companies and TransMontaigne Inc. TransMontaigne Inc. markets gasolines, distillates and residual fuel oils from the terminal to wholesale and retail marketers of refined products, cruise ships, shipping companies and the utility industry.

Port Everglades (South) Terminal.    Our Port Everglades (South), Florida marine terminal is connected by pipeline to our Port Everglades (North) terminal. CITGO Petroleum Corporation owns varying percentage interests, ranging from 25% to 50%, in specific assets at the terminal. We operate the terminal, and we are reimbursed by CITGO for a share of our expenses. The terminal is connected by pipeline to four ship berths for receiving refined products and is equipped with a truck rack that can load up to eight trucks simultaneously. The terminal receives gasolines and distillates from ships and barges for delivery via our truck rack for redistribution to locations throughout southern Florida, including Miami, Fort Lauderdale and West Palm Beach. TransMontaigne Inc., currently our only customer at the terminal, markets gasolines and distillates from the terminal to wholesale and retail marketers of refined products.

Competition to our Port Everglades terminals includes other terminals located in Port Everglades owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Corporation, Amerada Hess Corporation, Marathon Ashland Petroleum, LLC and Motiva Enterprises LLC.

Jacksonville Terminal.    Our Jacksonville, Florida terminal stores asphalt and provides integrated terminaling services for a marketer of asphalt pursuant to a contract that extends through 2013. This terminal receives asphalt via rail and our ship berth for delivery via our truck rack to our customer for redistribution to locations throughout northern Florida and southern Georgia. Competition to our terminal includes the local Valero L.P. and Trumball Asphalt, Inc. terminals.

Cape Canaveral Terminal.    Our Cape Canaveral, Florida terminal receives gasolines, distillates, residual fuel oils and asphalt from ships and barges for delivery via our truck rack to our customers for redistribution to locations throughout central Florida, including Orlando, and via barges to TransMontaigne Inc. for delivery to cruise ships and a power plant. Our customers include TransMontaigne Inc. and a marketer of asphalt. TransMontaigne Inc. supplies gasolines, distillates and residual fuel oils from the terminal to wholesale and retail marketers of refined products, cruise ships, shipping companies and the utility industry. Competition to our terminal includes the Central Florida Pipeline terminal in Taft, an asphalt terminal in West Palm Beach and various terminals in Jacksonville and Port Everglades.

Port Manatee Terminal.    Our Port Manatee, Florida terminal receives distillates, residual fuel oils and asphalt from ships and barges for delivery via our truck rack to our customers for redistribution to locations throughout southwestern Florida, including Sarasota and Fort Myers, and via barges to residual fuel oil customers. Our customers include TransMontaigne Inc., a marketer of residual fuel oil and a marketer of asphalt. Competition to our terminal includes the various terminals in the Tampa area owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Amerada Hess Corporation, Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC and Murphy Oil Corporation.

Fisher Island Terminal.    Our Fisher Island, Florida marine terminal receives residual fuel oils and marine distillates from ships and barges on behalf of our customers for redistribution via barges to residual fuel oil customers and bunker fuel customers. TransMontaigne Inc. currently is our only customer at the terminal. TransMontaigne Inc. supplies marine fuels to cruise ships and shipping companies located within the Port of Miami, and residual fuel oils to the utility industry. Competition to our terminal includes other terminals located in Port Everglades and terminals located in the Caribbean.

Tampa Terminal.    Our Tampa, Florida marine terminal receives gasolines and distillates from ships and barges for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout west central Florida, including Tampa, St Petersburg, Sarasota and Fort Myers, and via the Central Florida Pipeline to Taft, Florida. TransMontaigne Inc. currently is our only customer at the terminal. TransMontaigne Inc. markets gasolines and distillates from the terminal to wholesale and retail marketers of refined products. Competition to our terminal includes other terminals located in the Tampa area owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Amerada Hess Corporation, Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC and Murphy Oil Corporation.

Southwest Missouri and Northwest Arkansas Operations

In Southwest Missouri and Northwest Arkansas we own and operate the Razorback Pipeline and terminals in Rogers, Arkansas, at the terminus of the pipeline, and Mt. Vernon, Missouri, at the origin of the pipeline.

The following sets forth information about our existing terminaling assets in Southwest Missouri and Northwest Arkansas:

	Active Storage Capacity (shell bbls)	Number of Tanks	Supply Modes	Delivery Modes	Products Handled

Rogers and Mt. Vernon (aggregate amounts)	400,000	9	Pipeline	Truck	Gasolines, distillates

The following map shows our existing Southwest Missouri and Northwest Arkansas operations:

Razorback Pipeline.    Our Razorback Pipeline is a 67 mile, 8-inch diameter interstate common carrier pipeline that transports light oil refined product on behalf of TransMontaigne Inc. from Mt. Vernon, Missouri, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to Rogers, Arkansas. The pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback Pipeline. TransMontaigne Inc. currently is the only shipper on the Razorback Pipeline.

Mt. Vernon and Rogers Terminals.    Our Mt. Vernon, Missouri terminal is the origin of the Razorback Pipeline; our Rogers, Arkansas terminal is located at the terminus of the Razorback Pipeline. The Mt. Vernon terminal receives gasolines and distillates from Magellan and ConocoPhillips pipelines for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout southwest Missouri and to the Razorback Pipeline for shipment to our Rogers terminal. The Rogers terminal receives gasolines and distillates from the Razorback Pipeline for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout northwest Arkansas. TransMontaigne Inc. currently is the only customer of the two terminals. TransMontaigne Inc. markets gasolines and distillates from the facilities to wholesale and retail marketers of refined products. Competition to our facilities includes the Magellan Pipeline terminals in Carthage and Springfield, Missouri and Fort Smith, Arkansas; the ConocoPhillips terminal in Mt Vernon, Missouri; various terminals in North Little Rock, Arkansas; and the Sunoco and Sinclair refineries and terminal facilities in Tulsa, Oklahoma.

OUR RELATIONSHIP WITH TRANSMONTAIGNE INC.

General

The substantial majority of our business is devoted to providing integrated terminaling and pipeline services to TransMontaigne Inc. TransMontaigne Inc. accounted for approximately 64%, 59% and 70% of our revenues for the years ended June 30, 2005, 2004 and 2003, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Florida, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. relies on us to provide substantially all of the integrated terminaling services it requires to support its operations in Florida, Southwest Missouri and Northwest Arkansas. Pursuant to the terms of our terminaling services agreement with TransMontaigne Inc., we expect to continue to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future.

At June 30, 2005, TransMontaigne Inc. owns 43 refined product terminals, including those subject to our exclusive options to purchase, a dock facility in Baton Rouge, Louisiana, 11 tug boats and 13 barges, a hydrant system in Port Everglades, and its distribution and marketing business. TransMontaigne Inc.'s distribution and marketing operations generally consist of the distribution and marketing of refined petroleum products through contract sales, rack spot sales and bulk sales in the physical markets, and providing related value-added fuel procurement and supply chain management services. TransMontaigne Inc. has a significant interest in our partnership through its indirect ownership of a 39.4% limited partner interest and a 2% general partner interest in us. TransMontaigne Inc.'s common stock trades on the New York Stock Exchange under the symbol "TMG" and is subject to the information requirements of the Securities Exchange Act of 1934.

Exclusive Options to Purchase Additional Refined Product Terminals

Pursuant to the omnibus agreement, TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. In the event we exercise our option, we would seek to enter into a terminaling services agreement with TransMontaigne Inc. for these terminals.

The assets and operations subject to the option include:

–>
TransMontaigne Inc.'s terminal complex located in Brownsville, Texas with a current aggregate storage capacity of approximately 2.2 million barrels;

–>
TransMontaigne Inc.'s refined product terminals located at various points along the Plantation and Colonial pipeline corridors, which extend from the Gulf Coast through the Southeast and Mid-Atlantic regions, with a current aggregate storage capacity of approximately 8.9 million barrels; and

–>
TransMontaigne Inc.'s refined product terminals located along the Mississippi and Ohio River areas, with a current aggregate storage capacity of approximately 3.2 million barrels.

The option with respect to the Brownsville complex will be exercisable for one year beginning in January 2006, the option with respect to the terminals along the Plantation and Colonial pipeline corridors will be exercisable for one year beginning in December 2007, and the option with respect to the terminals along the Mississippi and Ohio River areas will be exercisable for one year beginning in December 2008.

The exercise of any of the options will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities or governmental consents.

The exercise price would be determined according to a process in which, within 45 days of our notification that we wish to exercise the option, TransMontaigne Inc. would propose to our general partner the terms on which it would be willing to sell the asset, including the terms of a terminaling services agreement. Within 45 days after TransMontaigne Inc.'s delivery of its proposed terms, we would propose a cash purchase price for the assets. If we cannot agree on a purchase price after negotiating in good faith for 60 days, TransMontaigne Inc. would have the right to seek an alternative purchaser willing to pay at least 105% of the purchase price we proposed; if an alternative transaction on such terms has not been consummated within six months, we would have the right to purchase the assets at the price we originally proposed. If we do not exercise this right, TransMontaigne Inc. would be free to retain or sell the assets without restriction.

The omnibus agreement also provides that, in certain circumstances, TransMontaigne Inc. offer to sell us tangible assets it acquires or constructs in the future. These circumstances are discussed in greater detail under "Item 13. Certain Relationships and Related Transactions-Omnibus Agreement; Obligation to Offer to Sell Acquired or Constructed Assets."

Terminaling Services Agreement

We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per calendar quarter. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.0 million barrels of light oil storage capacity and approximately 1.4 million barrels of heavy oil storage capacity at certain of our Florida terminals.

TransMontaigne Inc.'s minimum revenue commitment applies only to our initial assets and may not be spread among assets we subsequently acquire. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met.

Furthermore, if new laws or regulations that affect terminals generally are enacted that require us to make substantial and unanticipated capital expenditures at any of our terminals, we have the right to negotiate a monthly surcharge to be paid by TransMontaigne Inc. for the use of our terminals. The surcharge is intended to cover TransMontaigne Inc.'s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. If we cannot agree on a surcharge, and if we are not able to direct the affected refined products to mutually acceptable alternative terminaling assets that we own, either party has the right to remove the assets from the terminaling services agreement, and TransMontaigne Inc.'s minimum revenue commitment will be correspondingly reduced. The surcharge does not apply in respect of routine capital expenditures.

Under the agreement, we are responsible for all refined product losses in excess of 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals. We are also entitled to all product gains, including 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals.

In the event of a force majeure event, that renders performance impossible with respect to an asset for at least 30 days, TransMontaigne Inc.'s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 days or more and results in a diminution in the storage capacity we make available to TransMontaigne Inc., TransMontaigne Inc.'s minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, either party has the right to terminate the entire terminaling services agreement.

After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice. TransMontaigne Inc.'s obligations under the terminaling services agreement will not terminate if TransMontaigne Inc. no longer owns our general partner. TransMontaigne Inc. may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner. Upon termination of the agreement, TransMontaigne Inc. has a right of first refusal to enter into a new terminaling services agreement with us, provided it pays no less than 105% of the fees offered by the third party.

TransMontaigne Inc. also has a right of first refusal to control any petroleum product storage capacity that is put into commercial service after May 27, 2005 or is subject to a contract which terminates or becomes terminable by us (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. pays 105% of the fees offered by the third party customer.

COMPETITION

We face competition from other terminals and pipelines that may be able to supply TransMontaigne Inc. and our other customers with refined product integrated terminaling and pipeline services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Corporation, Amerada Hess Corporation, Magellan Midstream Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC, Murphy Oil Corporation and terminals in the Caribbean. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., Holly Corporation and its affiliate Holly Energy Partners, L.P., Valero Energy Corporation and its affiliate Valero L.P., and Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P. In particular, our ability to compete could be harmed by factors we cannot control, including:

–>
price competition from terminal and pipeline companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

–>
the perception that another company can provide better service; and

–>
the availability of alternative supply points, or supply points located closer to TransMontaigne Inc.'s customers' operations.

We also compete with national, regional and local terminal and pipeline companies for asset acquisition and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

BUSINESS STRATEGIES

Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

Generate stable cash flows through the use of long-term contracts with our customers.    We generate revenues from customers who pay us fees based on the volume of refined products throughput at our terminals or transported in our pipeline. We have no direct commodity price risk because we do not own any of the products throughput at our terminals or transported on our pipeline. We have a long-term terminaling services agreement with TransMontaigne Inc. pursuant to which TransMontaigne Inc. has agreed to pay us a guaranteed minimum amount of revenues of $5 million per calendar quarter. We believe that the fee-based nature of our business, our minimum revenue commitment from TransMontaigne Inc., and the long-term nature of our contracts with customers will provide us with stable cash flows.

Pursue strategic and accretive acquisitions in new and existing markets.    We plan to pursue acquisitions from third parties of petroleum product transportation and terminaling assets that are complementary to those we currently own. We also may purchase assets outside our existing area of operations. In many cases, we would expect to pursue these acquisitions jointly with TransMontaigne Inc. We also have the right under the omnibus agreement to purchase certain assets TransMontaigne Inc. purchases or constructs in the future, subject to the negotiation of satisfactory terms and obtaining required consents. We expect that TransMontaigne Inc. will operate the assets it offers to us pursuant to the omnibus agreement for a period of up to two years, during which time TransMontaigne Inc.'s distribution and marketing operations will seek to increase the utilization of the assets as well as its knowledge of the areas in which the assets operate. We believe we will benefit from TransMontaigne Inc.'s operation of such assets because we anticipate TransMontaigne Inc. will be more likely to enter into a long-term terminaling services agreement with us once it has gained greater operating and market knowledge with respect to the assets. In light of the recent industry trend of large energy companies divesting their distribution and logistic assets, we believe there will continue to be significant acquisition opportunities.

We believe that our affiliation with TransMontaigne Inc. will provide us with a competitive advantage in situations where we jointly pursue acquisition opportunities or where we purchase assets previously purchased or constructed by TransMontaigne Inc. As is frequently the case in the energy industry, potential acquisition opportunities may have an element of commodity price risk inherent in their pre-acquisition operations. We expect to be able to pursue such acquisitions jointly with TransMontaigne Inc. in a manner that minimizes commodity price exposure to us. In these circumstances, TransMontaigne Inc. or one of its affiliates may assume most or all of the direct commodity price exposure inherent in the acquired business and incorporate these risks into its overall distribution and marketing operations. As a result of this affiliation, we believe we will be able to aggressively pursue acquisitions that otherwise would not be attractive to us or other competing potential acquirers because of the commodity price risk inherent in the target's operations.

Maximize the benefits of our relationship with TransMontaigne Inc.    Our exclusive options with TransMontaigne Inc. to purchase additional refined product terminals will provide us an opportunity to acquire additional assets and expand our operations in a manner which allows us to achieve substantial utilization of our assets by linking our infrastructure with TransMontaigne Inc.'s distribution and marketing business. In addition, our relationship with TransMontaigne Inc. will provide us with access to a significant pool of management talent and strong relationships throughout the energy industry that we intend to utilize to implement our strategies. TransMontaigne Inc. intends to utilize our partnership as a primary growth vehicle for its terminaling and transportation business. For this reason, we expect to have the opportunity to participate with TransMontaigne Inc. in considering transactions that we would not be able to aggressively pursue on our own.

Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base and we will consider constructing new refined product terminals in high-growth areas in Florida and elsewhere. During the year ended June 30, 2005, we placed 355,000 barrels of storage capacity into commercial service at our Florida terminals, and will continue to evaluate adding new tanks or bringing out-of-service tankage into commercial service in order to meet increasing demand for integrated terminaling services.

COMPETITIVE STRENGTHS

We believe we are well-positioned to execute our business strategies successfully using the following competitive strengths:

The terminaling services agreement we have with TransMontaigne Inc. will provide us with predictable cash flows.    We are well-positioned to focus our efforts to execute our strategy of expanding our asset base because our existing operations generate predictable revenues. Under the terminaling services agreement, TransMontaigne Inc. has agreed to pay us fees to transport refined products on the Razorback Pipeline and to receive integrated terminaling services through December 31, 2011, with a guaranteed minimum amount of revenues each calendar quarter.

Our relationship with TransMontaigne Inc., including our exclusive options to purchase additional refined product terminals, enhances our ability to make strategic acquisitions.    Our exclusive options offer us an attractive means of expanding our asset base by allowing us to purchase from TransMontaigne Inc. additional refined product terminals that complement our existing operations. The assets subject to the options are linked to TransMontaigne Inc.'s distribution and marketing operations, thereby allowing us to achieve substantial utilization of the assets. In addition, TransMontaigne Inc. generally is required to offer us the opportunity to buy terminal and pipeline assets it purchases or constructs in the future. In connection with any purchase of assets from TransMontaigne Inc., pursuant to the exclusive options or otherwise, we expect to have the opportunity to negotiate an appropriate terminaling services agreement with TransMontaigne Inc. relating to the new assets. We believe the value of any terminaling assets we acquire will be enhanced if we can concurrently obtain a long-term terminaling services agreement with TransMontaigne Inc., and therefore our efforts to make strategic acquisitions will be improved by our ability to jointly pursue these acquisitions with TransMontaigne Inc.

We have the financial flexibility to pursue expansion and acquisition opportunities.    We have a $75.0 million credit facility that expires in May 2010, of which we have approximately $33.0 million available at June 30, 2005 for general partnership purposes, including capital expenditures and acquisitions. In combination with our ability to issue new partnership units, we have significant resources to finance expansion projects and acquisitions.

We have a substantial presence in Florida, which has above-average population growth and significant cruise ship activity, and is not currently served by any local refinery or interstate refined product pipeline.    Seven of our terminals serve TransMontaigne Inc.'s and our other customers' operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

–>
Refined petroleum products are largely distributed in Florida through terminals with waterborne access, such as our terminals, because Florida has no refineries or interstate refined product pipelines.

–>
Florida's population is one of the fastest-growing in the United States, resulting in additional potential demand for refined petroleum products.

–>
The ports served by our terminals are among the top cruise ship ports in the United States, with year-round demand.

Our general partner has a knowledgeable management team with significant experience in the energy industry and in executing acquisition and expansion strategies.    The members of our general partner's management team have significant experience with regard to the implementation of acquisition, operating and growth strategies in many facets of the energy industry, including crude oil marketing and transportation; natural gas and natural gas liquid gathering, processing, transportation and marketing; propane storage, transportation and marketing; and refined petroleum product storage, transportation and marketing. In addition, over the course of their respective careers, members of the management team have established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business through both acquisition and internal expansion.

TERMINALS AND PIPELINE CONTROL OPERATIONS

Our pipeline is operated via geosynchronous satellite, microwave, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

The control center operates with state-of-the-art System Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, engines, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipeline. Pump stations and meter-measurement points on the pipeline are linked by satellite or telephone communication systems for remote monitoring and control, which reduces our requirement for full-time on-site personnel at most of these locations.

SAFETY AND MAINTENANCE

We perform preventive and normal maintenance on our pipeline and terminal system and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipeline and terminal tanks as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems.

We monitor the structural integrity of selected segments of our Razorback Pipeline system through a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the Department of Transportation, or DOT, required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We internally tested the Razorback Pipeline in 2004 and have completed all necessary repairs and maintenance.

Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along the Razorback Pipeline. Employees participate in simulated spill deployment exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that the Razorback Pipeline has been constructed and is maintained in all material respects in accordance with applicable federal, state, and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT, and accepted industry practice.

At our terminals, tanks designed for gasoline storage are equipped with internal or external floating roofs that minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. Our terminal facilities have facility response plans, spill prevention and control plans, and other plans and programs to respond to emergencies.

Many of our terminal loading racks are protected with water deluge systems activated by either heat sensors or an emergency switch. Several of our terminals also are protected by foam systems that are activated in case of fire. All of our terminals are subject to participation in a comprehensive environmental management program to assure compliance with applicable air, solid waste, and wastewater regulations.

SAFETY REGULATION

We are subject to regulation by the United States Department of Transportation under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act or HLPSA, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations and also to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with these HLPSA regulations.

The United States Department of Transportation Office of Pipeline Safety, or OPS, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe that we are in material compliance with these OPS regulations.

We also are subject to OPS regulation for High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The Razorback Pipeline is subject to these requirements. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigative measures exist. Through this program, we evaluated a range of threats to each pipeline segment's integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. The complete baseline assessment of all segments must be performed by February 17, 2009, with intermediate compliance deadlines prior to that date. We believe that we are in material compliance with the OPS regulation of HCAs.

Our Florida terminals also are subject to state regulations regarding our storage of refined product in aboveground storage tanks. These regulations require, among other things, registration of tanks, financial assurances and inspection and testing, consistent with the standards established by the American Petroleum Institute. We believe that we are in material compliance with these aboveground storage tank regulations.

We also are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. We believe that we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

In general, we expect to increase our expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Although we cannot estimate the magnitude of such expenditures at this time, we do not believe that they will have a material adverse impact on our results of operations.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of refined petroleum product terminals and pipelines, we must comply with these laws and regulations at federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

–>
requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

–>
requiring capital expenditures to comply with environmental control requirements; and

–>
enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of certain material environmental and safety concerns that relate to our business.

Water

The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of oil and its derivates into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide for various civil and criminal penalties and liabilities in the event of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum tank spill, rupture or leak. A containment berm is an earthen or cement barrier, impervious to liquids, which surrounds a storage tank holding between 1,000 and 500,000 gallons of petroleum products or other hazardous materials and used to prevent spilling and extensive damage to the environment. The berm is a form of secondary containment with the storage tank itself being the primary instrument of containment.

Contamination resulting from spills or releases of refined petroleum products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the assets we own as a result of past operations, we believe any such contamination can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended, or OPA, which addresses three principal areas of oil pollution—prevention, containment and cleanup. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the OPS, or the EPA. Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. We believe that we are in substantial compliance with regulations pursuant to OPA and similar state laws.

We do not have any terminal location that discharges any type of process wastewater. We are, however, subject to various types of storm water discharge requirements at our terminals. The EPA has adopted regulations that require us to obtain permits to discharge certain storm water run-off. Storm water discharge permits also may be required by certain states in which we operate. Such permits may require us to monitor and sample the effluent from our operations. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

Our storm water discharges generally fall into two categories: petroleum contact and non-contact. The sources of contact water are the truck loading operations at some of the terminals. Some of our terminal locations do not have contact water discharges because of the use of closed-loop water handling systems, thus obviating the need for discharge permits. The water generated in these closed-loop systems is transported offsite and disposed of properly. At locations where contact water is discharged on site, permit conditions dictate control technology requirements, effluent limitations and confirmation sampling. Non-contact storm water is generated at most terminal locations, primarily from rainfall collection in aboveground storage tank secondary containment enclosures or dikes. Various types of storm water permits regulate these discharges, with most being "General" state-wide industry specific mechanisms. The cost involved in obtaining and renewing these storm water permits is not material.

Air emissions

Our operations are subject to the federal Clean Air Act and comparable state and local statutes. The Clean Air Act Amendments of 1990 require most industrial operations in the United States to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Pursuant to the Clean Air Act, any of our facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. Some of our facilities have been included within the categories of hazardous air pollutant sources. The Clean Air Act regulations are still being implemented by the EPA and state agencies. We believe that we are in substantial compliance with existing standards and regulations pursuant to the Clean Air Act and similar state and local laws, and we do not anticipate that implementation of additional regulations will have a material adverse effect on us.

Air permits are required for our terminaling operations that result in the emission of regulated air contaminants. These operations in general include fugitive volatile organic compounds (primarily hydrocarbons) from truck loading activities and tank working losses. The sources of these emissions are strictly regulated through the permitting process. Such regulation includes stringent control technology and extensive permit review and periodic renewal. The cost involved in obtaining and renewing these permits is not material.

Hazardous and solid waste

Our operations are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the U.S. EPA as Conditionally Exempt Small Quantity Generators. Our terminals do not generate hazardous waste except on isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

Site remediation

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, also known as the "Superfund" law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our operations we will generate wastes or handle substances that may fall within the definition of a "hazardous substance." CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies. We believe that we are in substantial compliance with the existing requirements of CERCLA.

We currently own, lease, or operate numerous properties and facilities that for many years have been used for industrial activities, including refined product terminaling operations. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons, was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

In connection with its acquisition of five Florida terminals from an affiliate of El Paso Corporation, TransMontaigne Inc. agreed to assume responsibility for known environmental conditions at the acquired terminals. TransMontaigne Inc. currently is undertaking, or evaluating the need for, remediation of subsurface hydrocarbon contamination at the acquired Florida terminals. The total cost for remediating the contamination at these acquired terminal locations currently is estimated by TransMontaigne Inc. to be between $3.0 million and $5.1 million. TransMontaigne Inc.'s activities are being administered by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. believes that it is eligible to receive state reimbursement of the majority of the costs associated with the remediation of the acquired sites. As such, TransMontaigne Inc. believes that its share of the total liability after state reimbursement, as estimated by it, is between $1.0 million and $3.1 million. Costs incurred to remediate existing contamination at the Florida terminals historically owned by TransMontaigne Inc. have been, and are expected in the future to be, insignificant. As part of the omnibus agreement, TransMontaigne Inc. retained 100% of these liabilities. Additionally, TransMontaigne Inc. will agree to indemnify us for other remediation liabilities in some circumstances, subject to a deductible, maximum liability, and time limit as discussed under "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement; Indemnification" of this annual report.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

OPERATIONAL HAZARDS AND INSURANCE

Our terminal and pipeline facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties.

The insurance covers all of our assets in amounts that we consider to be reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The events of September 11, 2001, and their overall effect on the insurance industry have adversely impacted the availability and cost of coverage. Due to these events, insurers have excluded acts of terrorism and sabotage from our insurance policies.

We share some insurance policies, including our general liability policy, with TransMontaigne Inc. These policies contain caps on the insurer's maximum liability under the policy, and claims made by either of TransMontaigne Inc. or us are applied against the caps. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne Inc. against the policy cap.

TARIFF REGULATION

The Razorback Pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, is an interstate petroleum products pipeline and is subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and nondiscriminatory. Rates of interstate oil pipeline companies are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods. In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings or actual agreements between shippers and the oil pipeline company.

Under current FERC regulations, we are permitted to charge "just and reasonable," non-discriminatory tariffs for the transportation of refined products through the Razorback Pipeline. The FERC generally has not investigated interstate rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be materially reduced. In the absence of a challenge to our rates, given our ability to utilize either posted rates subject to increases tied to the Producer Price Index, to utilize rates tied to cost of service methodology, competitive market showing or actual agreements between shippers and us, we do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to prevent a pipeline transportation company's ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On December 2, 2004, the FERC issued a Notice of Inquiry that called for comments regarding whether BP West Coast applies broadly or only to the specific facts of that case. In response to the comments received, on May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC expressed the intent to implement its policy in individual rate proceedings as they arise. Evaluation of the impact of this policy statement will have to await further developments in various pending cases.

TITLE TO PROPERTIES

Our pipeline is constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for our pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third-party consents, permits, and authorizations for the transfer of the assets necessary for us to operate our business in all material respects as described in this annual report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

Our general partner believes that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by affiliates of TransMontaigne Inc. until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to transfer. We will make these filings and request these consents, the granting of which is subject to the discretion of the applicable governmental entity.

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by TransMontaigne Partners (Predecessor) or us, our general partner believes that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

EMPLOYEES

TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. employs the people who provide support to TransMontaigne Inc.'s operations as well as our operations. At August 29, 2005, TransMontaigne Services Inc. had approximately 727 full-time employees of which 85 of these employees provide services directly to us. At August 29, 2005, none of TransMontaigne Services Inc.'s employees that provide services directly to us was covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

ITEM 3. LEGAL PROCEEDINGS

TransMontaigne Inc. has agreed to indemnify us for any losses we may suffer as a result of legal claims for actions that occurred prior to the closing of our initial public offering on May 27, 2005.

We currently are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverage and deductibles as the general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that the levels of insurance will be available in the future at economical prices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fiscal year covered by this annual report.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 24, 2005, our registration statement on Form S-1 (SEC File No.: 333-123219), as amended, that we filed with the Securities and Exchange Commission relating to our initial public offering became effective. The managing underwriter was UBS Investment Bank. The closing date of our initial public offering was May 27, 2005. On that date we sold 3,350,000 common units to the public at a price of $21.40 per common unit, or $71.7 million. The underwriting discount on this sale was $4.7 million, excluding structuring fees of $0.4 million paid to UBS Securities LLC. On June 3, 2005, the underwriters closed on the exercise of their over-allotment option to acquire an additional 502,500 common units at the initial public offering price of $21.40 per unit, resulting in net proceeds of approximately $10.0 million, after underwriting discounts and offering expenses of approximately $0.8 million. We repurchased 502,500 common units from a subsidiary of TransMontaigne Inc. at $20.01 per unit to satisfy the over-allotment option.

Concurrent with the closing of our initial public offering, we (1) entered into and borrowed $31.5 million under our $75 million revolving credit agreement and incurred $0.9 million of debt issuance costs and related expenses and (2) issued 450,000 subordinated units to MSDW Bondbook Ventures, Inc., an affiliate of Morgan Stanley Capital Group, Inc., for $7.9 million in a private offering exempt from registration under Section 4(2) of the Securities Act. A summary of the proceeds received and the use of proceeds is as follow (in millions).

Proceeds Received:
Sale of common units (including exercise of over-allotment option)	$82.5
Borrowing under credit facility	31.5
Private placement of subordinated units	7.9

$121.9

Use of Proceeds:
Underwriting discount (including exercise of over-allotment option)	$5.8
Professional fees and other offering costs	3.7
Deferred debt issuance costs	0.9
Repurchase of units from subsidiary of TransMontaigne Inc.	10.0
Distributed to TransMontaigne Inc.	101.5

$121.9

MARKET FOR COMMON UNITS

The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On August 29, 2005, there were approximately 40 unit holders of record of our common units. This number does not include unit holders whose units are held in trust by other entities. The actual number of unit holders is greater than the number of unit holders of record.

The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High

May 24, 2005 (initial trading day) through June 30, 2005	$21.40	$26.85

DISTRIBUTIONS OF AVAILABLE CASH

A distribution of $0.15 per unit for the quarter ended June 30, 2005, was paid on August 9, 2005, and reflects the pro rata portion of the minimum quarterly distribution of $0.40 per common unit for the period from the closing of the initial public offering on May 27, 2005 through June 30, 2005.

Within approximately 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Available cash generally means all cash on hand at the end of the quarter:

–>
less the amount of cash reserves established by our general partner to:

->
provide for the proper conduct of our business;

->
comply with applicable law, any of our debt instruments, or other agreements; or

->
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

–>
plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

Distributions of Available Cash During the Subordination Period

Common units are entitled to receive distributions from operating surplus of $0.40 per unit per quarter, or $1.60 per unit per year, before any such distributions are paid on our subordinated units. At June 30, 2005, the amounts of available cash from operating surplus needed to pay the minimum quarterly distribution for one quarter and for four quarters on the common units, the subordinated units, and the general partner units were approximately:

	One Quarter	Four Quarters
	(in thousands)

Common units and related distribution on general partner units	$1,621	$6,486
Subordinated units and related distribution on general partner units	$1,356	$5,424

Total	$2,977	$11,910

We will make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

–>
First, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

–>
Second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

–>
Third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

–>
Thereafter, cash in excess of the minimum quarterly distributions is distributed to unitholders and the general partner based on the incentive distribution rights held by our general partner.

Distributions of Available Cash After the Subordination Period

At June 30, 2005, there were 3,322,266 subordinated units issued and outstanding. The subordination period will generally not end until June 30, 2010. However, a portion of the subordinated units may be converted into common units at an earlier date on a one-for-one basis based on the achievement of certain financial goals as defined in our partnership agreement.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash.

We will make distributions of available cash for any quarter after the subordination period in the following manner:

–>
First, 98% to all unitholders, pro rata, and 2% to our general partner until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

–>
Thereafter, in the manner described under "—Incentive Distribution Rights" below.

Incentive Distribution Rights

Incentive distribution rights are a non-voting limited partner interest that represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

The following table illustrates the percentage allocations of the additional available cash from operating surplus between the unitholders and our general partner up to the various target distribution levels. The amounts set forth under "Marginal percentage interest in distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total quarterly distribution," until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume our general partner has contributed any additional capital to maintain its 2% general partner interest and has not transferred its incentive distribution rights.

		Marginal percentage interest in distributions
	Total quarterly distribution
			General partner
	Target amount	Unitholders

Minimum Quarterly Distribution	$0.40	98%	2%
First Target Distribution	up to $0.44	98%	2%
Second Target Distribution	above $0.44 up to $0.50	85%	15%
Third Target Distribution	above $0.50 up to $0.60	75%	25%
Thereafter	above $0.60	50%	50%

There is no guarantee that we will be able to pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our senior secured credit facility.

Common Unit Repurchases for the quarter ended June 30, 2005

Following is a summary of common unit repurchases for the quarter ended June 30, 2005 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1 - May 30(a)	—	$—
June 1 - June 30	502,500	20.01

Total	502,500	$20.01	—	—

(a)
On June 3, 2005, the underwriters closed the exercise of their over-allotment option to acquire an additional 502,500 common units at the initial public offering price of $21.40 per unit, less the underwriting discount of $1.39 per common unit. We repurchased 502,500 common units from a subsidiary of TransMontaigne Inc. to satisfy the requirements of the over-allotment option.

For information on our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended June 30, 2005, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended June 30,
	2005	2004	2003(2)	2002(1)	2001
	(dollars in thousands)

Statement of Operations Data:
Revenues	$36,093	$34,437	$17,175	$8,901	$7,105
Direct operating costs and expenses	(15,842)	(14,813)	(6,267)	(2,894)	(2,401)

Net operating margin	20,251	19,624	10,908	6,007	4,704

Costs and expenses:
Direct general and administrative	(79)	—	—	—	—
Allocated general and administrative	(2,800)	(3,300)	(2,500)	(1,400)	(1,400)
Allocated insurance	(333)	(318)	(239)	(200)	(200)
Depreciation and amortization	(6,154)	(5,903)	(3,588)	(1,728)	(1,749)
Gain on disposition of assets, net	—	6	—	—	—

Operating income	10,885	10,109	4,581	2,679	1,355
Other income (expense):
Interest income	—	6	—	—	—
Interest expense	(167)	—	—	—	—
Amortization of deferred debt issuance costs	(15)	—	—	—	—
Minority interest share in earnings of Razorback Pipeline	—	—	—	(525)	(538)

Net earnings	$10,703	$10,115	$4,581	$2,154	$817

Other Financial Data:
Net cash provided by operating activities	$18,517	$16,532	$8,469	$4,545	$3,249
Net cash (used) by investing activities	$(3,686)	$(3,256)	$(95,949)	$(7,115)	$(318)
Net cash provided (used) by financing activities	$(14,592)	$(13,292)	$87,448	$2,592	$(2,951)
	June 30,
	2005	2004	2003(2)	2002(1)	2001
	(dollars in thousands)

Balance Sheet Data:
Property, plant and equipment, net	$116,044	$118,012	$120,153	$29,985	$24,603
Total assets	$122,860	$120,886	$123,806	$30,286	$24,874
Equity	$87,425	$118,657	$121,834	$29,805	$24,534

(1)
Effective June 30, 2002, TransMontaigne Inc. acquired the remaining 40% interest that it did not own in the Razorback Pipeline system.

(2)
The consolidated financial statements include the results of operations of the Coastal Fuels assets from the closing date of their acquisition by TransMontaigne Inc. (February 28, 2003).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

We are a refined petroleum products terminaling and pipeline company formed by TransMontaigne Inc. Our initial operations consist of certain terminal and pipeline assets that were contributed to us by TransMontaigne Inc. Specifically, the contributed assets are composed of:

–>
seven refined product terminals located in Florida, with an aggregate storage capacity of approximately 5.8 million barrels, that provide integrated terminaling services to TransMontaigne Inc., other distribution and marketing companies and the United States government;

–>
a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for TransMontaigne Inc. from Mt. Vernon, Missouri to Rogers, Arkansas; and

–>
two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate storage capacity of approximately 400,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to TransMontaigne Inc.

We conduct our operations in the United States in Florida, Southwest Missouri and Northwest Arkansas and provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined products and crude oil, including TransMontaigne Inc. We handle light refined products such as gasolines, distillates (including heating oil) and jet fuels; heavy refined products such as residual fuel oils and asphalt; and crude oil.

The substantial majority of our business is devoted to providing terminaling and pipeline services to TransMontaigne Inc. TransMontaigne Inc. accounted for approximately 64%, 59% and 70% of our revenues for the years ended June 30, 2005, 2004 and 2003, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Florida, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. currently relies on us to provide substantially all the integrated terminaling services it requires to support its operations in Florida, Southwest Missouri and Northwest Arkansas. Pursuant to the terms of a terminaling services agreement we executed on May 27, 2005 with TransMontaigne Inc., we expect to continue to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future. TransMontaigne Inc. has a significant interest in our partnership through its indirect ownership of a 39.4% limited partner interest and a 2% general partner interest in us.

We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipeline is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipeline. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline in Northwest Arkansas and Southwest Missouri peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for gasoline in Florida typically peaks in the winter season due to the influx of visitors to the state. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipeline is not material.

Our assets, liabilities and results of operations reflect the assets, liabilities and results of operations of the contributed assets during the periods presented as described below.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED JUNE 30, 2005

In April 2005, we entered into a new three-year terminaling services agreement with a marketer of residual fuel oil that is expected to generate approximately $1.3 million in annual revenues.

On May 9, 2005, we entered into a $75 million senior secured credit facility that matures on May 9, 2010.

On May 27, 2005, we closed on the sale of 3,350,000 common units representing limited partnership interests in an initial public offering at a price of $21.40 per common unit, resulting in net proceeds of approximately $63.0 million, after underwriting discounts and offering expenses of approximately $8.7 million.

On May 27, 2005, we closed on the sale of 450,000 subordinated units representing limited partnership interests in a private placement transaction with an affiliate of Morgan Stanley Capital Group, Inc., resulting in proceeds of approximately $7.9 million.

On June 3, 2005, we closed on the exercise of the underwriters' over-allotment option to acquire an additional 502,500 common limited partner units at the initial public offering price of $21.40 per unit, resulting in net proceeds of approximately $10.0 million, after underwriting discounts and offering expenses of approximately $0.8 million. We repurchased 502,500 common units from Coastal Fuels Marketing, Inc., a subsidiary of TransMontaigne Inc., at $20.01 per unit to satisfy the over-allotment option.

SUBSEQUENT EVENTS

On July 20, 2005, we announced the declaration of a cash distribution of $0.15 per unit payable on August 9, 2005 to unitholders of record on July 29, 2005. That distribution represents the pro rata portion of our minimum quarterly cash distribution of $0.40 per unit for the period from May 27, 2005 through June 30, 2005.

On August 29, 2005, Hurricane Katrina caused severe damage along the United States Gulf Coast and into the southeastern United States. We currently are not aware of any significant long-term damage to our facilities as a result of Hurricane Katrina.

NATURE OF REVENUES AND EXPENSES

We derive revenues from our refined product terminals by charging fees for providing integrated terminaling and related services. We generate revenues from the Razorback Pipeline by charging a tariff for transporting refined products. The fees we charge, our other sources of revenue and our direct operating costs and expenses are described below.

Throughput and additive injection fees.    We earn throughput fees for each barrel of product that is distributed at our terminals by our customers. Terminal throughput fees are based on the volume of product distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Terminaling Storage Fees.    We provide storage capacity at our terminals to third parties, and prior to May 27, 2005, TransMontaigne Inc. Terminaling storage fees generally are based on a per barrel of storage capacity per month rate and vary with the duration of the agreement and the type of product.

Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The tariff on the Razorback Pipeline is regulated by the FERC.

Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs.

Other Revenue.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to TransMontaigne Inc. resulting from the excess of product deposited by our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property and casualty insurance, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Allowance for Doubtful Accounts.    At June 30, 2005, our allowance for doubtful accounts was $nil. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future.

Accrued Environmental Obligations.    At June 30, 2005, we were not aware of any existing conditions that may cause us to incur significant expenditures in the future for the remediation of potentially contaminated sites caused by past operations. As such, we have not reflected in the accompanying consolidated financial statements any liabilities for environmental obligations to be incurred in the future based on existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

Costs incurred to remediate existing contamination at the Florida terminals historically owned by TransMontaigne Inc. have been, and are expected in the future to be, insignificant. As part of the omnibus agreement, TransMontaigne Inc. retained 100% of these liabilities. TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially-contributed assets and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEARS ENDED JUNE 30, 2005, 2004 AND 2003

In reviewing our historical results of operations, you should be aware that the historical results of operations prior to the closing of our initial public offering on May 27, 2005, reflect the financial results of our predecessor entity "TransMontaigne Partners (Predecessor)." The contribution of certain TransMontaigne Inc. terminal and pipeline operations to us was recorded for financial reporting purposes at carryover basis in a manner similar to a reorganization of entities under common control. In reviewing these results you should be aware of the following:

The historical revenues include only actual amounts received from:

–>
third parties who utilized our Florida terminals; and

–>
TransMontaigne Inc. for use of our Razorback Pipeline system and Florida terminals.

In addition, the historical results of operations reflect the impact of the following acquisitions:

–>
the purchase of five of the Florida terminals contributed to us with aggregate storage capacity of approximately 4.8 million barrels, completed in February 2003; and

–>
the purchase of the remaining 40% interest in the Razorback Pipeline, completed in June 2002.

We reported net earnings of approximately $10.7 million for the year ended June 30, 2005, compared to net earnings of approximately $10.1 million for the year ended June 30, 2004, and net earnings of approximately $4.6 million for the year ended June 30, 2003. Selected results of operations data for each of the quarters in the three-year period ended June 30, 2005, are summarized below (in thousands):

	Three months ended
					Year ended June 30, 2005
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005

Revenues	$8,392	$8,300	$9,714	$9,687	$36,093
Direct operating costs and expenses	(4,086)	(3,987)	(4,059)	(3,710)	(15,842)

Net operating margins	4,306	4,313	5,655	5,977	20,251
Direct general and administrative	—	—	—	(79)	(79)
Allocated general and administrative	(700)	(700)	(700)	(700)	(2,800)
Allocated insurance expense	(84)	(83)	(83)	(83)	(333)
Depreciation and amortization	(1,537)	(1,507)	(1,509)	(1,601)	(6,154)

Operating income	1,985	2,023	3,363	3,514	10,885
Other income (expense), net	—	—	—	(182)	(182)

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

	Three months ended
					Year ended June 30, 2004
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004

Revenues	$8,812	$8,020	$8,797	$8,808	$34,437
Direct operating costs and expenses	(3,937)	(3,079)	(3,874)	(3,923)	(14,813)

Net operating margins	4,875	4,941	4,923	4,885	19,624
Allocated general and administrative	(825)	(825)	(825)	(825)	(3,300)
Allocated insurance expense	(80)	(80)	(79)	(79)	(318)
Depreciation and amortization	(1,287)	(1,537)	(1,522)	(1,557)	(5,903)
Gain on disposition of assets, net	—	6	—	—	6

Operating income	2,683	2,505	2,497	2,424	10,109
Other income (expense), net	—	—	6	—	6

Net earnings	$2,683	$2,505	$2,503	$2,424	$10,115

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Revenues	$2,069	$2,370	$4,490	$8,246	$17,175
Direct operating costs and expenses	(581)	(540)	(1,522)	(3,624)	(6,267)

Net operating margins	1,488	1,830	2,968	4,622	10,908
Allocated general and administrative	(625)	(625)	(625)	(625)	(2,500)
Allocated insurance expense	(60)	(60)	(60)	(59)	(239)
Depreciation and amortization	(577)	(519)	(490)	(2,002)	(3,588)

Operating income	226	626	1,793	1,936	4,581
Other income (expense), net	—	—	—	—	—

Net earnings	$226	$626	$1,793	$1,936	$4,581

The net operating margins for the year ended June 30, 2005 were approximately $20.3 million, compared to approximately $19.6 million for the year ended June 30, 2004, and $10.9 million for the year ended June 30, 2003. The increase of approximately $0.7 million in net operating margins for 2005 as compared to 2004 was due principally to an increase in net operating margins of approximately $0.3 million at the Florida facilities and approximately $0.4 at the Razorback Pipeline system. The increase of approximately $8.7 million in net operating margins for 2004 as compared to 2003 was due principally to the increase in net operating margins generated by the assets acquired from an affiliate of El Paso Corporation, which we refer to as the Coastal Fuels assets, of approximately $8.5 million. The results of operations of the Coastal Fuels assets, principally five of the Florida terminals, are included from the closing date of the acquisition by TransMontaigne Inc. (February 28, 2003). For the years ended June 30, 2005, 2004 and 2003, the Coastal Fuels assets generated revenues of approximately $25.9 million, $23.8 million and $7.8 million, respectively, and net operating margins of approximately $13.7 million, $12.6 million and $4.1 million, respectively.

Our net operating margins are as follows (in thousands):

	Years ended June 30,
	2005	2004	2003

Throughput and additive injection fees, net	$11,893	$10,617	$7,360
Terminaling storage fees	18,106	17,711	6,135
Pipeline transportation fees	2,242	2,141	2,032
Reimbursed costs	129	108	132
Other	3,723	3,860	1,516

Revenue	36,093	34,437	17,175
Less direct operating costs and expenses	(15,842)	(14,813)	(6,267)

Net operating margins	$20,251	$19,624	$10,908

Throughput and additive injection fees, net.    Terminal throughput and additive injection fees, net were approximately $11.9 million, $10.6 million and $7.4 million for the years ended June 30, 2005, 2004 and 2003, respectively. The increase of approximately $1.3 million in throughput fees for 2005 as compared to 2004 was due principally to increases of approximately $0.9 million at the Florida facilities and approximately $0.4 million at the Razorback Pipeline system. The increase of approximately $3.2 million in throughput fees for 2004 as compared to 2003 was due principally to increases of approximately $2.4 million as a result of the acquisition of the Coastal Fuels assets, and approximately $0.8 million at our historical Florida facilities. For the years ended June 30, 2005, 2004 and 2003, we delivered approximately 92,100 barrels, 98,400 barrels and 69,000 barrels per day of light oil throughput volumes, respectively, at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil marketing volumes were approximately $0.8 million for the one month ended June 30, 2005. For the years ended June 30, 2005 and 2004, we delivered approximately 26,300 barrels and 24,200 barrels per day, respectively, of heavy oil marketing volumes for TransMontaigne Inc. at our terminals.

Included in the terminal throughput fees for the years ended June 30, 2005, 2004 and 2003, are fees charged to TransMontaigne Inc. of approximately $11.8 million, $10.5 million and $7.2 million, respectively.

Terminaling Storage Fees.    Terminaling storage fees were approximately $18.1 million, $17.7 million and $6.1 million for the years ended June 30, 2005, 2004 and 2003, respectively. The increase of approximately $0.4 million in terminaling storage fees for 2005 as compared to 2004 was due principally to an annual increase in storage fees charged to our customers at the Florida facilities and the execution in April 2005 of a new two-year terminaling services agreement with a marketer of residual fuel oil. The increase of approximately $11.6 million in terminaling storage fees for 2004 as compared to 2003 was due principally to the acquisition of the Coastal Fuels assets.

Included in the terminaling storage fees for the years ended June 30, 2005, 2004 and 2003 are fees charged to TransMontaigne Inc. of approximately $8.4 million, $7.2 million and $2.4 million, respectively, for the storage of residual fuel oil.

Pipeline Transportation Fees.    For the years ended June 30, 2005, 2004 and 2003, we earned pipeline transportation fees of approximately $2.2 million, $2.1 million and $2.0 million, respectively. For the years ended June 30, 2005, 2004 and 2003, we averaged approximately 12,400 barrels, 12,400 barrels and 11,800 barrels per day of transported product on the Razorback Pipeline. During the year ended June 30, 2005, the tariff charged for transporting barrels on the Razorback Pipeline increased to $0.50 per barrel from $0.47 per barrel.

Included in pipeline transportation fees for the years ended June 30, 2005, 2004 and 2003, are fees charged to TransMontaigne Inc. of approximately $2.2 million, $2.1 million, and $2.0 million, respectively.

Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. For the years ended June 30, 2005, 2004 and 2003, cost reimbursements were approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

Other Revenue.    For the years ended June 30, 2005, 2004 and 2003, other revenue was approximately $3.7 million, $3.9 million and $1.5 million, respectively. The decrease of approximately $0.2 million in other revenue for 2005 as compared to 2004 was due principally to an decrease of approximately $0.1 million at the Florida facilities and approximately $0.1 million at the Razorback Pipeline system. The increase of approximately $2.4 million in other revenue for 2004 as compared to 2003 was due principally to an increase of approximately $2.0 million from our acquisition of the Coastal Fuels assets and an increase of approximately $0.6 million at our Razorback Pipeline terminals.

Included in other revenue for the years ended June 30, 2005, 2004 and 2003 are fees charged to TransMontaigne Inc. of approximately $0.7 million, $0.3 million and $0.3 million, respectively.

Direct Operating Costs and Expenses.    For the years ended June 30, 2005, 2004 and 2003, the direct operating costs and expenses of our operations were approximately $15.8 million, $14.8 million and

$6.3 million, respectively. The direct operating costs and expenses of our operations are as follows (in thousands):

	Years ended June 30,
	2005	2004	2003

Wages and employee benefits	$4,975	$4,442	$2,037
Utilities and communication charges	1,207	1,735	856
Repairs and maintenance	4,713	3,725	1,011
Allocated property and casualty insurance costs	667	582	261
Office, rentals and property taxes	2,138	1,972	913
Vehicles and fuel costs	1,102	821	147
Environmental compliance costs	489	624	331
Other	551	912	711

Direct operating costs and expenses	$15,842	$14,813	$6,267

The increase of approximately $1.0 million in direct operating costs and expenses for 2005 as compared to 2004 was due principally to increases at the Florida facilities. The increase of approximately $8.5 million in direct operating costs and expenses for 2004 as compared to 2003 was due principally to the addition of the Coastal Fuels assets, which resulted in approximately $7.7 million of additional direct operating costs and expenses, an increase of approximately $0.4 million at our historical Florida terminals, and an increase of approximately $0.4 million at our Razorback Pipeline system.

Costs and expenses.    The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million, $3.3 million and $2.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers, and other insurable risks. The allocated insurance expenses are presented in the accompanying consolidated statements of operations as follows (in thousands):

	Years ended June 30,
	2005	2004	2003

Direct operating costs and expenses	$667	$582	$261
General and administrative costs	333	318	239

Total allocated insurance costs	$1,000	$900	$500

Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003, was $6.2 million, $5.9 million and $3.6 million, respectively. The increase of approximately $0.3 million in depreciation and amortization expense for 2005 as compared to 2004 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment. The increase of approximately $2.3 million in depreciation and amortization expense for 2004 as compared to 2003 was due principally to depreciation and amortization expense on the Coastal Fuels assets and current year additions to property, plant, and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements. Prior to our initial public offering in May 2005, investments and advances from TransMontaigne Inc. were our primary means of funding our liquidity needs. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our new credit facility and debt and equity offerings.

Capital expenditures for the year ended June 30, 2005, were approximately $3.7 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital expenditures for the year ending June 30, 2006, are estimated to be less than $5.0 million, which includes less than $2.0 million of capital expenditures to maintain our existing facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Senior Secured Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $61.3 million at June 30, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions meeting the definition of "permitted acquisitions" which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). These financial covenants are based on a defined financial performance measure within the credit facility known as "Consolidated EBITDA."

For the periods prior to our initial public offering on May 27, 2005, the credit facility stipulates our Consolidated EBITDA at approximately $3.7 million per quarter and consolidated interest expense at approximately $0.4 million per quarter. Those assumptions are reflected in the following calculation of the "total leverage ratio" and "interest coverage ratio" contained in the credit facility.

	Three Months Ended
					Year Ended June 30, 2005
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005

Financial performance debt covenant test:
Consolidated EBITDA, as stipulated in the credit facility	$3,663	$3,663	$3,663	$4,341	$15,330
Consolidated funded indebtedness					$28,307
Total leverage ratio					1.85	x
Consolidated interest expense, as stipulated in the credit facility	392	392	392	409	$1,585
Interest coverage ratio					9.7	x

If we were to fail either financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable.

Contractual obligations and contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2005, are as follows (in thousands):

	Years ending June 30,
	2006	2007	2008	2009	2010	Thereafter

Additions to property, plant and equipment under contract	$160	$—	$—	$—	$—	$—
Operating leases—property and equipment	140	127	122	117	97	—
Long-term debt	—	—	—	—	28,307	—
Interest expense on debt(1)	1,415	1,415	1,415	1,415	1,297	—

Total contractual obligations to be settled in cash	$1,715	$1,542	$1,537	$1,532	$29,701	$—

(1)
Assumes that our outstanding long-term debt at June 30, 2005 remains outstanding until its maturity date and we incur interest expense at 5.0%.

Off-Balance Sheet Arrangements.    We have no outstanding letters of credit.

See Notes 2, 9 and 11 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our planned capital and liquidity requirements through at least the maturity date of our credit facility (May 2010).

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. For TransMontaigne Partners, the accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are evaluating the requirements under SFAS 123R and, currently we are not anticipating a significant impact on our consolidated financial statements from the adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS 143," which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. For TransMontaigne Partners, FIN 47 is effective for annual reporting periods beginning after December 15, 2005. We are evaluating the requirements under FIN 47 and do not anticipate the adoption will have a significant impact on our consolidated financial statements.

RISKS INHERENT IN OUR BUSINESS THAT MAY AFFECT FUTURE RESULTS

Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this annual report in connection with any investment in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the market value of our common units representing limited partnership interests could decline, and investors could lose all or a part of their investment.

We depend upon TransMontaigne Inc. for a substantial majority of our revenues. A substantial reduction of those revenues would have a material adverse effect on our financial condition and results of operations.

We expect to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future. Because of TransMontaigne Inc.'s position as a major customer of our business, events which adversely affect TransMontaigne Inc.'s creditworthiness or business operations may adversely affect our financial condition or results of operations. If TransMontaigne Inc. is unable to meet its minimum revenue commitment for any reason, then our revenues and cash flow would decline. Therefore, we are indirectly subject to the business risks of TransMontaigne Inc., many of which are similar to the business risks we face. In particular, these business risks include the following:

–>
TransMontaigne Inc.'s inability to negotiate distribution and marketing contracts on favorable terms;

–>
contract non-performance by TransMontaigne Inc.'s customers;

–>
Morgan Stanley Capital Group, Inc.'s failure to perform under its product supply agreement with TransMontaigne Inc., which would adversely affect TransMontaigne Inc.'s ability to acquire supplies of gasoline and distillates and deliver them to its customers on a timely basis;

–>
a material decline in refined petroleum product supplies, including heavy refined products not supplied by Morgan Stanley Capital Group, Inc., which could increase TransMontaigne Inc.'s terminaling, storage and throughput costs on a per-barrel basis; and

–>
various operational risks to which TransMontaigne Inc.'s business is subject.

Because the substantial majority of our active terminal storage capacity will be utilized by TransMontaigne Inc. pursuant to the terminaling services agreement, we do not expect to materially increase our revenues from third party customers in the near term unless we undertake significant acquisition or construction projects. Therefore, we do not expect our dependence on TransMontaigne Inc. for a substantial majority of our revenues to decrease in the near future.

We are subject to the credit risk of TransMontaigne Inc., and TransMontaigne Inc.'s leverage and creditworthiness could adversely affect our ability to grow our business.

Currently our indebtedness is not rated by any credit rating agency, however, we may have rated debt in the future. Credit rating agencies such as Standard & Poor's and Moody's may consider TransMontaigne Inc.'s debt ratings when assigning ours, because of TransMontaigne Inc.'s ownership interest in and control of us, the strong operational links between TransMontaigne Inc. and us, and our reliance on TransMontaigne Inc. for a substantial majority of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of TransMontaigne Inc., we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

We are exposed to the credit risks of our key third party customers, and any material nonpayment or nonperformance by such customers could adversely affect our financial condition and results of operations.

In addition to our dependence on TransMontaigne Inc., we are subject to risks of loss resulting from nonpayment or nonperformance by our third party customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our other key customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar fees. Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. These events could adversely affect our financial condition and results of operations.

TransMontaigne Inc.'s obligations under the terminaling services agreement may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

Some of the circumstances under which TransMontaigne Inc.'s obligations under the terminaling services agreement may be permanently reduced are within the exclusive control of TransMontaigne Inc. as discussed under "Item 1. Business—Terminaling Services Agreement." Any such permanent reduction could adversely affect our financial condition and results of operations.

If TransMontaigne Inc. does not continue to engage us to provide services after the expiration of the terminaling services agreement and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

TransMontaigne Inc.'s obligations under the terminaling services agreement expire on December 31, 2011, subject thereafter to automatic one-year renewals if neither party provides notice of termination. After the expiration of the terminaling services agreement, TransMontaigne Inc. may elect not to continue to engage us to provide services. In addition, even if TransMontaigne Inc. does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we will not be able to generate additional revenues from third parties. To the extent TransMontaigne Inc. does not extend or renew the terminaling services agreement, or if we extend or renew the terminaling services agreement on less favorable terms, our financial condition and results of operations could be adversely affected.

If we do not make acquisitions on economically acceptable terms, any future growth will be limited.

Our ability to grow is dependent principally on our ability to make acquisitions that are attractive because they are expected to result in an increase in adjusted operating surplus per unit. Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of refined product terminal and pipeline assets by large industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows.

In addition, we may be unable to make attractive acquisitions for any of the following reasons, among others:

–>
because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, or acceptable terminaling services contracts with them or TransMontaigne Inc.;

–>
because we are unable to raise financing for such acquisitions on economically acceptable terms; or

–>
because we are outbid by competitors, some of which are substantially larger than us and have greater financial resources and lower costs of capital than we do.

If we consummate future acquisitions, our capitalization and results of operations may change significantly.

Any acquisitions we make are subject to substantial risks, which could adversely affect our financial condition and results of operations.

Any acquisition involves potential risks, including risks that we may:

–>
fail to realize anticipated benefits, such as new customer relationships, cost-savings or cash flow enhancements;

–>
decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

–>
significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;

–>
encounter difficulties operating in new geographic areas or new lines of business;

–>
incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired, including upon exercise of our options with TransMontaigne Inc., for which we are not indemnified or for which the indemnity is inadequate;

–>
be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;

–>
less effectively manage our historical assets, because of the diversion of management's attention from other business concerns; or

–>
incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

If any acquisitions we ultimately consummate result in one or more of these outcomes, our financial condition and results of operations may be adversely affected.

Our options to purchase additional refined product terminals from TransMontaigne Inc. are subject to significant risks and uncertainty, and thus these options may never be exercised, which could limit our ability to grow our business.

TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. The exercise of any of the options will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities or governmental consents. We can offer no assurance that we will be able to successfully negotiate a purchase price or that any necessary consents will be obtained. Additionally, the conflicts committee of our general partner may conclude that it does not wish to cause us to exercise these options when they become exercisable, and their decision will not be subject to unitholder approval.

If the conflicts committee elects not to cause us to exercise an option, or if for any other reason the exercise of an option is not consummated, our ability to grow our business may be limited. In addition, if we do not acquire the assets subject to the options, TransMontaigne Inc. or another purchaser of the relevant assets may use the assets to compete with us.

We may not be able to obtain financing for the exercise of our options to purchase additional refined product terminals from TransMontaigne Inc., which could limit our ability to grow our business.

Even if the conflicts committee concludes that exercising one of the options would be beneficial to us, we may be unable to obtain the financing necessary to exercise the option. To fund the exercise of an option, we would be required to use cash from operations or incur borrowings or raise capital through the sale of debt or additional equity securities. Our ability to obtain bank financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.

Expanding our business by constructing new assets subjects us to risks that the project may not be completed on schedule, and that the costs associated with the project may exceed our expectations, which could adversely affect our financial condition and results of operations.

The construction of additions or modifications to our existing terminal and pipeline systems, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct a terminal, the construction may occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in consumption of refined products in a market in which such growth does not materialize.

Our revenues from third party customers are generated under contracts that must be renegotiated periodically and that allow the customer to reduce or suspend performance in some circumstances, which could cause our revenues from those contracts to decline.

Some of our contract-based revenues from customers, other than TransMontaigne Inc., are generated under contracts with terms which allow the customer to reduce or suspend performance under the contract in specified circumstances, such as the occurrence of a catastrophic event to our or the customer's operations. The occurrence of an event which results in a material reduction or suspension of our customer's performance could adversely affect our results of operations.

Some of our contracts with third party customers have terms of one year or less. As these contracts expire, they must be extended and renegotiated or replaced. We may not be able to extend, renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In particular, our ability to extend or replace contracts could be harmed by competitive factors we cannot control. If we cannot successfully renew significant contracts or must renew them on less favorable terms, our revenues from these arrangements would decline.

A significant decrease in demand for refined products in the areas served by our terminals and pipeline would adversely affect our financial condition and results of operations.

A sustained decrease in demand for refined products in the areas served by our terminals and pipeline could significantly reduce our revenues. Factors that could lead to a decrease in market demand include:

–>
a recession or other adverse economic condition that results in lower spending by consumers on gasolines, distillates, and travel;

–>
an increase in the market price of crude oil that leads to higher refined product prices;

–>
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;

–>
a decline in demand in the cruise ship industry, which is a significant source of revenue to TransMontaigne Inc.; and

–>
a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, or otherwise.

Competition from other terminals and pipelines that are able to supply TransMontaigne Inc. and its affiliates' customers with refined petroleum products storage capacity at a lower price could adversely affect our financial condition and results of operations.

We face competition from other terminals and pipelines that may be able to supply TransMontaigne Inc. and other distribution and marketing customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

–>
price competition from terminal and pipeline companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

–>
the perception that another company can provide better service; and

–>
the availability of alternative supply points or supply points located closer to our or TransMontaigne Inc.'s customers' operations.

If we are unable to compete with services offered by other petroleum enterprises, our financial condition and results of operations would be adversely affected.

In addition, TransMontaigne Inc. may engage in competition with us under certain conditions. Pursuant to the omnibus agreement, TransMontaigne Inc. has agreed to offer us certain tangible assets it acquires or constructs related to the storage, transportation or terminaling of refined petroleum products in the United States (as discussed under "Item 1. Business—Obligation to Offer to Sell Acquired or Constructed Assets"). If we decline any such offer, TransMontaigne Inc. will be free to use the asset to compete with us or to sell the asset without restriction. If we indicate our desire to purchase the assets, but we cannot agree on the terms, TransMontaigne Inc. has the right to sell the asset, subject to certain restrictions, to a third party. Either event would increase competition in the area in which the asset is located.

Because of our lack of asset and geographic diversification, adverse developments in our terminals or pipeline operations or operating areas could adversely affect our revenue and cash flows.

We rely exclusively on the revenues generated from our terminals and pipeline operations. Furthermore, all of our assets are located in Florida or in Southwest Missouri and Northwest Arkansas. Because of our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments caused by catastrophic events or weather and decreases in demand for petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

Our operations are subject to governmental laws and regulations relating to the protection of the environment that may expose us to significant costs and liabilities.

Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from more strict pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of refined petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. In addition, we face the risk of accidental releases or spills associated with our operations, which could result in material costs and liabilities, including those relating to claims for damages to property and persons. Failure by us to comply with environmental or safety related laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations. For more information regarding the environmental, safety and other regulatory matters that could affect our business, see "Item 1. Business—Safety and Maintenance," "—Safety Regulation" and "—Environmental Matters."

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities.

Our operations are subject to the many hazards inherent in the transportation and terminaling of petroleum products, including:

–>
explosions, fires, accidents;

–>
extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common in Florida;

–>
damage to pipelines, storage tanks and related equipment;

–>
leaks or releases of petroleum products into the environment; and

–>
acts of terrorism or vandalism.

If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. In addition, mechanical malfunctions, faulty measurement or other errors may result in significant costs or lost revenues.

We are not fully insured against all risks incident to our business, and could incur substantial liabilities as a result.

In accordance with typical industry practice, we do not have any property insurance on the Razorback Pipeline. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition.

We share some insurance policies, including our general liability policy, with TransMontaigne Inc. These policies contain caps on the insurer's maximum liability under the policy, and claims made by either of TransMontaigne Inc. or us are applied against the caps. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne Inc. against the policy cap.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have the ability to incur additional debt, subject to limitations in our credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

–>
impair our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes;

–>
require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;

–>
make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally; and

–>
limit our flexibility in responding to changing business and economic conditions.

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Our credit facility also contains covenants limiting our ability to make distributions to unitholders in certain circumstances. In addition, our credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any future breach of any of these covenants or our failure to meet any of these ratios or conditions could result in a default under the terms of our credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our ability to make distributions to our unitholders.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is not known at this time. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to our detriment.

TransMontaigne Services Inc., a wholly owned subsidiary of TransMontaigne Inc., owns and controls our general partner. Neither our general partner nor its board of directors are elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, unitholders have little ability to remove our general partner.

Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, TransMontaigne Services Inc. Furthermore, three of our general partner's directors, and all of its executive officers, are directors or officers of TransMontaigne Inc. Therefore, conflicts of interest may arise between TransMontaigne Inc. and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

The following are potential conflicts of interest:

–>
TransMontaigne Inc., as a user of our pipeline and terminals, has an economic incentive not to cause us to seek a higher tariff or higher terminaling service fees, even if such higher rates or terminaling service fees would reflect rates that could be obtained in arm's-length, third-party transactions;

–>
TransMontaigne Inc. may engage in competition with us under certain circumstances;

–>
neither our partnership agreement nor any other agreement requires TransMontaigne Inc. to pursue a business strategy that favors us. TransMontaigne Inc.'s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of TransMontaigne Inc., which may be contrary to our interests;

–>
our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne Inc., in resolving conflicts of interest;

–>
some officers of TransMontaigne Inc. who will provide services to us also will devote significant time to the businesses of TransMontaigne Inc., and will be compensated by TransMontaigne Inc. for the services rendered to it;

–>
our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

–>
our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

–>
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not, which determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

–>
our general partner may use an amount, initially equal to $11.9 million, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions on the subordinated units or incentive distribution rights;

–>
our general partner determines which out-of-pocket costs incurred by TransMontaigne Inc. are reimbursable by us;

–>
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

–>
our general partner intends to limit its liability regarding our contractual and other obligations;

–>
our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

–>
our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreement with TransMontaigne Inc.; and

–>
our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their respective limited liability company interests in our general partner to a third party. The new members of our general partner then would be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash flows would be substantially reduced.

The anticipated after-tax benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash flows would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility will bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At June 30, 2005, we had outstanding borrowings of $28.3 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2005, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $283,000.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to TransMontaigne Inc. As a result, we do not have a material direct exposure to commodity price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. as of June 30, 2005 and 2004, and the related consolidated statements of operations and partners' equity, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule (Exhibit 99.1). These consolidated financial statements and financial statement schedule are the responsibility of TransMontaigne GP L.L.C's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado September 12, 2005

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(In thousands)

	June 30, 2005	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$241	$2
Trade accounts receivable, net	492	782
Due from TransMontaigne Inc.	3,538	—
Other current assets	302	248

	4,573	1,032
Property, plant and equipment, net	116,044	118,012
Other assets, net	2,243	1,842

	$122,860	$120,886

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,180	$946
Due to TransMontaigne Inc.	3,524	—
Accrued liabilities	1,424	1,283

Total current liabilities	7,128	2,229
Long-term debt	28,307	—

Total liabilities	35,435	2,229

Partners' equity:
Predecessor equity	—	118,657
Common unitholders (3,972,500 units issued and outstanding at June 30, 2005)	76,255	—
Subordinated unitholders (3,322,266 units issued and outstanding at June 30, 2005)	13,433	—
General partner interest (2% interest with 148,873 equivalent units outstanding at June 30, 2005)	281
Deferred equity-based compensation	(2,544)	—

Total partners' equity	87,425	118,657

	$122,860	$120,886

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of operations
(In thousands)

	Years ended June 30,
	2005	2004	2003

Revenues	$36,093	$34,437	$17,175
Direct operating costs and expenses	(15,842)	(14,813)	(6,267)

Net operating margins	20,251	19,624	10,908

Costs and expenses:
Direct general and administrative expenses	(79)	—	—
Allocated general and administrative expenses	(2,800)	(3,300)	(2,500)
Allocated insurance expense	(333)	(318)	(239)
Depreciation and amortization	(6,154)	(5,903)	(3,588)
Gain on disposition of assets, net	—	6	—

Total costs and expenses	(9,366)	(9,515)	(6,327)

Operating income	10,885	10,109	4,581

Other income (expense):
Interest income	—	6	—
Interest expense	(167)	—	—
Amortization of deferred financing costs	(15)	—	—

Total other income (expense)	(182)	6	—

Net earnings	10,703	10,115	4,581
Less:
Net earnings attributable to Predecessor	9,730	10,115	4,581
General partner interest in net earnings	19	—	—

Net earnings allocable to limited partners	$954	$—	$—

Net earnings per limited partners' unit—basic and diluted	$0.13	$—	$—

Weighted average limited partners' units Outstanding—basic and diluted	7,295	—	—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of partners' equity
(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total

Balance July 1, 2002	$29,805	$—	$—	$—	$—	$29,805
Net earnings	4,581	—	—	—	—	4,581
Contributions and advances, net	87,448	—	—	—	—	87,448

Balance June 30, 2003	121,834	—	—	—	—	121,834
Net earnings	10,115	—	—	—	—	10,115
Distributions and repayments, net	(13,292)	—	—	—	—	(13,292)

Balance June 30, 2004	118,657	—	—	—	—	118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters' discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973

Balance June 30, 2005	$—	$76,255	$13,433	$281	$(2,544)	$87,425

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Year ended June 30, 2005	Year ended June 30, 2004	Year ended June 30, 2003

Cash flows from operating activities:
Net earnings	$10,703	$10,115	$4,581
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	6,154	5,903	3,588
Amortization of deferred equity-based compensation	48	—	—
Amortization of deferred financing costs	15	—	—
Gain on disposition of assets, net	—	(6)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	290	177	(840)
Net due from TransMontaigne Inc.	(14)	—	—
Other current assets	(54)	86	(211)
Trade accounts payable	1,234	(400)	1,083
Accrued liabilities	141	657	268

Net cash provided by operating activities	18,517	16,532	8,469

Cash flows from investing activities:
Acquisition of Coastal Fuels assets	—	—	(95,366)
Additions to property, plant and equipment—expansion of facilities	(2,332)	(1,327)	(211)
Additions to property, plant and equipment—maintain existing facilities	(1,354)	(1,955)	(372)
Proceeds from sale of assets	—	26	—

Net cash (used) by investing activities	(3,686)	(3,256)	(95,949)

Cash flows from financing activities:
Net proceeds from issuance of common units	72,932	—	—
Net proceeds from issuance of subordinated units	7,945	—	—
Net borrowings under credit facility	28,307	—	—
Deferred financing costs	(916)	—	—
Net contributions and advances by (distributions and repayments to) TransMontaigne Inc.	(122,860)	(13,292)	87,448

Net cash provided (used) by financing activities	(14,592)	(13,292)	87,448

Increase (decrease) in cash and cash equivalents	239	(16)	(32)
Cash and cash equivalents at beginning of year	2	18	50

Cash and cash equivalents at end of year	$241	$2	$18

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$167	$—	$—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements
Years ended June 30, 2005, 2004 and 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners L.P. ("Partners") includes the assets, liabilities and results of operations of certain terminal and pipeline operations of TransMontaigne Inc. that were contributed to us on May 27, 2005. The consolidated financial statements also include the assets, liabilities and results of operations of these terminals and pipelines prior to their contribution by TransMontaigne Inc. to us. Partners was formed in 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and pipeline assets.

Partners conducts its operations in the United States primarily in Florida, Southwest Missouri and Northwest Arkansas. Partners provides integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations of TransMontaigne Inc. that were contributed to us at the closing of our initial public offering on May 27, 2005. Specifically, the TransMontaigne Inc. terminal and pipeline operations that were contributed to us are composed of seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas. On February 28, 2003, TransMontaigne Inc. acquired the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation (see Note 3 of Notes to consolidated financial statements). All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative charges were $2.8 million, $3.3 million and $2.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers liability, and other insurable risks. The allocated insurance charges were $1.0 million, $0.9 million and $0.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for the contributed terminal and pipeline operations.

(c) Accounting for terminal and pipeline operations

In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenues in our terminal and pipeline operations from throughput fees, storage fees, transportation fees, and fees from other ancillary services. Throughput revenue is recognized when the product is delivered to the customer; storage revenue is recognized ratably over the term of the storage contract; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; and ancillary service revenue is recognized as the services are performed.

(d) Cash and cash equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Property, plant and equipment

Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Routine repairs and maintenance are expensed as incurred.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. If an asset is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset over its estimated fair value.

(f) Environmental obligations

We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct internal and legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies. Due to the uncertainty of obtaining recoveries from our insurance carriers, we recognize our insurance recoveries as a credit to income in the period the insurance recoveries are received.

At June 30, 2005 and 2004, we are not aware of any existing conditions that may cause us to incur significant expenditures in the future for the remediation of existing contamination. As such, we have not reflected in the accompanying consolidated financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially-contributed assets and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g) Equity-Based Compensation Plan

We account for our restricted unit awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. We recognize deferred equity-based compensation on the date of grant based on the quoted market price of the underlying common units.

Deferred equity-based compensation is amortized ratably to income over the related vesting period of 4 years.

(h) Income taxes

No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners will flow through to the unitholders of the partnership.

(i) Net Earnings Per Limited Partners' Unit

Net earnings per limited partners' unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period. Net earnings allocable to limited partners are net of two percent of the earnings allocable to the general partner. Basic and diluted net earnings per limited partners' unit are the same because we currently have no potentially dilutive securities outstanding.

(j) Adoption of new accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. We adopted the provisions of SFAS No. 143 effective July 1, 2002. In connection with the adoption of SFAS No. 143, we reviewed current laws and regulations governing obligations for asset retirements. Based on that review we did not identify any significant legal obligations associated with the retirement of our tangible long-lived assets. Therefore, the adoption of SFAS No. 143 did not have an impact on our consolidated financial statements.

(k) Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC.

Omnibus Agreement.    On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner. Under the omnibus agreement we pay TransMontaigne Inc. an annual administrative fee in the amount of $2.8 million for the provision of various general and administrative services for our benefit with respect to the contributed assets. The omnibus agreement further provides that we pay TransMontaigne Inc. an annual insurance reimbursement in the amount of $1.0 million for premiums on insurance policies covering the initially-contributed assets. The administrative fee may increase in the second and third years by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. After the three-year period, our general partner will determine the general and administrative expenses allocated to us.

The $2.8 million administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The administrative fee does not include reimbursements for direct expenses TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k), pension, and health insurance benefits.

Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million and has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations.

Pursuant to the omnibus agreement, TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. The option with respect to the Brownsville, Texas complex, with a current aggregate storage capacity of approximately 2.2 million barrels, will be exercisable for one year beginning in January 2006. The option with respect to the terminals along the Plantation and Colonial pipeline corridors, with a current aggregate storage capacity of approximately 8.9 million barrels, will be exercisable for one year beginning in December 2007. The option with respect to the terminals along the Mississippi and Ohio River areas, with a current aggregate storage capacity of approximately 3.2 million barrels, will be exercisable for one year beginning in December 2008. The exercise of any of the options will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities or governmental consents. The exercise price would be determined according to a process in which, within 45 days of our notification that we wish to exercise the option, TransMontaigne Inc. would propose to our general partner the terms on which it would be willing to sell the asset, including the terms of a terminaling services agreement. Within 45 days after TransMontaigne Inc.'s delivery of its proposed terms, we would propose a cash purchase price for the assets. If we cannot agree on a purchase price after negotiating in good faith for 60 days, TransMontaigne Inc. would have the right to seek an alternative purchaser willing to pay at least 105% of the purchase price we proposed; if an alternative transaction on such terms has not been consummated within six months, we would have the right to purchase the assets at the price we originally proposed. If we do not exercise this right, TransMontaigne Inc. would be free to retain or sell the assets without restriction.

Terminaling Services Agreement.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per calendar quarter. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.0 million barrels of light oil storage capacity and approximately 1.4 million barrels of heavy oil storage capacity at certain of our Florida terminals.

In the event of a force majeure event, that renders performance impossible with respect to an asset for at least 30 days, TransMontaigne Inc.'s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 days or more and results in a diminution in the storage capacity we make available to TransMontaigne Inc., TransMontaigne Inc.'s minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, either party has the right to terminate the entire terminaling services agreement.

After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice. TransMontaigne Inc.'s obligations under the terminaling services agreement will not terminate if TransMontaigne Inc. no longer owns our general partner. TransMontaigne Inc. may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner. Upon termination of the agreement, TransMontaigne Inc. has a right of first refusal to enter into a new terminaling services agreement with us, provided it pays no less than 105% of the fees offered by the third party.

TransMontaigne Inc. also has a right of first refusal to control any petroleum product storage capacity that is put into commercial service after May 27, 2005 or is subject to a contract which terminates or becomes terminable by us (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. pays 105% of the fees offered by the third party customer.

Under the agreement, we are responsible for all refined product losses in excess of 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals. We are entitled to all product gains, including 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals.

(3) ACQUISITIONS

On February 28, 2003, TransMontaigne Inc. acquired all of the outstanding shares of capital stock of Coastal Fuels Marketing, Inc. and its subsidiary, Coastal Tug and Barge, Inc., along with the rights to and operations of the Southeast marketing division of El Paso Merchant Energy Petroleum Company, from an affiliate of El Paso Corporation. The acquisition included five Florida terminals, with aggregate storage capacity of approximately 4.8 million barrels, and a related tug and barge operation (collectively, the "Coastal Fuels assets"). The Coastal Fuels assets primarily handle gasolines, distillates (including heating oils), jet fuels, residual fuel oils, asphalt and crude oil at Cape Canaveral, Port Manatee/Tampa, Port Everglades/Ft. Lauderdale, Fisher Island/Miami and Jacksonville, Florida. The adjusted purchase price for the acquisition, including approximately $37.0 million of product inventory, was approximately $156.0 million. The accompanying consolidated financial statements include the results of operations of the Coastal Fuels assets contributed to us from the closing date of the acquisition by TransMontaigne Inc. (February 28, 2003).

The adjusted purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The applicable portion of the adjusted purchase price that was allocated to the Coastal Fuels assets contributed to us is as follows (in thousands):

Coastal Fuels

Property, plant and equipment	$93,006
Other assets—acquired intangible	2,500
Acquisition related liabilities	(140)

Cash paid	$95,366

Coastal Fuels acquisition-related liabilities include accrued property taxes of approximately $140,000.

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in Florida, Southwest Missouri and Northwest Arkansas. We have a concentration of trade receivable balances due from companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the years ended June 30, 2005, 2004 and 2003, we increased the allowance for doubtful accounts through a charge to income of approximately $50,000, $0.1 million and $nil, respectively.

Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2005	June 30, 2004

Trade accounts receivable	$492	$882
Less allowance for doubtful accounts	—	(100)

	$492	$782

TransMontaigne Inc. accounted for approximately 64%, 59% and 70% of our total revenues for the years ended June 30, 2005, 2004 and 2003, respectively. Trigeant EP, Ltd. and its successors accounted for 24%, 24% and nil% of our total revenues for the years ended June 30, 2005, 2004 and 2003, respectively. In April 2005, Trigeant EP, Ltd. assigned its terminaling services contract with us to Gulf Atlantic Refining & Marketing, LP.

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30, 2005	June 30, 2004

Additive detergent	$290	$227
Deposits and other assets	12	21

	$302	$248

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	June 30, 2005	June 30, 2004

Land	$25,024	$25,024
Terminals, pipelines and equipment	117,593	113,715
Furniture, fixtures and equipment	468	317
Construction in progress	741	1,085

	143,826	140,141
Less accumulated depreciation	(27,782)	(22,129)

	$116,044	$118,012

(7) OTHER ASSETS

Other assets are as follows (in thousands):

	June 30, 2005	June 30, 2004

Acquired intangible, net of accumulated amortization of $1,167 and $667	$1,333	$1,833
Deferred debt issuance costs, net of accumulated amortization of $15	901	—
Deposits and other assets	9	9

	$2,243	$1,842

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Deferred debt issuance costs are amortized using the interest method over the term of the credit facility (see Note 9 of Notes to consolidated financial statements).

(8) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30, 2005	June 30, 2004

Accrued property taxes	$785	$699
Customer advances and deposits	633	31
Accrued expenses and other	6	553

	$1,424	$1,283

(9) LONG-TERM DEBT

On May 9, 2005, we entered into a $75 million senior secured credit facility. At June 30, 2005, our outstanding borrowings under the credit facility were approximately $28.3 million. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $61.3 million at June 30, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility are due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. The weighted average interest rate on borrowings under our credit facility was 4.97% during the year ended June 30, 2005. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times).

(10) LONG-TERM INCENTIVE PLAN

TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. The plan is administered by the compensation committee of the board of directors of our general partner.

On May 27, 2005, TransMontaigne Services Inc. granted 120,000 restricted common units to its key employees and executive officers, and non-employee directors of our general partner. Ownership in these units is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. We recognized deferred equity-based compensation of approximately $2.6 million, which is being amortized to income over the four-year vesting period.

Amortization of deferred equity-based compensation of approximately $48,000 is included in direct general and administrative expense for the year ended June 30, 2005.

(11) COMMITMENTS AND CONTINGENCIES

Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2010. At June 30, 2005, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Property and equipment

2006	$140
2007	127
2008	122
2009	117
2010	97
Thereafter	—

$603

Rental expense under operating leases was approximately $225, $223, and $91 for the years ended June 30, 2005, 2004 and 2003, respectively.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2005 and 2004.

Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

Debt.    The carrying value of the senior secured credit facility approximates fair value since borrowings under the senior secured credit facility bear interest at current market interest rates.

(13) BUSINESS SEGMENTS

We provide integrated terminaling, storage, pipeline and related services to companies engaged in the distribution and marketing of refined petroleum products and crude oil. Our chief operating decision maker is TransMontaigne Inc.'s chief executive officer ("CEO"). TransMontaigne Inc.'s CEO reviews the financial performance of our business segments using disaggregated financial information about "net operating margins" for purposes of making operating decisions and assessing financial performance. "Net operating margins" is composed of revenues less direct operating costs and expenses. Accordingly, we present "net operating margins" for each of our two business segments: (i) Florida terminals and (ii) Razorback Pipeline system.

The financial performance of our business segments is as follows (in thousands):

	Years ended
	June 30, 2005	June 30, 2004	June 30, 2003

Florida Terminals:
Throughput and additive injection fees, net	$10,077	$9,186	$6,002
Storage	18,106	17,711	6,135
Pipeline transportation fees	—	—	—
Other	3,417	3,410	1,347

Revenues	31,600	30,307	13,484
Direct operating costs and expenses	(14,633)	(13,580)	(5,416)

Net operating margins	16,967	16,727	8,068

Razorback Pipeline System:
Throughput and additive injection fees, net	1,816	1,431	1,358
Storage	—	—	—
Pipeline transportation fees	2,242	2,141	2,032
Other	435	558	301

Revenues	4,493	4,130	3,691
Direct operating costs and expenses	(1,209)	(1,233)	(851)

Net operating margins	3,284	2,897	2,840

Total net operating margins	20,251	19,624	10,908
Direct general and administrative expenses	(79)	—	—
Allocated general and administrative expenses	(2,800)	(3,300)	(2,500)
Allocated insurance expense	(333)	(318)	(239)
Depreciation and amortization	(6,154)	(5,903)	(3,588)
Gain on disposition of assets, net	—	6	—

Operating income	10,885	10,109	4,581
Other income (expense), net	(182)	6	—

Net earnings	$10,703	$10,115	$4,581

Supplemental information about our business segments is summarized below (in thousands):

	Year ended June 30, 2005
	Florida Terminals	Razorback Pipeline System	Total

Revenues from external customers	$13,037	$—	$13,037
Revenues from TransMontaigne Inc.	18,563	4,493	23,056

Revenues	$31,600	$4,493	$36,093

Identifiable assets	$113,074	$9,786	$122,860

Capital expenditures	$3,686	$—	$3,686

	Year ended June 30, 2004
	Florida Terminals	Razorback Pipeline System	Total

Revenues from external customers	$14,259	$—	$14,259
Revenues from TransMontaigne Inc.	16,048	4,130	20,178

Revenues	$30,307	$4,130	$34,437

Identifiable assets	$110,227	$10,659	$120,886

Capital expenditures	$3,175	$107	$3,282

	Year ended June 30, 2003
	Florida Terminals	Razorback Pipeline System	Total

Revenues from external customers	$5,183	$—	$5,183
Revenues from TransMontaigne Inc.	8,301	3,691	11,992

Revenues	$13,484	$3,691	$17,175

Identifiable assets	$112,185	$11,621	$123,806

Capital expenditures	$95,989	$100	$96,089

(11) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(in thousands)

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Year ended June 30, 2005

Revenues	$8,392	$8,300	$9,714	$9,687	$36,093

Net operating margins	$4,306	$4,313	$5,655	$5,977	$20,251

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

	Three months ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	Year ended June 30, 2004

Revenues	$8,812	$8,020	$8,797	$8,808	$34,437

Net operating margins	$4,875	$4,941	$4,923	$4,885	$19,624

Net earnings	$2,683	$2,505	$2,503	$2,424	$10,115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended June 30, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended June 30, 2005.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. All of our officers are employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse to it.

Board of Directors and Officers

The board of directors of our general partner oversees our operations. Our general partner has appointed seven members to the board of directors, three of whom are independent as defined under the independence standards established by the New York Stock Exchange, three of whom are directors or executive officers of TransMontaigne Inc., and one of whom was not, at the time of his appointment and will not for as long as he remains a director of our general partner, serve as a director or employee of TransMontaigne Inc. or its affiliates, or have a significant commercial relationship, as determined by the board, with TransMontaigne Inc. or its affiliates. The New York Stock Exchange does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating governance committee.

The officers of our general partner manage the day-to-day affairs of our business. All of the officers listed below allocate their time between managing our business and affairs and the business and affairs of TransMontaigne Inc. The officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of TransMontaigne Inc. The sole member of our general partner intends to seek to cause the officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

DIRECTORS AND EXECUTIVE OFFICERS

The following table shows information for the directors and officers of TransMontaigne GP L.L.C.:

Name	Age	Position

Donald H. Anderson	56	Chairman of the Board and Chief Executive Officer
William S. Dickey	47	Executive Vice President, Chief Operating Officer and Director
Randall J. Larson	48	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Frederick W. Boutin	50	Senior Vice President and Treasurer
Erik B. Carlson	58	Senior Vice President, Corporate Secretary and General Counsel
Jerry R. Masters	47	Director
David A. Peters	46	Director
D. Dale Shaffer	62	Director
Rex L. Utsler	59	Director

Donald H. Anderson was elected Chairman of the board of directors and Chief Executive Officer of our general partner in February 2005. Mr. Anderson has been Director, Vice Chairman and Chief Executive Officer of TransMontaigne Inc. since September 1999, and has served as President since January 2000. From 1997 through September 1999, Mr. Anderson was the Executive Director and a Principal of Western Growth Capital LLC, a Colorado-based private equity investment and consulting firm. From December 1994 until March 1997, Mr. Anderson was Chairman, President and Chief Executive Officer of PanEnergy Services, PanEnergy's non-jurisdictional operating subsidiary. From December 1994 until March 1997, Mr. Anderson also served as a Director of TEPPCO Partners, L.P. Mr. Anderson was previously President, Chief Operating Officer and Director of Associated Natural Gas Corporation from 1989 until its merger with PanEnergy Corporation in 1994. Mr. Anderson is a director of Bear Paw Energy, LLC.

William S. Dickey was elected Executive Vice President, Chief Operating Officer and Director of our general partner in February 2005. Mr. Dickey has been an Executive Vice President and Chief Operating Officer of TransMontaigne Inc. since May 2000. From January 1999 until May 2000, Mr. Dickey was a Vice President of TEPPCO Partners, L.P. From 1994 to 1998, Mr. Dickey served as Vice President and Chief Financial Officer of Associated Natural Gas, Inc. and its successor, Duke Energy Field Services.

Randall J. Larson was elected Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director of our general partner in February 2005. Mr. Larson has been an Executive Vice President and Chief Accounting Officer of TransMontaigne Inc. since May 2002. Mr. Larson served as Executive Vice President, Chief Accounting Officer and Controller of TransMontaigne Inc. from May 2002 until January 2003 and was appointed Chief Financial Officer on January 1, 2003. From July 1994 through April 2002, Mr. Larson was a partner with KPMG LLP, most recently in KPMG's San Jose, California office. Prior to joining the San Jose office in 1996, Mr. Larson was a partner in KPMG's Department of Professional Practice in the national office in New York City. From July 1992 to June 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson began his accounting career with KPMG in 1981 in the Denver, Colorado office.

Frederick W. Boutin was elected Senior Vice President and Treasurer of our general partner in February 2005. Mr. Boutin has been Senior Vice President and Treasurer of TransMontaigne Inc. since June 2003. Mr. Boutin also served as Senior Vice President of TransMontaigne Inc. from September 1996 to March 2002. In addition, Mr. Boutin served as Vice President of TransMontaigne Product Services Inc. from February 2002 to June 2003; Vice President of Coastal Tug and Barge, Inc. from February 2003 to June 2003; Vice President of Coastal Fuels Marketing, Inc. from February 2003 to June 2003; and Senior Vice President and Director of TransMontaigne Transport Inc. from February 2002 to the present. From 1985 to 1995, Mr. Boutin served as a Vice President of Associated Natural Gas, Inc. and its successor, Duke Energy Field Services.

Erik B. Carlson was elected Senior Vice President, Corporate Secretary and General Counsel of our general partner in February 2005. Mr. Carlson has been the Senior Vice President, Corporate Secretary and General Counsel of TransMontaigne Inc. since January 1998. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the compensation and conflicts committees, and as chair of the audit committee, of the board of directors of our general partner. Mr. Masters is a private investor and was a part-time consultant to Microsoft Corporation from April 2000 to August 2002. From February 1991 to

April 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external financial reporting, budgeting and forecasting, and financial modeling of mergers and acquisitions.

David A. Peters was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit, compensation and conflicts committees of the board of directors of our general partner. Since 1999 Mr. Peters has been a business consultant with a primary client focus in the energy sector; in addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999 Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at DukeEnergy/PanEnergy Field Services responsible for natural gas gathering, processing and storage operations. Prior to joining DukeEnergy/PanEnergy Field Services, Mr. Peters held various positions with Associated Natural Gas Corp., and from 1980 to 1984 he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a bachelor's degree in business administration from the University of Michigan.

D. Dale Shaffer was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee and as chair of the compensation committee of the board of directors of our general partner. Since 1992, Mr. Shaffer has served as President of National Water Company, a privately held firm formed by Mr. Shaffer to provide a broad range of water consulting and operating services to clients using raw water. From 2001 through 2002, Mr. Shaffer also served as Director of Development for Kinder Morgan Power Company, a subsidiary of Kinder Morgan Inc., a publicly traded company. From 1988 to 1992, Mr. Shaffer served as President of First Colorado Corporation, a privately held firm engaged in developing natural resources and a cattle ranching operation. From 1988 to 1992, Mr. Shaffer was a principal in Kirkpatrick Energy Associates, a financial advisory firm to the oil and gas industry, and from 1983 to 1986, Mr. Shaffer served as Executive Vice President of Premier Resources, Ltd., a publicly traded oil and gas exploration and production company. Between 1975 and 1983, Mr. Shaffer served in several different capacities at Western Crude Oil, Inc., a subsidiary of Reserve Oil and Gas, a publicly traded company involved in the gathering, transportation and marketing of crude oil, serving as Senior Vice President and General Counsel of Western Crude Oil, Inc. and Assistant General Counsel of Reserve Oil and Gas. Mr. Shaffer holds a Bachelor of Science degree from the University of Colorado and a Juris Doctor degree from the University of Denver.

Rex L. Utsler was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit committee and as chair of the conflicts committee of the board of directors of our general partner. Mr. Utsler became President and Chief Executive Officer of Grease Monkey International, Inc. (GMI) and Grease Monkey Holding Corporation (GMHC), a franchisor of automotive preventive maintenance centers, in December 1999. Mr. Utsler previously served as Senior Vice President of GMI and GMHC from September 1998 to January 2001; as President and Chief Operations Officer of GMI and GMHC from September 1998 to December 1999; as a consultant to GMI and GMHC from February 1997 to September 1998; and as Chairman of the Board of Directors and President of GMI and GMHC from March 1991 to February 1997. From 1980 to June 1997 Mr. Utsler was the President and Chief Executive Officer of First of September Corporation, a Denver-based company engaged in crude oil purchasing, transportation and marketing.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Reporting Persons are also required by SEC regulations to furnish TransMontaigne Inc. with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with.

Audit Committee

The board of directors of our general partner has a standing audit committee. The audit committee is composed of three directors, Jerry R. Masters, David A. Peters and Rex L. Utsler, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and our Governance Guidelines. Among other factors, the board considered current or previous employment with the partnership, it auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

With respect to material relationships, the following relationships are not considered to be material for purposes of assessing independence: service as an officer, director, employee or trustee of, or greater than five percent beneficial ownership in (a) a supplier to the partnership if the annual sales to the partnership are less than one percent of the sales of the supplier; (b) a lender to the partnership if the total amount of the partnership's indebtedness is less than one percent of the total consolidated assets of the lender; or (c) a charitable organization if the total amount of the partnership's annual charitable contributions to the organization are less than three percent of that organization's annual charitable receipts.

Mr. Masters has been designated by the board as the audit committee's financial expert meeting the requirements promulgated by the SEC and set forth in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 based upon his education and employment experience as more fully detailed in Mr. Masters' biography set forth above.

Conflicts Committee

Four members of the board of directors of our general partner currently serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of TransMontaigne GP or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the New York Stock Exchange and the Securities Exchange Act of 1934, as amended, to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. Messrs. Masters, Utsler, Peters and Shaffer currently serve on our conflicts committee.

Compensation Committee

Although not required by the New York Stock Exchange, the board of directors of our general partner has a standing compensation committee, which administers the TransMontaigne Services Inc.

Long-term Incentive Plan, including the selection of the individuals to be granted equity-based awards from among those eligible to participate. The compensation committee has adopted a charter, which has been ratified and approved by the board of directors.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

The audit committee has adopted a Code of Business Conduct and Ethics (the "Code"), which has been ratified and approved by the Board. The Code applies to all employees, officers and directors and our subsidiaries. The audit committee has also adopted a Code of Ethics for Senior Financial Officers (the "Financial Officers Ethics Code"), which has been ratified and approved by the board. The Financial Officers Ethics Code applies to our senior financial officers, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions.

Copies of our Code, Financial Ethics Code, Corporate Governance Guidelines, Audit Committee Charter, and Compensation Committee Charter, are available on our website at www.transmontaignepartners.com. Copies of these items are also available free of charge in print to any unitholder who sends a request to the office of Secretary, TransMontaigne Partners, L.P. at 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Communications by Unitholders

Pursuant to our Corporate Governance Guidelines, the board meets in executive sessions (attended only by non-management, independent directors) at the conclusion of each regularly-scheduled board meeting. Mr. Shaffer has been chosen to preside as chairman of these executive session meetings.

Unitholders may communicate with any and all members of our board by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the chairman of the board or any standing committee of the board) at the following address and fax number:

  Name of the Director(s)
  c/o Secretary
  TransMontaigne Partners LP
  1670 Broadway, Suite 3100
  Denver, Colorado 80202
  (303) 626 - 8228

Communications from our unitholders to one or more directors will be collected and organized by our secretary under procedures approved by our board of directors. Our secretary will forward all communications to the chairman of the board or to the identified director(s) as soon as practicable, although communications that are abusive, offensive or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, our secretary may, in his or her discretion, forward only representative correspondence.

The chairman of the board will determine whether any communication addressed to the entire board should be properly addressed by the entire board or a committee thereof. If a communication is sent to the board or a committee, the chairman of the board or the chairman of that committee, as the case may be, will determine whether a response to the communication is warranted. If a response to the communication is warranted, the content and method of the response will be coordinated with our internal or external counsel.

New York Stock Exchange Certification

In 2005, Mr. Anderson, our chief executive officer, provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange's corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation earned during our last fiscal year by Chief Executive Officer and each of our other executive officers (collectively, the "named executive officers").

As previously discussed, all of our employees, including our executive officers, are employed and paid by TransMontaigne Services Inc., and no direct charge for the compensation of the officers of TransMontaigne Services Inc. is made by our general partner to TransMontaigne Services Inc. Under the terms of the omnibus agreement, we pay TransMontaigne Inc. a $2.8 million administrative fee, which includes expenses incurred by TransMontaigne Inc. to provide certain corporate staff and support services to us. The $2.8 million administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of our executive officers, while acting on our behalf. Compensation information for our executive officers, solely in their capacity as executive officers of TransMontaigne Inc., can be found under "Item 11. Executive Compensation" in TransMontaigne Inc.'s Annual Report on Form 10-K for the year ended June 30, 2005, which is available on TransMontaigne Inc.'s website at www.transmontaigne.com under the heading "Investor Relations" "Investor Information" "SEC Filings." For additional information regarding the omnibus agreement, see "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement" in this report.

		Long-Term Compensation Awards
Name and Principal Position	Year	Restricted Stock Awards

Donald H. Anderson Chairman of the Board, Chief Executive Officer	2005	$235,400(1)
William S. Dickey Executive Vice President and Chief Operating Officer, Director	2005	$235,400(2)
Randall J. Larson Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Director	2005	$235,400(3)
Erik B. Carlson Senior Vice President, General Counsel and Secretary	2005	$181,900(4)
Frederick W. Boutin Senior Vice President and Treasurer	2005	$181,900(5)

Notes:

(1)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of June 30, 2005, Mr. Anderson had a total of 11,000 non-vested restricted shares outstanding, representing a value of $278,740, calculated using the fair market value of the common units at June 30, 2005, $25.34 per unit.

(2)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of June 30, 2005, Mr. Dickey had a total of 11,000 non-vested restricted shares outstanding, representing a value of $278,740, calculated using the fair market value of the common units at June 30, 2005, $25.34 per unit.

(3)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of June 30, 2005, Mr. Larson had a total of 11,000 non-vested restricted shares outstanding, representing a value of $278,740, calculated using the fair market value of the common units at June 30, 2005, $25.34 per unit.

(4)
Represents 8,500 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of June 30, 2005, Mr. Carlson had a total of 8,500 non-vested restricted shares outstanding, representing a value of $215,390, calculated using the fair market value of the common units at June 30, 2005, $25.34 per unit.

(5)
Represents 8,500 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of June 30, 2005, Mr. Boutin had a total of 8,500 non-vested restricted shares outstanding, representing a value of $215,390, calculated using the fair market value of the common units at June 30, 2005, $25.34 per unit.

Neither we, our general partner nor TransMontaigne Services Inc. has entered into any employment agreements with any officers of our general partner. We issued 120,000 common units to TransMontaigne Services Inc. for its subsequent grant of restricted units to key employees and executive officers of TransMontaigne Services Inc. and to non-employee directors of our general partner.

COMPENSATION OF DIRECTORS

Officers and employees who also serve as directors of our general partner will not receive additional compensation. Directors who are not officers or employees of our general partner or its affiliates will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted common units, which will vest in 25% increments on each of the four successive anniversaries of the date of grant (with vesting to be accelerated upon a change of control). In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of our general partner primarily administers our long-term incentive plan, including the selection of the individuals to be granted awards from among those eligible to participate. During the year ended June 30, 2005, the compensation committee of our general partner awarded 120,000 restricted common units. There are no compensation committee interlocks.

LONG-TERM INCENTIVE PLAN

Upon the consummation of our initial public offering, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our non-employee directors. The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. The plan is administered by the compensation committee of the board of directors of our general partner.

The board of directors of our general partner, in its discretion may terminate, suspend or discontinue the long-term incentive plan at any time with respect to any award that has not yet been granted. The board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant, unless the change is necessary to comply with certain tax requirements.

Restricted Units and Phantom Units. A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and phantom units to employees, consultants and non-employee directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and phantom units granted to employees, consultants and non-employee directors will vest. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and phantom units will vest upon a change of control of us, our general partner or TransMontaigne Inc., unless provided otherwise by the compensation committee.

If a grantee's employment, service relationship or membership on the board of directors terminates for any reason, the grantee's restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of phantom units may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. TransMontaigne Services Inc. will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to phantom units.

We intend the issuance of restricted units and common units upon the vesting of the phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, at this time it is not contemplated that plan participants will pay any consideration for restricted units or common units they receive, and at this time we do not contemplate that we will receive any remuneration for the restricted units and common units.

Unit Options and Unit Appreciation Rights.    The long-term incentive plan permits the grant of options covering common units and the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the compensation committee in its discretion. The compensation committee may make grants of unit options and unit appreciation rights under the plan to employees, consultants and non-employee directors containing such terms as the compensation committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit options and unit appreciation rights will become exercisable upon a change in control of us, our general partner or TransMontaigne Inc., unless provided otherwise by the compensation committee.

Upon exercise of a unit option (or a unit appreciation right settled in common units), our general partner will acquire common units on the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received from a participant at the time of exercise. Thus, the cost of the unit options (or a unit appreciation right settled in common units) will be borne by us. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units), the total number of common units outstanding will increase, and our general partner will pay us the proceeds it receives from an optionee upon exercise of a unit option. The availability of unit options and unit appreciation rights is intended to furnish additional compensation to employees, consultants and non-employee directors and to align their economic interests with those of common unitholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of units as of August 29, 2005 by each director of our general partner, and by each individual serving as an executive officer of our general partner as of August 29, 2005, by each person known by us to own more than 5% of the outstanding units, and by all directors and those serving as executive officers as of August 29, 2005 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

The calculation of the percentage of beneficial ownership is based on 7,294,766 limited partnership units outstanding as of August 29, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of August 29, 2005 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total units beneficially owned(1)

TransMontaigne Inc.(2)	—	—	2,872,266	86.5%	39.4%
MSDW Bondbook Ventures Inc.(3)	—	—	450,000	13.5%	6.2%
Donald H. Anderson(4)	25,200	*	—	—	*
William S. Dickey(5)	25,200	*	—	—	*
Randall J. Larson(6)	30,200	*	—	—	*
Frederick W. Boutin(7)	27,700	*	—	—	*
Erik B. Carlson(8)	28,500	*	—	—	*
Jerry R. Masters(9)	16,000	*	—	—	*
David A. Peters(10)	13,600	*	—	—	*
D. Dale Shaffer(11)	2,700	*	—	—	*
Rex L. Utsler(12)	6,600	*	—	—	*
All directors and executive officers as a group (9 persons)	175,700	4.4%	—	—	0.8%

*
Less than 1%.

(1)
The subordinated units included in this column are not convertible into common units within 60 days of August 29, 2005, but are included to reflect the total percentage beneficial interest held by each unitholder in all of our outstanding limited partnership units.

(2)
The subordinated units beneficially owned by TransMontaigne Inc. are held by TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc. TransMontaigne Inc. is the direct parent company of TransMontaigne Product Services Inc. and the ultimate parent company of Coastal Fuels Marketing, Inc. and may, therefore, be deemed to beneficially own the units held by each of them. Does not include the 2% general partnership interest and related incentive distribution rights held by our general partner, which are not considered "units" for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a "unitholder." The address of TransMontaigne Inc. is 1670 Broadway, Suite 3100, Denver, Colorado 80202.

(3)
The address of MSDW Bondbook Ventures Inc., and affiliate of Morgan Stanley Capital Group, Inc., is 2000 Westchester Avenue, Floor 01, Purchase, New York 10577.

(4)
Includes 11,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 14,200 common units purchased in the initial public offering through the directed unit program.

(5)
Includes 11,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 14,200 common units purchased in the initial public offering through the directed unit program.

(6)
Includes 11,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 19,200 common units purchased in the initial public offering through the directed unit program.

(7)
Includes 8,500 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 19,200 common units purchased in the initial public offering through the directed unit program.

(8)
Includes 8,500 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 20,000 common units purchased in the initial public offering through the directed unit program.

(9)
Includes 2,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 14,000 common units purchased in the initial public offering through the directed unit program.

(10)
Includes 2,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 11,600 common units purchased in the initial public offering through the directed unit program.

(11)
Includes 2,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 700 common units purchased in the initial public offering through the directed unit program.

(12)
Includes 2,000 restricted common units granted pursuant to the TransMontaigne Services Inc. Long-term Incentive Plan, and 4,600 common units purchased in the initial public offering through the directed unit program.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of June 30, 2005.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

(1)
The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. For more information about our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TransMontaigne Inc. controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. As of August 29, 2005, affiliates of TransMontaigne Inc., in the aggregate, owned a 41.4% interest in the partnership, consisting of 2,872,266 subordinated units and a 2% general partner interest.

During the year ended June 30, 2005, we paid $113,430 to Arapahoe Development, Inc. ("Arapahoe"), owned by Cortlandt S. Dietler, Chairman of the Board of TransMontaigne Inc., for flights aboard an aircraft owned by Arapahoe related to travel in connection with the underwriting and initial public offering of our common units. We believe that the prices paid for those flights were competitive with rates charged by other aircraft leasing companies for similar services.

DISTRIBUTIONS AND PAYMENTS TO OUR GENERAL PARTNER AND ITS AFFILIATES

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates (i.e., TransMontaigne Inc.) in connection with our formation, ongoing operation, and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Formation stage

The consideration received by our general partner and its affiliates for the contribution of the assets and liabilities	->	120,000 common units;
	->	2,872,266 subordinated units;
	->	2% general partner interest in TransMontaigne Partners;
	->	the incentive distribution rights; and
	->	$111.5 million cash payment from the proceeds of the offering and borrowings under our new credit facility, in part to reimburse them for certain capital expenditures.

Operational stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

For the three months ended June 30, 2005, we distributed approximately $471,000 to TransMontaigne Inc. and its affiliates. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $238,000 on the 2% general partner interest and approximately $4.8 million on their common units and subordinated units.
Payments to our general partner and its affiliates
We pay TransMontaigne Inc. and its affiliates an administrative fee of $2.8 million per year with an additional insurance reimbursement of $1.0 million per year for the provision of various general and administrative services for our benefit. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.
Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

SALE TO AFFILIATE OF MORGAN STANLEY CAPITAL GROUP, INC.

On May 27, 2005, MSDW Bondbook Ventures Inc., an affiliate of Morgan Stanley Capital Group, Inc., purchased 450,000 of our subordinated units at a price of $17.65 per unit, a 17.5% discount from the public offering price of our common units. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters during our year ending June 30, 2006, MSDW Bondbook Ventures Inc. would receive an annual distribution of approximately $720,000 on its subordinated units. For the three months ended June 30, 2005, MSDW Bondbook Ventures received $67,500 of distributions. In connection with the sale, we entered into a registration rights agreement with MSDW Bondbook Ventures giving it the right to require us to register the common units issuable upon conversion of its subordinated units for sale under the Securities Act. The agreement provides customary registration procedures.

AGREEMENTS GOVERNING THE TRANSACTIONS

We and other parties entered various documents and agreements in connection with our initial public offering. These agreements are not the result of arm's-length negotiations, and they, or any of the transactions that they provide for, may not be effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid from the proceeds of our offering.

OMNIBUS AGREEMENT

On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner that addressed the following matters:

–>
our obligation to pay TransMontaigne Inc. an annual administrative fee in the amount of $2.8 million, with an annual insurance reimbursement in the amount of $1.0 million, for the provision by TransMontaigne Inc. of certain general and administrative services and insurance coverage with respect to the assets contributed to us;

–>
our options to purchase from TransMontaigne Inc. additional refined product terminals;

–>
TransMontaigne Inc.'s and its affiliates' agreement to offer to sell to us certain assets acquired or constructed by TransMontaigne Inc. in the future;

–>
TransMontaigne Inc.'s obligation to indemnify us for certain liabilities and our obligation to indemnify TransMontaigne Inc. for certain liabilities; and

–>
TransMontaigne Inc.'s right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, or any storage capacity that becomes available after May 27, 2005.

Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described below, are terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Payment of general and administrative services fee

Under the omnibus agreement we pay TransMontaigne Inc. an annual administrative fee in the amount of $2.8 million for the provision of various general and administrative services for our benefit with respect to the contributed assets. The omnibus agreement further provides that we pay TransMontaigne Inc. an annual insurance reimbursement in the amount of $1.0 million for premiums on insurance policies covering the initially-contributed assets. The administrative fee may increase in the second and third years by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. After the three-year period, our general partner will determine the general and administrative expenses allocated to us.

The $2.8 million administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The fee does not include reimbursements for direct expenses TransMontaigne Inc.

incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k), pension, and health insurance benefits. In addition, we anticipate incurring approximately $2.7 million of additional general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs associated with annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees and equity-based compensation awarded to key employees and consultants of TransMontaigne Services Inc., and non-employee directors of our general partner.

Exclusive options to purchase additional refined product terminals

The omnibus agreement contains the terms of our exclusive options, the first of which is exercisable beginning in January 2006, to purchase additional refined product terminals. Please read "Business—Our Relationship with TransMontaigne Inc.; Exclusive Options to Purchase Additional Refined Product Terminals."

Obligation to offer to sell acquired or constructed assets

Pursuant to the omnibus agreement, subject to certain exclusions and conditions, TransMontaigne Inc. has agreed to offer us any tangible assets that it acquires or constructs related to the storage, transportation or terminaling of refined petroleum products in the United States. At our request, TransMontaigne Inc. is required to make such an offer within two years of the date of purchase or construction completion. We expect that TransMontaigne Inc. will operate the assets it offers to us pursuant to the omnibus agreement for this interim period, during which time TransMontaigne Inc.'s distribution and marketing operations will seek to achieve substantial utilization of the assets. We have one year following receipt of TransMontaigne Inc.'s offer to notify TransMontaigne Inc. whether we are interested in pursuing the offer. If we are interested in pursuing the offer, TransMontaigne Inc. is obligated to submit a term sheet to us within 45 days after receipt of our notice specifying the fundamental terms of the proposed transaction, other than the purchase price. We would then have 45 days to propose a cash purchase price for the transaction, and we and TransMontaigne Inc. would then be obligated to negotiate in good faith for 60 days to reach an agreement. If we decline any such offer, TransMontaigne Inc. is free to use the asset to compete with us. If we and TransMontaigne Inc. do not agree to all of the terms of the transaction, including the purchase price, after negotiating in good faith, TransMontaigne Inc. would have the right to seek an alternative purchaser willing to pay at least 105% of the purchase price we proposed; if an alternative transaction on such terms has not been consummated within six months, we would have the right to purchase the assets at the purchase price we originally proposed and on the other fundamental terms specified in the term sheet previously provided by TransMontaigne Inc.

The obligation to offer includes assets subject to lease or joint venture arrangements controlled by TransMontaigne Inc. and extending for more than five years, to the extent of TransMontaigne Inc.'s interest in the assets, but does not apply to assets acquired by TransMontaigne Inc. in an asset exchange transaction, or to:

–>
any business operated by TransMontaigne Inc. or any of its subsidiaries as of May 27, 2005;

–>
any business conducted by TransMontaigne Inc. with the approval of the conflicts committee of our general partner;

–>
tangible assets acquired by TransMontaigne Inc., including as part of a larger acquisition of other assets, if the fair value of the tangible assets does not exceed $10.0 million; and

–>
tangible assets, or capital improvements of tangible assets, constructed by TransMontaigne Inc., including as part of a larger construction project, if the construction cost of the tangible assets or capital improvements does not exceed $10.0 million.

In addition, any offer to sell tangible assets will be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities. In the event that TransMontaigne Inc. or its affiliates no longer control our partnership or there is a change of control of TransMontaigne Inc., TransMontaigne Inc.'s obligation to offer to sell assets to us will terminate.

Indemnification

Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before the May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million and has no obligation to indemnify us for aggregate losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations.

Additionally, TransMontaigne Inc. has agreed to indemnify us for losses attributable to title defects, retained assets and liabilities (including preclosing litigation relating to contributed assets) and income taxes attributable to operations prior to May 27, 2005. We will indemnify TransMontaigne Inc. for all losses attributable to operations of the contributed assets after May 27, 2005, to the extent the assets are not subject to TransMontaigne Inc.'s indemnification obligations.

Rights of first refusal

The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline assets, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject assets for no less than 105% of the purchase price on the terms specified in the notice. TransMontaigne Inc. also has a right of first refusal, subject to comparable procedures, to purchase any petroleum product storage capacity that is put into commercial service after the closing of this offering, was subject to the terminaling services agreement prior to the termination or expiration thereof, or is subject to a contract which terminates or becomes terminable by us (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

The omnibus agreement also provides us with a right of first refusal with respect to any proposed sale or transfer, other than in an asset exchange transaction, of:

–>
any tangible assets that TransMontaigne Inc. acquires or constructs related to the storage, transportation or terminaling of refined petroleum products, provided such assets generate qualifying income as defined in Section 7704 of the Internal Revenue Code, prior to TransMontaigne Inc.'s delivery to the conflicts committee of proposed terms as described in "—Obligation to Offer to Sell Acquired or Constructed Assets" above; and

–>
any of the assets subject to our exclusive options prior to the applicable exercise period and any assets acquired in asset exchange transaction that replace assets subject to our executive options;

provided, that in either case, we agree to pay at least 105% of the purchase price offered by the third party bidder.

TERMINALING SERVICES AGREEMENT

On May 27, 2005, we entered into a terminaling services agreement with TransMontaigne Inc. as described under "Item 1. Business—Our Relationship with TransMontaigne Inc." TransMontaigne Inc.'s obligations under this agreement will not terminate if TransMontaigne Inc. no longer owns our general partner. This agreement may be assigned by TransMontaigne Inc. only if our conflicts committee consents to such assignment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended June 30, 2005, KPMG LLP's accounting fees and services were as follows:

2005

Audit fees	$340,000
Audit-related fees(1)	168,000
Tax fees(2)	—
All other fees(3)	—

Total accounting fees and services	$508,000

(1)
Audit related fees include fees for reviews of registration statements and issuances of consents, reviews of private placement offering documents and issuance of letter to underwriters.

(2)
Tax fees include fees for tax return preparation and technical tax advice.

(3)
All other fees consist of a subscription to an on-line accounting research tool.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report.

(1)
Consolidated Financial Statements

    TransMontaigne Partners L.P.

      Report of Independent Registered Public Accounting Firm

      Consolidated balance sheets as of June 30, 2005 and 2004

      Consolidated statements of operations for the years ended June 30, 2005, 2004 and 2003

      Consolidated statements of partners' equity for the years ended June 30, 2005, 2004 and 2003

      Consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003

      Notes to consolidated financial statements

(2)
Financial Statement Schedules

    Valuation and qualifying accounts.

(3)
Exhibits:

A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2*	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 27, 2005.
10.1
Senior Secured Credit Facility dated as of May 9, 2005 among TransMontaigne Operating Company L.P., each of the financial institutions party thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, BNP Paribas and Société Générale, as Documentation Agents, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Amendment No. 2 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 13, 2005).
10.2*
Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc.
10.3
Omnibus Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).

10.4
Terminaling and Transportation Services Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).
10.5*	TransMontaigne Services Inc. Long-Term Incentive Plan.**
10.6*	Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc.
10.7*	Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc.
10.8
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.9
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statement Schedule.

*
Filed with this report.

**
Identifies each management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE PARTNERS L.P.
By:	TRANSMONTAIGNE GP L.L.C., its General Partner
By:	/s/ DONALD H. ANDERSON Donald H. Anderson Chairman

Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ DONALD H. ANDERSON Donald H. Anderson	President, Chief Executive Officer, Chairman and Director	September 13, 2005
/s/ WILLIAM S. DICKEY William S. Dickey	Executive Vice President, Chief Operating Officer and Director	September 13, 2005
/s/ RANDALL J. LARSON Randall J. Larson	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director	September 13, 2005
/s/ JERRY R. MASTERS Jerry R. Masters	Director	September 13, 2005
/s/ DAVID A. PETERS David A. Peters	Director	September 13, 2005
/s/ D. DALE SHAFFER D. Dale Shaffer	Director	September 13, 2005
/s/ REX L. UTSLER Rex L. Utsler	Director	September 13, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2*	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 27, 2005.
10.1
Senior Secured Credit Facility dated as of May 9, 2005 among TransMontaigne Operating Company L.P., each of the financial institutions party thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, BNP Paribas and Société Générale, as Documentation Agents, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Amendment No. 2 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 13, 2005).
10.2*
Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc.
10.3
Omnibus Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).
10.4
Terminaling and Transportation Services Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).
10.5*	TransMontaigne Services Inc. Long-Term Incentive Plan.**
10.6*	Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc.
10.7*	Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc.
10.8
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement(incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.9
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statement Schedule.

*
Filed with this report.

**
Identifies each management compensation plan or arrangement