Form 10-Q
period 2005-09-30
TransMontaigne Partners L.P.
filed 2005-11-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32505

TRANSMONTAIGNE PARTNERS L.P.

Delaware	34-2037221
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1670 Broadway

Suite 3100

Denver, Colorado 80202

(Address, including zip code, of principal executive offices)

(303) 626-8200

(Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

As of October 24, 2005, there were 3,972,500 shares of the Registrant’s Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to TransMontaigne Partners, including the following:

i.                    certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

ii.                any statements contained herein or therein regarding the prospects for our business or any of our services;

iii.            any statements preceded by, followed by or that include the words “may,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continues,” “estimates,” “plans,” “targets,” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

iv.              other statements contained herein or therein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The following risk factors, discussed in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005, filed on September 13, 2005, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•       a reduction in revenues from TransMontaigne Inc., upon which we rely for a substantial majority of our revenues;

•       the continued creditworthiness of, and performance by, contract parties, including TransMontaigne Inc.;

•       a reduction or suspension of TransMontaigne Inc.’s obligations under the terminaling services agreement;

•       TransMontaigne Inc.’s failure to continue to engage us to provide services after the expiration of the terminaling services agreement, or our failure to secure comparable alternative arrangements;

•       the availability of acquisition opportunities and successful integration and future performance of acquired assets;

•       the failure to purchase additional refined product terminals from TransMontaigne Inc.;

•       timing, cost and other economic uncertainties related to the construction of new assets;

•       debt levels and restrictions in our debt agreements that may limit our operational flexibility;

•       the threat of terrorist attacks or war;

•       many hazards and operations risks, including adverse weather conditions;

•       the impact of current and future laws and governmental regulations;

•       liability for environmental claims;

•       conflicts of interest and the limited fiduciary duties of our general partner, which is controlled by TransMontaigne Inc.;

•       our failure to avoid federal income taxation as a corporation or the imposition of state level taxation; and

•       general economic, market or business conditions;

We do not intend to update these forward-looking statements except as required by law.

Part I. Financial Information

ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners as of and for the three months ended September 30, 2005, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 13, 2005.

TransMontaigne Partners is a holding company with the following active wholly-owned subsidiaries during the three months ended September 30, 2005.

•       TransMontaigne Operating GP L.L.C.

•       TransMontaigne Operating Company L.P.

•       Coastal Terminals L.L.C.

•       Razorback L.L.C.

•       TPSI Terminals L.L.C.

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(In thousands)

	September 30, 2005	June 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$775	$241
Trade accounts receivable, net	1,021	492
Due from TransMontaigne Inc., net	3,932	14
Prepaid expenses and other	280	302
	6,008	1,049
Property, plant and equipment, net	115,170	116,044
Other assets, net	2,072	2,243
	$123,250	$119,336
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$933	$2,180
Other accrued liabilities	1,697	1,424
	2,630	3,604
Long-term debt	31,000	28,307
Total liabilities	33,630	31,911
Partners’ equity:
Common unitholders	74,969	76,255
Subordinated unitholders	14,329	13,433
General partner interest	322	281
Deferred equity-based compensation	—	(2,544)
	89,620	87,425
	$123,250	$119,336

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended September 30,
	2005	2004
Revenues	$10,400	$8,392
Direct operating costs and expenses	(3,836)	(4,086)
Net operating margins	6,564	4,306
Costs and expenses:
Direct general and administrative expenses	(595)	—
Allocated general and administrative expenses	(700)	(700)
Allocated insurance expense	(67)	(84)
Depreciation and amortization	(1,567)	(1,537)
Total costs and expenses	(2,929)	(2,321)
Operating income	3,635	1,985
Other income (expenses):
Interest income	1	—
Interest expense	(464)	—
Amortization of deferred debt issuance costs	(46)	—
Total other expenses	(509)	—
Net earnings	3,126	1,985
Less earnings allocable to:
Predecessor	—	(1,985)
General partner interest	(63)	—
Net earnings allocable to limited partners	$3,063	$—
Net earnings per limited partners’ unit—basic and diluted	$0.42	$—
Weighted average limited partners’ units outstanding—basic and diluted	7,295	—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of partners’ equity
Year ended June 30, 2005 and three months ended September 30, 2005
(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2004	118,657	—	—	—	—	118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters’ discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973
Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders for the period May 27, 2005 through June 30, 2005	—	(578)	(499)	(22)	—	(1,099)
Amortization of deferred equity-based compensation related to restricted common units	—	168	—	—	—	168
Net earnings from July 1, 2005 through September 30, 2005	—	1,668	1,395	63	—	3,126
Balance September 30, 2005	$—	$74,969	$14,329	$322	$—	$89,620

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,126	$1,985
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,567	1,537
Amortization of deferred equity-based compensation	168	—
Amortization of deferred debt issuance costs	46	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(529)	(129)
Due from TransMontaigne Inc., net	(3,918)	—
Prepaid expenses and other	22	(53)
Trade accounts payable	(1,247)	270
Other accrued liabilities	273	171
Net cash (used in) provided by operating activities	(492)	3,781
Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(441)	(446)
Additions to property, plant and equipment—maintain existing facilities	(127)	(376)
Net cash (used in) investing activities	(568)	(822)
Cash flows from financing activities:
Net borrowings (repayments) of debt	2,693	—
Distributions paid to unitholders	(1,099)	—
Distributions and repayments to TransMontaigne Inc.	—	(2,959)
Net cash provided by (used in) financing activities	1,594	(2,959)
Increase in cash and cash equivalents	534	—
Cash and cash equivalents at beginning of period	241	2
Cash and cash equivalents at end of period	$775	$2

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements
September 30, 2005 and June 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 13, 2005.

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership (“Partners”), and its majority-owned subsidiaries. The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations of TransMontaigne Inc. that were contributed to us at the closing of our initial public offering on May 27, 2005. Specifically, the TransMontaigne Inc. terminal and pipeline operations that were contributed to us are composed of seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas. On February 28, 2003, TransMontaigne Inc. acquired the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation. The consolidated financial statements also include the assets, liabilities and results of operations of these terminals and pipelines prior to their contribution by TransMontaigne Inc. to us. Partners was formed in 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and pipeline assets. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

(b) Nature of business

Partners conducts its operations in the United States primarily in Florida, Southwest Missouri and Northwest Arkansas. Partners provides integrated terminaling, storage, pipeline and related services for

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc.

(c) Basis of presentation

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative charges were $0.7 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers’ liability, and other insurable risks. The allocated insurance charges were $0.3 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for the contributed terminal and pipeline operations.

(d) Accounting for terminal and pipeline operations

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

(e) Environmental obligations

At September 30, 2005 and June 30, 2005, we were not aware of any existing conditions that may cause us to incur significant expenditures in the future for the remediation of existing contamination. As such, we have not reflected in the accompanying consolidated financial statements any liabilities for environmental obligations to be incurred in the future based on existing contamination. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially-contributed assets and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Equity-based compensation

For periods ending prior to July 1, 2005, we accounted for our equity-based compensation awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. The adoption of this Statement did not have an impact on our consolidated financial statements, except for the elimination of deferred equity-based compensation from partners’ equity.

This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. For awards granted prior to July 1, 2005, we are required to measure compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the unvested portion of the award as of July 1, 2005). The compensation cost for these awards is based on their relative grant-date fair values.

Compensation cost will be recognized over the service period on a straight-line basis.

(g) Income taxes

No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners will flow through to the unitholders of the partnership.

(h) Net earnings per limited partners’ unit

Net earnings per limited partners’ unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period. Net earnings allocable to limited partners are net of two percent of the earnings allocable to the general partner. Basic and diluted net earnings per limited partners’ unit are the same because we currently have no potentially dilutive securities outstanding.

(i) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Net earnings and partners’ equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC.

Omnibus Agreement.   On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner. Under the omnibus agreement we pay TransMontaigne Inc. an annual administrative fee in the amount of $2.8 million for the provision of various general and

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. (Continued)

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

The $2.8 million administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The administrative fee does not include reimbursements for direct expenses TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before May 27, 2005. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15 million and has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.’s indemnification obligations.

Terminaling Services Agreement.   We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per calendar quarter. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.’s minimum obligations are met. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.0 million barrels of light oil storage capacity and approximately 1.4 million barrels of heavy oil storage capacity at certain of our Florida terminals.

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. (Continued)

In the event of a force majeure event, that renders performance impossible with respect to an asset for at least 30 days, TransMontaigne Inc.’s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 days or more and results in a diminution in the storage capacity we make available to TransMontaigne Inc., TransMontaigne Inc.’s minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, either party has the right to terminate the entire terminaling services agreement.

After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party’s right to terminate with six months’ notice. TransMontaigne Inc.’s obligations under the terminaling services agreement will not terminate if TransMontaigne Inc. no longer owns our general partner. TransMontaigne Inc. may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner. Upon termination of the agreement, TransMontaigne Inc. has a right of first refusal to enter into a new terminaling services agreement with us, provided it pays no less than 105% of the fees offered by the third party.

Under the agreement, we are responsible for all refined product losses in excess of 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals. We are entitled to all product gains, including 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in Florida, Southwest Missouri and Northwest Arkansas. We have a concentration of trade receivable balances due from companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended September 30, 2005 and 2004, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $25,000, respectively.

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2005	June 30, 2005
Trade accounts receivable	$1,021	$492
Less allowance for doubtful accounts	—	—
	$1,021	$492

TransMontaigne Inc. accounted for approximately 67% and 63% of our total revenues for the three months ended September 30, 2005 and 2004, respectively. Trigeant EP, Ltd. and its successors accounted for 21% and 26% of our total revenues for the three months ended September 30, 2005 and 2004, respectively. In April 2005, Trigeant EP, Ltd. assigned its terminaling services contract with us to Gulf Atlantic Refining & Marketing, LP.

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(4) PREPAID EXPENSES AND OTHER

Prepaid expenses and other are as follows (in thousands):

	September 30, 2005	June 30, 2005
Additive detergent	$265	$290
Deposits and other assets	15	12
	$280	$302

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	September 30, 2005	June 30, 2005
Land	$25,024	$25,024
Terminals, pipelines and equipment	118,883	117,593
Furniture, fixtures and equipment	480	468
Construction in progress	7	741
	144,394	143,826
Less accumulated depreciation	(29,224)	(27,782)
	$115,170	$116,044

(6) OTHER ASSETS

Other assets are as follows (in thousands):

	September 30, 2005	June 30, 2005
Acquired intangible, net of accumulated amortization of $1,292 and $1,167	$1,208	$1,333
Deferred debt issuance costs, net of accumulated amortization of $61 and $15	855	901
Deposits and other assets	9	9
	$2,072	$2,243

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Deferred debt issuance costs are amortized using the interest method over the term of the credit facility (see Note 8 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(7) OTHER ACCRUED LIABILITIES

   Other accrued liabilities are as follows (in thousands):

	September 30, 2005	June 30, 2005
Accrued property taxes	$1,101	$785
Customer advances and deposits	561	633
Accrued expenses and other	35	6
	$1,697	$1,424

(8) LONG-TERM DEBT

On May 9, 2005, we entered into a $75 million senior secured credit facility. At September 30, 2005 and June 30, 2005, our outstanding borrowings under the credit facility were approximately $31.0 million and $28.3 million, respectively. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $68.2 million at September 30, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. The weighted average interest rate on borrowings under our credit facility was 5.4% during the three months ended September 30, 2005. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). At September 30, 2005, we were in compliance with the financial covenants contained in the credit facility.

(9) LONG-TERM INCENTIVE PLAN

TransMontaigne GP L.L.C. (“TransMontaigne GP”) is our general partner and manages our operations and activities. TransMontaigne Services Inc. is an indirect wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(9) LONG-TERM INCENTIVE PLAN (Continued)

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

Amortization of deferred equity-based compensation of approximately $0.2 million is included in direct general and administrative expense for the three months ended September 30, 2005.

Distributions paid to holders of restricted common units are treated as compensation expense for financial reporting purposes. Included in direct general and administrative expenses for the three months ended September 30, 2005 is approximately $18,000 of compensation expense related to distributions paid to holders of restricted common units.

(10) COMMITMENTS AND CONTINGENCIES

Operating Leases.   We lease property and equipment under non-cancelable operating leases that extend through April 2010. At September 30, 2005, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Property and equipment
2006 (remainder of the year)	$107
2007	129
2008	123
2009	117
2010	97
Thereafter	—
$573

Rental expense under operating leases was approximately $56 and $81 for the three months ended September 30, 2005 and 2004, respectively.

(11) BUSINESS SEGMENTS

We provide integrated terminaling, storage, pipeline and related services to companies engaged in the distribution and marketing of refined petroleum products and crude oil. Our chief operating decision maker is TransMontaigne GP’s chief executive officer (“CEO”). TransMontaigne GP’s CEO reviews the financial performance of our business segments using disaggregated financial information about “net operating margins” for purposes of making operating decisions and assessing financial performance. “Net operating margins” is composed of revenues less direct operating costs and expenses. Accordingly, we present “net operating margins” for each of our two business segments: (i) Florida terminals and (ii) Razorback Pipeline system.

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements (Continued)
September 30, 2005 and June 30, 2005

(11) BUSINESS SEGMENTS (Continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Florida Terminals:
Throughput and additive injection fees, net	$4,472	$2,284
Terminaling storage fees	2,884	4,526
Pipeline transportation fees	—	—
Other	1,561	523
Revenues	8,917	7,333
Direct operating costs and expenses	(3,425)	(3,641)
Net operating margins	5,492	3,692
Razorback Pipeline System:
Throughput and additive injection fees, net	520	469
Terminaling storage fees	—	—
Pipeline transportation fees	633	550
Other	330	40
Revenues	1,483	1,059
Direct operating costs and expenses	(411)	(445)
Net operating margins	1,072	614
Total net operating margins	6,564	4,306
Direct general and administrative expenses	(595)	—
Allocated general and administrative expenses	(700)	(700)
Allocated insurance expense	(67)	(84)
Depreciation and amortization	(1,567)	(1,537)
Operating income	3,635	1,985
Other income (expense), net	(509)	—
Net earnings	$3,126	$1,985

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2005
	Florida Terminals	Razorback Pipeline System	Total
Revenues from external customers	$3,399	$—	$3,399
Revenues from TransMontaigne Inc.	5,518	1,483	7,001
Revenues	$8,917	$1,483	$10,400
Identifiable assets	$112,027	$11,223	$123,250
Capital expenditures	$568	$—	$568

	Three months ended September 30, 2004
	Florida Terminals	Razorback Pipeline System	Total
Revenues from external customers	$3,130	$—	$3,130
Revenues from TransMontaigne Inc.	4,203	1,059	5,262
Revenues	$7,333	$1,059	$8,392
Identifiable assets	$108,959	$10,377	$119,336
Capital expenditures	$822	$—	$822

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2005, included in our Annual Report on Form 10-K filed on September 13, 2005 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005

On July 20, 2005, TransMontaigne Partners announced that it declared a distribution of $0.15 per unit payable on August 9, 2005 to the unitholders of record on July 29, 2005.

On August 29, 2005 and September 24, 2005, Hurricane Katrina and Hurricane Rita, respectively, caused severe damage along the United States Gulf Coast and into the southern United States. We currently are not aware of any significant long-term damage to our facilities caused by these hurricanes.

SUBSEQUENT EVENTS

On October 20, 2005, TransMontaigne Partners announced that it declared a distribution of $0.40 per unit payable on November 8, 2005 to the unitholders of record on October 31, 2005. That distribution represents the minimum quarterly distribution for the period July 1, 2005 through September 30, 2005.

On October 24, 2005, Hurricane Wilma struck Florida. Our facilities have returned to normal operations and are delivering product in their respective markets. We currently are not aware of any significant long-term damage to our facilities caused by Hurricane Wilma.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

In reviewing our historical results of operations, you should be aware that the historical results of operations prior to the closing of our initial public offering on May 27, 2005, reflect the financial results of our predecessor entity “TransMontaigne Partners (Predecessor).” The contribution of certain TransMontaigne Inc. terminal and pipeline operations to us was recorded for financial reporting purposes at carryover basis in a manner similar to a reorganization of entities under common control. The historical revenues include only actual amounts received from third parties who utilized our Florida terminals, and TransMontaigne Inc. for use of our Razorback Pipeline system and Florida terminals.

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,
	2005	2004
Net operating margins	$6,564	$4,306
Operating income	$3,635	$1,985
Net earnings	$3,126	$1,985
Net cash provided by (used in) operating activities	$(492)	$3,781
Net cash provided by (used in) investing activities	$(568)	$(822)
Net cash provided by (used in) financing activities	$1,594	$(2,959)

(1)          Net operating margins represents revenues, less direct operating costs and expenses.

The net operating margins for the three months ended September 30, 2005 were approximately $6.6 million, compared to approximately $4.3 million for the three months ended September 30, 2004. The increase of approximately $2.3 million in net operating margins for 2005 as compared to 2004 was due principally to an increase in net operating margins of approximately $1.8 million at the Florida facilities and approximately $0.5 at the Razorback Pipeline system.

Our net operating margins are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Throughput and additive injection fees, net	$4,992	$2,753
Terminaling storage fees	2,884	4,526
Pipeline transportation fees	633	550
Reimbursed costs	38	29
Other	1,853	534
Revenue	10,400	8,392
Less direct operating costs and expenses	(3,836)	(4,086)
Net operating margins	$6,564	$4,306

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $5.0 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $2.2 million in throughput and additive injection fees, net for 2005 as compared to 2004 was due principally to the conversion of the fees charged on heavy oil marketing volumes to a throughput agreement and increases in light oil throughput volumes at the Florida facilities. For the three months ended September 30, 2005 and 2004, we delivered approximately 93,800 barrels and 86,000 barrels per day of light oil throughput volumes, respectively, at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil marketing volumes were approximately $1.8 million for the three months ended September 30, 2005. For the three months ended September 30, 2005 and 2004, we delivered approximately 32,000 barrels and 27,300 barrels per day, respectively, of heavy oil marketing volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $4.9 million and $2.7 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $2.9 million and $4.5 million for the three months ended September 30, 2005 and 2004, respectively. The decrease of approximately $1.6 million in terminaling storage fees for 2005 as compared to 2004 was due principally to the conversion of the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement offset by an annual increase in storage fees charged to our customers at the Florida facilities and the execution in April 2005 of a new two-year terminaling services agreement with a marketer of residual fuel oil.

Included in the terminaling storage fees for the three months ended September 30, 2005 and 2004 are fees charged to TransMontaigne Inc. of approximately $0.3 million and $2.2 million, respectively, for the storage of residual fuel oil.

Pipeline transportation fees.   For the three months ended September 30, 2005 and 2004, we earned pipeline transportation fees of approximately $0.6 million and $0.6 million, respectively. For the three months ended September 30, 2005 and 2004, we averaged approximately 13,800 barrels and 12,200 barrels per day of transported product on the Razorback Pipeline. During the three months ended September 30, 2004, the tariff charged for transporting barrels on the Razorback Pipeline increased to $0.50 per barrel from $0.47 per barrel.

Included in pipeline transportation fees for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $0.6 million and $0.6 million, respectively.

Reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. For the three months ended September 30, 2005 and 2004, cost reimbursements were approximately $38,000 and $29,000, respectively.

Other revenue.   For the three months ended September 30, 2005 and 2004, other revenue was approximately $1.9 million and $0.5 million, respectively. The increase of approximately $1.4 million in other revenue for 2005 as compared to 2004 was due principally to an increase of approximately $1.1 million at the Florida facilities and approximately $0.3 million at the Razorback Pipeline system.

Included in other revenue for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $1.1 million and $nil, respectively.

Direct operating costs and expenses.   For the three months ended September 30, 2005 and 2004, the direct operating costs and expenses of our operations were approximately $3.8 million and $4.1 million, respectively. The direct operating costs and expenses of our operations are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Wages and employee benefits	$1,289	$1,222
Utilities and communication charges	337	339
Repairs and maintenance	827	1,415
Allocated property and casualty insurance costs	183	166
Office, rentals and property taxes	522	529
Vehicles and fuel costs	355	248
Environmental compliance costs	202	102
Other	121	65
Direct operating costs and expenses	$3,836	$4,086

The decrease of approximately $0.3 million in direct operating costs and expenses for 2005 as compared to 2004 was due principally to decreases at the Florida facilities.

Costs and expenses.   Direct general and administrative expenses for the three months ended September 30, 2005, were approximately $0.6 million, compared to approximately $nil for the three months ended September 30, 2004. Direct general and administrative expenses are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Accounting and legal expenses	$366	$—
Independent director fees	30	—
Amortization of deferred equity-based compensation	168	—
Compensation expense on distributions paid to holders of restricted common units	18	—
Other	13	—
Direct general and administrative expenses	$595	$—

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $0.7 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively.

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

	Three months ended September 30,
	2005	2004
Direct operating costs and expenses	$183	$166
General and administrative expenses	67	84
Total allocated insurance costs	$250	$250

Depreciation and amortization expense for the three months ended September 30, 2005 and 2004, was $1.6 million and $1.5 million, respectively. The increase of approximately $0.1 million in depreciation and amortization expense for 2005 as compared to 2004 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment.

Interest expense was approximately $0.5 million for the three months ended September 30, 2005 related to borrowings and commitment fees under our senior secured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our distributions to our unitholders, capital expenditures and our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our credit facility and debt and equity offerings.

Capital expenditures for the three months ended September 30, 2005, were approximately $0.6 million for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Senior Secured Credit Facility.   On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $68.2 million at September 30, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions meeting the definition of “permitted acquisitions” which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). These financial covenants are based on a defined financial performance measure within the credit facility known as “Consolidated EBITDA.”

For the periods prior to our initial public offering on May 27, 2005, the credit facility stipulates our Consolidated EBITDA at approximately $3.7 million per quarter and consolidated interest expense at approximately $0.4 million per quarter. Those assumptions are reflected in the following calculation of the “total leverage ratio” and “interest coverage ratio” contained in the credit facility.

	Three Months Ended				Twelve Months Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2004	2005	2005	2005	2005
Financial performance debt covenant test:
Consolidated EBITDA, as stipulated in the credit facility	$3,663	$3,663	$4,341	$5,371	$17,038
Consolidated funded indebtedness					$31,000
Total leverage ratio					1.82x
Consolidated interest expense, as stipulated in the credit facility	$392	$392	$409	$464	$1,657
Interest coverage ratio					10.28x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA				$5,371
Interest expense				(464)
Changes in operating assets and liabilities				(5,399)
Cash flows (used by) operating activities				$(492)

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

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2005, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2005.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility will bear interest at a variable rate based on LIBOR or the lender’s base rate. We currently do not manage our exposure to interest rates, but we may in the future. At September 30, 2005, we had outstanding borrowings of $31.0 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2005, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.3 million.

We generally do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to TransMontaigne Inc. As a result, we do not have a material direct exposure to commodity price fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information

ITEM 6.   EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 9, 2005	TRANSMONTAIGNE PARTNERS L.P. (Registrant)

	By:	/s/ DONALD H. ANDERSON
Donald H. Anderson
Chief Executive Officer
/s/ RANDALL J. LARSON
Randall J. Larson
Executive Vice President, Chief Financial
Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.