Form 10-KT
period 2005-12-31
TransMontaigne Partners L.P.
filed 2006-03-02
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR
☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period July 1, 2005 to December 31, 2005

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

NONE

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        The aggregate market value of common limited partner units held by non-affiliates of the Registrant was $94,920,000.

        The aggregate market value was computed by reference to the last sale price ($25.00 per common unit) of the Registrant's common limited partner units on the New York Stock Exchange on February 10, 2006.

        The number of the registrant's common limited partner units outstanding on February 10, 2006 was 3,972,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item
Part I
1 and 2.	Business and Properties
1A.	Risk Factors
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Part II
5.	Market for the Registrant's Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risks
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

  •
  certain statements, including possible or assumed future results of operations, in "Management's Discussion and Analysis of Financial Condition and Results of Operations;"

  •
  any statements contained herein or therein regarding the prospects for our business or any of our services;

  •
  any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled," or similar expressions; and

  •
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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors," that could cause actual results to differ materially from our expectations include, but are not limited to:

  •
  a reduction in revenues from TransMontaigne Inc., upon which we rely for a substantial majority of our revenues;

  •
  the continued creditworthiness of, and performance by, contract parties, including TransMontaigne Inc.;

  •
  a reduction or suspension of TransMontaigne Inc.'s obligations under the terminaling services agreement;

  •
  TransMontaigne Inc.'s failure to continue to engage us to provide services after the expiration of the terminaling services agreement, or our failure to secure comparable alternative arrangements;

  •
  the impact on our facilities or operations of extreme weather conditions, such as hurricanes, and other operational hazards;

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

Part I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

        TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc. However, we did not commence operations until the closing of our initial public offering on May 27, 2005. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Denver, Colorado 80202; our telephone number is (303) 672-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P., our subsidiary operating limited partnerships and their subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., TransMontaigne Partners and subsidiaries of TransMontaigne Partners.

        We are a refined petroleum products terminaling and pipeline company with operations currently along the Gulf Coast and in the Midwest. We provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc. We handle light refined products (such as gasolines, distillates (including heating oil) and jet fuels); heavy refined products (such as residual fuel oils and asphalt); and crude oil.

        Our existing assets include:

  •
  seven refined product terminals located in Florida, with an aggregate storage capacity of approximately 5.8 million barrels, that provide integrated terminaling services to TransMontaigne Inc., other distribution and marketing companies and the United States government;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for TransMontaigne Inc. from Mt. Vernon, Missouri to Rogers, Arkansas;

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate storage capacity of approximately 390,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to TransMontaigne Inc.;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate storage capacity of approximately 160,000 barrels, that provides integrated terminaling services to a major oil company; and

  •
  one refined product terminal located in Mobile, Alabama, with aggregate storage capacity of approximately 230,000 barrels, that provides integrated terminaling services to TransMontaigne Inc and other distribution and marketing companies.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers.

        We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

RECENT EVENTS

        We were formed by TransMontaigne Inc. to own and operate certain of its terminal and pipeline assets. In connection with our initial public offering the following transactions occurred:

  •
  TransMontaigne Inc. transferred the seven refined product terminals in Florida, a 67-mile refined products pipeline, and two refined product terminals in Missouri and Arkansas to us in exchange for (1) the issuance to TransMontaigne Inc. and its affiliates of 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, represented by 148,873 general partner units and related incentive distribution rights and (2) the payment of $111.5 million in cash;

  •
  we issued 3,852,500 common units (including the exercise of the underwriters' over-allotment option) to the public at the initial offering price of $21.40 per common unit;

  •
  we issued 450,000 subordinated units to an affiliate of Morgan Stanley Capital Group, Inc. in a separate private placement at a price of $17.65 per unit;

  •
  we borrowed $31.5 million under a new credit facility and paid $0.9 million of deferred debt issuance costs incurred in connection with our new credit facility; and

  •
  we entered into a terminaling services agreement and an omnibus agreement with TransMontaigne Inc.

        Effective October 31, 2005, we purchased a refined product terminal in Oklahoma City, Oklahoma from Magellan Pipeline Company, L.P. for approximately $1.9 million.

        On January 1, 2006, we completed the purchase of a refined product terminal in Mobile, Alabama from an indirect wholly-owned subsidiary of TransMontaigne Inc. for approximately $18.0 million. We acquired the Mobile terminal in accordance with our exclusive option under the omnibus agreement with TransMontaigne Inc.

        On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon Petroleum Company LLC regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement became effective February 20, 2006 at our Jacksonville and Port Manatee Florida facilities and will become effective on May 1, 2006 at our Cape Canaveral and Port Everglades Florida facilities. The terminaling services agreement with Gulf Atlantic Operations LLC for the utilization of this storage capacity has been amended to allow for cancellations coinciding with the effective dates within the terminaling services agreement with Marathon. Effective May 1, 2006, our terminaling services agreement with Gulf Atlantic will expire.

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

        Refining.    Refineries in the Gulf Coast region refine crude oil into various "light oils" and "heavy oils." Light oils include gasolines and distillates, such as diesel fuels, heating oils and jet fuels. Heavy oils include residual fuel oils and asphalt. These products have various characteristics, such as sulfur content, octane level, Reid-vapor pressure, and other chemical characteristics. Refined petroleum products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being "fungible." The refined products initially are stored at the refineries' own terminal facilities. The refineries owned by major oil companies then schedule for delivery some of their product output to satisfy their own retail delivery obligations, at branded gasoline stations, for example, and sell the remainder of their product output to independent marketing and distribution companies, such as TransMontaigne Inc. and its independent supply partners, for resale. The major refineries typically prefer to sell their excess product to independent marketing and distribution companies rather than to other refineries and integrated oil companies, which are their primary competitors.

        Transportation.    For an independent distribution and marketing company, such as TransMontaigne Inc., to distribute product in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a terminal.

        Product is transported to marine terminals, such as our Florida and Mobile, Alabama terminals, by tankers or barges. Because there are economies of scale in transporting products by vessel, marine terminals with larger storage capacities for various commodities have the ability to offer their customers lower per-barrel freight costs to a greater extent than do terminals with smaller storage capacities.

        Product reaches inland terminals, such as our Mt. Vernon, Rogers and Oklahoma City terminals, by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the FERC or state authorities. These pipelines ship product in batches, with each batch generally consisting of fungible product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of fungible product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

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

OUR OPERATIONS

        Our existing assets are located along the Gulf Coast and in the Midwest. We use our terminaling assets to, among other things:

  •
  receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those products to the tanks located at our terminals;

  •
  store the refined products for our customers;

  •
  monitor the volume of the refined products stored in our tanks;

  •
  distribute the refined products out of our terminals in small lots or truckloads via the truck racks and other distribution equipment located at our terminals; and

  •
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

Gulf Coast Operations

        Our Gulf Coast assets include eight refined product terminals. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, TransMontaigne Inc., other companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. Our Gulf Coast terminals receive refined products from waterborne vessels on behalf of our customers. The customers TransMontaigne Inc. serves from our Gulf Coast terminals consist principally of wholesale and retail marketers of refined products, cruise ships, an electric utility and industrial and commercial end-users. The principal products that we handle at our Gulf Coast terminals are light refined products (such as gasolines, distillates (including heating oils), and jet fuels), heavy refined products (such as residual fuel oils and asphalt), and crude oil.

        The following chart sets forth information about our existing assets along the Gulf Coast:

	Active Storage Capacity (shell bbls)		Number of Active Tanks	Supply Modes	Delivery Modes	Products Handled
Port Everglades
Port Everglades—North	1,600,000		24	Vessel, rail, truck	Pipeline, truck, rail, vessel	Gasolines, distillates, residual fuel oils, asphalt, jet fuels, crude oil
Port Everglades—South	370,000	(1)	10	Vessel	Pipeline, truck, vessel	Gasolines, distillates
Jacksonville(2)	280,000		10	Vessel, rail	Truck, rail	Asphalt
Cape Canaveral	730,000		16	Vessel	Truck, vessel	Gasolines, distillates, residual fuel oils, asphalt
Port Manatee(3)	1,190,000		10	Vessel	Truck, vessel	Distillates, residual fuel oils, asphalt
Fisher Island	670,000		12	Vessel	Vessel	Residual fuel oils, marine fuels
Tampa	500,000		7	Vessel	Pipeline, truck, vessel	Gasolines, distillates
Mobile	230,000		12	Vessel	Truck, vessel	Distillates, residual fuel oils, lube oils, crude oil

(1)
Reflects our ownership interest net of CITGO Petroleum Corporation's ownership interest.

(2)
The Jacksonville terminal also has six idle tanks with an aggregate storage capacity of approximately 110,000 barrels, which were idle when purchased in February 2003.

(3)
The Port Manatee terminal also has six idle tanks with an aggregate storage capacity of approximately 340,000 barrels, which were idle when purchased in February 2003.

        Port Everglades Terminals.    Our Port Everglades terminals are located near Fort Lauderdale, and include our Port Everglades (North) terminal and our Port Everglades (South) terminal.

        Port Everglades (North) Terminal.    Our Port Everglades (North), Florida marine terminal is connected by pipeline to four ship berths for receiving refined products, and is equipped with three truck racks, one for residual fuel oil, one for light refined products and one for asphalt. The terminal receives gasolines, distillates, jet fuels, residual fuel oils and asphalt from ships and barges on behalf of our customers for delivery via (a) our truck racks to our customers for redistribution to locations throughout south Florida, including Miami, Fort Lauderdale and West Palm Beach; (b) barges to our customers for redistribution to bunker fuel and residual oil customers and gasoline, distillate and jet fuel customers, primarily in the Bahamas; (c) TransMontaigne Inc.'s proprietary pipeline delivery system for delivery of bunker fuels to cruise ships and other vessels in Port Everglades; and (d) the Buckeye Pipeline for jet fuel delivery to the Fort Lauderdale and Miami Airports. The terminal also receives crude oil through a separate truck rack for delivery to ships and barges, and has facilities for the receipt and delivery of refined products to and from railcars. The Port Everglades (North) terminal has room for an additional 1.0 million barrels of storage capacity. Our customers include a marketer of asphalt, the United States Government, major oil companies and TransMontaigne Inc. TransMontaigne Inc. markets gasolines, distillates and residual fuel oils from the terminal to wholesale and retail marketers of refined products, cruise ships, shipping companies and the utility industry.

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

        Other terminals located in the Port Everglades area are owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Corporation, Amerada Hess Corporation, Marathon Ashland Petroleum, LLC and Motiva Enterprises LLC.

        Jacksonville Terminal.    Our Jacksonville, Florida terminal stores asphalt and provides integrated terminaling services for a marketer of asphalt pursuant to a contract that extends through 2013. This terminal receives asphalt via rail and our ship berth for delivery via our truck rack to our customer for redistribution to locations throughout northern Florida and southern Georgia. Other terminals located in the Jacksonville area are owned by Valero L.P. and Trumball Asphalt, Inc. terminals.

        Cape Canaveral Terminal.    Our Cape Canaveral, Florida terminal receives gasolines, distillates, residual fuel oils and asphalt from ships and barges for delivery via our truck rack to our customers for redistribution to locations throughout central Florida, including Orlando, and via barges to TransMontaigne Inc. for delivery to cruise ships and a power plant. Our customers include TransMontaigne Inc. and a marketer of asphalt. TransMontaigne Inc. supplies gasolines, distillates and residual fuel oils from the terminal to wholesale and retail marketers of refined products, cruise ships, shipping companies and the utility industry. Other terminals located in the Cape Canaveral area include the Central Florida Pipeline terminal in Taft, an asphalt terminal in West Palm Beach and various terminals in Jacksonville and Port Everglades.

        Port Manatee Terminal.    Our Port Manatee, Florida terminal receives distillates, residual fuel oils and asphalt from ships and barges for delivery via our truck rack to our customers for redistribution to locations throughout southwestern Florida, including Sarasota and Fort Myers, and via barges to residual fuel oil customers. Our customers include TransMontaigne Inc., a marketer of residual fuel oil and a marketer of asphalt. Other terminals located in the Port Manatee area are owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Amerada Hess Corporation, Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC and Murphy Oil Corporation.

        Fisher Island Terminal.    Our Fisher Island, Florida marine terminal receives residual fuel oils and marine distillates from ships and barges on behalf of our customers for redistribution via barges to residual fuel oil customers and bunker fuel customers. TransMontaigne Inc. currently is our only customer at the terminal. TransMontaigne Inc. supplies marine fuels to cruise ships and shipping companies located within the Port of Miami, and residual fuel oils to the utility industry. Other terminals located in the Miami area include various terminals located in Port Everglades and the Caribbean.

        Tampa Terminal.    Our Tampa, Florida marine terminal receives gasolines and distillates from ships and barges for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout west central Florida, including Tampa, St Petersburg, Sarasota and Fort Myers, and via the Central Florida Pipeline to Taft, Florida. TransMontaigne Inc. currently is our only customer at the terminal. TransMontaigne Inc. markets gasolines and distillates from the terminal to wholesale and retail marketers of refined products. Other terminals located in the Tampa area are owned by BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Amerada Hess Corporation, Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC and Murphy Oil Corporation.

        Mobile Terminal.    Our Mobile, Alabama marine terminal receives gasolines, distillates, residual fuel oils and crude oil from ships and barges on behalf of our customers for redistribution via our truck rack to our customers for redistribution to locations throughout southern Alabama and via barges to TransMontaigne Inc. for delivery to residual fuel oil customers and bunker fuel customers. Other terminals located in the Mobile area are owned by Martin Midstream Partners L.P., Plains All American, L.P., Gulf Coast Asphalt Company, Hunt Oil Company, BP p.l.c. and Shell Oil Products USA.

Midwest Terminals and Pipeline Operations

        In Missouri and Arkansas we own and operate the Razorback Pipeline and terminals in Rogers, Arkansas, at the terminus of the pipeline, and Mt. Vernon, Missouri, at the origin of the pipeline. In Oklahoma, we own and operate the Oklahoma City terminal.

        The following sets forth information about our existing terminaling assets in the Midwest:

	Active Storage Capacity (shell bbls)	Number of Tanks	Supply Modes	Delivery Modes	Products Handled
Rogers and Mt. Vernon (aggregate amounts)(1)	370,000	8	Pipeline	Truck	Gasolines, distillates
Oklahoma City	160,000	4	Pipeline	Truck	Gasolines, distillates

(1)
The Mt. Vernon terminal also has one idle tank with an aggregate storage capacity of approximately 20,000 barrels.

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

        Mt. Vernon and Rogers Terminals.    Our Mt. Vernon, Missouri terminal is the origin of the Razorback Pipeline; our Rogers, Arkansas terminal is located at the terminus of the Razorback Pipeline. The Mt. Vernon terminal receives gasolines and distillates from Magellan and ConocoPhillips pipelines for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout southwest Missouri and to the Razorback Pipeline for shipment to our Rogers terminal. The Rogers terminal receives gasolines and distillates from the Razorback Pipeline for delivery via our truck rack to TransMontaigne Inc. for redistribution to locations throughout northwest Arkansas. TransMontaigne Inc. currently is the only customer of the two terminals. TransMontaigne Inc. markets gasolines and distillates from the facilities to wholesale and retail marketers of refined products. Other terminals located in the area include the Magellan Pipeline terminals in Carthage and Springfield, Missouri and Fort Smith, Arkansas; the ConocoPhillips terminal in Mt. Vernon, Missouri; various terminals in North Little Rock, Arkansas; and the Sunoco and Sinclair refineries and terminal facilities in Tulsa, Oklahoma.

        Oklahoma City Terminal.    Our Oklahoma City terminal receives gasolines and distillates from the Magellan pipeline for delivery via our truck rack to a major oil company for redistribution to locations throughout the Oklahoma City region. Other terminals in the Oklahoma City area include the Magellan Pipeline terminal and Conoco Phillips terminal.

OUR RELATIONSHIP WITH TRANSMONTAIGNE INC.

General

        The substantial majority of our business is devoted to providing integrated terminaling and pipeline services to TransMontaigne Inc. TransMontaigne Inc. accounted for approximately 69%, 64%, 59% and 70% of our revenues for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. relies on us to provide substantially all of the integrated terminaling services it requires to support its operations along the Gulf Coast and in the Midwest. Pursuant to the terms of our terminaling services agreement with TransMontaigne Inc., we expect to continue to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future.

        TransMontaigne Inc. currently owns 38 refined product terminals, including those subject to our exclusive options to purchase, a dock facility in Baton Rouge, Louisiana, 14 tug boats and 19 barges, a hydrant system in Port Everglades, and its distribution and marketing business. TransMontaigne Inc.'s distribution and marketing operations generally consist of the distribution and marketing of refined petroleum products through contract sales, rack spot sales and bulk sales in the physical markets, and providing related value-added fuel procurement and supply chain management services. TransMontaigne Inc. has a significant interest in our partnership through its indirect ownership of a 39.4% limited partner interest and a 2% general partner interest in us. TransMontaigne Inc.'s common stock trades on the New York Stock Exchange under the symbol "TMG" and is subject to the information requirements of the Securities Exchange Act of 1934.

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

  •
  TransMontaigne Inc.'s terminal complex located in Brownsville, Texas with a current aggregate storage capacity of approximately 2.2 million barrels;

  •
  TransMontaigne Inc.'s refined product terminals located at various points along the Plantation and Colonial pipeline corridors, which extend from the Gulf Coast through the Southeast and Mid-Atlantic regions, with a current aggregate storage capacity of approximately 9.3 million barrels; and

  •
  TransMontaigne Inc.'s refined product terminals located along the Mississippi and Ohio River areas, with a current aggregate storage capacity of approximately 3.2 million barrels.

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

        The omnibus agreement also provides that, in certain circumstances, TransMontaigne Inc. offer to sell us tangible assets it acquires or constructs in the future. These circumstances are discussed in greater detail under "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement; Obligation to Offer to Sell Acquired or Constructed Assets."

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

COMPETITION

        We face competition from other terminals and pipelines that may be able to supply TransMontaigne Inc. and our other customers with refined product integrated terminaling and pipeline services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Conoco Phillips, Exxon Mobil Corporation, Amerada Hess Corporation, Magellan Midstream Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC, Murphy Oil Corporation and terminals in the Caribbean. Several of our competitors conduct portions of their operations through publicly traded partnerships with structures similar to ours, including Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., Holly Corporation and its affiliate Holly Energy Partners, L.P., Valero Energy Corporation and its affiliate Valero L.P., and Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P. In particular, our ability to compete could be harmed by factors we cannot control, including:

  •
  price competition from terminal and pipeline companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

  •
  the perception that another company can provide better service; and

  •
  the availability of alternative supply points, or supply points located closer to TransMontaigne Inc.'s customers' operations.

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

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base and we will consider constructing new refined product terminals in high-growth areas in Florida and elsewhere. During the six months ended December 31, 2005 and the year ended June 30, 2005, we placed 40,000 barrels and 355,000 barrels, respectively, of storage capacity into commercial service at our Florida terminals, and will continue to evaluate adding new tanks or bringing out-of-service tankage into commercial service in order to meet increasing demand for integrated terminaling services.

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

        We have the financial flexibility to pursue expansion and acquisition opportunities.    We have a $75.0 million credit facility that expires in May 2010, of which we have approximately $47.0 million available at December 31, 2005 for general partnership purposes, including capital expenditures and acquisitions. On January 1, 2006, we borrowed approximately $18.0 million to fund our acquisition of the Mobile terminal. In combination with our ability to issue new partnership units, we have significant resources to finance expansion projects and acquisitions.

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

  •
  Refined petroleum products are largely distributed in Florida through terminals with waterborne access, such as our terminals, because Florida has no refineries or interstate refined product pipelines.

  •
  Florida's population is one of the fastest-growing in the United States, resulting in additional potential demand for refined petroleum products.

  •
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

        Our Gulf Coast terminals also are subject to state regulations regarding our storage of refined product in aboveground storage tanks. These regulations require, among other things, registration of tanks, financial assurances and inspection and testing, consistent with the standards established by the American Petroleum Institute. We believe that we are in material compliance with these aboveground storage tank regulations.

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

  •
  requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

  •
  requiring capital expenditures to comply with environmental control requirements; and

  •
  enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

        In connection with its acquisition of five Florida terminals from an affiliate of El Paso Corporation, TransMontaigne Inc. agreed to assume responsibility for known environmental conditions at the acquired terminals. TransMontaigne Inc. currently is undertaking, or evaluating the need for, remediation of subsurface hydrocarbon contamination at the acquired Florida terminals. The total cost for remediating the contamination at these acquired terminal locations currently is estimated by TransMontaigne Inc. to be between $3.0 million and $5.6 million. TransMontaigne Inc.'s activities are being administered by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. believes that it is eligible to receive state reimbursement of the majority of the costs associated with the remediation of the acquired sites. As such, TransMontaigne Inc. believes that its share of the total liability after state reimbursement, as estimated by it, is between $0.7 million and $1.2 million. Costs incurred to remediate existing contamination at the Florida terminals historically owned by TransMontaigne Inc. have been, and are expected in the future to be, insignificant.

        Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million and has no obligation to indemnify us for aggregate losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations (see "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement; Indemnification").

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

        Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third-party consents, permits, and authorizations for the transfer of the assets necessary for us to operate our business in all material respects as described in this transition report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

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

EMPLOYEES

        TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. employs the people who provide support to TransMontaigne Inc.'s operations as well as our operations. At February 10, 2006, TransMontaigne Services Inc. had approximately 711 full-time employees of which 95 of these employees provide services directly to us. At February 10, 2006, none of TransMontaigne Services Inc.'s employees that provide services directly to us was covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

ITEM 1A. RISK FACTORS

RISKS INHERENT IN OUR BUSINESS THAT MAY AFFECT FUTURE RESULTS

        Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this transition report in connection with any investment in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the market value of our common units representing limited partnership interests could decline, and investors could lose all or a part of their investment.

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

        We expect to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future. Because of TransMontaigne Inc.'s position as a major customer of our business, events which adversely affect TransMontaigne Inc.'s creditworthiness or business operations may adversely affect our financial condition or results of operations. If TransMontaigne Inc. is unable to meet its minimum revenue commitment for any reason, then our revenues and cash flow would decline. Therefore, we are indirectly subject to the business risks of TransMontaigne Inc., many of which are similar to the business risks we face. In particular, these business risks include the following:

  •
  TransMontaigne Inc.'s inability to negotiate distribution and marketing contracts on favorable terms;

  •
  contract non-performance by TransMontaigne Inc.'s customers;

  •
  Morgan Stanley Capital Group, Inc.'s failure to perform under its product supply agreement with TransMontaigne Inc., which would adversely affect TransMontaigne Inc.'s ability to acquire supplies of gasoline and distillates and deliver them to its customers on a timely basis;

  •
  a material decline in refined petroleum product supplies, including heavy refined products not supplied by Morgan Stanley Capital Group, Inc., which could increase TransMontaigne Inc.'s terminaling, storage and throughput costs on a per-barrel basis; and

  •
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

  •
  because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, or acceptable terminaling services contracts with them or TransMontaigne Inc.;

  •
  because we are unable to raise financing for such acquisitions on economically acceptable terms; or

  •
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

  •
  fail to realize anticipated benefits, such as new customer relationships, cost-savings or cash flow enhancements;

  •
  decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

  •
  significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;

  •
  encounter difficulties operating in new geographic areas or new lines of business;

  •
  incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired, including upon exercise of our options with TransMontaigne Inc., for which we are not indemnified or for which the indemnity is inadequate;

  •
  be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;

  •
  less effectively manage our historical assets, because of the diversion of management's attention from other business concerns; or

  •
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

        TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. The exercise of any of the options will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities or governmental consents. We can offer no assurance that we will be able to successfully negotiate a purchase price or that any necessary consents will be obtained. Additionally, our management or the conflicts committee of our general partner may conclude that it does not wish to cause us to exercise these options when they become exercisable, and their decision will not be subject to unitholder approval.

        If for any reason the exercise of an option is not consummated, our ability to grow our business may be limited. In addition, if we do not acquire the assets subject to the options, TransMontaigne Inc. or another purchaser of the relevant assets may use the assets to compete with us.

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

  •
  a recession or other adverse economic condition that results in lower spending by consumers on gasolines, distillates, and travel;

  •
  an increase in the market price of crude oil that leads to higher refined product prices;

  •
  higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;

  •
  a decline in demand in the cruise ship industry, which is a significant source of revenue to TransMontaigne Inc.; and

  •
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

  •
  price competition from terminal and pipeline companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

  •
  the perception that another company can provide better service; and

  •
  the availability of alternative supply points or supply points located closer to our or TransMontaigne Inc.'s customers' operations.

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

        We rely exclusively on the revenues generated from our terminals and pipeline operations. Furthermore, all of our assets are located along the Gulf Coast or in the Midwest. Because of our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments caused by catastrophic events or weather and decreases in demand for petroleum products, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

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

  •
  explosions, fires, accidents;

  •
  extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common in Florida;

  •
  damage to pipelines, storage tanks and related equipment;

  •
  leaks or releases of petroleum products into the environment; and

  •
  acts of terrorism or vandalism.

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

  •
  impair our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes;

  •
  require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;

  •
  make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally; and

  •
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

  •
  TransMontaigne Inc., as a user of our pipeline and terminals, has an economic incentive not to cause us to seek a higher tariff or higher terminaling service fees, even if such higher rates or terminaling service fees would reflect rates that could be obtained in arm's-length, third-party transactions;

  •
  TransMontaigne Inc. may engage in competition with us under certain circumstances;

  •
  neither our partnership agreement nor any other agreement requires TransMontaigne Inc. to pursue a business strategy that favors us. TransMontaigne Inc.'s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of TransMontaigne Inc., which may be contrary to our interests;

  •
  our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne Inc., in resolving conflicts of interest;

  •
  some officers of TransMontaigne Inc. who will provide services to us also will devote significant time to the businesses of TransMontaigne Inc., and will be compensated by TransMontaigne Inc. for the services rendered to it;

  •
  our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

  •
  our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

  •
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

  •
  our general partner may use an amount, initially equal to $11.9 million, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions on the subordinated units or incentive distribution rights;

  •
  our general partner determines which out-of-pocket costs incurred by TransMontaigne Inc. are reimbursable by us;

  •
  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

  •
  our general partner intends to limit its liability regarding our contractual and other obligations;

  •
  our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

  •
  our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreement with TransMontaigne Inc.; and

  •
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the period covered by this transition report.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On February 10, 2006, there were approximately 40 unit holders of record of our common units. This number does not include unit holders whose units are held in trust by other entities. The actual number of unit holders is greater than the number of unit holders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
May 24, 2005 (initial trading day) through June 30, 2005	$21.40	$26.85
July 1, 2005 through September 30, 2005	$25.90	$29.35
September 30, 2005 through December 31, 2005	$22.10	$26.55

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth, for the periods indicated, the distribution declared per common unit:

Distribution
May 24, 2005 (initial trading day) through June 30, 2005	$0.15
July 1, 2005 through September 30, 2005	$0.40
September 30, 2005 through December 31, 2005	$0.40

        The distribution for the quarter ended June 30, 2005 reflects the pro rata portion of the minimum quarterly distribution of $0.40 per common unit for the period from the closing of the initial public offering on May 27, 2005 through June 30, 2005.

        Within approximately 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Available cash generally means all cash on hand at the end of the quarter:

  •
  less the amount of cash reserves established by our general partner to:

  •
  provide for the proper conduct of our business;

  •
  comply with applicable law, any of our debt instruments, or other agreements; or

  •
  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

  •
  plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

Distributions of Available Cash During the Subordination Period

        Common units are entitled to receive distributions from operating surplus of $0.40 per unit per quarter, or $1.60 per unit per year, before any such distributions are paid on our subordinated units. At December 31, 2005, the amounts of available cash from operating surplus needed to pay the minimum quarterly distribution for one quarter and for four quarters on the common units, the subordinated units, and the general partner units were approximately:

	One Quarter	Four Quarters
	(in thousands)
Common units and related distribution on general partner units	$1,621	$6,486
Subordinated units and related distribution on general partner units	$1,356	$5,424

Total	$2,977	$11,910

        We will make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

  •
  First, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

  •
  Second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

  •
  Third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

  •
  Thereafter, cash in excess of the minimum quarterly distributions is distributed to unitholders and the general partner based on the incentive distribution rights held by our general partner.

Distributions of Available Cash After the Subordination Period

        At December 31, 2005, there were 3,322,266 subordinated units issued and outstanding. The subordination period will generally not end until June 30, 2010. However, a portion of the subordinated units may be converted into common units at an earlier date on a one-for-one basis based on the achievement of certain financial goals as defined in our partnership agreement.

        Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash.

        We will make distributions of available cash for any quarter after the subordination period in the following manner:

  •
  First, 98% to all unitholders, pro rata, and 2% to our general partner until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

  •
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

Common Unit Repurchases for the quarter ended December 31, 2005

        There were no common unit repurchases for the quarter ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for the six months ended December 31, 2005 and each of the years in the five-year period ended June 30, 2005, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this transition report.

	Six months ended December 31, 2005(3)	Years ended June 30,
		2005	2004	2003(2)	2002(1)	2001
	(dollars in thousands)
Statement of Operations Data:
Revenues	$21,502	$36,093	$34,437	$17,175	$8,901	$7,105
Direct operating costs and expenses	(7,770)	(15,842)	(14,813)	(6,267)	(2,894)	(2,401)
Direct general and administrative expenses	(1,267)	(79)	—	—	—	—
Allocated general and administrative expenses	(1,400)	(2,800)	(3,300)	(2,500)	(1,400)	(1,400)
Allocated insurance	(148)	(333)	(318)	(239)	(200)	(200)
Depreciation and amortization	(3,193)	(6,154)	(5,903)	(3,588)	(1,728)	(1,749)
Gain on disposition of assets, net	—	—	6	—	—	—

Operating income	7,724	10,885	10,109	4,581	2,679	1,355
Other income (expense):
Interest income	4	—	6	—	—	—
Interest expense	(969)	(167)	—	—	—	—
Amortization of deferred debt issuance costs	(92)	(15)	—	—	—	—
Minority interest share in earnings of Razorback Pipeline	—	—	—	—	(525)	(538)

Net earnings	$6,667	$10,703	$10,115	$4,581	$2,154	$817

Other Financial Data:
Net cash provided by operating activities	$7,833	$18,517	$16,532	$8,469	$4,545	$3,249
Net cash (used) by investing activities	$(3,042)	$(3,686)	$(3,256)	$(95,949)	$(7,115)	$(318)
Net cash provided (used) by financing activities	$(4,334)	$(14,592)	$(13,292)	$87,448	$2,592	$(2,951)
		June 30,
	December 31, 2005(3)
		2005	2004	2003(2)	2002(1)	2001
	(dollars in thousands)
Balance Sheet Data:
Property, plant and equipment, net	$116,778	$116,044	$118,012	$120,153	$29,985	$24,603
Total assets	$121,101	$119,336	$120,886	$123,806	$30,286	$24,874
Long-term debt	$28,000	$28,307	$—	$—	$—	$—
Equity	$90,388	$87,425	$118,657	$121,834	$29,805	$24,534

(1)
Effective June 30, 2002, TransMontaigne Inc. acquired the remaining 40% interest that it did not own in the Razorback Pipeline system.

(2)
The consolidated financial statements include the results of operations of the Coastal Fuels assets from the closing date of their acquisition by TransMontaigne Inc. (February 28, 2003). See Note 3 of Notes to consolidated financial statements.

(3)
Effective October 31, 2005, we acquired the Oklahoma City terminal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this transition report.

OVERVIEW

        We are a refined petroleum products terminaling and pipeline company formed by TransMontaigne Inc. At December 31, 2005 our operations are composed of:

  •
  seven refined product terminals located in Florida, with an aggregate storage capacity of approximately 5.8 million barrels, that provide integrated terminaling services to TransMontaigne Inc., other distribution and marketing companies and the United States government;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for TransMontaigne Inc. from Mt. Vernon, Missouri to Rogers, Arkansas; and

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate storage capacity of approximately 390,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to TransMontaigne Inc.

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate storage capacity of approximately 160,000 barrels, that provides integrated terminaling services to a major oil company.

        We conduct our operations in the United States, primarily in Florida and the Midwest, and provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined products and crude oil, including TransMontaigne Inc. We handle light refined products (such as gasolines, distillates (including heating oil) and jet fuels); heavy refined products (such as residual fuel oils and asphalt); and crude oil.

        The substantial majority of our business is devoted to providing terminaling and pipeline services to TransMontaigne Inc. TransMontaigne Inc. accounted for approximately 69%, 64%, 59% and 70% of our revenues for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. currently relies on us to provide substantially all the integrated terminaling services it requires to support its operations along the Gulf Coast and in the Midwest. Pursuant to the terms of a terminaling services agreement we executed on May 27, 2005 with TransMontaigne Inc., we expect to continue to derive a substantial majority of our revenues from TransMontaigne Inc. for the foreseeable future. TransMontaigne Inc. has a significant interest in our partnership through its indirect ownership of a 39.4% limited partner interest and a 2% general partner interest in us.

        We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipeline is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipeline. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline in the Midwest peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for gasoline in Florida typically peaks in the winter season due to the influx of visitors to the state. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipeline is not material.

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED DECEMBER 31, 2005 AND THE YEAR ENDED JUNE 30, 2005

        Effective October 31, 2005, we acquired a refined product terminal in Oklahoma City, Oklahoma with aggregate storage capacity of approximately 160,000 barrels for approximately $1.9 million.

        On October 24, 2005, Hurricane Wilma struck Florida. We currently are not aware of any significant long-term damage to our facilities as a result of Hurricane Wilma.

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

        In April 2005, we entered into a new two-year terminaling services agreement with a marketer of residual fuel oil that is expected to generate approximately $1.3 million in annual revenues.

SUBSEQUENT EVENTS

        On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon Petroleum Company LLC regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement with Gulf Atlantic Operations LLC for the utilization of this asphalt storage capacity has been amended to allow for cancellations coinciding with the effective dates within the terminaling services agreement with Marathon. Effective May 1, 2006, our terminaling services agreement with Gulf Atlantic will expire. The change from Gulf Atlantic to Marathon is not expected to have a material impact on our results of operations or cash flows.

        On January 19, 2006, we announced the declaration of a cash distribution of $0.40 per unit payable on February 9, 2006 to unitholders of record on January 31, 2006. That distribution represents our minimum quarterly cash distribution for the period from October 1, 2005 through December 31, 2005.

        Effective January 1, 2006, we acquired from an indirect wholly-owned subsidiary of TransMontaigne Inc. one refined product terminal in Mobile, Alabama, with aggregate storage capacity of approximately 230,000 barrels, for approximately $18.0 million.

NATURE OF REVENUES AND EXPENSES

        We derive revenues from our refined product terminals by charging fees for providing integrated terminaling and related services. We generate revenues from the Razorback Pipeline by charging a tariff for transporting refined products. The fees we charge, our other sources of revenue and our direct operating costs and expenses are described below.

        Throughput and Additive Injection Fees, Net.    We earn throughput fees for each barrel of product that is distributed at our terminals by our customers. Terminal throughput fees are based on the volume of product distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

        Terminaling Storage Fees.    We provide storage capacity at our terminals to third parties, and prior to May 27, 2005, TransMontaigne Inc. Terminaling storage fees generally are based on a per barrel of storage capacity per month rate and vary with the duration of the agreement and the type of product.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The tariff on the Razorback Pipeline is regulated by the Federal Energy Regulatory Commission.

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

        Direct General and Administrative Expenses.    The direct general and administrative expenses of our operations include costs related to operating as a separate public entity, such as accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation.

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

        Allowance for Doubtful Accounts.    At December 31, 2005, our allowance for doubtful accounts was $nil. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future.

        Accrued Environmental Obligations.    At December 31, 2005, we have an accrued liability of $625,000 as our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. The accrued environmental obligations represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

RESULTS OF OPERATIONS—SIX MONTHS ENDED DECEMBER 31, 2005 AND YEARS ENDED JUNE 30, 2005, 2004 AND 2003

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

  •
  third parties who utilized our Florida terminals; and

  •
  TransMontaigne Inc. for use of our Razorback Pipeline system and Florida terminals.

        In addition, the historical results of operations reflect the impact of the following acquisitions:

  •
  the purchase of the Oklahoma City terminal, completed in October 2005;

  •
  the purchase of five of the Florida terminals contributed to us with aggregate storage capacity of approximately 4.8 million barrels, completed in February 2003; and

  •
  the purchase of the remaining 40% interest in the Razorback Pipeline, completed in June 2002.

        We reported net earnings of approximately $6.7 million for the six months ended December 31, 2005, compared to net earnings of approximately $10.7 million for the year ended June 30, 2005, approximately $10.1 million for the year ended June 30, 2004, and approximately $4.6 million for the year ended June 30, 2003. Selected results of operations data for each of the quarters in the six months ended December 31, 2005 and the three-year period ended June 30, 2005, are summarized below (in thousands):

	Three months ended
			Six months ended December 31, 2005
	September 30, 2005	December 31, 2005
Revenues	$10,400	$11,102	$21,502
Direct operating costs and expenses	(3,836)	(3,934)	(7,770)
Direct general and administrative expenses	(595)	(672)	(1,267)
Allocated general and administrative expenses	(700)	(700)	(1,400)
Allocated insurance expense	(67)	(81)	(148)
Depreciation and amortization	(1,567)	(1,626)	(3,193)

Operating income	3,635	4,089	7,724
Other income (expense), net	(509)	(548)	(1,057)

Net earnings	$3,126	$3,541	$6,667

	Three months ended
					Year ended June 30, 2005
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Revenues	$8,392	$8,300	$9,714	$9,687	$36,093
Direct operating costs and expenses	(4,086)	(3,987)	(4,059)	(3,710)	(15,842)
Direct general and administrative expenses	—	—	—	(79)	(79)
Allocated general and administrative expenses	(700)	(700)	(700)	(700)	(2,800)
Allocated insurance expense	(84)	(83)	(83)	(83)	(333)
Depreciation and amortization	(1,537)	(1,507)	(1,509)	(1,601)	(6,154)

Operating income	1,985	2,023	3,363	3,514	10,885
Other income (expense), net	—	—	—	(182)	(182)

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

	Three months ended
					Year ended June 30, 2004
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Revenues	$8,812	$8,020	$8,797	$8,808	$34,437
Direct operating costs and expenses	(3,937)	(3,079)	(3,874)	(3,923)	(14,813)
Allocated general and administrative expenses	(825)	(825)	(825)	(825)	(3,300)
Allocated insurance expense	(80)	(80)	(79)	(79)	(318)
Depreciation and amortization	(1,287)	(1,537)	(1,522)	(1,557)	(5,903)
Gain on disposition of assets, net	—	6	—	—	6

Operating income	2,683	2,505	2,497	2,424	10,109
Other income (expense), net	—	—	6	—	6

Net earnings	$2,683	$2,505	$2,503	$2,424	$10,115

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Revenues	$2,069	$2,370	$4,490	$8,246	$17,175
Direct operating costs and expenses	(581)	(540)	(1,522)	(3,624)	(6,267)
Allocated general and administrative expenses	(625)	(625)	(625)	(625)	(2,500)
Allocated insurance expense	(60)	(60)	(60)	(59)	(239)
Depreciation and amortization	(577)	(519)	(490)	(2,002)	(3,588)

Operating income	226	626	1,793	1,936	4,581
Other income (expense), net	—	—	—	—	—

Net earnings	$226	$626	$1,793	$1,936	$4,581

        The revenue for the six months ended December 31, 2005 was approximately $21.5 million, compared to approximately $16.7 million for the six months ended December 31, 2004. The increase of approximately $4.8 million in revenue for 2005 as compared to 2004 was due principally to an increase in revenue of approximately $3.8 million at the Florida facilities and approximately $1.0 million at the Midwest terminals and pipeline system.

        The revenue for the year ended June 30, 2005 was approximately $36.1 million, compared to approximately $34.4 million for the year ended June 30, 2004, and $17.2 million for the year ended June 30, 2003. The increase of approximately $1.7 million in revenue for 2005 as compared to 2004 was due principally to an increase in revenue of approximately $1.3 million at the Florida facilities and approximately $0.4 million at the Midwest terminals and pipeline system. The increase of approximately $17.2 million in revenue for 2004 as compared to 2003 was due principally to the increase in revenue generated by the assets acquired from an affiliate of El Paso Corporation, which we refer to as the Coastal Fuels assets, of approximately $16.0 million. The results of operations of the Coastal Fuels assets, principally five of the Florida terminals, are included from the closing date of the acquisition by TransMontaigne Inc. (February 28, 2003). For the years ended June 30, 2005, 2004 and 2003, the Coastal Fuels assets generated revenues of approximately $25.9 million, $23.8 million and $7.8 million, respectively.

        Our revenue is as follows (in thousands):

	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
			2005	2004	2003
Throughput and additive injection fees, net	$10,638	$5,374	$11,893	$10,617	$7,360
Terminaling storage fees	5,827	9,015	18,106	17,711	6,135

	16,465	14,389	29,999	28,328	13,495
Pipeline transportation fees	1,226	1,098	2,242	2,141	2,032
Reimbursed costs	78	64	129	108	132
Other	3,733	1,141	3,723	3,860	1,516

Revenue	$21,502	$16,692	$36,093	$34,437	$17,175

        Throughput and Additive Injection Fees, Net.    Terminal throughput and additive injection fees, net were approximately $10.6 million for the six months ended December 31, 2005 and approximately $5.4 million for the six months ended December 31, 2004. The increase of approximately $5.2 million in throughput fees for 2005 as compared to 2004 was due principally to increases of approximately $4.9 million at the Florida facilities and approximately $0.3 million at the Midwest terminals and pipeline system. For the six months ended December 31, 2005, we delivered approximately 101,400 barrels per day of light oil throughput volumes at our terminals. The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil marketing volumes were approximately $3.9 million for the six months ended December 31, 2005. For the six months ended December 31, 2005, we delivered approximately 35,000 barrels per day of heavy oil volumes at our terminals. Included in the terminal throughput fees for the six months ended December 31, 2005, are fees charged to TransMontaigne Inc. of approximately $10.4 million.

        Terminal throughput and additive injection fees, net were approximately $11.9 million, $10.6 million and $7.4 million for the years ended June 30, 2005, 2004 and 2003, respectively. The increase of approximately $1.3 million in throughput fees for 2005 as compared to 2004 was due principally to increases of approximately $0.9 million at the Florida facilities and approximately $0.4 million at the Midwest terminals and pipeline system. The increase of approximately $3.2 million in throughput fees for 2004 as compared to 2003 was due principally to increases of approximately $2.4 million as a result of the acquisition of the Coastal Fuels assets, and approximately $0.8 million at our historical Florida facilities. For the years ended June 30, 2005, 2004 and 2003, we delivered approximately 92,100 barrels, 98,400 barrels and 69,000 barrels per day of light oil throughput volumes, respectively, at our terminals.

        The throughput fees charged on heavy oil marketing volumes were approximately $0.8 million for the one month ended June 30, 2005. For the years ended June 30, 2005 and 2004, we delivered approximately 35,900 barrels and 34,600 barrels per day, respectively, of heavy oil volumes at our terminals. Included in the terminal throughput fees for the years ended June 30, 2005, 2004 and 2003, are fees charged to TransMontaigne Inc. of approximately $11.8 million, $10.5 million and $7.2 million, respectively.

        Terminaling Storage Fees.    Terminaling storage fees were approximately $5.8 million for the six months ended December 31, 2005 and approximately $9.0 million for the six months ended December 31, 2004. The decrease of approximately $3.2 million in terminaling storage fees for 2005 as compared to 2004 was due principally to the conversion of the fees charged on heavy oil volumes from a storage agreement to a throughput agreement offset by an annual increase in storage fees charged to our customers at the Florida facilities and the execution in April 2005 of a new two-year terminaling services agreement with a marketer of residual fuel oil.

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

        Pipeline Transportation Fees.    Pipeline transportation fees were approximately $1.2 million for the six months ended December 31, 2005 and approximately $1.1 million for the six months ended December 31, 2004. For the six months ended December 31, 2005, we averaged approximately 13,300 barrels per day of transported product on the Razorback Pipeline. Included in pipeline transportation fees for the six months ended December 31, 2005, are fees charged to TransMontaigne Inc. of approximately $1.2 million.

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

        Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. Cost reimbursements were approximately $78,000 for the six months ended December 31, 2005 and approximately $64,000 for the six months ended December 31, 2004. For the years ended June 30, 2005, 2004 and 2003, cost reimbursements were approximately $129,000, $108,000, and $132,000, respectively.

        Other Revenue.    Other revenue was approximately $3.7 million for the six months ended December 31, 2005 and approximately $1.1 million for the six months ended December 31, 2004. Included in other revenue are product gains of approximately $3.3 million and $0.1 million for the six months ended December 31, 2005 and December 31, 2004, respectively. The increase of approximately $2.6 million in other revenue for 2005 as compared to 2004 was due principally to an increase of approximately $2.0 million at the Florida facilities and approximately $0.6 million at the Midwest terminals and pipeline system. Included in other revenue for the six months ended December 31, 2005, are fees charged to TransMontaigne Inc. of approximately $2.8 million.

        For the years ended June 30, 2005, 2004 and 2003, other revenue was approximately $3.7 million, $3.9 million and $1.5 million, respectively. The decrease of approximately $0.2 million in other revenue for 2005 as compared to 2004 was due principally to a decrease of approximately $0.1 million at the Florida facilities and approximately $0.1 million at the Midwest terminals and pipeline system. The increase of approximately $2.4 million in other revenue for 2004 as compared to 2003 was due principally to an increase of approximately $2.1 million from our acquisition of the Coastal Fuels assets and an increase of approximately $0.3 million at our Midwest terminals and pipeline system. Included in other revenue for the years ended June 30, 2005, 2004 and 2003 are fees charged to TransMontaigne Inc. of approximately $0.7 million, $0.3 million and $0.3 million, respectively.

        Costs and Expenses.    Direct operating costs and expenses were approximately $7.8 million for the six months ended December 31, 2005 and approximately $8.1 million for the six months ended December 31, 2004. The decrease of approximately $0.3 million in direct operating costs and expenses for 2005 as compared to 2004 was due principally to decreases at the Florida facilities.

        For the years ended June 30, 2005, 2004 and 2003, the direct operating costs and expenses of our operations were approximately $15.8 million, $14.8 million and $6.3 million, respectively. The increase of approximately $1.0 million in direct operating costs and expenses for 2005 as compared to 2004 was due principally to increases at the Florida facilities. The increase of approximately $8.5 million in direct operating costs and expenses for 2004 as compared to 2003 was due principally to the addition of the Coastal Fuels assets, which resulted in approximately $7.7 million of additional direct operating costs and expenses, an increase of approximately $0.4 million at our historical Florida terminals, and an increase of approximately $0.4 million at our Midwest terminals and pipeline system. The direct operating costs and expenses of our operations are as follows (in thousands):

	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
			2005	2004	2003
Wages and employee benefits	$2,560	$2,532	$4,975	$4,442	$2,037
Utilities and communication charges	684	631	1,207	1,735	856
Repairs and maintenance	1,860	2,662	4,713	3,725	1,011
Allocated property and casualty insurance costs	352	333	667	582	261
Office, rentals and property taxes	1,108	1,042	2,138	1,972	913
Vehicles and fuel costs	793	494	1,102	821	147
Environmental compliance costs	317	225	489	624	331
Other	96	154	551	912	711

Direct operating costs and expenses	$7,770	$8,073	$15,842	$14,813	$6,267

        Direct general and administrative expenses for the six months ended December 31, 2005, were approximately $1.3 million, compared to approximately $nil for the six months ended December 31, 2004. For the years ended June 30, 2005, 2004 and 2003, the direct general and administrative expenses were approximately $79,000, $nil and $nil, respectively. Direct general and administrative expenses are as follows (in thousands):

	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
			2005	2004	2003
Accounting expenses	$478	$—	$—	$—	$—
Legal expenses	296	—	—	—	—
Independent director fees	60	—	10	—	—
Amortization of deferred equity-based compensation	323	—	48	—	—
Compensation expense on distributions paid to holders of restricted common units	66	—	—	—	—
Other	44	—	21	—	—

Direct general and administrative expenses	$1,267	$—	$79	$—	$—

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $1.4 million for the six months ended December 31, 2005 and approximately $1.4 million for the six months ended December 31, 2004. The allocated general and administrative expenses were approximately $2.8 million, $3.3 million and $2.5 million for the years ended June 30, 2005, 2004 and 2003, respectively.

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

	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
			2005	2004	2003
Direct operating costs and expenses	$352	$333	$667	$582	$261
General and administrative costs	148	167	333	318	239

Total allocated insurance costs	$500	$500	$1,000	$900	$500

        Depreciation and amortization expense was approximately $3.2 million for the six months ended December 31, 2005 and approximately $3.0 million for the six months ended December 31, 2004. Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003, was $6.2 million, $5.9 million and $3.6 million, respectively. The increase in depreciation and amortization expense for 2005 as compared to 2004 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment. The increase of approximately $2.3 million in depreciation and amortization expense for 2004 as compared to 2003 was due principally to depreciation and amortization expense on the Coastal Fuels assets and current year additions to property, plant, and equipment.

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

        Capital expenditures for the six months ended December 31, 2005 and the year ended June 30, 2005, were approximately $1.2 million and $3.7 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital expenditures for the year ending December 31, 2006, are estimated to be less than $7.0 million, which includes less than $2.0 million of capital expenditures to maintain our existing facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of

(i) $75 million and (ii) four times Consolidated EBITDA (as defined; $78.4 million at December 31, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions meeting the definition of "permitted acquisitions" which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, May 9, 2010.

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

	Three Months Ended				Twelve Months Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$3,663	$4,341	$5,371	$6,216	$19,591
Consolidated funded indebtedness					$28,000
Total leverage ratio					1.43x
Consolidated EBITDA for the interest coverage ratio, as stipulated in the credit facility	$3,663	$4,341	$5,371	$5,873	$19,248
Consolidated interest expense, as stipulated in the credit facility	$392	$409	$464	$505	$1,770
Interest coverage ratio					10.87x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio			$5,371	$6,216
Less pro forma adjustments related to acquisition of Oklahoma City terminal			—	(343)

Consolidated EBITDA for interest coverage ratio			5,371	5,873
Consolidated interest expense			(464)	(505)
Change in operating assets and liabilities			(5,399)	2,957

Cash flows provided by (used in) operating activities			$(492)	$8,325

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2005, are as follows (in thousands):

	Years ending December 31,
	2006	2007	2008	2009	2010	Thereafter
Additions to property, plant and equipment under contract	$2,263	$—	$—	$—	$—	$—
Operating leases—property and equipment	142	134	118	113	110	1,133
Long-term debt	—	—	—	—	28,000	—
Interest expense on debt(1)	1,680	1,680	1,680	1,680	560	—

Total contractual obligations to be settled in cash	$4,085	$1,814	$1,798	$1,793	$28,670	$1,133

(1)
Assumes that our outstanding long-term debt at December 31, 2005 remains outstanding until its maturity date and we incur interest expense at 6.0%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bears interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At December 31, 2005, we had outstanding borrowings of $28.0 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2005, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $280,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this transition report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2005, and June 30, 2005 and 2004, and the related consolidated statements of operations, partners' equity, and cash flows for the six months ended December 31, 2005 and for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule (Exhibit 99.1). These consolidated financial statements and financial statement schedule are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2005, and June 30, 2005 and 2004, and the results of their operations and their cash flows for the six months ended December 31, 2005 and for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Denver, Colorado
March 1, 2006

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2005	June 30, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$698	$241	$2
Trade accounts receivable, net	922	492	782
Due from TransMontaigne Inc.	464	14	—
Other current assets	338	302	248

	2,422	1,049	1,032
Property, plant and equipment, net	116,778	116,044	118,012
Other assets, net	1,901	2,243	1,842

	$121,101	$119,336	$120,886

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$1,711	$2,180	$946
Accrued liabilities	1,002	1,424	1,283

Total current liabilities	2,713	3,604	2,229
Long-term debt	28,000	28,307	—

Total liabilities	30,713	31,911	2,229

Partners' equity:
Predecessor equity	—	—	118,657
Common unitholders (3,972,500 units issued and outstanding at December 31, 2005 and June 30, 2005, respectively)	75,474	76,255	—
Subordinated unitholders (3,322,266 units issued and outstanding at December 31, 2005 and June 30, 2005, respectively)	14,581	13,433	—
General partner interest (2% interest with 148,873 equivalent units outstanding at December 31, 2005 and June 30, 2005, respectively)	333	281
Deferred equity-based compensation	—	(2,544)	—

Total partners' equity	90,388	87,425	118,657

	$121,101	$119,336	$120,886

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004	Year ended June 30, 2003
		(unaudited)
Revenue	$21,502	$16,692	$36,093	$34,437	$17,175
Costs and expenses:
Direct operating costs and expenses	(7,770)	(8,073)	(15,842)	(14,813)	(6,267)
Direct general and administrative expenses	(1,267)	—	(79)	—	—
Allocated general and administrative expenses	(1,400)	(1,400)	(2,800)	(3,300)	(2,500)
Allocated insurance expense	(148)	(167)	(333)	(318)	(239)
Depreciation and amortization	(3,193)	(3,044)	(6,154)	(5,903)	(3,588)
Gain on disposition of assets, net	—	—	—	6	—

Operating income	7,724	4,008	10,885	10,109	4,581

Other income (expense):
Interest income	4	—	—	6	—
Interest expense	(969)	—	(167)	—	—
Amortization of deferred financing costs	(92)	—	(15)	—	—

Total other income (expense)	(1,057)	—	(182)	6	—

Net earnings	6,667	4,008	10,703	10,115	4,581
Less:
Net earnings attributable to predecessor	—	4,008	9,730	10,115	4,581
General partner interest in net earnings	133	—	19	—	—

Net earnings allocable to limited partners	$6,534	$—	$954	$—	$—

Net earnings per limited partners' unit—basic and diluted	$0.90	$—	$0.13	$—	$—

Weighted average limited partners' units outstanding—basic and diluted	7,295	—	7,295	—	—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

(Dollars in thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance July 1, 2002	$29,805	$—	$—	$—	$—	$29,805
Net earnings	4,581	—	—	—	—	4,581
Contributions and advances, net	87,448	—	—	—	—	87,448

Balance June 30, 2003	121,834	—	—	—	—	121,834
Net earnings	10,115	—	—	—	—	10,115
Distributions and repayments, net	(13,292)	—	—	—	—	(13,292)

Balance June 30, 2004	118,657	—	—	—	—	118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters' discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973

Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Net earnings from July 1, 2005 through December 31, 2005	—	3,559	2,975	133	—	6,667

Balance December 31, 2005	$—	$75,474	$14,581	$333	$—	$90,388

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004	Year ended June 30, 2003
		(unaudited)
Cash flows from operating activities:
Net earnings	$6,667	$4,008	$10,703	$10,115	$4,581
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	3,193	3,044	6,154	5,903	3,588
Amortization of deferred equity-based compensation	323	—	48	—	—
Amortization of deferred financing costs	92	—	15	—	—
Gain on disposition of assets, net	—	—	—	(6)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(430)	376	290	177	(840)
Net due from TransMontaigne Inc.	(450)	—	(14)	—	—
Other current assets	(36)	(156)	(54)	86	(211)
Trade accounts payable	(469)	736	1,234	(400)	1,083
Accrued liabilities	(1,057)	(738)	141	657	268

Net cash provided by operating activities	7,833	7,270	18,517	16,532	8,469

Cash flows from investing activities:
Acquisition of terminal facilities	(1,858)	—	—	—	(95,366)
Additions to property, plant and equipment—expansion of facilities	(722)	(880)	(2,332)	(1,327)	(211)
Additions to property, plant and equipment—maintain existing facilities	(462)	(502)	(1,354)	(1,955)	(372)
Proceeds from sale of assets	—	—	—	26	—

Net cash (used) by investing activities	(3,042)	(1,382)	(3,686)	(3,256)	(95,949)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	72,932	—	—
Net proceeds from issuance of subordinated units	—	—	7,945	—	—
Net (payments) borrowings under credit facility	(307)	—	28,307	—	—
Distributions paid to unitholders	(4,027)	—	—	—	—
Deferred financing costs	—	—	(916)	—	—
Net contributions and advances by (distributions and repayments to) TransMontaigne Inc.	—	(5,888)	(122,860)	(13,292)	87,448

Net cash provided (used) by financing activities	(4,334)	(5,888)	(14,592)	(13,292)	87,448

Increase (decrease) in cash and cash equivalents	457	—	239	(16)	(32)
Cash and cash equivalents at beginning of period	241	2	2	18	50

Cash and cash equivalents at end of period	$698	$2	$241	$2	$18

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$969	$—	$167	$—	$—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

Six months ended December 31, 2005 and Years ended June 30, 2005, 2004 and 2003

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and pipeline assets. We conduct our operations in the United States primarily in Florida and in the Midwest. We provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc.

(b)   Change in year end

        We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

(c)   Basis of presentation and use of estimates

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were $1.4 million for the six months ended December 31, 2005 and $2.8 million, $3.3 million and $2.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers' liability, and other insurable risks. The allocated insurance charges were $0.5 million for the six months ended December 31, 2005 and $1.0 million, $0.9 million and $0.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations.

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

(e)   Cash and cash equivalents

        We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(f)    Property, plant and equipment

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

(g)   Environmental obligations

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

        At December 31, 2005, June 30, 2005 and June 30, 2004, we have accrued environmental obligations of approximately $625,000, $nil and $nil, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). The accrued environmental obligations at December 31, 2005 represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially-contributed assets and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(h)   Equity-based compensation plan

        For periods ending prior to July 1, 2005, we accounted for our equity-based compensation awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.

        Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. The adoption of this Statement did not have an impact on our consolidated financial statements, except for the elimination of deferred equity-based compensation from partners' equity.

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

        Compensation cost is recognized over the service period on a straight-line basis.

(i)    Income taxes

        No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unit holders of the partnership.

(j)    Net earnings per limited partners' unit

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

(k)   Adoption of new accounting pronouncements

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

(l)    Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

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

        Pursuant to the omnibus agreement, TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. The option with respect to the Brownsville, Texas complex, with a current aggregate storage capacity of approximately 2.2 million barrels, will be exercisable for one year beginning in January 2006. The option with respect to the terminals along the Plantation and Colonial pipeline corridors, with a current aggregate storage capacity of approximately 9.3 million barrels, will be exercisable for one year beginning in December 2007. The option with respect to the terminals along the Mississippi and Ohio River areas, with a current aggregate storage capacity of approximately 3.2 million barrels, will be exercisable for one year beginning in December 2008. The exercise of any of the options will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s equity or debt securities or governmental consents. The exercise price would be determined according to a process in which, within 45 days of our notification that we wish to exercise the option, TransMontaigne Inc. would propose to our general partner the terms on which it would be willing to sell the asset, including the terms of a terminaling services agreement. Within 45 days after TransMontaigne Inc.'s delivery of its proposed terms, we would propose a cash purchase price for the assets. If we cannot agree on a purchase price after negotiating in good faith for 60 days, TransMontaigne Inc. would have the right to seek an alternative purchaser willing to pay at least 105% of the purchase price we proposed; if an alternative transaction on such terms has not been consummated within six months, we would have the right to purchase the assets at the price we originally proposed. If we do not exercise this right, TransMontaigne Inc. would be free to retain or sell the assets without restriction.

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

(3)   ACQUISITIONS

        Effective October 31, 2005, we purchased a refined product terminal with approximately 160,000 barrels of aggregate storage capacity in Oklahoma City, Oklahoma from Magellan Pipeline Company, L.P. for approximately $1.9 million. The Oklahoma City terminal currently provides integrated terminaling services to a major oil company. The accompanying consolidated financial statements include the results of operations of the Oklahoma City terminal from October 31, 2005.

        The adjusted purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The adjusted purchase price was allocated as follows (in thousands):

Oklahoma City terminal
Property, plant and equipment	$2,493
Acquisition related liabilities	(635)

Cash paid	$1,858

        Acquisition-related liabilities include assumed environmental obligations of approximately $625,000 and accrued property taxes of approximately $10,000.

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

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located in Florida and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, we increased the allowance for doubtful accounts through a charge to income of approximately $nil, $50,000, $0.1 million and $nil, respectively.

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2005	June 30, 2005	June 30, 2004
Trade accounts receivable	$922	$492	$882
Less allowance for doubtful accounts	—	—	(100)

	$922	$492	$782

        TransMontaigne Inc. accounted for approximately 69%, 64%, 59% and 70% of our total revenues for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, respectively. Trigeant EP, Ltd. and its successors accounted for 17%, 24%, 24% and nil% of our total revenues for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, respectively. In April 2005, Trigeant EP, Ltd. assigned its terminaling services contract with us to Gulf Atlantic Operations LLC.

(5)   OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2005	June 30, 2005	June 30, 2004
Additive detergent	$307	$290	$227
Deposits and other assets	31	12	21

	$338	$302	$248

(6)   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2005	June 30, 2005	June 30, 2004
Land	$25,303	$25,024	$25,024
Terminals, pipelines and equipment	121,457	117,593	113,715
Furniture, fixtures and equipment	480	468	317
Construction in progress	263	741	1,085

	147,503	143,826	140,141
Less accumulated depreciation	(30,725)	(27,782)	(22,129)

	$116,778	$116,044	$118,012

(7)   OTHER ASSETS

        Other assets are as follows (in thousands):

	December 31, 2005	June 30, 2005	June 30, 2004
Acquired intangible, net of accumulated amortization of $1,417, $1,167 and $667	$1,083	$1,333	$1,833
Deferred debt issuance costs, net of accumulated amortization of $107, $15 and $nil	809	901	—
Deposits and other assets	9	9	9

	$1,901	$2,243	$1,842

        Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

        Deferred debt issuance costs are amortized using the interest method over the term of the credit facility (see Note 9 of Notes to consolidated financial statements).

(8)   ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2005	June 30, 2005	June 30, 2004
Accrued property taxes	$58	$785	$699
Accrued environmental obligations	625	—	—
Customer advances and deposits	233	633	31
Accrued expenses and other	86	6	553

	$1,002	$1,424	$1,283

        The accrued environmental obligations represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements).

(9)   LONG-TERM DEBT

        On May 9, 2005, we entered into a $75 million senior secured credit facility. At December 31, 2005 and June 30, 2005, our outstanding borrowings under the credit facility were approximately $28.0 million and $28.3 million, respectively. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $78.4 million at December 31, 2005). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. The weighted average interest rate on borrowings under our credit facility was 5.8% and 5.0% during the six months ended December 31, 2005 and year ended June 30, 2005, respectively. In addition, we pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

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

(10) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. ("TransMontaigne GP") is our general partner and manages our operations and activities. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. The plan is administered by the compensation committee of the board of directors of our general partner.

        On May 27, 2005, TransMontaigne Services Inc. granted 120,000 restricted common units to its key employees and executive officers, and non-employee directors of our general partner. Ownership in these units is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. We recognized deferred equity-based compensation of approximately $2.6 million, which is being amortized over the four-year vesting period.

        Amortization of deferred equity-based compensation of approximately $323,000 and $48,000 is included in direct general and administrative expenses for the six months ended December 31, 2005 and year ended June 30, 2005, respectively.

(11) COMMITMENTS AND CONTINGENCIES

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At December 31, 2005, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2006	$142
2007	134
2008	118
2009	113
2010	110
Thereafter	1,133

$1,750

        Rental expense under operating leases was approximately $110, $225, $223, and $91 for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, respectively.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2005, June 30, 2005 and June 30, 2004.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Debt.    The carrying value of the senior secured credit facility approximates fair value since borrowings under the senior secured credit facility bear interest at current market interest rates.

(13) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, pipeline and related services to companies engaged in the distribution and marketing of refined petroleum products and crude oil. Our chief operating decision maker is TransMontaigne Inc.'s chief executive officer ("CEO"). TransMontaigne Inc.'s CEO reviews the financial performance of our business segments using disaggregated financial information about "net operating margins" for purposes of making operating decisions and assessing financial performance. "Net operating margins" is composed of revenues less direct operating costs and expenses. Accordingly, we present "net operating margins" for each of our two business segments: (i) Florida terminals and (ii) Midwest terminals and pipeline system.

        The financial performance of our business segments is as follows (in thousands):

	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004	Year ended June 30, 2003
		(unaudited)
Florida Terminals:
Throughput and additive injection fees, net	$9,441	$4,497	$10,077	$9,186	$6,002
Storage	5,827	9,015	18,106	17,711	6,135

	15,268	13,512	28,183	26,897	12,137
Other	3,099	1,071	3,417	3,410	1,347

Revenues	18,367	14,583	31,600	30,307	13,484
Direct operating costs and expenses	(6,972)	(7,368)	(14,633)	(13,580)	(5,416)

Net margins	11,395	7,215	16,967	16,727	8,068

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	1,197	877	1,816	1,431	1,358
Pipeline transportation fees	1,226	1,098	2,242	2,141	2,032
Other	712	134	435	558	301

Revenues	3,135	2,109	4,493	4,130	3,691
Direct operating costs and expenses	(798)	(705)	(1,209)	(1,233)	(851)

Net margins	2,337	1,404	3,284	2,897	2,840

Total net margins	13,732	8,619	20,251	19,624	10,908
Direct general and administrative expenses	(1,267)	—	(79)	—	—
Allocated general and administrative expenses	(1,400)	(1,400)	(2,800)	(3,300)	(2,500)
Allocated insurance expense	(148)	(167)	(333)	(318)	(239)
Depreciation and amortization	(3,193)	(3,044)	(6,154)	(5,903)	(3,588)
Gain on disposition of assets, net	—	—	—	6	—

Operating income	7,724	4,008	10,885	10,109	4,581
Other income (expense), net	(1,057)	—	(182)	6	—

Net earnings	$6,667	$4,008	$10,703	$10,115	$4,581

        Supplemental information about our business segments is summarized below (in thousands):

	Six months ended December 31, 2005
	Florida Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$6,371	$195	$6,566
Revenues from TransMontaigne Inc.	11,996	2,940	14,936

Revenues	$18,367	$3,135	$21,502

Identifiable assets	$109,195	$11,906	$121,101

Capital expenditures	$1,143	$2,534	$3,677

	Year ended June 30, 2005
	Florida Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$13,037	$—	$13,037
Revenues from TransMontaigne Inc.	18,563	4,493	23,056

Revenues	$31,600	$4,493	$36,093

Identifiable assets	$109,550	$9,786	$119,336

Capital expenditures	$3,686	$—	$3,686

	Year ended June 30, 2004
	Florida Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$14,259	$—	$14,259
Revenues from TransMontaigne Inc.	16,048	4,130	20,178

Revenues	$30,307	$4,130	$34,437

Identifiable assets	$110,227	$10,659	$120,886

Capital expenditures	$3,175	$107	$3,282

	Year ended June 30, 2003
	Florida Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$5,183	$—	$5,183
Revenues from TransMontaigne Inc.	8,301	3,691	11,992

Revenues	$13,484	$3,691	$17,175

Identifiable assets	$112,185	$11,621	$123,806

Capital expenditures	$95,989	$100	$96,089

(14) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(in thousands)

	Three months ended
	September 30, 2005	December 31, 2005	Six months ended December 31, 2005
Revenues	$10,400	$11,102	$21,502

Net operating margins	$6,564	$7,168	$13,732

Net earnings	$3,126	$3,541	$6,667

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Year ended June 30, 2005
Revenues	$8,392	$8,300	$9,714	$9,687	$36,093

Net operating margins	$4,306	$4,313	$5,655	$5,977	$20,251

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

	Three months ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	Year ended June 30, 2004
Revenues	$8,812	$8,020	$8,797	$8,808	$34,437

Net operating margins	$4,875	$4,941	$4,923	$4,885	$19,624

Net earnings	$2,683	$2,505	$2,503	$2,424	$10,115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the six months ended December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2005.

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

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and officers of TransMontaigne GP L.L.C.:

Name	Age	Position
Donald H. Anderson	57	Chairman of the Board and Chief Executive Officer
William S. Dickey	48	Executive Vice President, Chief Operating Officer and Director
Randall J. Larson	48	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Frederick W. Boutin	50	Senior Vice President and Treasurer
Erik B. Carlson	58	Senior Vice President, Corporate Secretary and General Counsel
Jerry R. Masters	47	Director
David A. Peters	47	Director
D. Dale Shaffer	62	Director
Rex L. Utsler	60	Director

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the six months ended December 31, 2005, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee is composed of three directors, Jerry R. Masters, David A. Peters and Rex L. Utsler, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and our Governance Guidelines. Among other factors, the board considered current or previous employment with the partnership, it auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

New York Stock Exchange Certification

        Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, Mr. Anderson, our chief executive officer, will provide the New York Stock Exchange the required Annual CEO Certification on or before thirty (30) days from the one-year anniversary of our listing date on the New York Stock Exchange (May 25, 2005). The purpose of the Annual CEO Certification is to evidence our compliance with the New York Stock Exchange's corporate governance listed standards.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

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

Restricted Unit Grants in Six Months Ended December 31, 2005

        No restricted units were granted to our Chief Executive Officer and each of our other executive officers (collectively, the "named executive officers") under our Long-Term Incentive Plan during the six months ended December 31, 2005.

Aggregate Fiscal Year End Restricted Unit Values

        The following table provides information with respect to the value as of December 31, 2005 of restricted units held by the Named Executive Officers. The value of the restricted units at the fiscal year end is calculated using the quoted market price of our common units at December 31, 2005, $26.25 per common unit.

Name and Principal Position	Number of Restricted Units at December 31, 2005	Value of Restricted Units at December 31, 2005
Donald H. Anderson Chairman of the Board, Chief Executive Officer	11,000	$288,750	(1)
William S. Dickey Executive Vice President and Chief Operating Officer, Director	11,000	$288,750	(2)
Randall J. Larson Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Director	11,000	$288,750	(3)
Erik B. Carlson Senior Vice President, Corporate Secretary and General Counsel	8,500	$223,125	(4)
Frederick W. Boutin Senior Vice President and Treasurer	8,500	$223,125	(5)

Notes:

(1)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of December 31, 2005, Mr. Anderson had a total of 11,000 non-vested restricted shares outstanding, representing a value of $288,750, calculated using the fair market value of the common units at December 31, 2005, $26.25 per unit.

(2)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of December 31, 2005, Mr. Dickey had a total of 11,000 non-vested restricted shares outstanding, representing a value of $288,750, calculated using the fair market value of the common units at December 31, 2005, $26.25 per unit.

(3)
Represents 11,000 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of December 31, 2005, Mr. Larson had a total of 11,000 non-vested restricted shares outstanding, representing a value of $288,750, calculated using the fair market value of the common units at December 31, 2005, $26.25 per unit.

(4)
Represents 8,500 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of December 31, 2005, Mr. Carlson had a total of 8,500 non-vested restricted shares outstanding, representing a value of $223,125, calculated using the fair market value of the common units at December 31, 2005, $26.25 per unit.

(5)
Represents 8,500 restricted common units granted on May 27, 2005 at the initial public offering price of $21.40. The restricted stock award vests at the rate of 25% per year commencing June 1, 2006, and on each anniversary date thereafter assuming continuous employment since the grant date. As of December 31, 2005, Mr. Boutin had a total of 8,500 non-vested restricted shares outstanding, representing a value of $223,125, calculated using the fair market value of the common units at December 31, 2005, $26.25 per unit.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation committee of our general partner primarily administers our long-term incentive plan, including the selection of the individuals to be granted awards from among those eligible to participate. During the six months ended December 31, 2005, the compensation committee of our general partner did not award any restricted common units. There are no compensation committee interlocks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of units as of February 10, 2006 by each director of our general partner, and by each individual serving as an executive officer of our general partner as of February 10, 2006, by each person known by us to own more than 5% of the outstanding units, and by all directors and those serving as executive officers as of February 10, 2006 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on 7,294,766 limited partnership units outstanding as of February 10, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 10, 2006 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

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

*
Less than 1%.

(1)
The subordinated units included in this column are not convertible into common units within 60 days of February 10, 2006, but are included to reflect the total percentage beneficial interest held by each unitholder in all of our outstanding limited partnership units.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2005.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        TransMontaigne Inc. controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. As of February 10, 2006, affiliates of TransMontaigne Inc., in the aggregate, owned a 41.4% interest in the partnership, consisting of 2,872,266 subordinated units and a 2% general partner interest.

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

Formation stage
The consideration received by our general partner and its affiliates for the contribution of the assets and liabilities	•	120,000 common units;
	•	2,872,266 subordinated units;
	•	2% general partner interest in TransMontaigne Partners;
	•	the incentive distribution rights; and
	•	$111.5 million cash payment from the proceeds of the offering and borrowings under our new credit facility, in part to reimburse them for certain capital expenditures.

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

For the six months ended December 31, 2005, we distributed approximately $2.5 million to TransMontaigne Inc. and its affiliates. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $238,000 on the 2% general partner interest and approximately $4.8 million on their common units and subordinated units.
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

SALE TO AFFILIATE OF MORGAN STANLEY CAPITAL GROUP, INC.

        On May 27, 2005, MSDW Bondbook Ventures Inc., an affiliate of Morgan Stanley Capital Group, Inc., purchased 450,000 of our subordinated units at a price of $17.65 per unit, a 17.5% discount from the public offering price of our common units. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters during our year ending December 31, 2006, MSDW Bondbook Ventures Inc. would receive an annual distribution of approximately $720,000 on its subordinated units. For the six months ended December 31, 2005, MSDW Bondbook Ventures received $360,000 of distributions. In connection with the sale, we entered into a registration rights agreement with MSDW Bondbook Ventures giving it the right to require us to register the common units issuable upon conversion of its subordinated units for sale under the Securities Act. The agreement provides customary registration procedures.

        For a description of the relationship and transactions between TransMontaigne Inc. and Morgan Stanley Capital Group, Inc., see the TransMontaigne Inc. Annual Report on Form 10-K for the year ended June 30, 2005, filed on September 13, 2005.

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

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee in the amount of $2.8 million, with an annual insurance reimbursement in the amount of $1.0 million, for the provision by TransMontaigne Inc. of certain general and administrative services and insurance coverage with respect to the assets contributed to us;

  •
  our options to purchase from TransMontaigne Inc. additional refined product terminals;

  •
  TransMontaigne Inc.'s and its affiliates' agreement to offer to sell to us certain assets acquired or constructed by TransMontaigne Inc. in the future;

  •
  TransMontaigne Inc.'s obligation to indemnify us for certain liabilities and our obligation to indemnify TransMontaigne Inc. for certain liabilities; and

  •
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

Exclusive options to purchase additional refined product terminals

        The omnibus agreement contains the terms of our exclusive options, the first of which is exercisable beginning in January 2006, to purchase additional refined product terminals. Please read "Business—Our Relationship with TransMontaigne Inc.; Exclusive Options to Purchase Additional Refined Product Terminals." On January 1, 2006, we acquired from an indirect wholly-owned subsidiary of TransMontaigne Inc. a refined product terminal in Mobile, Alabama, with aggregate storage capacity of approximately 230,000 barrels, for approximately $18.0 million. This acquisition was made pursuant to our exclusive option.

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

  •
  any business operated by TransMontaigne Inc. or any of its subsidiaries as of May 27, 2005;

  •
  any business conducted by TransMontaigne Inc. with the approval of the conflicts committee of our general partner;

  •
  tangible assets acquired by TransMontaigne Inc., including as part of a larger acquisition of other assets, if the fair value of the tangible assets does not exceed $10.0 million; and

  •
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

  •
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

  •
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        For the six months ended December 31, 2005, KPMG LLP's accounting fees and services were as follows (in thousands):

2005
Audit fees	$225
Audit-related fees	—
Tax fees	—
All other fees	—

Total accounting fees and services	$225

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this report.

(1)
Consolidated Financial Statements

    TransMontaigne Partners L.P.

      Report of Independent Registered Public Accounting Firm

      Consolidated balance sheets as of December 31, 2005, June 30, 2005 and June 30, 2004

      Consolidated statements of operations for the six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005, 2004 and 2003

      Consolidated statements of partners' equity for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003

      Consolidated statements of cash flows for the six months period ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005, 2004 and 2003

      Notes to consolidated financial statements

(2)
Financial Statement Schedules

    Valuation and qualifying accounts.

(3)
Exhibits:

        A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit Number	Description
2.1
Facilities Sale Agreement, dated January 1, 2006, between Radcliff/Economy Marine Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 1, 2006).
3.1
Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2
First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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

10.2
Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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
10.5
TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.6
Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc. (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.7
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc. (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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

*
Filed with this report.

**
Identifies each management compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE PARTNERS L.P.
By:	TRANSMONTAIGNE GP L.L.C., its General Partner
By:	/s/ DONALD H. ANDERSON Donald H. Anderson Chairman

Date: March 2, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ DONALD H. ANDERSON Donald H. Anderson	President, Chief Executive Officer, Chairman and Director	March 2, 2006
/s/ WILLIAM S. DICKEY William S. Dickey	Executive Vice President, Chief Operating Officer and Director	March 2, 2006
/s/ RANDALL J. LARSON Randall J. Larson	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director	March 2, 2006
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 2, 2006
/s/ DAVID A. PETERS David A. Peters	Director	March 2, 2006
/s/ D. DALE SHAFFER D. Dale Shaffer	Director	March 2, 2006
/s/ REX L. UTSLER Rex L. Utsler	Director	March 2, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1
Facilities Sale Agreement, dated January 1, 2006, between Radcliff/Economy Marine Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 1, 2006).
3.1
Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2
First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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
10.2
Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005)
10.3
Omnibus Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).
10.4
Terminaling and Transportation Services Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Inc. (Commission File No. 001-11763) on June 3, 2005).
10.5
TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.6
Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc. (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.7
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Bondbook Ventures Inc. (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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

*
Filed with this report.

**
Identifies each management compensation plan or arrangement.