Form 10-Q
period 2006-03-31
TransMontaigne Partners L.P.
filed 2006-05-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32505

TRANSMONTAIGNE PARTNERS L.P.

Delaware	34-2037221
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1670 Broadway

Suite 3100

Denver, Colorado 80202

(Address, including zip code, of principal executive offices)

(303) 626-8200

(Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐  No  ☒

As of April 24, 2006, there were 3,972,500 shares of the Registrant’s Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

•       certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•       any statements contained herein or therein regarding the prospects for our business or any of our services;

•       any statements preceded by, followed by or that include the words “may,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continues,” “estimates,” “plans,” “targets,” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

•       other statements contained herein or therein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report under the heading “Item 1A. Risk Factors,” in Part II. Other Information.

Part I. Financial Information

ITEM 1.                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners as of and for the three months ended March 31, 2006, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the six months ended December 31, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Transition Report on Form 10-K filed on March 2, 2006.

TransMontaigne Partners is a holding company with the following active wholly-owned subsidiaries during the three months ended March 31, 2006.

•       TransMontaigne Operating GP L.L.C.

•       TransMontaigne Operating Company L.P.

•       Coastal Terminals L.L.C.

•       Razorback L.L.C.

•       TPSI Terminals L.L.C.

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$611	$698
Trade accounts receivable, net	1,524	1,003
Due from TransMontaigne Inc., net	—	1,212
Prepaid expenses and other	693	338
	2,828	3,251
Property, plant and equipment, net	125,451	126,435
Other assets, net	1,731	1,901
	$130,010	$131,587
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$857	$1,784
Due to TransMontaigne Inc., net	96	—
Other accrued liabilities	1,936	1,239
	2,889	3,023
Long-term debt	45,508	28,000
Total liabilities	48,397	31,023
Partners’ equity:
Predecessor equity	—	10,176
Common unitholders	75,335	75,474
Subordinated unitholders	5,951	14,581
General partner interest	327	333
	81,613	100,564
	$130,010	$131,587

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of operations
(In thousands, except per unit amounts)

	Three months ended March 31,
	2006	2005
Revenues	$12,090	$9,714
Costs and expenses:
Direct operating costs and expenses	(4,695)	(4,059)
Direct general and administrative expenses	(1,100)	—
Allocated general and administrative expenses	(812)	(700)
Allocated insurance expense	(82)	(83)
Depreciation and amortization	(1,942)	(1,509)
Total costs and expenses	(8,631)	(6,351)
Operating income	3,459	3,363
Other income (expenses):
Interest income	3	—
Interest expense	(697)	—
Amortization of deferred debt issuance costs	(46)	—
Total other expenses	(740)	—
Net earnings	2,719	3,363
Less earnings allocable to:
Predecessor	—	(3,363)
General partner interest	(54)	—
Net earnings allocable to limited partners	$2,665	$—
Net earnings per limited partners’ unit—basic and diluted	$0.37	$—
Weighted average limited partners’ units outstanding—basic and diluted	7,292	—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of partners’ equity
Year ended June 30, 2005, six months ended December 31, 2005 and three months ended March 31, 2006
(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2004	$118,657	$—	$—	$—	$—	$118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters’ discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973
Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Acquisition of Mobile terminal by Predecessor	9,883	—	—	—	—	9,883
Net earnings from July 1, 2005 through December 31, 2005	293	3,559	2,975	133	—	6,960
Balance December 31, 2005	10,176	75,474	14,581	333	—	100,564
Distributions and repayments, net	(756)	—	—	—	—	(756)
Contribution of Mobile terminal in exchange for $17.9 million	(9,420)	—	(8,515)	—	—	(17,935)
Distributions to unitholders	—	(1,541)	(1,329)	(60)	—	(2,930)
Amortization of deferred equity-based compensation related to restricted common units	—	162	—	—	—	162
Repurchase of 8,200 common units by our long-term incentive plan	—	(211)	—	—	—	(211)
Net earnings from January 1, 2006 through March 31, 2006	—	1,451	1,214	54	—	2,719
Balance March 31, 2006	$—	$75,335	$5,951	$327	$—	$81,613

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,719	$3,363
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,942	1,509
Amortization of deferred equity-based compensation	162	—
Amortization of deferred debt issuance costs	46	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(521)	(211)
Due from TransMontaigne Inc., net	1,308	—
Prepaid expenses and other	(355)	106
Trade accounts payable	(927)	(716)
Other accrued liabilities	697	299
Net cash provided by operating activities	5,071	4,350
Cash flows from investing activities:
Acquisition of Mobile terminal	(17,935)	—
Additions to property, plant and equipment—expansion of facilities	(634)	(500)
Additions to property, plant and equipment—maintain existing facilities	(200)	(237)
Net cash (used in) investing activities	(18,769)	(737)
Cash flows from financing activities:
Net borrowings of debt	17,508	—
Distributions paid to unitholders	(2,930)	—
Repurchase of common units by long-term incentive plan	(211)	—
Distributions and repayments to TransMontaigne Inc.	(756)	(3,601)
Net cash provided by (used in) financing activities	13,611	(3,601)
Increase (decrease) in cash and cash equivalents	(87)	12
Cash and cash equivalents at beginning of period	698	2
Cash and cash equivalents at end of period	$611	$14
Supplemental disclosures of cash flow information:
Cash paid for interest	$635	$—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Notes to consolidated financial statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the six months ended December 31, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Transition Report on Form 10-K filed on March 2, 2006.

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership (“Partners”), and its majority-owned subsidiaries. The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations of TransMontaigne Inc. that were contributed to us at the closing of our initial public offering on May 27, 2005. Specifically, the TransMontaigne Inc. terminal and pipeline operations that were contributed to us are composed of seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas. On February 28, 2003, TransMontaigne Inc. acquired the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation. The consolidated financial statements also include the assets, liabilities and results of operations of these terminals and pipelines prior to their contribution by TransMontaigne Inc. to us. The consolidated financial statements also include the assets, liabilities and results of operations of the Mobile terminal that was contributed to us by TransMontaigne Inc. (see Note 3 of Notes to consolidated financial statements). This acquisition was accounted for as a transaction among entities under common control and, accordingly, prior periods have been restated to include the activity of the Mobile terminal since the date it was acquired by TransMontaigne Inc. (August 1, 2005). The contribution of the Mobile terminals’ assets and liabilities has been recorded at TransMontaigne Inc.’s carryover basis. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; accrued asset retirement obligations; and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

(b) Nature of business

TransMontaigne Partners L.P. (“Partners”) was formed in 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and pipeline assets. We conduct our operations in the United States primarily along the U.S. Gulf Coast and in the Midwest. We provide integrated terminaling, storage, pipeline and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc.

(c) Change in year end

We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

(d) Basis of presentation

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative charges were $0.8 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers’ liability, and other insurable risks. The allocated insurance charges were $0.3 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners’ operations.

(e) Accounting for terminal and pipeline operations

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

(f) Environmental obligations

At March 31, 2006 and December 31, 2005, we have accrued environmental obligations of approximately $625,000, and $625,000, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). The accrued environmental obligations at March 31, 2006 and December 31, 2005, represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially-contributed assets and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g)  Asset retirement obligations

At March 31, 2006 and December 31, 2005, we have accrued asset retirement obligations of approximately $0.2 million and $0.2 million, respectively, representing our best estimate of our retirement obligations (see Note 8 of Notes to consolidated financial statements). Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The accrued asset retirement obligations at March 31, 2006 and December 31, 2005 represent costs we would incur in the future if we were to close certain terminals and pipelines due to certain state-imposed obligations to close aboveground storage tanks upon abandoning the operations of the related tanks and regulations to safely abandon Federally regulated pipelines. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS 143,” which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. We adopted the requirements of FIN 47 on January 1, 2006. The adoption of FIN 47 did not have a significant impact on our consolidated financial statements.

(h) Equity-based compensation

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

(i) Income taxes

No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

(j) Net earnings per limited partners’ unit

Net earnings per limited partners’ unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period. Net earnings allocable to limited partners are net of two percent of the earnings allocable to the general partner. Basic and diluted net earnings per limited partners’ unit are the same because we currently have no dilutive securities outstanding.

For the three months ended March 31, 2006, we excluded 58,000 restricted phantom units from the computation of diluted net earnings per limited partners’ unit because the unamortized deferred compensation exceeded the average quoted market price of our common units for the period.

(k) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Net earnings and partners’ equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC.

Omnibus Agreement.   Under our omnibus agreement with TransMontaigne Inc., we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit with respect to our assets. At March 31, 2006, the annual administrative fee payable to TransMontaigne Inc. was approximately $3.3 million. If we acquire or construct additional assets, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our assets. At March 31, 2006 the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.0 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us through May 27, 2010 against certain potential environmental claims, losses and expenses associated with the operation of the initially contributed assets and occurring before May 27, 2005. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.’s indemnification obligations.

Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.   We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our Florida, Missouri and Arkansas terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per calendar quarter. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.’s minimum obligations are met. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.0 million barrels of light oil storage capacity and approximately 1.4 million barrels of heavy oil storage capacity at certain of our Florida terminals.

In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 days, TransMontaigne Inc.’s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 days or more and results in a diminution in the storage capacity we make available to TransMontaigne Inc., TransMontaigne Inc.’s minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. If such a force majeure event continues for twelve consecutive months or more, either party has the right to terminate the entire terminaling services agreement.

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

Under the terminaling services agreement, we are responsible for all refined product losses in excess of 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals. We are entitled to all product gains, including 0.10% of the refined product we receive from TransMontaigne Inc. at our terminals.

Terminaling Services Agreement—Oklahoma City Terminal.   We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement for a term commencing one year after the effective date of the date of acquisition of the Oklahoma City terminal and ending on November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenues of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 152,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.’s minimum revenue commitment currently is not in effect because a major oil company currently is under contract for the utilization of the light oil storage capacity at the terminal.

Terminaling Services Agreement—Mobile Terminal.   We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of  $2.6 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.’s minimum obligations are met. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal.

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

Effective January 1, 2006, we acquired a refined product terminal with approximately 230,000 barrels of aggregate storage capacity in Mobile, Alabama from TransMontaigne Inc. for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The contribution of the Mobile terminal by TransMontaigne Inc. to us has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods have been restated to include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to their actual contribution to us have been allocated to our predecessor entity TransMontaigne Partners (Predecessor). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets contributed has been reflected in the accompanying consolidated balance sheet and changes in partners’ equity as a reduction of partners’ equity—subordinated units.

At December 31, 2005, the basis of the assets and liabilities of the Mobile terminal are as follows:

Mobile terminal
Trade accounts receivable	$81
Due from TransMontaigne Inc.	748
Property, plant and equipment, net	9,420
Trade accounts payable	(73)
Predecessor equity	$10,176

The results of operations previously reported by us and the combined amounts with the Mobile terminal as if the Mobile terminal had been contributed to us at the date of its acquisition (August 1, 2005) by TransMontaigne Inc. are as follows:

Six months ended December 31, 2005
Revenues:
TransMontaigne Partners	$21,502
Mobile terminal	1,406
Combined	$22,908
Net earnings:
TransMontaigne Partners	$6,667
Mobile terminal	293
Combined	$6,960

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located along the U.S. Gulf Coast and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Trade accounts receivable	$1,524	$1,003
Less allowance for doubtful accounts	—	—
	$1,524	$1,003

TransMontaigne Inc. accounted for approximately 70% and 67% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. Marathon Petroleum Company LLC (“Marathon”) and the previous asphalt storage customers accounted for 17% and 23% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. During February 2006, Marathon entered into a new five-year terminaling services agreement for asphalt storage capacity that replaces our previous customer, Gulf Atlantic Refining & Marketing, LP. In April 2005, Trigeant EP, Ltd. assigned its terminaling services contract with us to Gulf Atlantic Refining & Marketing, LP.

(5) PREPAID EXPENSES AND OTHER

Prepaid expenses and other are as follows (in thousands):

	March 31, 2006	December 31, 2005
Additive detergent	$334	$307
Deposits and other assets	359	31
	$693	$338

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	March 31, 2006	December 31, 2005
Land	$27,303	$27,303
Terminals, pipelines and equipment	129,639	129,559
Furniture, fixtures and equipment	548	480
Construction in progress	949	263
	158,439	157,605
Less accumulated depreciation	(32,988)	(31,170)
	$125,451	$126,435

(7) OTHER ASSETS

Other assets, net are as follows (in thousands):

	March 31, 2006	December 31, 2005
Acquired intangible, net of accumulated amortization of $1,542 and $1,417	$958	$1,083
Deferred debt issuance costs, net of accumulated amortization of $153 and $107	763	809
Deposits and other assets	10	9
	$1,731	$1,901

Acquired intangible represents the right to use the Coastal Fuels trade name through February 28, 2008. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Deferred debt issuance costs are amortized using the interest method over the term of the credit facility (see Note 9 of Notes to consolidated financial statements).

(8) OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows (in thousands):

	March 31, 2006	December 31, 2005
Accrued property taxes	$510	$58
Accrued environmental obligations	625	625
Customer advances and deposits	366	233
Asset retirement obligations	237	237
Accrued expenses and other	198	86
	$1,936	$1,239

(9) LONG-TERM DEBT

On May 9, 2005, we entered into a $75 million senior secured credit facility. At March 31, 2006 and December 31, 2005, our outstanding borrowings under the credit facility were approximately $45.5 million and $28.0 million, respectively. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $86.9 million at March 31, 2006). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally one, two or three months. The weighted average interest rate on borrowings under our credit facility was 5.9% during the three months ended March 31, 2006. In addition, we pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). At March 31, 2006, we were in compliance with the financial covenants contained in the credit facility.

On March 27, 2006, TransMontaigne Inc. announced that it had entered into a merger agreement with SemGroup, L.P. pursuant to which SemGroup, L.P. would acquire all of the outstanding capital stock of TransMontaigne Inc. We are not a party to that merger agreement. If TransMontaigne Inc. is acquired by a third party, the completion of such transaction would constitute a “change in control” under the credit facility and, therefore, would require a waiver from the lenders. Alternatively, the third party acquirer of TransMontaigne Inc. may elect to provide us with an alternative credit facility. In the merger agreement with TransMontaigne Inc., SemGroup, L.P. has agreed that the parties will not close the transaction unless either a waiver has been received from the lenders or comparable financing has been made available to us.

(10) LONG-TERM INCENTIVE PLAN

TransMontaigne GP L.L.C. (“TransMontaigne GP”) is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On January 19, 2006, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted units to key employees and non-employee directors of our general partner. As of March 31, 2006, we have repurchased approximately 8,200 common units pursuant to the program.

On March 31, 2006, TransMontaigne Services Inc. granted 58,000 restricted phantom units to its key employees and executive officers, and non-employee directors of our general partner. On May 27, 2005, TransMontaigne Services Inc. granted 120,000 restricted common units to its key employees and executive officers, and non-employee directors of our general partner. We recognized deferred equity-based compensation of approximately $1.7 million and $2.6 million associated with the March 2006 and May 2005 grants, respectively, which are being amortized to income over the four-year vesting period.

Amortization of deferred equity-based compensation of approximately $0.2 million and $nil is included in direct general and administrative expense for the three months ended March 31, 2006 and 2005, respectively.

Distributions paid to holders of restricted common units and restricted phantom units are treated as compensation expense for financial reporting purposes. Included in direct general and administrative expenses for the three months ended March 31, 2006 and 2005, is approximately $48,000 and $nil, respectively, of compensation expense related to distributions paid to holders of restricted units.

(11) COMMITMENTS AND CONTINGENCIES

Operating Leases.   We lease property and equipment under non-cancelable operating leases that extend through April 2021. At March 31, 2006, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2006 (remainder of the year)	$173
2007	225
2008	213
2009	169
2010	111
Thereafter	1,137
$2,028

Rental expense under operating leases was approximately $80,000 and $70,000 for the three months ended March 31, 2006 and 2005, respectively.

(12) BUSINESS SEGMENTS

We provide integrated terminaling, storage, pipeline and related services to companies engaged in the distribution and marketing of refined petroleum products and crude oil. Our chief operating decision maker is TransMontaigne GP’s Chief Executive Officer (“CEO”). TransMontaigne GP’s CEO reviews the financial performance of our business segments using disaggregated financial information about “margins” for purposes of making operating decisions and assessing financial performance. “Margins” are composed of revenues less direct operating costs and expenses. Accordingly, we present “margins” for each of our two business segments: (i) U.S. Gulf Coast terminals and (ii) Midwest terminals and pipeline.

The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2006	2005
U.S. Gulf Coast Terminals:
Throughput and additive injection fees, net	$5,589	$2,503
Terminaling storage fees	2,549	4,787
Pipeline transportation fees	—	—
Other	2,209	1,343
Revenues	10,347	8,633
Direct operating costs and expenses	(4,373)	(3,826)
Margins	5,974	4,807
Midwest Terminals and Pipeline:
Throughput and additive injection fees, net	769	441
Terminaling storage fees	—	—
Pipeline transportation fees	594	534
Other	380	106
Revenues	1,743	1,081
Direct operating costs and expenses	(322)	(233)
Margins	1,421	848
Total margins	7,395	5,655
Direct general and administrative expenses	(1,100)	—
Allocated general and administrative expenses	(812)	(700)
Allocated insurance expense	(82)	(83)
Depreciation and amortization	(1,942)	(1,509)
Operating income	3,459	3,363
Other income (expense), net	(740)	—
Net earnings	$2,719	$3,363

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2006
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,276	$301	$3,577
Revenues from TransMontaigne Inc.	7,071	1,442	8,513
Revenues	$10,347	$1,743	$12,090
Identifiable assets	$115,261	$14,749	$130,010
Capital expenditures	$796	$38	$834

	Three months ended March 31, 2005
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,172	$—	$3,172
Revenues from TransMontaigne Inc.	5,461	1,081	6,542
Revenues	$8,633	$1,081	$9,714
Identifiable assets	$108,369	$9,982	$118,351
Capital expenditures	$731	$6	$737

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the six months ended December 31, 2005, included in our Transition Report on Form 10-K filed on March 2, 2006 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; accrued asset retirement obligations; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2006

Effective January 1, 2006, we acquired a refined product terminal in Mobile, Alabama from TransMontaigne Inc. in exchange for approximately $17.9 million.

On January 19, 2006, we announced a distribution of $0.40 per unit payable on February 8, 2006 to unitholders of record on January 31, 2006.

On January 19, 2006, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership’s Long-Term Incentive Plan to key employees and executive officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. The Partnership anticipates repurchasing annually up to approximately $1.2 million of aggregate market value of its outstanding common units for this purpose. However, there is no guarantee as to the exact number of units or dollar amount that will be repurchased, and the purchases may be discontinued at any time.

On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon Petroleum Company LLC (“Marathon”) regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement with Gulf Atlantic Operations LLC (“Gulf Atlantic”) for the utilization of this asphalt storage capacity has been amended to allow for cancellations coinciding with the effective dates within the terminaling services agreement with Marathon. Effective May 1, 2006, our terminaling services agreement with Gulf Atlantic expired. The change from Gulf Atlantic to Marathon is not expected to have a material impact on our results of operations or cash flows.

On March 27, 2006, TransMontaigne Inc. announced that it had entered into a merger agreement with SemGroup, L.P. pursuant to which SemGroup, L.P. would acquire all of the outstanding capital stock of TransMontaigne Inc. We are not a party to that merger agreement and cannot be certain when such transaction, or any other transaction that might involve the acquisition of TransMontaigne Inc. will close, or if it will close at all. If TransMontaigne Inc. were acquired by a third party, such third party also would control our operations. We currently cannot predict whether or in what manner any third party that acquires control of our general partner would change our operations, if at all.

SUBSEQUENT EVENTS

On April 19, 2006, we announced a distribution of $0.43 per unit payable on May 9, 2006 to unitholders of record on April 28, 2006.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2006 AND 2005

In reviewing our historical results of operations, you should be aware that the historical results of operations of TransMontaigne Inc.’s terminals and pipeline prior to being contributed to us are reflected in the accompanying financial statements as being attributable to our predecessor entity “TransMontaigne Partners (Predecessor).” The contribution of certain TransMontaigne Inc. terminal and pipeline operations to us was recorded for financial reporting purposes at carryover basis in a manner similar to a reorganization of entities under common control.

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Revenues	$12,090	$9,714
Direct operating costs and expenses	$(4,695)	$(4,059)
Operating income	$3,459	$3,363
Net earnings	$2,719	$3,363
Net cash provided by (used in) operating activities	$5,071	$4,350
Net cash provided by (used in) investing activities	$(18,769)	$(737)
Net cash provided by (used in) financing activities	$13,611	$(3,601)

Revenues.   The revenues for the three months ended March 31, 2006 and 2005, were approximately $12.1 million and $9.7 million, respectively. Effective October 31, 2005, we acquired the Oklahoma City terminal from Magellan Pipeline Company, L.P. for approximately $1.9 million and on January 1, 2006 we acquired the Mobile terminal from TransMontaigne Inc. for approximately $17.9 million. For the three months ended March 31, 2006, the Oklahoma City terminal contributed approximately $0.3 million in revenues and the Mobile terminal contributed approximately $0.8 million in revenues. Our revenues are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Throughput and additive injection fees, net	$6,358	$2,944
Terminaling storage fees	2,549	4,787
Pipeline transportation fees	594	534
Management fees and reimbursed costs	309	30
Other	2,280	1,419
Revenues	$12,090	$9,714

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $6.4 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase of approximately $3.5 million in throughput and additive injection fees, net for 2006 as compared to 2005 was due principally to the conversion of the fees charged on heavy oil volumes to a throughput agreement and the acquisition of the Oklahoma City and Mobile terminals. For the three months ended March 31, 2006 and 2005, we delivered approximately 109,200 barrels and 94,500 barrels per day of light oil throughput volumes, respectively, at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil volumes were approximately $2.0 million for the three months ended March 31, 2006. For the three months ended March 31, 2006 and 2005, we delivered approximately 37,400 barrels and 41,200 barrels per day, respectively, of heavy oil volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the three months ended March 31, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $5.9 million and $2.9 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $2.5 million and $4.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of approximately $2.3 million in terminaling storage fees for 2006 as compared to 2005 was due principally to the conversion of the fees charged on heavy oil volumes from a storage agreement to a throughput agreement.

Included in the terminaling storage fees for the three months ended March 31, 2006 and 2005 are fees charged to TransMontaigne Inc. of approximately $nil and $2.5 million, respectively, for the storage of heavy oil volumes.

Pipeline transportation fees.   For the three months ended March 31, 2006 and 2005, we earned pipeline transportation fees of approximately $0.6 million and $0.5 million, respectively. For the three months ended March 31, 2006 and 2005, we averaged approximately 13,200 barrels and 11,900 barrels per day of transported product on the Razorback Pipeline.

Included in pipeline transportation fees for the three months ended March 31, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.6 million and $0.5 million, respectively.

Management fees and reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. Effective May 27, 2005, we manage and operate on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and receive a management fee from TransMontaigne Inc. For the three months ended March 31, 2006 and 2005, management fees and reimbursed costs were approximately $309,000 and $30,000, respectively.

Included in management fees and reimbursed costs for the three months ended March 31, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.3 million and $nil, respectively.

Other revenue.   For the three months ended March 31, 2006 and 2005, other revenue was approximately $2.3 million and $1.4 million, respectively. The increase of approximately $0.9 million in other revenue for 2006 as compared to 2005 was due principally to an increase at the Florida facilities and the acquisition of the Oklahoma City and Mobile terminals.

Included in other revenue for the three months ended March 31, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $1.7 million and $0.6 million, respectively.

Direct operating costs and expenses.   For the three months ended March 31, 2006 and 2005, the direct operating costs and expenses of our operations were approximately $4.7 million and $4.1 million, respectively. For the three months ended March 31, 2006, the Oklahoma City terminal contributed approximately $0.1 million in direct operating costs and expenses and the Mobile terminal contributed approximately $0.3 million in direct operating costs and expenses. The direct operating costs and expenses of our operations are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Wages and employee benefits	$1,277	$1,249
Utilities and communication charges	419	338
Repairs and maintenance	1,447	1,137
Allocated property and casualty insurance costs	168	167
Office, rentals and property taxes	645	606
Vehicles and fuel costs	434	320
Environmental compliance costs	132	147
Other	173	95
Direct operating costs and expenses	$4,695	$4,059

The increase of approximately $0.6 million in direct operating costs and expenses for 2006 as compared to 2005 was due principally to an increase at the Florida facilities and the acquisition of the Oklahoma City and Mobile terminals.

Costs and expenses.   Direct general and administrative expenses for the three months ended March 31, 2006, were approximately $1.1 million, compared to approximately $nil for the three months ended March 31, 2005. Direct general and administrative expenses are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Accounting expenses	$599	$—
Legal expenses	205	—
Independent director fees	30	—
Amortization of deferred equity-based compensation	162	—
Compensation expense on distributions paid to holders of restricted units	48	—
Other	56	—
Direct general and administrative expenses	$1,100	$—

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $0.8 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.

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

	Three months ended March 31,
	2006	2005
Direct operating costs and expenses	$168	$167
General and administrative expenses	82	83
Total allocated insurance costs	$250	$250

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005, was $1.9 million and $1.5 million, respectively. The increase of approximately $0.4 million in depreciation and amortization expense for 2006 as compared to 2005 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment and the acquisition of the Oklahoma City and Mobile terminals.

Interest expense was approximately $0.7 million and $nil for the three months ended March 31, 2006 and 2005, respectively, related to borrowings and commitment fees under our senior secured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our distributions to our unitholders, capital expenditures and our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our credit facility and debt and equity offerings.

Capital expenditures, excluding acquisitions, for the three months ended March 31, 2006, were approximately $0.8 million for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Senior Secured Credit Facility.   On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $86.9 million at March 31, 2006). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions meeting the definition of “permitted acquisitions” which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

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

On March 27, 2006, TransMontaigne Inc. announced that it had entered into a merger agreement with SemGroup, L.P. pursuant to which SemGroup, L.P. would acquire all of the outstanding capital stock of TransMontaigne Inc. We are not a party to that merger agreement. If TransMontaigne Inc. is acquired by a third party, the completion of such transaction would constitute a “change in control” under the credit facility and, therefore, would require a waiver from the lenders. Alternatively, the third party acquirer of TransMontaigne Inc. may elect to provide us with an alternative credit facility. In the merger agreement with TransMontaigne Inc., SemGroup, L.P. has agreed that the parties will not close the transaction unless either a waiver has been received from the lenders or comparable financing has been made available to us.

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

	Three Months Ended				Twelve Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2005	2005	2005	2006	2006
Financial performance debt covenant test:
Consolidated EBITDA, as stipulated in the credit facility	$4,341	$5,371	$6,216	$7,390	$23,318
Consolidated funded indebtedness					$45,508
Total leverage ratio					1.95	x
Consolidated EBITDA, as stipulated in the credit facility	$4,341	$5,371	$5,873	$5,566	$21,151
Consolidated interest expense, as stipulated in the credit facility	$409	$464	$505	$697	$2,075
Interest coverage ratio					10.19	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$4,341	$5,371	$6,216	$7,390
Less pro forma adjustments related to acquisitions		—	(343)	(1,824)
Consolidated EBITDA for interest coverage ratio		5,371	5,873	5,566
Interest expense		(464)	(505)	(697)
Changes in operating assets and liabilities		(5,399)	2,957	202
Cash flows provided by (used by) operating activities		$(492)	$8,325	$5,071

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

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Transition Report on Form 10-K for the six months ended December 31, 2005, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Transition Report on Form 10-K for the six months ended December 31, 2005.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility will bear interest at a variable rate based on LIBOR or the lender’s base rate. We currently do not manage our exposure to interest rates, but we may in the future. At March 31, 2006, we had outstanding borrowings of $45.5 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2006, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.5 million.

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

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.        RISK FACTORS

The following risk factors, discussed in more detail in “Item 1A. Risk Factors,” in our Transition Report on Form 10-K for the six months ended December 31, 2005, filed on March 2, 2006, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table covers the purchases of our common units by, or on behalf of, the Partnership during the three months ended March 31, 2006 covered by this report.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs
January	—	—	—	$1,200,000
February	1,700	$25.40	1,700	$1,156,814
March	6,500	$25.89	6,500	$988,503
	8,200	$25.79	8,200

All repurchases were made in the open market pursuant to a program announced on January 19, 2006 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted units under our Long-Term Incentive Plan to key employees and officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. We anticipate repurchasing annually up to approximately $1.2 million of aggregate market value of our outstanding common units for this purpose. However, there is no guarantee as to the exact number of units or dollar amount that will be repurchased, and the purchases may be discontinued at any time.

ITEM 6.                EXHIBITS

Exhibits:

2.1

Facilities Sale Agreement, dated January 1, 2006, between Radcliff/Economy Marine Services, Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 1, 2006).

10.1

Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.2

Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.3	Terminaling Services Agreement, dated February 20, 2006, between Marathon Petroleum Company LLC and TransMontaigne Partners L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 9, 2006	TRANSMONTAIGNE PARTNERS L.P.
(Registrant)
	By:	/s/ DONALD H. ANDERSON
Donald H. Anderson
Chief Executive Officer
/s/ RANDALL J. LARSON
Randall J. Larson
Executive Vice President, Chief Financial
Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Facilities Sale Agreement, dated January 1, 2006, between Radcliff/Economy Marine Services, Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 1, 2006).

10.1

Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.2

Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.3*	Terminaling Services Agreement, dated February 20, 2006, between Marathon Petroleum Company LLC and TransMontaigne Partners L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.