Form 10-Q
period 2006-06-30
TransMontaigne Partners L.P.
filed 2006-08-09
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

As of July 24, 2006, there were 3,972,500 shares of the Registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2006, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the six months ended December 31, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Transition Report on Form 10-K filed on March 2, 2006.

TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended June 30, 2006.

•       TransMontaigne Operating GP L.L.C.

•       TransMontaigne Operating Company L.P.

•       Coastal Terminals L.L.C.

•       Razorback L.L.C.

•       TPSI Terminals L.L.C.

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,638	$698
Trade accounts receivable, net	1,748	1,003
Due from TransMontaigne Inc., net	—	1,212
Prepaid expenses and other	1,165	338
	4,551	3,251
Property, plant and equipment, net	123,901	125,884
Other assets, net	1,560	1,901
	$130,012	$131,036
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$1,240	$1,784
Due to TransMontaigne Inc., net	1,314	—
Other accrued liabilities	2,553	1,239
	5,107	3,023
Long-term debt	46,000	28,000
Total liabilities	51,107	31,023
Partners’ equity:
Predecessor equity	—	9,625
Common unitholders	73,949	75,474
Subordinated unitholders	4,662	14,581
General partner interest	294	333
	78,905	100,013
	$130,012	$131,036

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of operations
(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$11,563	$9,687	$23,653	$19,401
Costs and expenses:
Direct operating costs and expenses	(5,823)	(3,710)	(10,518)	(7,769)
Direct general and administrative expenses	(672)	(79)	(1,772)	(79)
Allocated general and administrative expenses	(822)	(700)	(1,634)	(1,400)
Allocated insurance expense	(74)	(83)	(156)	(166)
Depreciation and amortization	(1,790)	(1,601)	(3,732)	(3,110)
Total costs and expenses	(9,181)	(6,173)	(17,812)	(12,524)
Operating income	2,382	3,514	5,841	6,877
Other income (expenses):
Interest income	5	—	8	—
Interest expense	(804)	(167)	(1,501)	(167)
Amortization of deferred debt issuance costs	(46)	(15)	(92)	(15)
Total other expenses	(845)	(182)	(1,585)	(182)
Net earnings	1,537	3,332	4,256	6,695
Less earnings allocable to:
Predecessor	—	(2,359)	—	(5,722)
General partner interest	(31)	(19)	(85)	(19)
Net earnings allocable to limited partners	$1,506	$954	$4,171	$954
Net earnings per limited partners’ unit—basic	$0.21	$0.13	$0.57	$0.13
Net earnings per limited partners’ unit—diluted	$0.21	$0.13	$0.57	$0.13
Weighted average limited partners’ units outstanding—basic	7,272	7,295	7,282	7,295
Weighted average limited partners’ units outstanding—diluted	7,279	7,295	7,283	7,295

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of partners’ equity
Year ended June 30, 2005, six months ended December 31, 2005 and six months ended June 30, 2006
(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2004	$118,657	$—	$—	$—	$—	$118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters’ discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973
Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Acquisition of Mobile terminal by Predecessor	9,153	—	—	—	—	9,153
Net earnings from July 1, 2005 through December 31, 2005	472	3,559	2,975	133	—	7,139
Balance December 31, 2005	9,625	75,474	14,581	333	—	100,013
Distributions and repayments, net	(756)	—	—	—	—	(756)
Contribution of Mobile terminal in exchange for $17.9 million	(8,869)	—	(9,066)	—	—	(17,935)
Distributions to unitholders	—	(3,189)	(2,756)	(124)	—	(6,069)
Amortization of deferred equity-based compensation related to restricted common units	—	430	—	—	—	430
Common units repurchased from TransMontaigne Services Inc.’s employees for withholding taxes	—	(96)	—	—	—	(96)
Repurchase of 31,900 common units by our long-term incentive plan	—	(938)	—	—	—	(938)
Net earnings from January 1, 2006 through June 30, 2006	—	2,268	1,903	85	—	4,256
Balance June 30, 2006	$—	$73,949	$4,662	$294	$—	$78,905

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net earnings	$1,537	$3,332	$4,256	$6,695
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,790	1,601	3,732	3,110
Amortization of deferred equity-based compensation	268	48	430	48
Amortization of deferred debt issuance costs	46	15	92	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(225)	125	(746)	(86)
Due from TransMontaigne Inc., net	1,218	(14)	2,526	(14)
Prepaid expenses and other	(471)	(4)	(826)	102
Trade accounts payable	383	1,100	(544)	384
Other accrued liabilities	618	582	1,316	881
Net cash provided by operating activities	5,164	6,785	10,236	11,135
Cash flows from investing activities:
Acquisition of Mobile terminal	—	—	(17,935)	—
Additions to property, plant and equipment—expansion of facilities	(371)	(952)	(1,005)	(1,452)
Additions to property, plant and equipment—maintain existing facilities	(297)	(615)	(497)	(852)
Net cash (used in) investing activities	(668)	(1,567)	(19,437)	(2,304)
Cash flows from financing activities:
Net borrowings of debt	492	28,307	18,000	28,307
Deferred debt issuance costs	—	(916)	—	(916)
Net proceeds from issuance of common units	—	72,932	—	72,932
Net proceeds from issuance of subordinated units	—	7,945	—	7,945
Distributions paid to unitholders	(3,139)	—	(6,069)	—
Common units repurchased from TransMontaigne Services Inc.’s employees for withholding taxes	(96)	—	(96)	—
Repurchase of common units for long-term incentive plan	(727)	—	(938)	—
Distributions and repayments to TransMontaigne Inc.	—	(113,259)	(756)	(116,860)
Net cash provided by (used in) financing activities	(3,470)	(4,991)	10,141	(8,592)
Increase in cash and cash equivalents	1,026	227	940	239
Cash and cash equivalents at beginning of period	612	14	698	2
Cash and cash equivalents at end of period	$1,638	$241	$1,638	$241
Supplemental disclosures of cash flow information:
Cash paid for interest	$810	$167	$1,445	$167

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

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership (“Partners”), and its majority-owned subsidiaries. The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline operations prior to their contribution by TransMontaigne Inc. to us. The contributed assets and liabilities have been recorded at TransMontaigne Inc.’s carryover basis. At the closing of our initial public offering on May 27, 2005, TransMontaigne Inc. contributed to us seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas. On January 1, 2006, TransMontaigne Inc. contributed to us the Mobile, Alabama terminal (see Note 3 of Notes to consolidated financial statements). These contributions of terminal and pipeline operations by TransMontaigne Inc. to us have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the contributed terminal and pipeline operations since the date they originally were acquired by TransMontaigne Inc. On October 30, 1998, TransMontaigne Inc. acquired the Port Everglades (South) and Tampa terminal operations from Louis Dreyfus Energy Corporation. On February 28, 2003, TransMontaigne Inc. acquired the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation. On August 1, 2005, TransMontaigne Inc. acquired the Mobile terminal operations from Radcliff/Economy Marine Services, Inc. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

(d) Basis of presentation

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative charges were $0.8 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers’ liability, and other insurable risks. The allocated insurance charges were $0.3 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners’ operations.

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

(f) Environmental obligations

At June 30, 2006 and December 31, 2005, we have accrued environmental obligations of approximately $1.1 million and $625,000, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). During the three months ended June 30, 2006 we charged to income approximately $450,000 to increase our estimate of our future environmental remediation obligations due to product that was released at our Mobile terminal facility. The accrued environmental obligations at December 31, 2005 represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the assets contributed to us on May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g) Asset retirement obligations

At June 30, 2006 and December 31, 2005, we have accrued asset retirement obligations of approximately $237,000 and $237,000, respectively, representing our best estimate of our retirement obligations (see Note 8 of Notes to consolidated financial statements). Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The accrued asset retirement obligations at June 30, 2006 and December 31, 2005 represent costs we would incur in the future if we were to close certain terminals and pipelines due to certain state-imposed obligations to close aboveground storage tanks upon abandoning the operations of the related tanks and regulations to safely abandon Federally regulated pipelines. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

(j) Net earnings per limited partners’ unit

Basic earnings per limited partners’ unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partners’ unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of two percent of the earnings allocable to the general partner.

(k) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Net earnings and partners’ equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC.

Omnibus Agreement.   Under our omnibus agreement with TransMontaigne Inc., we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit with respect to our assets. At June 30, 2006, the annual administrative fee payable to TransMontaigne Inc. was approximately $3.4 million. If we acquire or construct additional assets, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our assets. At June 30, 2006 the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.0 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us through May 27, 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the assets contributed to us on May 27, 2005. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our assets, to the extent these liabilities are not subject to TransMontaigne Inc.’s indemnification obligations.

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

Terminaling Services Agreement—Oklahoma City Terminal.   We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenues of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 152,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.’s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

Terminaling Services Agreement—Mobile Terminal.   We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.’s minimum obligations are met. In exchange for TransMontaigne Inc.’s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal.

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

Effective January 1, 2006, we acquired a refined product terminal with approximately 230,000 barrels of aggregate storage capacity in Mobile, Alabama from TransMontaigne Inc. for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The contribution of the Mobile terminal by TransMontaigne Inc. to us has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to its actual contribution to us have been allocated to our predecessor entity TransMontaigne Partners (Predecessor). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets contributed has been reflected in the accompanying consolidated balance sheet and changes in partners’ equity as a reduction of partners’ equity—subordinated units.

The basis of the assets and liabilities of the Mobile terminal are as follows:

	December 31, 2005	August 1, 2005
Trade accounts receivable	$81	$72
Due from TransMontaigne Inc.	748	—
Property, plant and equipment, net	8,869	9,137
Trade accounts payable	(73)	(56)
Predecessor equity	$9,625	$9,153

The results of operations previously reported by us and the combined amounts with the Mobile terminal as if the Mobile terminal had been contributed to us at the date of its acquisition (August 1, 2005) by TransMontaigne Inc. are as follows:

Six months ended December 31, 2005
Revenues:
TransMontaigne Partners	$21,502
Mobile terminal (since August 1, 2005)	1,406
Combined	$22,908
Net earnings:
TransMontaigne Partners	$6,667
Mobile terminal (since August 1, 2005)	472
Combined	$7,139

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

Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Trade accounts receivable	$1,748	$1,003
Less allowance for doubtful accounts	—	—
	$1,748	$1,003

TransMontaigne Inc. accounted for approximately 65% and 61% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 68% and 64% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Marathon Petroleum Company LLC (“Marathon”) and the previous asphalt storage customers accounted for 21% and 24% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and approximately 19% and 24% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. During February 2006, Marathon entered into a new five-year terminaling services agreement for asphalt storage capacity that replaces our previous customer, Gulf Atlantic Refining & Marketing, LP. In April 2005, Trigeant EP, Ltd. assigned its terminaling services contract with us to Gulf Atlantic Refining & Marketing, LP.

(5) PREPAID EXPENSES AND OTHER

Prepaid expenses and other are as follows (in thousands):

	June 30, 2006	December 31, 2005
Reimbursements due from the Federal government	$743	$—
Additive detergent	403	307
Deposits and other assets	19	31
	$1,165	$338

Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our U.S. Gulf Coast terminals.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	June 30, 2006	December 31, 2005
Land	$27,303	$27,303
Terminals, pipelines and equipment	129,161	128,830
Furniture, fixtures and equipment	640	480
Construction in progress	1,272	263
	158,376	156,876
Less accumulated depreciation	(34,475)	(30,992)
	$123,901	$125,884

(7) OTHER ASSETS

Other assets, net are as follows (in thousands):

	June 30, 2006	December 31, 2005
Acquired intangible, net of accumulated amortization of $1,667 and $1,417	$833	$1,083
Deferred debt issuance costs, net of accumulated amortization of $198 and $107	718	809
Deposits and other assets	9	9
	$1,560	$1,901

Acquired intangible represents the right to use the Coastal Fuels trade name through February 28, 2008. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Deferred debt issuance costs are amortized using the effective interest method over the term of the credit facility (see Note 9 of Notes to consolidated financial statements).

(8) OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows (in thousands):

	June 30, 2006	December 31, 2005
Accrued property taxes	$962	$58
Accrued environmental obligations	1,075	625
Customer advances and deposits	171	233
Asset retirement obligations	237	237
Accrued expenses and other	108	86
	$2,553	$1,239

(9) LONG-TERM DEBT

On May 9, 2005, we entered into a $75 million senior secured credit facility. At June 30, 2006 and December 31, 2005, our outstanding borrowings under the credit facility were approximately $46.0 million and $28.0 million, respectively. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $89.8 million at June 30, 2006). At June 30, 2006, we had outstanding letters of credit of approximately $250,000. Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally one, two or three months. The weighted average interest rate on borrowings under our credit facility was 6.6% and 6.3% during the three and six months ended June 30, 2006, respectively. In addition, we pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). At June 30, 2006, we were in compliance with the financial covenants contained in the credit facility.

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We are not a party to that merger agreement. If completed, the merger between TransMontaigne Inc. and Morgan Stanley Capital Group will constitute a “change in control” under the credit facility and, therefore, would require a waiver from the lenders. In the merger agreement with TransMontaigne Inc., Morgan Stanley Capital Group agreed that the parties will not close the transaction unless either a waiver has been received from the lenders or comparable financing has been made available to us. On July 28, 2006 the lenders granted a consent and waiver to permit the proposed merger between TransMontaigne Inc. and Morgan Stanley Capital Group.

(10) LONG-TERM INCENTIVE PLAN

TransMontaigne GP L.L.C. (“TransMontaigne GP”) is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On January 19, 2006, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted units to key employees and non-employee directors of our general partner. As of June 30, 2006, we have repurchased approximately 31,900 common units pursuant to the program.

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

Amortization of deferred equity-based compensation of approximately $0.3 million and $48,000 is included in direct general and administrative expense for the three months ended June 30, 2006 and 2005, respectively. Amortization of deferred equity-based compensation of approximately $0.4 million and $48,000 is included in direct general and administrative expense for the six months ended June 30, 2006 and 2005, respectively.

Distributions paid to holders of restricted common units and restricted phantom units are treated as compensation expense for financial reporting purposes. Included in direct general and administrative expenses for the three months ended June 30, 2006 and 2005, is approximately $77,000 and $nil, respectively, of compensation expense related to distributions paid to holders of restricted units. Included in direct general and administrative expenses for the six months ended June 30, 2006 and 2005, is approximately $125,000 and $nil, respectively, of compensation expense related to distributions paid to holders of restricted units.

(11) COMMITMENTS AND CONTINGENCIES

Operating Leases.   We lease property and equipment under non-cancelable operating leases that extend through April 2021. At June 30, 2006, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2006 (remainder of the year)	$105
2007	208
2008	196
2009	153
2010	111
Thereafter	1,137
$1,910

Rental expense under operating leases was approximately $55,000 and $46,000 for the three months ended June 30, 2006 and 2005, respectively. Rental expense under operating leases was approximately $135,000 and $116,000 for the six months ended June 30, 2006 and 2005, respectively.

(12) NET EARNINGS PER LIMITED PARTNERS’ UNIT

The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic weighted average units	7,272	7,295	7,282	7,295
Dilutive effect of restricted phantom units	7	—	1	—
Diluted weighted average units	7,279	7,295	7,283	7,295

For the three months ended June 30, 2006, we included the dilutive effect of 58,000 restricted phantom units in the computation of diluted net earnings per limited partners’ unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

We exclude potentially dilutive securities from our computation of diluted earnings per limited partners’ unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the three and six months ended June 30, 2006 and 2005.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
U.S. Gulf Coast Terminals:
Throughput and additive injection fees, net	$4,581	$3,076	$10,170	$5,579
Terminaling storage fees	2,724	4,214	5,273	9,001
Pipeline transportation fees	—	—	—	—
Other	2,293	1,093	4,502	2,436
Revenues	9,598	8,383	19,945	17,016
Direct operating costs and expenses	(5,373)	(3,440)	(9,746)	(7,266)
Margins	4,225	4,943	10,199	9,750
Midwest Terminals and Pipeline:
Throughput and additive injection fees, net	844	498	1,613	939
Terminaling storage fees	—	—	—	—
Pipeline transportation fees	661	610	1,255	1,144
Other	460	196	840	302
Revenues	1,965	1,304	3,708	2,385
Direct operating costs and expenses	(450)	(270)	(772)	(503)
Margins	1,515	1,034	2,936	1,882
Total margins	5,740	5,977	13,135	11,632
Direct general and administrative expenses	(672)	(79)	(1,772)	(79)
Allocated general and administrative expenses	(822)	(700)	(1,634)	(1,400)
Allocated insurance expense	(74)	(83)	(156)	(166)
Depreciation and amortization	(1,790)	(1,601)	(3,732)	(3,110)
Operating income	2,382	3,514	5,841	6,877
Other income (expense), net	(845)	(182)	(1,585)	(182)
Net earnings	$1,537	$3,332	$4,256	$6,695

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2006
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,784	$290	$4,074
Revenues from TransMontaigne Inc.	5,814	1,675	7,489
Revenues	$9,598	$1,965	$11,563
Identifiable assets	$114,325	$15,687	$130,012
Capital expenditures	$657	$11	$668

	Three months ended June 30, 2005
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,752	$—	$3,752
Revenues from TransMontaigne Inc.	4,631	1,304	5,935
Revenues	$8,383	$1,304	$9,687
Identifiable assets	$113,074	$9,786	$122,860
Capital expenditures	$1,567	$—	$1,567

	Six months ended June 30, 2006
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$7,060	$591	$7,651
Revenues from TransMontaigne Inc.	12,885	3,117	16,002
Revenues	$19,945	$3,708	$23,653
Identifiable assets	$114,325	$15,687	$130,012
Capital expenditures	$1,453	$49	$1,502

	Six months ended June 30, 2005
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$6,924	$—	$6,924
Revenues from TransMontaigne Inc.	10,092	2,385	12,477
Revenues	$17,016	$2,385	$19,401
Identifiable assets	$113,074	$9,786	$122,860
Capital expenditures	$2,304	$—	$2,304

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2006

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

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group, pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We are not a party to that merger agreement and cannot be certain when such transaction will close, or if it will close at all. If the merger between TransMontaigne Inc. and Morgan Stanley Capital Group is completed, Morgan Stanley Capital Group will also control our operations. We currently cannot predict whether or in what manner Morgan Stanley Capital Group’s control of our general partner will change our operations.

SUBSEQUENT EVENTS

On July 21, 2006, we announced a distribution of $0.43 per unit payable on August 8, 2006 to unitholders of record on July 31, 2006.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,
	2006	2005
Revenues	$11,563	$9,687
Direct operating costs and expenses	$(5,823)	$(3,710)
Operating income	$2,382	$3,514
Net earnings	$1,537	$3,332
Net cash provided by operating activities	$5,164	$6,785
Net cash (used in) investing activities	$(668)	$(1,567)
Net cash (used in) financing activities	$(3,470)	$(4,991)

Revenues.   The revenues for the three months ended June 30, 2006 and 2005, were approximately $11.6 million and $9.7 million, respectively. Effective October 31, 2005, we acquired the Oklahoma City terminal from Magellan Pipeline Company, L.P. for approximately $1.9 million and on January 1, 2006 we acquired the Mobile terminal from TransMontaigne Inc. for approximately $17.9 million. For the three months ended June 30, 2006, the Oklahoma City terminal contributed approximately $0.3 million in revenues and the Mobile terminal contributed approximately $0.9 million in revenues. Our revenues are as follows (in thousands):

	Three months ended June 30,
	2006	2005
Throughput and additive injection fees, net	$5,425	$3,574
Terminaling storage fees	2,724	4,214
Pipeline transportation fees	661	610
Management fees and reimbursed costs	322	126
Other	2,431	1,163
Revenues	$11,563	$9,687

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $5.4 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively. The increase of approximately $1.8 million in throughput and additive injection fees, net for 2006 as compared to 2005 was due principally to approximately $0.9 million from the conversion of the fees charged on heavy oil volumes to a throughput agreement and approximately $0.9 million from the acquisition of the Oklahoma City and Mobile terminals. For the three months ended June 30, 2006 and 2005, we delivered approximately 99,200 barrels and 96,100 barrels per day of light oil throughput volumes, respectively, at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil volumes were approximately $1.4 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, we delivered approximately 25,100 barrels and 31,500 barrels per day, respectively, of heavy oil volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the three months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $5.0 million and $3.5 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $2.7 million and $4.2 million for the three months ended June 30, 2006 and 2005, respectively. The decrease of approximately $1.5 million in terminaling storage fees for 2006 as compared to 2005 was due principally to the conversion of the fees charged on heavy oil volumes from a storage agreement to a throughput agreement.

Included in the terminaling storage fees for the three months ended June 30, 2006 and 2005 are fees charged to TransMontaigne Inc. of approximately $nil and $1.4 million, respectively, for the storage of heavy oil volumes.

Pipeline transportation fees.   For the three months ended June 30, 2006 and 2005, we earned pipeline transportation fees of approximately $0.7 million and $0.6 million, respectively. For the three months ended June 30, 2006 and 2005, we averaged approximately 14,500 barrels and 13,400 barrels per day of transported product on the Razorback Pipeline.

Included in pipeline transportation fees for the three months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.7 million and $0.6 million, respectively.

Management fees and reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. Effective May 27, 2005, we manage and operate on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and receive a management fee from TransMontaigne Inc. For the three months ended June 30, 2006 and 2005, management fees and reimbursed costs were approximately $322,000 and $126,000, respectively.

Included in management fees and reimbursed costs for the three months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.3 million and $91,000, respectively.

Other revenue.   For the three months ended June 30, 2006 and 2005, other revenue was approximately $2.4 million and $1.2 million, respectively. The increase of approximately $1.2 million in other revenue for 2006 as compared to 2005 was due principally to an increase at the Florida facilities of approximately $0.9 million and approximately $0.3 million from the acquisition of the Mobile terminal.

Included in other revenue for the three months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $1.5 million and $0.3 million, respectively.

Direct operating costs and expenses.   For the three months ended June 30, 2006 and 2005, the direct operating costs and expenses of our operations were approximately $5.8 million and $3.7 million, respectively. For the three months ended June 30, 2006, the Oklahoma City terminal contributed approximately $0.1 million in direct operating costs and expenses and the Mobile terminal contributed approximately $0.7 million in direct operating costs and expenses. The direct operating costs and expenses of our operations are as follows (in thousands):

	Three months ended June 30,
	2006	2005
Wages and employee benefits	$1,382	$1,195
Utilities and communication charges	426	237
Repairs and maintenance	1,995	914
Allocated property and casualty insurance costs	186	175
Office, rentals and property taxes	620	490
Vehicles and fuel costs	519	289
Environmental compliance costs	588	117
Other	107	293
Direct operating costs and expenses	$5,823	$3,710

The increase of approximately $2.1 million in direct operating costs and expenses for 2006 as compared to 2005 was due principally to an increase at the Florida facilities and the acquisition of the Oklahoma City and Mobile terminals.

Costs and expenses.   Direct general and administrative expenses for the three months ended June 30, 2006, were approximately $0.7 million, compared to approximately $79,000 for the three months ended June 30, 2005. Direct general and administrative expenses are as follows (in thousands):

	Three months ended June 30,
	2006	2005
Accounting expenses	$91	$—
Legal expenses	145	—
Independent director fees	85	10
Amortization of deferred equity-based compensation	268	48
Compensation expense on distributions paid to holders of restricted units	77	—
Other	6	21
Direct general and administrative expenses	$672	$79

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $0.8 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively.

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

	Three months ended June 30,
	2006	2005
Direct operating costs and expenses	$176	$167
General and administrative expenses	74	83
Total allocated insurance costs	$250	$250

Depreciation and amortization expense for the three months ended June 30, 2006 and 2005, was $1.8 million and $1.6 million, respectively. The increase of approximately $0.2 million in depreciation and amortization expense for 2006 as compared to 2005 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment and the acquisition of the Oklahoma City and Mobile terminals.

Interest expense was approximately $0.8 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, related to borrowings and commitment fees under our senior secured credit facility.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Revenues	$23,653	$19,401
Direct operating costs and expenses	$(10,518)	$(7,769)
Operating income	$5,841	$6,877
Net earnings	$4,256	$6,695
Net cash provided by operating activities	$10,236	$11,135
Net cash (used in) investing activities	$(19,437)	$(2,304)
Net cash provided by (used in) financing activities	$10,141	$(8,592)

Revenues.   The revenues for the six months ended June 30, 2006 and 2005, were approximately $23.7 million and $19.4 million, respectively. Effective October 31, 2005, we acquired the Oklahoma City terminal from Magellan Pipeline Company, L.P. for approximately $1.9 million and on January 1, 2006 we acquired the Mobile terminal from TransMontaigne Inc. for approximately $17.9 million. For the six months ended June 30, 2006, the Oklahoma City terminal contributed approximately $0.6 million in revenues and the Mobile terminal contributed approximately $1.7 million in revenues. Our revenues are as follows (in thousands):

	Six months ended June 30,
	2006	2005
Throughput and additive injection fees, net	$11,783	$6,518
Terminaling storage fees	5,273	9,001
Pipeline transportation fees	1,255	1,144
Management fees and reimbursed costs	631	156
Other	4,711	2,582
Revenues	$23,653	$19,401

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $11.8 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively. The increase of approximately $5.3 million in throughput and additive injection fees, net for 2006 as compared to 2005 was due principally to approximately $2.9 million from the conversion of the fees charged on heavy oil volumes to a throughput agreement and approximately $1.7 million from the acquisition of the Oklahoma City and Mobile terminals. For the six months ended June 30, 2006 and 2005, we delivered approximately 103,700 barrels and 95,300 barrels per day of light oil throughput volumes, respectively, at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil volumes were approximately $3.4 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, we delivered approximately 32,300 barrels and 36,400 barrels per day, respectively, of heavy oil volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the six months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $10.9 million and $6.4 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $5.3 million and $9.0 million for the six months ended June 30, 2006 and 2005, respectively. The decrease of approximately $3.7 million in terminaling storage fees for 2006 as compared to 2005 was due principally to the conversion of the fees charged on heavy oil volumes from a storage agreement to a throughput agreement.

Included in the terminaling storage fees for the six months ended June 30, 2006 and 2005 are fees charged to TransMontaigne Inc. of approximately $nil and $3.9 million, respectively, for the storage of heavy oil volumes.

Pipeline transportation fees.   For the six months ended June 30, 2006 and 2005, we earned pipeline transportation fees of approximately $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2006 and 2005, we averaged approximately 13,900 barrels and 12,600 barrels per day of transported product on the Razorback Pipeline.

Included in pipeline transportation fees for the six months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $1.3 million and $1.1 million, respectively.

Management fees and reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. Effective May 27, 2005, we manage and operate on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and receive a management fee from TransMontaigne Inc. For the six months ended June 30, 2006 and 2005, management fees and reimbursed costs were approximately $631,000 and $156,000, respectively.

Included in management fees and reimbursed costs for the six months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.6 million and $91,000, respectively.

Other revenue.   For the six months ended June 30, 2006 and 2005, other revenue was approximately $4.7 million and $2.6 million, respectively. The increase of approximately $2.1 million in other revenue for 2006 as compared to 2005 was due principally to an increase at the Florida facilities of approximately $1.5 million and approximately $0.6 million from the acquisition of the Mobile terminal.

Included in other revenue for the six months ended June 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $3.2 million and $1.0 million, respectively.

Direct operating costs and expenses.   For the six months ended June 30, 2006 and 2005, the direct operating costs and expenses of our operations were approximately $10.5 million and $7.8 million, respectively. For the six months ended June 30, 2006, the Oklahoma City terminal contributed approximately $0.2 million in direct operating costs and expenses and the Mobile terminal contributed approximately $1.0 million in direct operating costs and expenses. The direct operating costs and expenses of our operations are as follows (in thousands):

	Six months ended June 30,
	2006	2005
Wages and employee benefits	$2,659	$2,444
Utilities and communication charges	845	575
Repairs and maintenance	3,442	2,051
Allocated property and casualty insurance costs	354	342
Office, rentals and property taxes	1,265	1,096
Vehicles and fuel costs	953	609
Environmental compliance costs	720	264
Other	280	388
Direct operating costs and expenses	$10,518	$7,769

The increase of approximately $2.7 million in direct operating costs and expenses for 2006 as compared to 2005 was due principally to an increase at the Florida facilities and the acquisition of the Oklahoma City and Mobile terminals.

Costs and expenses.   Direct general and administrative expenses for the six months ended June 30, 2006, were approximately $1.8 million, compared to approximately $79,000 for the six months ended June 30, 2005. Direct general and administrative expenses are as follows (in thousands):

	Six months ended June 30,
	2006	2005
Accounting expenses	$690	$—
Legal expenses	350	—
Independent director fees	115	10
Amortization of deferred equity-based compensation	430	48
Compensation expense on distributions paid to holders of restricted units	125	—
Other	62	21
Direct general and administrative expenses	$1,772	$79

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $1.6 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

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

	Six months ended June 30,
	2006	2005
Direct operating costs and expenses	$344	$334
General and administrative expenses	156	166
Total allocated insurance costs	$500	$500

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005, was $3.7 million and $3.1 million, respectively. The increase of approximately $0.6 million in depreciation and amortization expense for 2006 as compared to 2005 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment and the acquisition of the Oklahoma City and Mobile terminals.

Interest expense was approximately $1.5 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively, related to borrowings and commitment fees under our senior secured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our distributions to our unitholders, capital expenditures and our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our credit facility and debt and equity offerings.

Capital expenditures, excluding acquisitions, for the three and six months ended June 30, 2006, were approximately $0.7 million and $1.5 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Senior Secured Credit Facility.   On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $89.8 million at June 30, 2006). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions meeting the definition of “permitted acquisitions” which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

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

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We are not a party to that merger agreement. If completed, the merger between TransMontaigne Inc. and Morgan Stanley Capital Group will constitute a “change in control” under the credit facility and, therefore, would require a waiver from the lenders. In the merger agreement with TransMontaigne Inc., Morgan Stanley Capital Group agreed that the parties will not close the transaction unless either a waiver has been received from the lenders or comparable financing has been made available to us. On July 28, 2006 the lenders granted a consent and waiver to permit the proposed merger between TransMontaigne Inc. and Morgan Stanley Capital Group.

The calculation of the “total leverage ratio” and “interest coverage ratio” contained in the credit facility is as follows (amounts in thousands).

	Three Months Ended				Twelve Months Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	June 30, 2006
Financial performance debt covenant test:
Consolidated EBITDA, as stipulated in the credit facility	$6,002	$6,435	$5,566	$4,445	$22,448
Consolidated funded indebtedness					$46,000
Total leverage ratio					2.05	x
Consolidated EBITDA, as stipulated in the credit facility	$5,371	$5,873	$5,566	$4,445	$21,255
Consolidated interest expense	$464	$505	$697	$804	$2,470
Interest coverage ratio					8.61	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$6,002	$6,435	$5,566	$4,445
Less pro forma adjustments related to acquisitions	(631)	(562)	—	—
Consolidated EBITDA for interest coverage ratio	5,371	5,873	5,566	4,445
Interest expense	(464)	(505)	(697)	(804)
Changes in operating assets and liabilities	(5,399)	2,957	203	1,523
Cash flows provided by (used in) operating activities	$(492)	$8,325	$5,072	$5,164

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility will bear interest at a variable rate based on LIBOR or the lender’s base rate. We currently do not manage our exposure to interest rates, but we may in the future. At June 30, 2006, we had outstanding borrowings of $46.0 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2006, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.5 million.

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

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Securities.   The following table covers the purchases of our common units by, or on behalf of, the Partnership during the three months ended June 30, 2006 covered by this report.

Period	Total Number of Common Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs
April	9,300		$29.36	9,300	$715,442
May	8,900		$31.88	8,900	$431,751
June	8,598	(1)	$30.92	5,500	$261,691
	26,798		$30.70	23,700

(1)   3,098 common units were repurchased from employees for withholding taxes as a result of vesting of common units under our Long-Term Incentive Plan (see Note 10 of Notes to consolidated financial statements).

Except where indicated, all repurchases were made in the open market pursuant to a program announced on January 19, 2006 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted units under our Long-Term Incentive Plan to key employees and officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. We anticipate repurchasing annually up to approximately $1.2 million of aggregate market value of our outstanding common units for this purpose. However, there is no guarantee as to the exact number of units or dollar amount that will be repurchased, and the repurchases may be discontinued at any time.

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

Dated August 8, 2006		TRANSMONTAIGNE PARTNERS L.P.
(Registrant)
	By:	/s/ DONALD H. ANDERSON
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

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.