Form 10-Q
period 2006-09-30
TransMontaigne Partners L.P.
filed 2006-11-08
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

As of October 31, 2006, there were 3,972,500 units of the Registrant’s Common Limited Partner Units outstanding.

TABLE OF CONTENTS

		Page No.
	Part I. Financial Information
Item 1.	Unaudited Consolidated Financial Statements	4
	Consolidated balance sheets as of September 30, 2006 and December 31, 2005	5
	Consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005	6
	Consolidated statements of partners’ equity for the year ended June 30, 2005, six months ended December 31, 2005 and nine months ended September 30, 2006	7
	Consolidated statements of cash flows for the three and nine months ended September 30, 2006 and 2005	8
	Notes to consolidated financial statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	Part II. Other Information
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

•       certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations; “

•       any statements contained herein or therein regarding the prospects for our business or any of our services;

•       any statements preceded by, followed by or that include the words “may,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continues,” “estimates,” “plans,” “targets,” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

•       other statements contained herein or therein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report in Part II. Other Information under the heading “Item 1A. Risk Factors.”

Part I. Financial Information

ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2006, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the six months ended December 31, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Transition Report on Form 10-K filed on March 2, 2006.

TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended September 30, 2006.

•       TransMontaigne Operating GP L.L.C.

•       TransMontaigne Operating Company L.P.

•       Coastal Terminals L.L.C.

•       Razorback L.L.C.

•       TPSI Terminals L.L.C.

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(In thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$299	$698
Trade accounts receivable, net	2,305	1,003
Due from TransMontaigne Inc., net	3,715	1,212
Prepaid expenses and other	1,050	338
	7,369	3,251
Property, plant and equipment, net	122,484	125,884
Other assets, net	1,389	1,901
	$131,242	$131,036
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$1,280	$1,784
Other accrued liabilities	2,874	1,239
	4,154	3,023
Long-term debt	49,997	28,000
Total liabilities	54,151	31,023
Partners’ equity:
Predecessor equity	—	9,625
Common unitholders	74,310	75,474
Subordinated unitholders	2,580	14,581
General partner interest	201	333
	77,091	100,013
	$131,242	$131,036

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$11,420	$10,967	$35,073	$30,368
Costs and expenses:
Direct operating costs and expenses	(5,442)	(3,974)	(15,960)	(11,743)
Direct general and administrative expenses	(3,761)	(595)	(5,533)	(674)
Allocated general and administrative expenses	(843)	(775)	(2,477)	(2,175)
Allocated insurance expense	(91)	(67)	(247)	(233)
Depreciation and amortization	(1,806)	(1,674)	(5,538)	(4,784)
Total costs and expenses	(11,943)	(7,085)	(29,755)	(19,609)
Operating income (loss)	(523)	3,882	5,318	10,759
Other income (expenses):
Interest income	10	1	18	1
Interest expense	(901)	(464)	(2,402)	(631)
Amortization of deferred debt issuance costs	(46)	(46)	(138)	(61)
Total other expenses	(937)	(509)	(2,522)	(691)
Net earnings (loss)	(1,460)	3,373	2,796	10,068
Less (earnings) loss allocable to:
Predecessor	—	(247)	—	(5,969)
General partner interest	29	(63)	(56)	(82)
Net earnings (loss) allocable to limited partners	$(1,431)	$3,063	$2,740	$4,017
Net earnings (loss) per limited partners’ unit—basic	$(0.20)	$0.42	$0.38	$0.55
Net earnings (loss) per limited partners’ unit—diluted	$(0.20)	$0.42	$0.38	$0.55
Weighted average limited partners’ units outstanding—basic	7,273	7,295	7,279	7,295
Weighted average limited partners’ units outstanding—diluted	7,273	7,295	7,284	7,295

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity

Year ended June 30, 2005, six months ended December 31, 2005 and nine months ended September 30, 2006

(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2004	$118,657	$—	$—	$—	$—	$118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters’ discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973
Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Acquisition of Mobile terminal by Predecessor	9,153	—	—	—	—	9,153
Net earnings from July 1, 2005 through December 31, 2005	472	3,559	2,975	133	—	7,139
Balance December 31, 2005	9,625	75,474	14,581	333	—	100,013
Distributions and repayments, net	(756)	—	—	—	—	(756)
Contribution of Mobile terminal in exchange for $17.9 million	(8,869)	—	(9,066)	—	—	(17,935)
Distributions to unitholders	—	(4,843)	(4,186)	(188)	—	(9,217)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.’s employees for withholding taxes	—	(538)	—	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	—	(1,140)
Net earnings from January 1, 2006 through September 30, 2006	—	1,489	1,251	56	—	2,796
Balance September 30, 2006	$—	$74,310	$2,580	$201	$—	$77,091

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(1,460)	$3,373	$2,796	$10,068
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,806	1,674	5,538	4,784
Amortization of deferred equity-based compensation	180	168	610	216
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	3,258	—	3,258	—
Amortization of deferred debt issuance costs	46	46	138	61
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(558)	(520)	(1,302)	(606)
Due from TransMontaigne Inc., net	(5,029)	(4,328)	(2,503)	(4,342)
Prepaid expenses and other	115	22	(712)	124
Trade accounts payable	39	(1,214)	(504)	(830)
Other accrued liabilities	321	287	1,635	1,168
Net cash (used in) provided by operating activities	(1,282)	(492)	8,954	10,643
Cash flows from investing activities:
Acquisition of Mobile terminal	—	—	(17,935)	—
Additions to property, plant and equipment—expansion of facilities	(207)	(441)	(1,212)	(1,893)
Additions to property, plant and equipment—maintain existing facilities	(344)	(127)	(841)	(979)
Reimbursement of costs incurred to maintain certain tank capacity at our Port Everglades (South) terminal	289	—	289	—
Net cash (used in) investing activities	(262)	(568)	(19,699)	(2,872)
Cash flows from financing activities:
Net borrowings of debt	3,997	2,693	21,997	31,000
Deferred debt issuance costs	—	—	—	(916)
Net proceeds from issuance of common units	—		—	72,932
Net proceeds from issuance of subordinated units	—		—	7,945
Distributions paid to unitholders	(3,148)	(1,099)	(9,217)	(1,099)
Common units repurchased from TransMontaigne Services Inc.’s employees for withholding taxes	(442)	—	(538)	—
Repurchase of common units for long-term incentive plan	(202)	—	(1,140)	—
Net distributions and repayments to TransMontaigne Inc.	—	—	(756)	(116,860)
Net cash provided by (used in) financing activities	205	1,594	10,346	(6,998)
Increase (decrease) in cash and cash equivalents	(1,339)	534	(399)	773
Cash and cash equivalents at beginning of period	1,638	241	698	2
Cash and cash equivalents at end of period	$299	$775	$299	$775
Supplemental disclosures of cash flow information:
Cash paid for interest	$719	$430	$2,164	$597

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the six months ended December 31, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Transition Report on Form 10-K filed on March 2, 2006.

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

(d) Basis of presentation

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative charges were $0.8 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property casualty, pollution, automobile, directors and officers’ liability, and other insurable risks. The allocated insurance charges were $0.3 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners’ operations.

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

(f) Environmental obligations

At September 30, 2006 and December 31, 2005, we have accrued environmental obligations of approximately $745,000 and $625,000, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). During the nine months ended September 30, 2006 we made payments of approximately $330,000 towards our environmental remediation obligations. During the nine months ended September 30, 2006 we charged to income approximately $450,000 to increase our estimate of our future environmental remediation obligations due to product that was released at our Mobile terminal facility. The accrued environmental obligations at December 31, 2005 represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

On October 3, 2006, we incurred a release of approximately 1,600 barrels of gasoline at our Rogers, Arkansas terminal facility due to human error. We currently estimate that we will incur an uninsured loss and future environmental remediation costs of less than $0.7 million to remediate this matter. During the three months ending December 31, 2006 we will charge to income approximately $0.7 million to increase our estimate of our future environmental remediation obligations due to the product that was released at our Rogers terminal facility.

TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the assets contributed to us on May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g) Asset retirement obligations

At September 30, 2006 and December 31, 2005, we have accrued asset retirement obligations of approximately $330,000 and $237,000, respectively, representing our best estimate of our retirement obligations (see Note 8 of Notes to consolidated financial statements). Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The accrued asset retirement obligations represent costs we would incur in the future if we were to close certain terminals and pipelines due to certain state-imposed obligations to close aboveground storage tanks upon abandoning the operations of the related tanks and regulations to safely abandon Federally regulated pipelines. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

Compensation cost is recognized over the service period on a straight-line basis. On September 1, 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), resulting in the acceleration of vesting of all outstanding restricted phantom units and restricted common units.

(i) Income taxes

No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

(j) Net earnings (loss) per limited partners’ unit

Basic earnings (loss) per limited partners’ unit is computed by dividing net earnings (loss) allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings (loss) per limited partners’ unit is computed by dividing net earnings (loss) allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings (loss) allocable to limited partners are net of two percent of the earnings (loss) allocable to the general partner.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC.

Omnibus Agreement.   Under our omnibus agreement with TransMontaigne Inc., we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit with respect to our assets. At September 30, 2006, the annual administrative fee payable to TransMontaigne Inc. was approximately $3.4 million. If we acquire or construct additional assets, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our assets. At September 30, 2006 the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.0 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

Effective September 1, 2006, we are responsible for all refined product losses and we are entitled to all product gains at our Florida terminals. Prior to September 1, 2006, we were responsible for all refined product losses in excess of 0.10% of the refined product we received from TransMontaigne Inc. at our Florida terminals; we were entitled to all product gains, including 0.10% of the refined product we received from TransMontaigne Inc. at our Florida terminals.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located along the U.S. Gulf Coast and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended September 30, 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $75,000.

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Trade accounts receivable	$2,380	$1,003
Less allowance for doubtful accounts	(75)	—
	$2,305	$1,003

TransMontaigne Inc. accounted for approximately 66% and 68% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and approximately 67% and 66% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Marathon Petroleum Company LLC (“Marathon”) and the previous asphalt storage customers accounted for 20% and 20% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and approximately 19% and 23% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. During February 2006, Marathon entered into a new five-year terminaling services agreement for asphalt storage capacity that replaces our previous customer, Gulf Atlantic Refining & Marketing, LP.

(5)          PREPAID EXPENSES AND OTHER

Prepaid expenses and other are as follows (in thousands):

	September 30, 2006	December 31, 2005
Reimbursements due from the Federal government	$558	$—
Additive detergent	452	307
Deposits and other assets	40	31
	$1,050	$338

Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our U.S. Gulf Coast terminals.

(6)          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	September 30, 2006	December 31, 2005
Land	$27,303	$27,303
Terminals, pipelines and equipment	129,030	128,830
Furniture, fixtures and equipment	649	480
Construction in progress	1,657	263
	158,639	156,876
Less accumulated depreciation	(36,155)	(30,992)
	$122,484	$125,884

(7)          OTHER ASSETS

Other assets, net are as follows (in thousands):

	September 30, 2006	December 31, 2005
Acquired intangible, net of accumulated amortization of $1,792 and $1,417	$708	$1,083
Deferred debt issuance costs, net of accumulated amortization of $244 and $107	672	809
Deposits and other assets	9	9
	$1,389	$1,901

Acquired intangible represents the right to use the Coastal Fuels trade name through February 28, 2008. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Deferred debt issuance costs are amortized using the effective interest method over the term of the credit facility (see Note 9 of Notes to consolidated financial statements).

(8)          OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows (in thousands):

	September 30, 2006	December 31, 2005
Accrued property taxes	$1,398	$58
Accrued environmental obligations	745	625
Customer advances and deposits	134	233
Asset retirement obligations	330	237
Interest payable	264	26
Accrued expenses and other	3	60
	$2,874	$1,239

(9)          LONG-TERM DEBT

On May 9, 2005, we entered into a $75 million senior secured credit facility. At September 30, 2006 and December 31, 2005, our outstanding borrowings under the credit facility were approximately $50.0 million and $28.0 million, respectively. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $84.7 million at September 30, 2006). At September 30, 2006, we had outstanding letters of credit of approximately $230,000. Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally one, two or three months. The weighted average interest rate on borrowings under our credit facility was 7.0% and 6.5% during the three and nine months ended September 30, 2006, respectively. In addition, we pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). At September 30, 2006, we were in compliance with the financial covenants contained in the credit facility.

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group, pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We were not a party to that merger agreement. The merger between TransMontaigne Inc. and Morgan Stanley Capital Group closed on September 1, 2006, and constituted a “change in control” under our credit facility requiring a waiver from the lenders. On July 28, 2006 the lenders granted a consent and waiver to permit the proposed merger between TransMontaigne Inc. and Morgan Stanley Capital Group.

(10)   LONG-TERM INCENTIVE PLAN

TransMontaigne GP L.L.C. (“TransMontaigne GP”) is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of September 30, 2006, 170,395 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On January 19, 2006, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted units to key employees and non-employee directors of our general partner. As of September 30, 2006, we have repurchased approximately 38,400 common units pursuant to the program. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued.

On March 31, 2006, TransMontaigne Services Inc. granted 58,000 restricted phantom units to its key employees and executive officers, and non-employee directors of our general partner. On May 27, 2005, TransMontaigne Services Inc. granted 120,000 restricted common units to its key employees and executive officers, and non-employee directors of our general partner. We recognized deferred equity-based compensation of approximately $1.7 million and $2.6 million associated with the March 2006 and May 2005 grants, respectively.

Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units granted to employees and executive officers, and non-employee directors of our general partner vest upon a change in control of TransMontaigne Inc. On September 1, 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all outstanding restricted phantom units and restricted common units. Amortization of deferred equity-based compensation of approximately $3.4 million and $168,000 is included in direct general and administrative expense for the three months ended September 30, 2006 and 2005, respectively. Amortization of deferred equity-based compensation of approximately $3.9 million and $216,000 is included in direct general and administrative expense for the nine months ended September 30, 2006 and 2005, respectively.

Distributions paid to holders of restricted common units and restricted phantom units are treated as compensation expense for financial reporting purposes. Included in direct general and administrative expenses for the three months ended September 30, 2006 and 2005, is approximately $63,000 and $18,000, respectively, of compensation expense related to distributions paid to holders of restricted units. Included in direct general and administrative expenses for the nine months ended September 30, 2006 and 2005, is approximately $188,000 and $18,000, respectively, of compensation expense related to distributions paid to holders of restricted units.

(11)   COMMITMENTS AND CONTINGENCIES

Operating Leases.   We lease property and equipment under non-cancelable operating leases that extend through April 2021. At September 30, 2006, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2006 (remainder of the year)	$52
2007	208
2008	196
2009	153
2010	111
Thereafter	1,137
$1,857

Rental expense under operating leases was approximately $80,000 and $70,000 for the three months ended September 30, 2006 and 2005, respectively. Rental expense under operating leases was approximately $235,000 and $186,000 for the nine months ended September 30, 2006 and 2005, respectively.

(12)   NET EARNINGS (LOSS) PER LIMITED PARTNERS’ UNIT

The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average units	7,273	7,295	7,279	7,295
Dilutive effect of restricted phantom units	—	—	5	—
Diluted weighted average units	7,273	7,295	7,284	7,295

For the nine months ended September 30, 2006, we included the dilutive effect of 58,000 restricted phantom units, prior to their vesting on September 1, 2006, in the computation of diluted net earnings per limited partners’ unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

We exclude potentially dilutive securities from our computation of diluted earnings per limited partners’ unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the three months ended September 30, 2006 and three and nine months ended September 30, 2005.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
U.S. Gulf Coast Terminals:
Throughput and additive injection fees, net	$4,695	$5,039	$14,889	$10,618
Terminaling storage fees	2,755	2,610	8,028	11,611
Pipeline transportation fees	—	—	—	—
Other	2,278	1,835	6,756	4,271
Revenues	9,728	9,484	29,673	26,500
Direct operating costs and expenses	(4,982)	(3,563)	(14,728)	(10,829)
Margins	4,746	5,921	14,945	15,671
Midwest Terminals and Pipeline:
Throughput and additive injection fees, net	736	520	2,349	1,459
Terminaling storage fees	—	—	—	—
Pipeline transportation fees	580	633	1,835	1,777
Other	376	330	1,216	632
Revenues	1,692	1,483	5,400	3,868
Direct operating costs and expenses	(460)	(411)	(1,232)	(914)
Margins	1,232	1,072	4,168	2,954
Total margins	5,978	6,993	19,113	18,625
Direct general and administrative expenses	(3,761)	(595)	(5,533)	(674)
Allocated general and administrative expenses	(843)	(775)	(2,477)	(2,175)
Allocated insurance expense	(91)	(67)	(247)	(233)
Depreciation and amortization	(1,806)	(1,674)	(5,538)	(4,784)
Operating income (loss)	(523)	3,882	5,318	10,759
Other income (expense), net	(937)	(509)	(2,522)	(691)
Net earnings (loss)	$(1,460)	$3,373	$2,796	$10,068

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2006
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,617	$293	$3,910
Revenues from TransMontaigne Inc.	6,111	1,399	7,510
Revenues	$9,728	$1,692	$11,420
Identifiable assets	$113,546	$17,696	$131,242
Capital expenditures	$531	$20	$551

	Three months ended September 30, 2005
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$3,513	$—	$3,513
Revenues from TransMontaigne Inc.	5,971	1,483	7,454
Revenues	$9,484	$1,483	$10,967
Identifiable assets	$121,530	$11,223	$132,753
Capital expenditures	$568	$—	$568

	Nine months ended September 30, 2006
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$10,714	$884	$11,598
Revenues from TransMontaigne Inc.	18,959	4,516	23,475
Revenues	$29,673	$5,400	$35,073
Identifiable assets	$113,546	$17,696	$131,242
Capital expenditures	$1,984	$69	$2,053

	Nine months ended September 30, 2005
	U.S. Gulf Coast Terminals	Midwest Terminals and Pipeline	Total
Revenues from external customers	$10,437	$—	$10,437
Revenues from TransMontaigne Inc.	16,063	3,868	19,931
Revenues	$26,500	$3,868	$30,368
Identifiable assets	$121,530	$11,223	$132,753
Capital expenditures	$2,872	$—	$2,872

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Effective January 1, 2006, we acquired a refined product terminal in Mobile, Alabama from TransMontaigne Inc. in exchange for approximately $17.9 million.

On January 19, 2006, we announced a distribution of $0.40 per unit payable on February 8, 2006 to unitholders of record on January 31, 2006.

On January 19, 2006, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership’s Long-Term Incentive Plan to key employees and executive officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. On September 1, 2006 TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all restricted phantom units and restricted common stock. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued.

On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon Petroleum Company LLC (“Marathon”) regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement with Gulf Atlantic Operations LLC (“Gulf Atlantic”) for the utilization of this asphalt storage capacity has been amended to allow for cancellations coinciding with the effective dates within the terminaling services agreement with Marathon. Effective May 1, 2006, our terminaling services agreement with Gulf Atlantic expired. The change from Gulf Atlantic to Marathon did not have a material impact on our results of operations or cash flows.

On April 19, 2006, we announced a distribution of $0.43 per unit payable on May 9, 2006 to unitholders of record on April 28, 2006.

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group, pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We were not a party to that merger agreement. The merger between TransMontaigne Inc. and Morgan Stanley Capital Group was completed on September 1, 2006, and Morgan Stanley Capital Group now controls our operations. We currently cannot predict whether or in what manner Morgan Stanley Capital Group’s control of our general partner will change our operations.

On July 21, 2006, we announced a distribution of $0.43 per unit payable on August 8, 2006 to unitholders of record on July 31, 2006.

Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. The impact on the statement of operations and cash flows is not expected to be significant. We will continue to retain a loss allowance on product receipts at our Mobile and Midwest terminals.

SUBSEQUENT EVENTS

On October 19, 2006, we announced a distribution of $0.43 per unit payable on November 7, 2006 to unitholders of record on October 31, 2006.

On October 3, 2006, we incurred a release of approximately 1,600 barrels of gasoline at our Rogers, Arkansas terminal facility due to human error. We currently estimate that we will incur an uninsured loss and future environmental remediation costs of less than $0.7 million to remediate this matter.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Revenues	$11,420	$10,967
Direct operating costs and expenses	$(5,442)	$(3,974)
Operating income (loss)	$(523)	$3,882
Net earnings (loss)	$(1,460)	$3,373
Net cash (used in) operating activities	$(1,282)	$(492)
Net cash (used in) investing activities	$(262)	$(568)
Net cash provided by financing activities	$205	$1,594

Revenues.   For the three months ended September 30, 2006 and 2005, revenues were approximately $11.4 million and $11.0 million, respectively. Effective October 31, 2005, we acquired the Oklahoma City terminal from Magellan Pipeline Company, L.P. for approximately $1.9 million, and on January 1, 2006, we acquired the Mobile terminal from TransMontaigne Inc. for approximately $17.9 million. TransMontaigne Inc. acquired the Mobile terminal from Radcliff on August 1, 2005. For the three months ended September 30, 2006, the Oklahoma City terminal contributed approximately $0.3 million in revenues. For the three months ended September 30, 2006 and 2005, the Mobile terminal contributed revenues of approximately $1.0 million and $0.6 million, respectively. Our revenues are as follows (in thousands):

	Three months ended September 30,
	2006	2005
Throughput and additive injection fees, net	$5,431	$5,559
Terminaling storage fees	2,755	2,610
Pipeline transportation fees	580	633
Management fees and reimbursed costs	263	312
Other	2,391	1,853
Revenues	$11,420	$10,967

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $5.4 million and $5.6 million for the three months ended September 30, 2006 and 2005, respectively. The decrease of approximately $0.2 million in throughput and additive injection fees, net for 2006 as compared to 2005 was due principally to a reduction in revenues of approximately $0.5 million resulting from a decline in light and heavy oil volumes offset by an increase of approximately $0.3 million from the acquisition of the Oklahoma City terminal. For the three months ended September 30, 2006 and 2005, we delivered approximately 92,600 barrels and 97,600 barrels per day, respectively, of light oil throughput volumes for TransMontaigne Inc. at our terminals.

For the three months ended September 30, 2006 and 2005, we delivered approximately 22,200 barrels and 32,900 barrels per day, respectively, of heavy oil volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the three months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $5.0 million and $5.4 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $2.8 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively. The increase of approximately $0.2 million in terminaling storage fees for 2006 as compared to 2005 was due primarily to contract escalations with existing storage customers and addition of a new storage customer during October 2005.

Pipeline transportation fees.   For the three months ended September 30, 2006 and 2005, we earned pipeline transportation fees of approximately $0.6 million and $0.6 million, respectively. For the three months ended September 30, 2006 and 2005, we averaged approximately 12,600 barrels and 13,800 barrels per day, respectively, of transported product on the Razorback Pipeline for TransMontaigne Inc.

Included in pipeline transportation fees for the three months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $0.6 million and $0.6 million, respectively.

Management fees and reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate certain tank capacity owned by a utility was terminated. For the three months ended September 30, 2006 and 2005, management fees and reimbursed costs were approximately $263,000 and $312,000, respectively.

Included in management fees and reimbursed costs for the three months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $202,000 and $275,000, respectively.

Other revenue.   For the three months ended September 30, 2006 and 2005, other revenue was approximately $2.4 million and $1.9 million, respectively. The increase of approximately $0.5 million in other revenue for 2006 as compared to 2005 was due principally to an increase at the Florida facilities of approximately $0.1 million and approximately $0.4 million from the acquisition of the Mobile terminal.

Included in other revenue for the three months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $1.7 million and $1.1 million, respectively.

Direct operating costs and expenses.   For the three months ended September 30, 2006 and 2005, the direct operating costs and expenses of our operations were approximately $5.4 million and $4.0 million, respectively. For the three months ended September 30, 2006, the Oklahoma City terminal contributed approximately $0.1 million in direct operating costs and expenses. For the three months ended September 30, 2006 and 2005, the Mobile terminal contributed direct operating costs and expenses of approximately $0.3 million and $0.1 million, respectively. The direct operating costs and expenses of our operations are as follows (in thousands):

	Three months ended September 30,
	2006	2005
Wages and employee benefits	$1,254	$1,347
Utilities and communication charges	473	343
Repairs and maintenance	1,981	867
Allocated property and casualty insurance costs	159	183
Office, rentals and property taxes	612	556
Vehicles and fuel costs	474	355
Environmental compliance costs	292	202
Other	197	121
Direct operating costs and expenses	$5,442	$3,974

The increase of approximately $1.5 million in direct operating costs and expenses for 2006 as compared to 2005 was due principally to an increase of approximately $1.2 million at the Florida facilities and approximately $0.3 million associated with the acquisition of the Oklahoma City and Mobile terminals.

Costs and expenses.   For the three months ended September 30, 2006 and 2005, direct general and administrative expenses were approximately $3.8 million and $0.6 million, respectively. Direct general and administrative expenses are as follows (in thousands):

	Three months ended September 30,
	2006	2005
Accounting expenses	$34	$165
Legal expenses	66	201
Independent director fees and investor relations expenses	67	30
Amortization of deferred equity-based compensation	180	168
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	3,258	—
Compensation expense on distributions paid to holders of restricted units	63	18
Provision for potentially uncollectible accounts receivable	75	—
Other	18	13
Direct general and administrative expenses	$3,761	$595

On September 1, 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all outstanding restricted phantom units and restricted common units.

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $0.8 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively.

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

	Three months ended September 30,
	2006	2005
Direct operating costs and expenses	$159	$183
General and administrative expenses	91	67
Total allocated insurance costs	$250	$250

Depreciation and amortization expense for the three months ended September 30, 2006 and 2005, was $1.8 million and $1.7 million, respectively. The increase of approximately $0.1 million in depreciation and amortization expense for 2006 as compared to 2005 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment and the acquisition of the Oklahoma City and Mobile terminals.

Interest expense was approximately $0.9 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, related to borrowings and commitment fees under our senior secured credit facility.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Revenues	$35,073	$30,368
Direct operating costs and expenses	$(15,960)	$(11,743)
Operating income	$5,318	$10,759
Net earnings	$2,796	$10,068
Net cash provided by operating activities	$8,954	$10,643
Net cash (used in) investing activities	$(19,699)	$(2,872)
Net cash provided by (used in) financing activities	$10,346	$(6,998)

Revenues.   For the nine months ended September 30, 2006 and 2005, revenues were approximately $35.1 million and $30.4 million, respectively. Effective October 31, 2005, we acquired the Oklahoma City terminal from Magellan Pipeline Company, L.P. for approximately $1.9 million and, on January 1, 2006, we acquired the Mobile terminal from TransMontaigne Inc. for approximately $17.9 million. TransMontaigne Inc. acquired the Mobile terminal from Radcliff on August 1, 2005. For the nine months ended September 30, 2006, the Oklahoma City terminal contributed approximately $0.9 million in revenues. For the nine months ended September 30, 2006 and 2005, the Mobile terminal contributed revenues of approximately $2.8 million and $0.6 million, respectively. Our revenues are as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Throughput and additive injection fees, net	$17,238	$12,077
Terminaling storage fees	8,028	11,611
Pipeline transportation fees	1,835	1,777
Management fees and reimbursed costs	894	468
Other	7,078	4,435
Revenues	$35,073	$30,368

Throughput and additive injection fees, net.   Terminal throughput and additive injection fees, net were approximately $17.2 million and $12.1 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of approximately $5.1 million in throughput and additive injection fees, net for 2006 as compared to 2005 was due principally to approximately $2.7 million from the conversion of the fees charged on heavy oil volumes to a throughput agreement and approximately $2.1 million from the acquisition of the Oklahoma City and Mobile terminals. For the nine months ended September 30, 2006 and 2005, we delivered approximately 99,500 barrels and 96,100 barrels per day, respectively, of light oil throughput volumes for TransMontaigne Inc. at our terminals.

The terminaling services agreement with TransMontaigne Inc. converted the fees charged on heavy oil volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil volumes were approximately $5.1 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, we delivered approximately 28,900 barrels and 30,800 barrels per day, respectively, of heavy oil volumes for TransMontaigne Inc. at our terminals.

Included in the throughput and additive injection fees, net for the nine months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $15.9 million and $11.8 million, respectively.

Terminaling storage fees.   Terminaling storage fees were approximately $8.0 million and $11.6 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease of approximately $3.6 million in terminaling storage fees for 2006 as compared to 2005 was due principally to the conversion of the fees charged on heavy oil volumes from a storage agreement to a throughput agreement.

Included in the terminaling storage fees for the nine months ended September 30, 2006 and 2005 are fees charged to TransMontaigne Inc. of approximately $nil and $4.0 million, respectively, for the storage of heavy oil volumes.

Pipeline transportation fees.   For the nine months ended September 30, 2006 and 2005, we earned pipeline transportation fees of approximately $1.8 million and $1.8 million, respectively. For the nine months ended September 30, 2006 and 2005, we averaged approximately 13,400 barrels and 13,000 barrels per day, respectively, of transported product on the Razorback Pipeline for TransMontaigne Inc.

Included in pipeline transportation fees for the nine months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $1.8 million and $1.8 million, respectively.

Management fees and reimbursed costs.   We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate certain tank capacity owned by a utility was terminated. For the nine months ended September 30, 2006 and 2005, management fees and reimbursed costs were approximately $894,000 and $468,000, respectively.

Included in management fees and reimbursed costs for the nine months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $756,000 and $367,000, respectively.

Other revenue.   For the nine months ended September 30, 2006 and 2005, other revenue was approximately $7.1 million and $4.4 million, respectively. The increase of approximately $2.7 million in other revenue for 2006 as compared to 2005 was due principally to an increase at the Florida facilities of approximately $1.6 million and approximately $1.1 million from the acquisition of the Mobile terminal.

Included in other revenue for the nine months ended September 30, 2006 and 2005, are fees charged to TransMontaigne Inc. of approximately $5.0 million and $2.1 million, respectively.

Direct operating costs and expenses.   For the nine months ended September 30, 2006 and 2005, the direct operating costs and expenses of our operations were approximately $16.0 million and $11.7 million, respectively. For the nine months ended September 30, 2006, the Oklahoma City terminal contributed approximately $0.3 million in direct operating costs and expenses. For the nine months ended September 30, 2006 and 2005, the Mobile terminal contributed direct operating costs and expenses of approximately $1.3 million and $0.1 million, respectively. The direct operating costs and expenses of our operations are as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Wages and employee benefits	$3,913	$3,791
Utilities and communication charges	1,318	918
Repairs and maintenance	5,423	2,918
Allocated property and casualty insurance costs	513	525
Office, rentals and property taxes	1,877	1,652
Vehicles and fuel costs	1,427	964
Environmental compliance costs	1,012	466
Other	477	509
Direct operating costs and expenses	$15,960	$11,743

The increase of approximately $4.2 million in direct operating costs and expenses for 2006 as compared to 2005 was due principally to an increase of approximately $2.7 million at the Florida facilities and approximately $1.5 million associated with the acquisition of the Oklahoma City and Mobile terminals.

Costs and expenses.   For the nine months ended September 30, 2006 and 2005, direct general and administrative expenses were approximately $5.5 million and $0.7 million, respectively. Direct general and administrative expenses are as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Accounting expenses	$724	$165
Legal expenses	416	201
Independent director fees and investor relations expenses	182	40
Amortization of deferred equity-based compensation	610	216
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	3,258	—
Compensation expense on distributions paid to holders of restricted units	188	18
Provision for potentially uncollectible accounts receivable	75	—
Other	80	34
Direct general and administrative expenses	$5,533	$674

On September 1, 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all outstanding restricted phantom units and restricted common units.

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

	Nine months ended September 30,
	2006	2005
Direct operating costs and expenses	$503	$517
General and administrative expenses	247	233
Total allocated insurance costs	$750	$750

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005, was $5.5 million and $4.8 million, respectively. The increase of approximately $0.7 million in depreciation and amortization expense for 2006 as compared to 2005 was due principally to depreciation and amortization expense on current year additions to property, plant, and equipment and the acquisition of the Oklahoma City and Mobile terminals.

Interest expense was approximately $2.4 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively, related to borrowings and commitment fees under our senior secured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our distributions to our unitholders, capital expenditures and our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our credit facility and debt and equity offerings.

Capital expenditures, excluding acquisitions, for the three and nine months ended September 30, 2006, were approximately $0.6 million and $2.1 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Senior Secured Credit Facility.   On May 9, 2005, we entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $84.7 million at September 30, 2006). Borrowings under the credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. In addition, we will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the credit facility are secured by a lien on our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for our real property located in Florida. The terms of the credit facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions meeting the definition of “permitted acquisitions” which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $15,000,000; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc. provided that any cash consideration is not obtained from borrowings under the credit facility; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained herein after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

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

On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group, pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc., would be acquired. We were not a party to that merger agreement. The merger between TransMontaigne Inc. and Morgan Stanley Capital Group closed on September 1, 2006, and constituted a “change in control” under the credit facility requiring a waiver from the lenders. On July 28, 2006 the lenders granted a consent and waiver to permit the proposed merger between TransMontaigne Inc. and Morgan Stanley Capital Group.

The calculation of the “total leverage ratio” and “interest coverage ratio” contained in the credit facility is as follows (amounts in thousands).

	Three Months Ended				Twelve Months Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	September 30, 2006
Financial performance debt covenant test:
Consolidated EBITDA for total leverage ratio, as stipulated in the credit facility	$6,435	$5,566	$4,445	$4,731	$21,177
Consolidated funded indebtedness					$49,997
Total leverage ratio					2.36	x
Consolidated EBITDA for interest coverage ratio, as stipulated in the credit facility	$5,873	$5,566	$4,445	$4,731	$20,615
Consolidated interest expense	$505	$697	$804	$901	$2,907
Interest coverage ratio					7.09	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$6,435	$5,566	$4,445	$4,731
Less pro forma adjustments related to acquisitions	(562)	—	—	—
Consolidated EBITDA for interest coverage ratio	5,873	5,566	4,445	4,731
Interest expense	(505)	(697)	(804)	(901)
Changes in operating assets and liabilities	2,957	203	1,523	(5,112)
Cash flows provided by (used in) operating activities	$8,325	$5,072	$5,164	$(1,282)

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We currently do not manage our exposure to interest rates, but we may in the future. At September 30, 2006, we had outstanding borrowings of $50.0 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2006, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.5 million.

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

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Securities.   The following table covers the purchases of our common units by, or on behalf of, the Partnership during the three months ended September 30, 2006 covered by this report.

Period	Total Number of Common Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs
July	—		$—	—	$261,691
August	4,800		$31.03	4,800	$112,343
September	16,161	(1)	$30.61	1,700	$59,506
	20,961		$30.70	6,500

(1)          14,461 common units were repurchased from employees for withholding taxes as a result of vesting of common units under our Long-Term Incentive Plan (see Note 10 of Notes to consolidated financial statements).

Except where indicated, all repurchases were made in the open market pursuant to a program announced on January 19, 2006 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted units under our Long-Term Incentive Plan to key employees and officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. As of September 30, 2006, we have repurchased approximately $1.1 million of aggregate market value of our outstanding common units for this purpose, exclusive of approximately $0.5 million for common units repurchased from employees for withholding taxes. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued and we do not anticipate any repurchases through the remainder of the year ended December 31, 2006. We have made no determination with respect to repurchases of outstanding common units for periods thereafter.

ITEM 6.                EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 8, 2006	Transmontaigne Partners L.P.
(Registrant)

	By:	/s/ RANDALL J. LARSON
Randall J. Larson
Chief Executive Officer, Chief Financial
Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.