Form 10-K
period 2006-12-31
TransMontaigne Partners L.P.
filed 2007-03-16
CIK 1319229

Use these links to rapidly review the document
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period            to

Commission File Number 001-32505

TRANSMONTAIGNE PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	34-2037221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated Filer ☐            Accelerated Filer ☒            Non-accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        The aggregate market value of common limited partner units held by non-affiliates of the Registrant was $120,601,600.

        The aggregate market value was computed by reference to the last sale price ($32.00 per common unit) of the Registrant's common limited partner units on the New York Stock Exchange on March 2, 2007.

        The number of the registrant's common limited partner units outstanding on March 2, 2007 was 3,972,500.

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
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risks
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
9A.	Controls and Procedures
9B.	Other Information
Part III
10.	Directors, Executive Officers of Our General Partner and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accountant Fees and Services
Part IV
15.	Exhibits, Financial Statement Schedules

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unitholder Information" "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

  •
  any statements contained in this annual report regarding the prospects for our business or any of our services or our ability to pay distributions;

  •
  any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled," or similar expressions; and

  •
  other statements contained in this annual report regarding matters that are not historical facts.

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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors," that could cause actual results to differ materially from our expectations include, but are not limited to:

  •
  a reduction in revenues from any of our significant customers upon which we rely for a substantial majority of our revenues;

  •
  debt levels and restrictions in our debt agreements that may limit our operational flexibility;

  •
  the impact on our facilities or operations of extreme weather conditions, such as hurricanes, and other events, such as terrorist attacks or war and costs associated with environmental compliance and remediation;

  •
  failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements, or our failure to secure comparable alternative arrangements;

  •
  the continued creditworthiness of, and performance by our significant customers;

  •
  the availability of acquisition opportunities and successful integration and future performance of acquired facilities;

  •
  timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;

  •
  conflicts of interest and the limited fiduciary duties of our general partner, which is controlled by TransMontaigne Inc.;

  •
  our failure to avoid federal income taxation as a corporation or the imposition of state level taxation; and

  •
  the impact of current and future laws and governmental regulations, general economic, market or business conditions;

        We do not intend to update these forward-looking statements except as required by law.

Part I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

        TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc. We commenced operations upon the closing of our initial public offering on May 27, 2005. Effective December 31, 2005, we changed our year end for financial and tax reporting purposes from June 30 to December 31. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Denver, Colorado 80202; our telephone number is (303) 672-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P., our wholly-owned and controlled operating limited partnerships and their subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, TransMontaigne Partners and subsidiaries of TransMontaigne Partners.

        We are a refined petroleum products terminaling and transportation company with operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc. We handle light refined products, heavy refined products, crude oil, chemicals and fertilizers. Light refined products include gasolines, distillates and jet fuels, and heavy refined products include residual fuel oils and asphalt. We do not purchase or market products that we handle or transport. Therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., which we refer to as Morgan Stanley Capital Group, acquired all of the issued and outstanding capital stock of TransMontaigne Inc. As a result, Morgan Stanley, which is the parent company of Morgan Stanley Capital Group, became the indirect owner of 100% of our general partner. The following diagram depicts our current organization and structure.

Morgan Stanley
(Also holds 450,000 Subordinated Units,
6.0% Limited Partner Interest in TransMontaigne Partners L.P.)
100%
Morgan Stanley Capital Group Inc.
100%
TransMontaigne Inc.
Public Unitholders
3,972,500 Common Units
100% Ownership Interest
100% Ownership Interest
TransMontaigne Services Inc.
≈ 53.3% Limited Partner Interest
100% Ownership Interest
TransMontaigne Product Services Inc. and other subsidiaries
2,872,266 Subordinated Units
TransMontaigne GP L.L.C.
(the General Partner)
148,873 General Partner Units
Incentive Distribution Rights
≈ 38.6% Limited Partner Interest
2% General Partner Interest
TransMontaigne Partners L.P.
(the Partnership)
TransMontaigne Operating GP L.L.C.
99.999% Limited Partner Interest
0.001% General Partner Interest
TransMontaigne Operating Company L.P.
100% Ownership Interest
Operating Subsidiaries

        TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. relies on us to provide substantially all of the integrated terminaling services it requires to support its operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest.

        Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities markets including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group engages in trading both physical commodities, like refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. Morgan Stanley Capital Group has also made acquisitions, including the acquisition of TransMontaigne Inc., that complement Morgan Stanley's commodity trading activities.

        Our existing facilities are located in four geographic regions, which we refer to as our Gulf Coast, Brownsville, River and Midwest facilities.

  •
  Gulf Coast. Our Gulf Coast facilities consist of eight refined product terminals, seven of which are located in Florida and one of which is located in Mobile, Alabama, with approximately 5.8 million barrels of aggregate active storage capacity.

  •
  Brownsville. Our Brownsville terminal complex in Brownsville, Texas, has approximately 2.2 million barrels of aggregate active storage capacity. This includes a liquefied petroleum gas terminaling facility with aggregate active storage capacity of approximately 15,000 barrels. We operate a bi-directional refined products pipeline for PMI Trading Limited, or PMI, for deliveries to and from Mexico.

  •
  River. Our River facilities are comprised of 12 refined product terminals located along the Mississippi and Ohio rivers with approximately 2.7 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility in Baton Rouge, Louisiana that is interconnected to the Colonial Pipeline.

  •
  Midwest. Our Midwest facilities consist of a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline; and three refined product terminals with approximately 561,000 barrels of aggregate active storage capacity.

RECENT ACQUISITIONS

        On December 29, 2006, we acquired the River and Brownsville facilities from TransMontaigne Inc. for an aggregate purchase price of $135 million. We financed the acquisition of the River and Brownsville facilities through additional borrowings under our amended and restated senior secured credit agreement. The acquisition was approved by the conflicts committee of the board of directors of our general partner.

        On January 1, 2006, we acquired a refined product terminal in Mobile, Alabama from TransMontaigne Inc. for approximately $17.9 million.

INDUSTRY OVERVIEW

        Refined product terminaling and pipeline transportation companies, such as TransMontaigne Partners, facilitate the movement of refined products to consumers around the country. Consumption of refined products in the United States exceeds domestic production, which necessitates the importing of refined products from other countries. Moreover, a substantial majority of the petroleum product refining that occurs in the United States is concentrated in the Gulf Coast region, which necessitates the transportation of domestic product to other areas, such as the East Coast, Florida, Midwest and West Coast regions of the country. Terminaling and pipeline transportation companies receive, store, blend, treat and distribute refined products, both domestic and imported, as they are transported from refineries to retailers and end-users.

        Refining.    Refineries in the Gulf Coast region refine crude oil into various "light oils" and "heavy oils." Light oils include gasolines and distillates, such as diesel fuels, heating oils and jet fuels. Heavy oils include residual fuel oils and asphalt. These products have various characteristics, such as sulfur content, octane level, Reid-vapor pressure and other chemical characteristics. Refined petroleum products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being "fungible." The refined products initially are stored at the refineries' own terminal facilities. The refineries owned by major oil companies then schedule for delivery some of their product output to satisfy their own retail delivery obligations, at branded gasoline stations, for example, and sell the remainder of their product output to independent marketing and distribution companies or traders, such as TransMontaigne Inc. and Morgan Stanley Capital Group, for resale. The major refineries typically prefer to sell their excess product to independent marketing and distribution companies rather than to other refineries and integrated oil companies, which are their primary competitors.

        Transportation.    For an independent distribution and marketing company, such as TransMontaigne Inc. to distribute product in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a terminal.

        Product is transported to marine terminals, such as our Gulf Coast terminals and Baton Rouge, Louisiana dock facility, by tankers or barges. Because there are economies of scale in transporting products by vessel, marine terminals with larger storage capacities for various commodities have the ability to offer their customers lower per-barrel freight costs to a greater extent than do terminals with smaller storage capacities.

        Product reaches inland terminals, such as our Mt. Vernon, Rogers and Oklahoma City terminals, by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the Federal Energy Regulatory Commission, or FERC, or state authorities. These pipelines ship product in batches, with each batch generally consisting of fungible product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of fungible product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

        At both inland and marine terminals, the various refined petroleum products are segregated and stored in tanks. Because the characteristics of gasoline are required to be changed at least twice per year in many locations to meet government regulations, regular unleaded gasoline produced for winter cannot be stored in a tank together with regular unleaded gasoline produced for summer.

        Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various products in different compartments. The driver swipes a magnetic card that identifies the customer purchasing the product, the carrier and the driver as well as the products to be pumped into the truck.

A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, the credit of the customer and confirms the customer is within product allocation limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the product to the truck. As product is being loaded into the truck, additives are injected into products, including all gasolines, to conform to government specifications and individual customer requirements. If a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Approximately one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

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

OUR OPERATIONS

        Our existing terminal facilities are located in the United States along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers and in the Midwest. We use our terminaling facilities to, among other things:

  •
  receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those products to the tanks located at our terminals;

  •
  store the refined products in our tanks for our customers;

  •
  monitor the volume of the refined products stored in our tanks;

  •
  distribute the refined products out of our terminals in small lots or truckloads via the truck racks and other distribution equipment located at our terminals, including pipelines;

  •
  heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process; and

  •
  operate and manage for PMI a 17-mile bi-directional refined products pipeline that connects our Brownsville terminal complex to a terminal facility located in Matamoros, Tamaulipas, Mexico.

        We derive revenues from our refined product terminals by charging fees for providing the following integrated terminaling and related services: throughput and additive injection fees based on the volume of product distributed at a contracted rate per barrel, terminaling storage fees based on a per barrel of storage capacity per month, and ancillary services including heating and mixing of stored products, product transfer services, and product gains and losses arising from the terminaling services agreements with our customers. We generate revenues at the Razorback Pipeline by charging a tariff regulated by FERC, based on the volume of product transported and the distance from the origin point to the delivery point. We also generate management fees associated with the bi-directional refined products pipeline that we manage and operate for PMI on a cost-plus basis.

        TransMontaigne Inc. and Marathon Petroleum Company LLC, which we refer to as Marathon, are the principal customers at our Florida and Midwest facilities, TransMontaigne Inc. is our principal customer at our Midwest facilities and our principal customers at our Brownsville and River facilities include: Valero Energy Corporation and its affiliates, which we refer to as Valero, Morgan Stanley Capital Group and PMI. Financial information for each reportable segment is included in Note 15 of the Notes to consolidated financial Statements in Item 8 of this annual report.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2006 are as follows:

Locations	Active Storage Capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades—North	1,614,000
Port Everglades—South	378,000	(1)
Jacksonville	271,000
Cape Canaveral	727,000
Port Manatee	1,385,000
Fisher Island	672,000
Tampa	496,000
Mobile, AL	235,000

Gulf Coast Total	5,778,000

Midwest Facilities
Rogers and Mt. Vernon (aggregate amounts)	404,000
Oklahoma City	157,000

Midwest Total	561,000

Brownsville, Texas Terminal Complex	2,215,000

River Facilities
Arkansas City, AR	769,000
Evansville, IN	218,000
New Albany, IN	201,000
Greater Cincinnati, KY	200,000
Henderson, KY	133,000
Louisville, KY	181,000
Owensboro, KY	145,000
Paducah, KY Complex	288,000
Baton Rouge Dock	—
Greenville, MS (Clay Street)	150,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,708,000

TOTAL CAPACITY	11,262,000

(1)
Reflects our ownership interest net of CITGO Petroleum Corporation's ownership interest in certain tank capacity.

        Brownsville Operations.    At our Brownsville terminal facilities, we handle a large volume of liquid product movements between Mexico and south Texas including refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, third parties engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from waterborne vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

        We also operate and maintain a 17-mile bi-directional refined products pipeline owned by PMI. The pipeline connects our Brownsville terminal complex to a terminal facility located in Matamoros, Tamuligas, Mexico, approximately seven miles from the United States-Mexico border. The pipeline can accommodate natural gas liquids and refined petroleum products. We operate and manage the pipeline for PMI on a "cost-plus" basis under which we are reimbursed for our expenses and earn a fee equal to a fixed percentage of the costs we incur.

        The customers we serve at our Brownsville terminal complex consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined petroleum products, waxes and industrial chemicals. Our principal customers are Morgan Stanley Capital Group and PMI.

        Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to companies engaged in the distribution and marketing of refined products and crude oil, and the United States government. Our Gulf Coast terminals receive refined products from waterborne vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal receives product by rail and truck as well as barge. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute refined products by pipeline at our Port Everglades and Tampa terminals and by rail at our Port Everglades (North) and Jacksonville terminals. Our Port Everglades (South) terminal is connected by pipeline to our Port Everglades (North) terminal. CITGO Petroleum Corporation retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We operate the Port Everglades (South) terminal, and we are reimbursed by CITGO for a share of our expenses. Our Mobile, Alabama terminal facility receives and distributes refined product by truck and barge.

        The principal customers at our Gulf Coast facilities are TransMontaigne Inc. and Marathon. The customers TransMontaigne Inc. serves from our Gulf Coast terminals consist principally of wholesale and retail marketers of refined products, cruise ships, an electric utility and industrial and commercial end-users. The principal products that we handle at our Gulf Coast terminals are light refined products, heavy refined products and crude oil.

        River Operations.    Our River facilities include twelve refined product terminals along the Mississippi and Ohio rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle refined products, including gasolines and distillates, and fertilizer on behalf of, and provide integrated terminaling services to companies engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our River terminals receive refined products from waterborne vessels on behalf of our customers. We distribute products primarily by truck and waterborne vessels. Our principal customer at our River facilities is Valero.

        Midwest Terminals and Pipeline Operations.    In Missouri and Arkansas we own and operate the Razorback Pipeline and terminals in Rogers, Arkansas, at the terminus of the pipeline, and Mt. Vernon, Missouri, at the origin of the pipeline. We also own and operate a terminal facility at Oklahoma City, Oklahoma. The Razorback Pipeline is a 67 mile, 8-inch diameter interstate common carrier pipeline that transports light oil refined product on behalf of TransMontaigne Inc. from our terminal at Mt. Vernon, Missouri, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to our terminal at Rogers, Arkansas. The Razorback Pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback Pipeline. TransMontaigne Inc. currently is the only shipper on the Razorback Pipeline. TransMontaigne Inc. markets gasolines and distillates from the facilities to wholesale and retail marketers of refined products.

        Our Oklahoma City terminal receives gasolines and distillates from the Magellan pipeline for delivery via our truck rack to a major oil company's customers for redistribution to locations throughout the Oklahoma City region.

BUSINESS STRATEGIES

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers. We generate revenues from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of product transported in the Razorback Pipeline. We have long-term terminaling services agreements with Marathon, Morgan Stanley Capital Group, PMI, TransMontaigne Inc. and Valero. Based on our terminaling services contracts in effect at March 1, 2007, we have minimum revenue commitments from our customers of approximately $50 million for the year ending December 31, 2007. We expect that our actual revenues for the year ending December 31, 2007 will be higher because of throughput agreements with customers that do not contain minimum revenue commitments and because our customers often use other services we provide that are separate from the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, and the long-term nature of our contracts with many of our customers will provide us with stable cash flows.

        Pursue strategic and accretive acquisitions in new and existing markets.    We plan to pursue acquisitions from third parties of petroleum product terminaling and transportation facilities that are complementary to those we currently own. We also may purchase facilities outside our existing area of operations. In many cases, we would expect to pursue these acquisitions jointly with TransMontaigne Inc. and Morgan Stanley Capital Group. We also have the right under the omnibus agreement to purchase certain facilities TransMontaigne Inc. purchases or constructs in the future, subject to the negotiation of satisfactory terms and obtaining required consents. We expect that TransMontaigne Inc. will operate the facilities it offers to us pursuant to the omnibus agreement for a period of up to two years, during which time TransMontaigne Inc.'s marketing operations will seek to increase the utilization of the facilities as well as its knowledge of the areas in which the facilities operate. We believe we will benefit from TransMontaigne Inc.'s operation of such facilities because we anticipate TransMontaigne Inc. will be more likely to enter into a long-term terminaling services agreement that includes a minimum revenue commitment with us once it has gained greater operating and market knowledge with respect to the facilities. In light of the recent industry trend of large energy companies divesting their distribution and logistic assets, we believe there will continue to be significant acquisition opportunities.

        We believe that our affiliation with TransMontaigne Inc. and Morgan Stanley Capital Group will provide us with a competitive advantage in situations where potential acquisition candidates have an element of commodity price risk inherent in their operations. We expect to be able to pursue such acquisitions jointly with TransMontaigne Inc. and Morgan Stanley Capital Group in a manner that minimizes commodity price exposure to us. In these circumstances, TransMontaigne Inc. or Morgan Stanley Capital Group may assume most or all of the direct commodity price exposure inherent in the acquired business and incorporate these risks into their overall trading, distribution and marketing operations. We currently have no direct commodity price risk because we do not own any of the products throughput at our terminals or transported on the pipelines we own or manage.

        Maximize the benefits of our relationship with TransMontaigne Inc. and Morgan Stanley Capital Group. We believe that our exclusive options with TransMontaigne Inc. to purchase additional refined product terminals, and our affiliation with Morgan Stanley Capital Group, will provide us opportunities to acquire additional terminaling and transportation facilities and expand our operations in a manner that allows us to achieve substantial utilization of our facilities because of the strategic fit between our infrastructure with Morgan Stanley Capital Group's global supply capabilities and TransMontaigne Inc.'s marketing business. In addition, our relationship with TransMontaigne Inc. and Morgan Stanley Capital Group will provide us with access to a significant pool of management talent and strong relationships throughout the energy industry that we intend to utilize to implement our strategies. TransMontaigne Inc. and Morgan Stanley Capital Group intend to utilize us as the primary growth vehicle for their terminaling and transportation business and to support their physical trading and delivery businesses. As a result, we expect to have the opportunity to participate with TransMontaigne Inc. and Morgan Stanley Capital Group in considering transactions that we would not be able to pursue on our own.

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base and we will consider constructing new refined product terminals and expanding existing terminal capacity where product demand is expected to increase. In addition, for markets served by waterborne terminals, larger terminal capacity can help significantly reduce freight costs for our customers because they can bring in larger shipments on a single vessel. As a result, we are actively examining our opportunities to expand our active storage capacity at our Gulf Coast terminals. We have been approved to expand the storage capacity at our Port Everglades terminal complex facilities by approximately 1.4 million barrels. We will continue to evaluate adding new tanks or bringing out-of-service tankage into commercial service in order to meet increasing demand for integrated terminaling services.

COMPETITIVE STRENGTHS

        We believe we are well-positioned to successfully execute our business strategies using the following competitive strengths:

        We benefit from the strategic fit between our operations and the operations of Morgan Stanley Capital Group and TransMontaigne Inc. Morgan Stanley is a leading global energy trading company with extensive trading activities focused on the energy markets, including crude oil and refined petroleum products. Morgan Stanley Capital Group's trading and risk management activities cover a broad spectrum of the energy industry with extensive resources dedicated to refined product supply and transportation. TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers and industrial and commercial end users delivering approximately 300,000 barrels per day. These operations of Morgan Stanley Capital Group and TransMontaigne Inc. fit strategically with our broad geographical terminal and transportation distribution capability. Our long-term terminaling service agreements with TransMontaigne Inc. and Morgan Stanley Capital Group, enable them to support their refined product supply, risk management and marketing businesses and, at the same time, provide us with steady revenues and help ensure that our facilities are more fully utilized.

        Our relationships with TransMontaigne Inc., including our exclusive options to purchase additional refined product terminals, and with Morgan Stanley Capital Group enhance our ability to make strategic acquisitions. Our exclusive options offer us an attractive means of expanding our asset base by allowing us to purchase from TransMontaigne Inc. additional refined product terminals that complement our existing operations. The facilities subject to the options support TransMontaigne Inc.'s marketing operations and Morgan Stanley Capital Group's trading activities, thereby allowing us to achieve substantial utilization of the facilities. In addition, TransMontaigne Inc. generally is required to offer us the opportunity to buy terminal and transportation facilities it purchases or constructs in the future. In connection with any purchase of terminaling and transportation facilities from TransMontaigne Inc., we expect to have the opportunity to negotiate an appropriate terminaling services agreement with TransMontaigne Inc. relating to the new facilities. We believe the value of any terminaling facilities we acquire will be enhanced if we can concurrently obtain a long-term terminaling services agreement with TransMontaigne Inc. or Morgan Stanley Capital Group and, therefore, our efforts to make strategic acquisitions will be improved by our ability to jointly pursue these acquisitions with TransMontaigne Inc. and Morgan Stanley Capital Group.

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

        The terminaling services agreements we have with TransMontaigne Inc. and other significant customers will provide us with predictable cash flows. We are well-positioned to execute our strategy of expanding our asset base because our existing operations generate predictable revenues. We have a high occupancy rate of our storage capacity, which enables us to focus on expanding existing terminal capacities and acquiring additional terminal capacity for our current and future customers. A detailed discussion of the terms of several of our significant terminaling services agreements is provided below under "—Significant Customer Relationships—Terminaling Services Agreements."

        Our geographical diversification allows us to provide customers with broad geographical presence to meet their needs. With the addition of the Brownsville terminal complex and the River facilities, we have significantly increased the geographic distribution of our terminals. Brownsville is the primary point of receipt and delivery for refined petroleum products and other chemicals between the United States and Mexico. Our Brownsville terminal complex handles a variety of products in addition to refined petroleum products, such as: liquefied petroleum gas, or LPG, naphtha, wax, fertilizer and chemicals. The River facilities significantly expand our terminal facilities outside of the Gulf Coast and the Midwest. As a result, we are able to provide more services to customers in more areas, and to serve customers that were not operating in our prior geographic areas.

        Through TransMontaigne Inc. and Morgan Stanley Capital Group, our general partner has access to a knowledgeable management team with significant experience in the energy industry and in executing acquisition and expansion strategies. The members of our general partner's management team have significant experience with regard to the implementation of acquisition, operating and growth strategies in many facets of the energy industry, including crude oil marketing and transportation; natural gas and natural gas liquid gathering, processing, transportation and marketing; propane storage, transportation and marketing; and refined petroleum product storage, transportation and marketing. Over the course of their respective careers, members of our general partner's management team have established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business through both acquisition and internal expansion. In addition, through our affiliation with Morgan Stanley Capital Group, we have strong relationships throughout the energy industry.

COMPETITION

        We face competition from other terminals and pipelines that may be able to supply our customers with refined product integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Conoco Phillips, Exxon Mobil Corporation, Amerada Hess Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan Midstream Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC, Murphy Oil Corporation, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., Valero L.P. and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

  •
  price competition from terminal and transportation companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

  •
  the perception that another company can provide better service; and

  •
  the availability of alternative supply points, or supply points located closer to our customers' operations.

        We also compete with national, regional and local terminal and transportation companies for acquisition and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

SIGNIFICANT CUSTOMER RELATIONSHIPS

        We have several significant customer relationships that we expect to continue to derive the substantial majority of our revenues from for the foreseeable future. These relationships include:

Customer	Location
TransMontaigne Inc.	Gulf Coast, Midwest and Brownsville, Texas facilities
Morgan Stanley Capital Group	Brownsville, Texas facilities
Valero	River and Brownsville, Texas facilities
Marathon	Gulf Coast and River facilities
PMI	Brownsville, Texas facilities

Our Relationship With TransMontaigne Inc. And Morgan Stanley Capital Group

        General. A significant portion of our business is devoted to providing integrated terminaling and transportation services to TransMontaigne Inc. Pursuant to the terms of our terminaling services agreement with TransMontaigne Inc., we expect to continue to derive a substantial portion of our revenues from TransMontaigne Inc. for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. At December 31, 2006, TransMontaigne Inc. owned 26 refined product terminals, of which 24 terminals are subject to our exclusive options to purchase, 14 tug boats and 20 barges, a hydrant system in Port Everglades, and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined petroleum products through contract and rack spot sales in the physical markets, and providing related value-added fuel procurement and supply chain management services. On September 1, 2006, a wholly-owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding common stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their indirect ownership of approximately 44.6% limited partner interest and a 2% general partner interest.

        Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities markets including crude oil and refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group has been actively trading crude oil and products for over 20 years and on a daily basis trades millions of barrels of physical crude oil and refined petroleum products and exchange-traded and over-the-counter crude oil and refined petroleum product derivative instruments. Morgan Stanley Capital Group also invests as principal in acquisitions, including the acquisition of TransMontaigne Inc., that complement Morgan Stanley's commodity trading activities. Morgan Stanley Capital Group has substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia.

        Exclusive Options to Purchase Additional Refined Product Terminals.    TransMontaigne Inc. has granted us an exclusive option to purchase its refined product terminals located at various points along the Plantation and Colonial pipeline corridors, which extend from the Gulf Coast through the Southeast and Mid-Atlantic regions, with a current aggregate active storage capacity of approximately 8.5 million barrels. The option with respect to the terminals along the Plantation and Colonial pipeline corridors will be exercisable for one year beginning in December 2007.

        The exercise of the option will be subject to the negotiation of a purchase price and a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of the holders of TransMontaigne Inc.'s credit facilities or governmental consents.

        The exercise price would be determined according to a process in which, within 45 days of our notification that we wish to exercise the option, TransMontaigne Inc. would propose to our general partner the terms on which it would be willing to sell the terminals, including the terms of a terminaling services agreement. Within 45 days after TransMontaigne Inc.'s delivery of its proposed terms, we would propose a cash purchase price for the terminals. If we cannot agree on a purchase price after negotiating in good faith for 60 days, TransMontaigne Inc. would have the right to seek an alternative purchaser willing to pay at least 105% of the purchase price we proposed; if an alternative transaction on such terms has not been consummated within six months, we would have the right to purchase the terminals at the price we originally proposed. If we do not exercise this right, TransMontaigne Inc. would be free to retain or sell the facilities without restriction.

        TransMontaigne Inc. also has offered to sell us tangible assets it acquires or constructs in the future. These circumstances are discussed in greater detail under "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement; Obligation to Offer to Sell Acquired or Constructed Assets."

Terminaling Services Agreements

        Terminaling Services Agreement Relating to Gulf Coast (Florida) and Midwest Facilities.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Florida and Midwest terminals that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Florida and Midwest terminals and transport on the Razorback Pipeline a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per quarter, or $20 million per year. TransMontaigne Inc.'s minimum revenue commitment applies only to the Florida terminals and Midwest terminals acquired by us on May 27, 2005, and may not be spread among facilities we subsequently acquire. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met.

        Gulf Coast (Mobile) Terminaling Services Agreement.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal certain minimum volumes of refined products that will result in minimum revenues to us of $2.1 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met.

        Asphalt Terminaling Services Agreement.    On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement became effective February 20, 2006 at our Jacksonville and Port Manatee, Florida facilities and on May 1, 2006 at our Cape Canaveral and Port Everglades, Florida facilities. Concurrently with the effective dates of the Marathon Agreement, our prior agreement with our former asphalt customer for the use of this storage capacity expired.

        River Facilities Terminaling Services Agreement.    We have a terminaling services agreement with Valero that will expire on April 1, 2013. Pursuant to the terminaling services agreement, we agreed to provide Valero with approximately 1.0 million barrels of light oil storage capacity at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals. Valero also has a right to match any third-party offer to use or lease any new or converted light oil petroleum product storage capacity that we put into commercial service at any of the terminals subject to the agreement. If Valero fails to exercise its right to match, it has the right to terminate the agreement in its entirety or with respect to the applicable terminal.

        Brownsville LPG Terminaling Services Agreement.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville terminal that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our terminals certain minimum volumes of natural gas liquids that will result in minimum revenues to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,700 barrels of storage capacity at our Brownsville, Texas terminal complex.

        PMI Terminaling Services Agreements.    We have five (5) terminaling services agreements with PMI relating to our Brownsville facilities that, if not renewed, will expire between May 31, 2007 and June 30, 2016. Under these agreements, PMI agreed to throughput and store at our terminals certain minimum volumes of diesel, gasoline, natural gasoline, distillate, and naphtha liquids. We also manage and operate a 17-mile bi-directional pipeline on behalf of PMI on a cost-plus basis.

        Morgan Stanley Capital Group Terminaling Services Agreement.    On November 1, 2006, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Brownsville facilities that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenues to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Oklahoma City Terminaling Services Agreement.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The agreement provides that TransMontaigne Inc. agrees to throughput certain minimum volumes of refined product that will result in minimum revenues to us of $0.8 million per year. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

        Other Terminaling Services Agreements.    We also have terminaling service agreements with other customers at our terminal facilities for throughput and storage of refined petroleum products, LPGs and other products. These agreements include various minimum throughput commitments, storage commitments and other terms, including duration, that we negotiate on a case-by-case basis.

TERMINALS AND PIPELINE CONTROL OPERATIONS

        The pipelines we own or operate are operated via geosynchronous satellite, microwave, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

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

        Despite these controls, during the year ended December 31, 2006, two unrelated releases of product (gasoline and fuel oil, respectively) resulted in aggregate unreimbursed environmental remediation costs and product losses of approximately $1.2 million. Each was due to human error and did not involve any system malfunctions. We have analyzed the causes of these accidents and have taken steps designed to reduce the likelihood of similar events in the future.

SAFETY AND MAINTENANCE

        We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems.

        We monitor the structural integrity of selected segments of our Razorback Pipeline, which we own, and the bi-directional refined products pipeline that we operate and maintain on behalf of PMI through a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the Department of Transportation, or DOT, required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We internally tested the Razorback Pipeline in 2004 and have completed all necessary repairs and maintenance.

        Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along the Razorback Pipeline and the bi-directional refined products pipeline that we manage for PMI. Employees participate in simulated spill deployment exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that the pipelines we own and manage have been constructed and are maintained in all material respects in accordance with applicable federal, state, and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT, and accepted industry practice.

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

SAFETY REGULATION

        We are subject to regulation by the United States Department of Transportation under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act or HLPSA, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations and also to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with these HLPSA regulations.

        The United States Department of Transportation Office of Pipeline Safety, or OPS, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe that we are in material compliance with these OPS regulations.

        We also are subject to OPS regulation for High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigative measures exist. Through this program, we evaluated a range of threats to each pipeline segment's integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. The complete baseline assessment of all segments must be performed by February 17, 2009, with intermediate compliance deadlines prior to that date. We have completed baseline assessments for all segments.

        Our terminals also are subject to various state regulations regarding our storage of refined product in aboveground storage tanks. These regulations require, among other things, registration of tanks, financial assurances and inspection and testing, consistent with the standards established by the American Petroleum Institute. We have completed baseline assessments for all of the segments and believe that we are in material compliance with these aboveground storage tank regulations.

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

        During 2006, two unrelated releases of product at our facilities, each of which was caused by human error and did not involve any system malfunctions, resulted in approximately $1.2 million in unreimbursed environmental remediation costs and product losses. Remediation has been completed on one site, while assessment and remediation is ongoing at the second site pursuant to a remediation plan negotiated with the state environmental agency overseeing the remediation project.

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

        Contamination resulting from spills or releases of refined petroleum products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the facilities we own as a result of past operations, we believe any such contamination can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

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

        We do not have any terminal location that discharges any type of process wastewater to the environment. We are, however, subject to various types of storm water discharge requirements at our terminals. The EPA has adopted regulations that require us to obtain permits to discharge certain storm water run-off. Storm water discharge permits also may be required by certain states in which we operate. Such permits may require us to monitor and sample the effluent from our operations. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

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

        In connection with its acquisition of five Florida terminals from an affiliate of El Paso Corporation, TransMontaigne Inc. agreed to assume responsibility for known environmental conditions at the acquired terminals. TransMontaigne Inc. currently is undertaking, or evaluating the need for, remediation of subsurface hydrocarbon contamination at the acquired Florida terminals. The total cost for remediating the contamination at these acquired terminal locations currently is estimated by TransMontaigne Inc. to be between $2.9 million and $5.0 million. TransMontaigne Inc.'s activities are being administered by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. believes that it is eligible to receive state reimbursement of the majority of the costs associated with the remediation of the acquired sites. As such, TransMontaigne Inc. believes that its share of the total liability after state reimbursement, as estimated by it, is between $0.9 million and $3.0 million. Costs incurred to remediate existing contamination at the Florida terminals historically owned by TransMontaigne Inc. have been, and are expected in the future to be, insignificant.

        Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminals and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million and has no obligation to indemnify us for aggregate losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations (see "Item 13. Certain Relationships and Related Transactions—Omnibus Agreement; Indemnification").

        Under the purchase agreement for the refined product terminal in Mobile, Alabama, TransMontaigne Inc. agreed to indemnify us through December 2008, against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006.

        Under the purchase agreement for the Brownsville and River facilities, TransMontaigne Inc. agreed to indemnify us through December 2011, against certain potential environmental liabilities associated with the operation of the Brownsville and River facilities that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006.

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

        The insurance covers all of our facilities in amounts that we consider to be reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The events of September 11, 2001, and their overall effect on the insurance industry have adversely impacted the availability and cost of coverage. Due to these events, insurers have excluded acts of terrorism and sabotage from our insurance policies.

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

TARIFF REGULATION

        The Razorback Pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, is an interstate petroleum products pipeline and is subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. The bi-directional refined products pipeline that we manage for PMI is not interstate and, therefore, is not subject to FERC regulations. FERC regulation requires that the rates of interstate oil pipelines, such as those of the Razorback Pipeline, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Rates of interstate oil pipeline companies are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods. In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings or actual agreements between shippers and the oil pipeline company.

        The FERC generally has not investigated interstate rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be materially reduced. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing or actual agreements between shippers and us, we do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to prevent a pipeline company's ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

        On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The ultimate impact of this new policy remains uncertain because it is being challenged before the D.C. Circuit and is being refined as it is applied in individual cases. The case before the D.C. Circuit has been briefed and argued and is currently pending decision. If the D.C. Circuit or FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost-of-service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may become more difficult for the Razorback Pipeline to justify its rates if they were challenged in a protest or complaint.

TITLE TO PROPERTIES

        The Razorback Pipeline is constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for the Razorback Pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

        Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third-party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this annual report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

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

EMPLOYEES

        TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities. TransMontaigne Services Inc., is an indirect wholly-owned subsidiary of TransMontaigne Inc., and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. employs the people who provide support to TransMontaigne Inc.'s operations as well as our operations. At February 23, 2007, TransMontaigne Services Inc. had approximately 729 full-time employees, of whom 190 provide services directly to us. At February 23, 2007, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

ITEM 1A. RISK FACTORS

        Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this annual report in connection with any investment in our securities. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, we might not be able to continue to make distribution on our common units at current levels, or at all. As a result of any of these risks, the market value of our common units representing limited partnership interests could decline, and investors could lose all or a part of their investment.

        We depend upon a relatively small number of customers for a substantial majority of our revenues. A substantial reduction of those revenues would have a material adverse effect on our financial condition and results of operations.

        We expect to derive a substantial majority of our revenues from TransMontaigne Inc., Morgan Stanley Capital Group and our other significant customers for the foreseeable future. Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers' ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenues and results of operations to decline. In addition, if any of our significant customers is unable to meet their minimum revenue or other commitments to us for any reason, then our revenues and cash flow would decline.

        Our credit facility requires that we reduce our leverage during 2007, which may limit our flexibility in pursuing other business opportunities.

        In connection with our acquisition of the Brownsville terminal complex and River facilities in December 2006, we incurred substantial indebtedness under our amended and restated credit facility. As amended and restated, the credit facility contains covenants that require us to meet certain ratio tests relating to our leverage, including our maximum total leverage, minimum interest coverage and maximum secured leverage. In order to agree to fund the purchase price of the River and Brownsville facilities, the lenders participating in our credit facility required that we reduce our leverage before September 30, 2007, which we anticipate accomplishing with the issuance of new units representing limited partnership units. The need to reduce our leverage may distract management from other operational issues and business opportunities, including the completion of additional acquisitions. As a result, until we reduce our leverage, our ability to grow our business may be limited and our operations could be adversely affected.

        If we are unable to successfully reduce our leverage to the extent required by the credit facility, we would have to seek a waiver from our lenders. To secure such a waiver, we could have to expend significant fees and expenses, including the payment of fees to the lenders, and we cannot be assured that we would be successful. If we were unsuccessful in securing a waiver, we would be in default under our credit facility and would have to replace it, if possible. Any replacement would not necessarily be on favorable terms and could significantly limit our operations and future business opportunities.

        If one or more of our significant customers do not continue to engage us to provide services after the expiration of their current terminaling services agreements and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

        TransMontaigne Inc.'s obligations under the terminaling services agreement relating to our Florida and Midwest facilities expire on December 31, 2013, subject thereafter to automatic one-year renewals if neither party provides notice of termination. In addition, our terminaling services agreements with several of our other significant customers expire on various dates from 2007 to 2016. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a significant customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenues from third parties to replace any shortfall in revenues or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. To the extent a significant customer does not extend or renew its terminaling services agreement, if we extend or renew the terminaling services agreement on less favorable terms, or if we must incur substantial costs to attract substitute customers, our financial condition and results of operations could be adversely affected.

        Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities.

        Our operations are subject to the many hazards inherent in the transportation and terminaling of petroleum products, including:

  •
  explosions, fires, accidents;

  •
  extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common along the U.S. Gulf Coast;

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

        TransMontaigne may not elect to renew the omnibus agreement when it expires, which could have an adverse impact on our business operations and financial condition.

        Under the omnibus agreement, we currently pay TransMontaigne Inc. an annual administrative fee of $6.9 million for centralized corporate functions, such as management, legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services. The omnibus agreement will expire in May 2008, unless extended. TransMontaigne Inc. may elect not to extend the term of the omnibus agreement, or may only agree to extend the omnibus agreement on terms that are less favorable to us than the current terms.

        If TransMontaigne Inc. does not extend the omnibus agreement or does not offer to extend the omnibus agreement on terms that we find acceptable, we may have to seek to replace the services that TransMontaigne Inc. provides with a third party service provider. We may not be able to obtain similar services from independent third parties on economical terms or at all. If such services are unavailable or available at unfavorable rates, we would need to hire qualified managerial, technical and administrative personnel. The process of hiring, training and successfully integrating qualified personnel into our operations would be lengthy and would divert management's time and attention from managing our operations. Moreover, personnel with the qualifications we require may be unavailable and personnel with experience and contacts in the industry similar to the employees of TransMontaigne Inc. will likely be difficult to replace. Our failure to hire and retain qualified employees could cause an interruption in our business and have an adverse effect on our operations. Any of these events could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        We are exposed to the credit risks of TransMontaigne Inc. and our other significant customers, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

        Because of TransMontaigne Inc.'s ownership interest in and control of us, the strong operational links between TransMontaigne Inc. and us, and our reliance on TransMontaigne Inc. for a substantial portion of our revenues, if one or more credit rating agencies were to view unfavorably the credit quality of TransMontaigne Inc., we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

In addition to our dependence on TransMontaigne Inc., we are subject to risks of loss resulting from nonpayment or nonperformance by our third party customers. Some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our other key customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar fees. These events could adversely affect our financial condition and results of operations.

        If we do not make acquisitions on economically acceptable terms, any future growth will be limited.

        Our ability to grow is dependent principally on our ability to make acquisitions that are attractive because they are expected to result in an increase in our quarterly distributions to unitholders. Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of refined product terminal and transportation facilities by large industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows.

        In addition, we may be unable to make attractive acquisitions for any of the following reasons, among others:

  •
  because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, or acceptable terminaling services contracts with them or another customer;

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

  •
  fail to realize anticipated benefits, such as cost-savings or cash flow enhancements;

  •
  decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

  •
  significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;

  •
  encounter difficulties operating in new geographic areas or new lines of business;

  •
  incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired, including upon exercise of our exclusive options with TransMontaigne Inc., for which we are not indemnified or for which the indemnity is inadequate;

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

        Our exclusive options to purchase additional refined product terminals from TransMontaigne Inc. are subject to significant risks and uncertainty, and thus these options may never be exercised, which could limit our ability to grow our business.

        TransMontaigne Inc. granted us exclusive options to purchase additional refined product terminals. The exercise of the options with respect to any additional terminals will be subject to the negotiation of a purchase price and, if appropriate, a terminaling services agreement relating to the terminals proposed to be purchased, and may be conditioned on obtaining various consents. Such consents may include consents of third parties or governmental consents. We can offer no assurance that we will be able to successfully negotiate a purchase price or that any necessary consents will be obtained. Additionally, our management or the conflicts committee of our general partner may conclude that it does not wish to cause us to exercise these options when they become exercisable, and their decision will not be subject to unitholder approval.

        If for any reason the exercise of an option is not consummated, our ability to grow our business may be limited. In addition, if we do not acquire the facilities subject to the options, TransMontaigne Inc. or another purchaser of the relevant facilities may use the facilities to compete with us.

        We may not be able to obtain financing for the exercise of our exclusive options to purchase additional refined product terminals from TransMontaigne Inc., which could limit our ability to grow our business.

        Even if the conflicts committee of the board of directors of our general partner concludes that exercising an option to acquire additional refined product terminals from TransMontaigne Inc. would be beneficial to us, we may be unable to obtain the financing necessary to exercise the option. To fund the exercise of an option, we would be required to use cash from operations or incur borrowings or raise capital through the sale of debt or additional equity securities. Our ability to obtain bank financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.

        Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule, and that the costs associated with the project may exceed our expectations, which could adversely affect our financial condition and results of operations.

        The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of refined products in a market in which such growth does not materialize.

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

  •
  a decline in demand in the Florida cruise ship industry, which is a significant source of revenue to TransMontaigne Inc., which is our largest customer at our Florida terminal facilities; and

  •
  a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, or otherwise.

        Competition from other terminals and pipelines that are able to supply TransMontaigne Inc.'s and Morgan Stanley Capital Group's customers with refined petroleum products storage capacity at a lower price could adversely affect our financial condition and results of operations.

        We face competition from other terminals and pipelines that may be able to supply TransMontaigne Inc., Morgan Stanley Capital Group and other distribution and marketing customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

  •
  price competition from terminal and transportation companies, some of which are substantially larger than us and have greater financial resources, and control substantially greater refined product storage capacity, than we do;

  •
  the perception that another company may provide better service; and

  •
  the availability of alternative supply points or supply points located closer to our customers' operations.

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

        Because of our lack of asset diversification, adverse developments in our terminals or pipeline operations could adversely affect our revenues and cash flows.

        We rely exclusively on the revenues generated from our terminals and pipeline operations. Because of our lack of diversification in asset type, an adverse development in these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

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

        The obligations of several of our key customers under their terminaling services agreements may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

        Our agreements with several of our significant customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer's obligations would be temporarily suspended with respect to that facility. In that case, a significant customer's minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenues and results of operations could be materially adversely affected.

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

        Our level of debt could have important consequences to us. For example our level of debt could:

  •
  impair our ability to obtain additional financing, if necessary, for distributions to unitholders, working capital, capital expenditures, acquisitions or other purposes;

  •
  require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;

  •
  make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally;

  •
  impair our ability to make distributions to our unitholders; and

  •
  limit our flexibility in responding to changing business and economic conditions.

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

        TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. and Morgan Stanley Capital Group have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment.

        TransMontaigne Services Inc., a wholly-owned subsidiary of TransMontaigne Inc., owns and controls our general partner. TransMontaigne Inc., in turn, is wholly-owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, unitholders have limited ability to remove our general partner.

        Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, TransMontaigne Services Inc. Furthermore, two of our general partner's directors, and all of its executive officers, are affiliated with TransMontaigne Inc. and one of our general partner's directors is affiliated with Morgan Stanley Capital Group. Therefore, conflicts of interest may arise between TransMontaigne Inc. and its affiliates, including Morgan Stanley Capital Group and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

        The following are potential conflicts of interest:

  •
  TransMontaigne Inc. and Morgan Stanley Capital Group, as users of our pipeline and terminals, have economic incentives not to cause us to seek higher tariffs or higher terminaling service fees, even if such higher rates or terminaling service fees would reflect rates that could be obtained in arm's-length, third-party transactions.

  •
  TransMontaigne Inc. and its affiliates may engage in competition with us under certain circumstances.

  •
  Neither our partnership agreement nor any other agreement requires TransMontaigne Inc. or Morgan Stanley Capital Group to pursue a business strategy that favors us. TransMontaigne Inc.'s and Morgan Stanley Capital Group's respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests.

  •
  Our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne Inc. and Morgan Stanley Capital Group, in resolving conflicts of interest.

  •
  Officers of TransMontaigne Inc. who provide services to us also devote significant time to the businesses of TransMontaigne Inc., and are compensated by TransMontaigne Inc. for the services rendered to it.

  •
  Our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty.

  •
  Our general partner determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders.

  •
  Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. That determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units.

  •
  Our general partner may use an amount, initially equal to $11.9 million, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions on the subordinated units or incentive distribution rights.

  •
  Our general partner determines which out-of-pocket costs incurred by TransMontaigne Inc. are reimbursable by us.

  •
  Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

  •
  Our general partner intends to limit its liability regarding our contractual and other obligations.

  •
  Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units.

  •
  Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreements with TransMontaigne Inc. and Morgan Stanley Capital Group.

  •
  Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

        The control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. If TransMontaigne Inc. ceases to control our general partner, our exclusive option to purchase refined product terminals from TransMontaigne Inc. under the omnibus agreement would terminate. The termination of such option could adversely impact our ability to grow through the acquisition of additional refined product terminals, which could have an adverse effect on our operations. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their respective limited liability company interests in our general partner to a third party. The new members of our general partner then would be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

        Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash flows would be substantially reduced.

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

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under recently enacted legislation, we will be subject to a new entity level tax payable in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

        If the IRS were to successfully challenge our use of a calendar taxable year for federal income tax purposes, the challenge may result in adjustments to the federal income tax liability of our unitholders, the imposition of tax penalties on us and we may have difficulty providing our unitholders with all of the information necessary to timely file their federal income tax returns. As a result, the market for our common units may be adversely affected and our relations with our unitholders could suffer.

        Under the Internal Revenue Code and applicable Treasury Regulations, we are required to use a taxable year that is determined by reference to the taxable years of our partners. If holders of a majority of the interests in our capital and profits use a single taxable year, we must use that year. If there is no such "majority interest taxable year," and if no person with a taxable year different from that of our general partner and its affiliates owns a 5% or greater interest in our capital or profits, then we must use the same taxable year as our general partner and its affiliates. If there is no majority interest taxable year and there is an owner, other than our general partner and its affiliates, of 5% or more of our capital or profits that has a taxable year different from that of our general partner and its affiliates, we must use the taxable year that produces the "least aggregate deferral" to holders of partnership interests. In general, these determinations are made on the first day of each taxable year.

        There are significant factual and legal uncertainties in applying these rules to us because:

  •
  our general partner and its affiliates have not used, and do not currently use, the calendar year as their taxable year;

  •
  we have limited information as to the taxable years of the holders of our common units; and

  •
  the regulations prescribing the time and manner for determining the interest of a partner in our profits are susceptible to multiple interpretations.

        Our initial taxable year ended on June 30, 2005, because our general partner and its affiliates, who used a June 30 taxable year at the time we were organized, initially owned all of the interests in our profits and capital. We have taken the position that we were required to change our taxable year to the calendar year as of July 1, 2005, on the basis that the calendar year was our "majority interest taxable year" due to public ownership of our common units by calendar year taxpayers. In view of the factual and legal uncertainties regarding the taxable year that we are required to use, our position that we are required to use the calendar year as our taxable year is also based in part upon the fact that the calendar year is (i) the simplest and most administrable taxable year for a publicly traded partnership, (ii) to our knowledge, the taxable year used by all other publicly traded partnerships and (iii) the default taxable year originally provided by the Internal Revenue Code for partnerships in certain other circumstances. Based upon that position, we used the calendar year as our taxable year for 2006 and plan to use the calendar year as our taxable year for 2007. The IRS, however, could disagree with the position we have taken.

        If we are required to change our taxable year to a year other than the calendar year, we may have difficulty providing certain unitholders with information about our income, gain, loss and deduction for our taxable year in a manner that allows those unitholders to timely file their federal income tax returns for the years in which they are required to include their share of our income, gain, loss and deduction. In addition, if we are required to change our taxable year as a result of an IRS challenge of our use of the calendar year for a taxable year as to which we and our unitholders have already filed a federal income tax return, the change may result in an adjustment to a unitholder's federal income tax liability and we could be subject to penalties. In that event, our relations with our unitholders could suffer. Moreover, if we were not allowed to use a calendar year end for tax purposes, many existing and potential unitholders that do have a calendar tax year may not be willing to purchase our units, which could adversely affect the market price of our units and limit our ability to raise capital through public or private offerings of our units in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3.    LEGAL PROCEEDINGS

        TransMontaigne Inc. has agreed to indemnify us for any losses we may suffer as a result of legal claims for actions that occurred prior to the closing of our initial public offering on May 27, 2005.

        We currently are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are a beneficiary of various insurance policies TransMontaigne Inc. maintains with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that the levels of insurance will be available in the future at economical prices.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the period covered by this annual report.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On March 2, 2007, there were approximately 17 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
May 24, 2005 (initial trading day) through June 30, 2005	$21.40	$26.85
July 1, 2005 through September 30, 2005	$25.90	$29.35
October 1, 2005 through December 31, 2005	$22.10	$26.55
January 1, 2006 through March 31, 2006	$24.85	$29.65
April 1, 2006 through June 30, 2006	$28.55	$33.15
July 1, 2006 through September 30, 2006	$29.07	$31.77
October 1, 2006 through December 31, 2006	$28.82	$31.62

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
May 24, 2005 (initial trading day) through June 30, 2005	$0.15
July 1, 2005 through September 30, 2005	$0.40
October 1, 2005 through December 31, 2005	$0.40
January 1, 2006 through March 31, 2006	$0.43
April 1, 2006 through June 30, 2006	$0.43
July 1, 2006 through September 30, 2006	$0.43
October 1, 2006 through December 31, 2006	$0.43

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

Distributions of Available Cash During the Subordination Period

        During the subordination period, common units are entitled to receive distributions from operating surplus of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. At December 31, 2006, there were 3,972,500 common units issued and outstanding. At December 31, 2006, the amounts of available cash from operating surplus needed to pay the minimum quarterly distribution for one quarter and for four quarters on the common units, the subordinated units, and the general partner units were approximately:

	One Quarter	Four Quarters
	(in thousands)
Common units and related distribution on general partner units	$1,621	$6,483
Subordinated units and related distribution on general partner units	$1,355	$5,422

Total	$2,976	$11,905

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

  •
  Third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

  •
  Thereafter, cash in excess of the minimum quarterly distributions is distributed to unitholders and the general partner in the manner described under "—Incentive Distribution Rights" below.

Distributions of Available Cash After the Subordination Period

        At December 31, 2006, there were 3,322,266 subordinated units issued and outstanding. The subordination period generally will not end until June 30, 2010. However, a portion of the subordinated units may be converted into common units at an earlier date on a one-for-one basis based on the achievement of certain financial goals as defined in our partnership agreement.

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

		Marginal percentage interest in distributions
	Total Per Unit quarterly distribution	Unitholders	General partner
Minimum Quarterly Distribution	$0.40	98%	2%
First Target Distribution	up to $0.44	98%	2%
Second Target Distribution	above $0.44 up to $0.50	85%	15%
Third Target Distribution	above $0.50 up to $0.60	75%	25%
Thereafter	Above $0.60	50%	50%

        There is no guarantee that we will be able to pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our senior secured credit facility.

Common Unit Repurchases for the quarter ended December 31, 2006

        There were no common unit repurchases for the quarter ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for the year ended December 31, 2006, six months ended December 31, 2005 and each of the years in the four-year period ended June 30, 2005, has been derived from our consolidated financial statements. We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005; we previously maintained a June 30 year end. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Year ended December 31, 2006(5)	Six Months Ended December 31, 2005(3)(4)	Years ended June 30,
			2005	2004	2003(2)	2002(1)
	(dollars in thousands)
Statement of Operations Data:
Revenues	$56,785	$22,908	$36,093	$34,437	$17,175	$8,901
Direct operating costs and expenses	(26,191)	(7,896)	(15,175)	(14,231)	(6,006)	(2,894)
Direct general and administrative expenses	(6,453)	(1,267)	(79)	—	—	—
Allocated general and administrative expenses	(4,487)	(1,588)	(2,800)	(3,300)	(2,500)	(1,400)
Allocated insurance	(1,215)	(500)	(1,000)	(900)	(500)	(200)
Depreciation and amortization	(9,188)	(3,461)	(6,154)	(5,903)	(3,588)	(1,728)
Gain on disposition of assets, net	—	—	—	6	—	—

Operating income	9,251	8,196	10,885	10,109	4,581	2,679
Other income (expense):
Interest income	37	4	—	6	—	—
Interest expense	(3,356)	(969)	(167)	—	—	—
Amortization of deferred financing costs	(810)	(92)	(15)	—	—	—
Minority interest share in earnings of Razorback Pipeline	—	—	—	—	—	(525)

Net earnings	$5,122	$7,139	$10,703	$10,115	$4,581	$2,154

Other Financial Data:
Net cash provided by operating activities	$18,357	$7,833	$18,517	$16,532	$8,469	$4,545
Net cash (used) by investing activities	$(162,631)	$(3,042)	$(3,686)	$(3,256)	$(95,949)	$(7,115)
Net cash provided (used) by financing activities	$147,033	$(4,334)	$(14,592)	$(13,292)	$87,448	$2,592
Balance Sheet Data:
Property, plant and equipment, net	$235,074	$125,884	$116,281	$118,012	$120,153	$29,985
Total assets	$271,361	$131,036	$119,573	$120,886	$123,806	$30,286
Long-term debt	$189,621	$28,000	$28,307	$—	$—	$—
Equity	$77,865	$100,013	$87,425	$118,657	$121,834	$29,805

(1)
Effective June 30, 2002, TransMontaigne Inc. acquired the remaining 40% interest that it did not own in the Razorback Pipeline system.

(2)
The consolidated financial statements include the results of operations of the Coastal Fuels assets from the closing date of their acquisition by TransMontaigne Inc. (February 28, 2003). See Note 3 of Notes to consolidated financial statements.

(3)
The consolidated financial statements include the results of operations of the Mobile, Alabama terminal facility from the closing date of its acquisition by TransMontaigne Inc. (August 1, 2005). See Note 3 of Notes to consolidated financial statements.

(4)
The consolidated financial statements include the results of operations of the Oklahoma City terminal from the closing date of our acquisition (October 31, 2005). See Note 3 of Notes to consolidated financial statements.

(5)
The consolidated financial statements include the results of operations of the Brownsville and River terminal facilities from the closing date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc. (September 1, 2006). See Note 3 of Notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2006, our operations are composed of:

  •
  seven refined product terminals located in Florida, with an aggregate active storage capacity of approximately 5.5 million barrels, that provide integrated terminaling services to TransMontaigne Inc., other distribution and marketing companies and the United States government;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for TransMontaigne Inc. from Mt. Vernon, Missouri to Rogers, Arkansas;

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate active storage capacity of approximately 404,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to TransMontaigne Inc.;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 157,000 barrels, that provides integrated terminaling services to a major oil company;

  •
  one refined product terminal located in Mobile, Alabama with aggregate active storage capacity of approximately 235,000 barrels that provides integrated terminaling services to TransMontaigne Inc. and other distribution and marketing companies;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 2.2 million barrels that provides integrated terminaling services to TransMontaigne Inc. and other distribution and marketing companies; and

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.7 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to third-party distribution and marketing companies.

        We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined products and crude oil, including TransMontaigne Inc. We handle light refined products (such as gasolines, distillates (including heating oil) and jet fuels); heavy refined products (such as residual fuel oils and asphalt); and crude oil. Currently all of our operations are located in the United States.

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 56%, 70%, 64%, and 59% of our revenues for the year ended December 31, 2006, six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that supplies, distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United

States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. currently relies on us to provide substantially all the integrated terminaling services it requires to support its operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc., we expect to continue to derive a majority of our revenues from TransMontaigne Inc. for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading both physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 44.6% limited partner interest, a 2% general partner interest and the incentive distribution rights.

        Incentive distribution rights are a non-voting limited partner interest that represents the right to receive an increasing percentage of quarterly distributions after the minimum quarterly distribution and the target distribution levels have been achieved. The following table illustrates the percentage allocations between the unitholders and our general partner up to the various target distribution levels. The amounts set forth under "Marginal percentage interest in distributions" are the percentage interests of our general partner and the unitholders in any amount we distribute up to and including the corresponding amount in the column "Total quarterly distribution," until our quarterly distribution reaches the next target distribution level, if any. The percentage interests set forth below for our general partner include its 2% general partner interest and assume our general partner has contributed any additional capital to maintain its 2% general partner interest and has not transferred its incentive distribution rights.

		Marginal percentage interest in distributions
	Total per unit quarterly distribution	Unitholders	General partner
Minimum Quarterly Distribution	$0.40	98%	2%
First Target Distribution	up to $0.44	98%	2%
Second Target Distribution	above $0.44 up to $0.50	85%	15%
Third Target Distribution	above $0.50 up to $0.60	75%	25%
Thereafter	Above $0.60	50%	50%

        We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipeline is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipeline. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipeline is not material.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2006

        Effective January 1, 2006, we acquired from TransMontaigne Inc. a refined product terminal in Mobile, Alabama in exchange for a cash payment of approximately $17.9 million.

        On January 19, 2006, we announced a distribution of $0.40 per unit payable on February 8, 2006 to unitholders of record on January 31, 2006.

        On January 19, 2006, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership's long-term incentive plan to key employees and executive officers of TransMontaigne Services Inc. and the non-employee directors of our general partner. On September 1, 2006 TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all restricted phantom units and restricted common stock. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued.

        On February 20, 2006, we entered into a new five-year terminaling services agreement with Marathon Petroleum Company LLC ("Marathon") regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities. The terminaling services agreement with Gulf Atlantic Operations LLC ("Gulf Atlantic") for the utilization of this asphalt storage capacity was amended to allow for cancellations coinciding with the effective dates within the terminaling services agreement with Marathon. Effective May 1, 2006, our terminaling services agreement with Gulf Atlantic expired. The change from Gulf Atlantic to Marathon did not have a material impact on our results of operations or cash flows.

        On April 19, 2006, we announced a distribution of $0.43 per unit payable on May 9, 2006 to unitholders of record on April 28, 2006.

        On June 18, 2006, we incurred a release of approximately 3,000 barrels of residual fuel oil at our Mobile, Alabama terminal facility due to human error. We currently estimate that we will incur unreimbursed environmental remediation costs and product losses of approximately $0.5 million.

        On June 22, 2006, TransMontaigne Inc. announced that it had entered into a definitive merger agreement with Morgan Stanley Capital Group, pursuant to which all the issued and outstanding shares of common stock of TransMontaigne Inc. would be acquired. We were not a party to that merger agreement. The merger between TransMontaigne Inc. and Morgan Stanley Capital Group was completed on September 1, 2006, and Morgan Stanley Capital Group now controls our general partner. We currently cannot predict whether or in what manner Morgan Stanley Capital Group's control of our general partner will change our operations.

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

        On October 3, 2006, we incurred a release of approximately 1,600 barrels of gasoline at our Rogers, Arkansas terminal facility due to human error. We currently estimate that we will incur unreimbursed environmental remediation costs and product losses of approximately $0.7 million.

        On October 19, 2006, we announced a distribution of $0.43 per unit payable on November 7, 2006 to unitholders of record on October 31, 2006.

        On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville and River terminals for a cash payment of approximately $135 million. We financed the acquisition through additional borrowings under our amended and restated senior secured credit facility.

SUBSEQUENT EVENTS

        On January 19, 2007, we announced a distribution of $0.43 per unit payable on February 7, 2007 to unitholders of record on January 31, 2007.

        On March 2, 2007, the compensation committee of the board of directors of our general partner authorized the grant of 10,000 restricted phantom units, in the aggregate, to the directors of our general partner who are not officers of our general partner or its affiliates. The grants will become effective on March 31, 2007.

NATURE OF REVENUES AND EXPENSES

        We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge, our other sources of revenue and our direct operating costs and expenses are described below.

        Throughput and Additive Injection Fees, Net.    We earn throughput fees for each barrel of product that is distributed at our terminals by our customers. Terminal throughput fees are based on the volume of product distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide additive injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

        Terminaling Storage Fees.    We provide storage capacity at our terminals to third parties, and prior to May 27, 2005, TransMontaigne Inc. Terminaling storage fees generally are based on a per barrel of storage capacity per month rate and vary with the duration of the agreement and the type of product.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility.

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

        Direct Operating Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

        Allowance for Doubtful Accounts.    At December 31, 2006, our allowance for doubtful accounts was $75,000. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future.

        Accrued Environmental Obligations.    At December 31, 2006, we have an accrued liability of $682,000 as our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. As part of the omnibus agreement, TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before the date of acquisition, up to a maximum liability (not to exceed $15 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $2.5 million for the Mobile, Alabama terminal acquired on January 1, 2006, and not to exceed $15 million for the Brownsville and River terminals acquired on December 29, 2006) for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEAR ENDED DECEMBER 31, 2006, SIX MONTHS ENDED DECEMBER 31, 2005 AND YEARS ENDED JUNE 30, 2005 AND 2004

        In reviewing our historical results of operations, you should be aware that the accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline transportation operations prior to their acquisition by us from TransMontaigne Inc. The results of operations of TransMontaigne Inc.'s terminals and pipelines prior to being acquired by us are reflected in the accompanying consolidated financial statements as being attributable to TransMontaigne Inc. ("Predecessor"). The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals") and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135 million. The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006. On February 28, 2003, TransMontaigne Inc. purchased the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation. On August 1, 2005, TransMontaigne Inc. purchased the Mobile terminal operations from Radcliff/Economy Marine Services, Inc.

        The historical results of operations reflect the impact of the following acquisitions:

  •
  the purchase of the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility by Morgan Stanley Capital Group, completed in September 2006 when it acquired TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2006;

  •
  the acquisition of the Oklahoma City terminal by us, completed in October 2005;

  •
  the purchase of the Mobile, Alabama terminal by TransMontaigne Inc., completed in August 2005, and subsequent acquisition by us from TransMontaigne Inc. in January 2006;

  •
  the purchase of five Florida terminals by TransMontaigne Inc., completed in February 2003, and subsequent acquisition by us from TransMontaigne Inc. in May 2005; and

  •
  the purchase of the remaining 40% interest in the Razorback Pipeline by TransMontaigne Inc., completed in June 2002, and subsequent acquisition by us from TransMontaigne Inc. in May 2005.

        Selected results of operations data for each of the quarters in the year ended December 31, 2006, six months ended December 31, 2005 and the two-year period ended June 30, 2005, are summarized below (in thousands):

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year ended December 31, 2006
Revenues	$12,090	$11,563	$13,850	$19,282	$56,785
Direct operating costs and expenses	(4,527)	(5,647)	(6,508)	(9,509)	(26,191)
Direct general and administrative expenses	(1,100)	(672)	(3,761)	(920)	(6,453)
Allocated general and administrative expenses	(812)	(822)	(1,135)	(1,718)	(4,487)
Allocated insurance expense	(250)	(250)	(304)	(411)	(1,215)
Depreciation and amortization	(1,942)	(1,790)	(2,250)	(3,206)	(9,188)

Operating income (loss)	3,459	2,382	(108)	3,518	9,251
Other income (expense), net	(740)	(845)	(937)	(1,607)	(4,129)

Net earnings (loss)	$2,719	$1,537	$(1,045)	$1,911	$5,122

	Three months ended
	September 30, 2005	December 31, 2005	Six months ended December 31, 2005
Revenues	$10,967	$11,941	$22,908
Direct operating costs and expenses	(3,791)	(4,105)	(7,896)
Direct general and administrative expenses	(595)	(672)	(1,267)
Allocated general and administrative expenses	(775)	(813)	(1,588)
Allocated insurance expense	(250)	(250)	(500)
Depreciation and amortization	(1,674)	(1,787)	(3,461)

Operating income	3,882	4,314	8,196
Other income (expense), net	(509)	(548)	(1,057)

Net earnings	$3,373	$3,766	$7,139

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Year ended June 30, 2005
Revenues	$8,392	$8,300	$9,714	$9,687	$36,093
Direct operating costs and expenses	(3,920)	(3,820)	(3,879)	(3,556)	(15,175)
Direct general and administrative expenses	—	—	—	(79)	(79)
Allocated general and administrative expenses	(700)	(700)	(700)	(700)	(2,800)
Allocated insurance expense	(250)	(250)	(263)	(237)	(1,000)
Depreciation and amortization	(1,537)	(1,507)	(1,509)	(1,601)	(6,154)

Operating income	1,985	2,023	3,363	3,514	10,885
Other income (expense), net	—	—	—	(182)	(182)

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

	Three months ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	Year ended June 30, 2004
Revenues	$8,812	$8,020	$8,797	$8,808	$34,437
Direct operating costs and expenses	(3,830)	(2,916)	(3,709)	(3,776)	(14,231)
Allocated general and administrative expenses	(825)	(825)	(825)	(825)	(3,300)
Allocated insurance expense	(187)	(243)	(244)	(226)	(900)
Depreciation and amortization	(1,287)	(1,537)	(1,522)	(1,557)	(5,903)
Gain on disposition of assets, net	—	6	—	—	6

Operating income	2,683	2,505	2,497	2,424	10,109
Other income (expense), net	—	—	6	—	6

Net earnings	$2,683	$2,505	$2,503	$2,424	$10,115

        We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

		Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
	Year ended December 31, 2006
				2005	2004
Throughput and additive injection fees, net	$27,122	$12,004	$5,374	$11,893	$10,617
Terminaling storage fees	17,068	5,270	9,015	18,014	17,711

	44,190	17,274	14,389	29,907	28,328
Pipeline transportation fees	2,449	1,226	1,098	2,242	2,141
Management fees and reimbursed costs	1,319	634	64	221	108
Other	8,827	3,774	1,141	3,723	3,860

Revenue	$56,785	$22,908	$16,692	$36,093	$34,437

        The revenues of our business segments were as follows (in thousands):

		Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
	Year ended December 31, 2006
				2005	2004
Gulf Coast terminals	$40,037	$19,773	$14,583	$31,600	$30,307
Midwest terminals and pipeline system	6,783	3,135	2,109	4,493	4,130
Brownsville terminal (since September 1, 2006)	4,248	—	—	—	—
River terminals (since September 1, 2006)	5,717	—	—	—	—

Revenues	$56,785	$22,908	$16,692	$36,093	$34,437

        On August 1, 2005, TransMontaigne Inc. acquired the Mobile terminal. The Mobile terminal is included in the results of operations of our Gulf Coast terminals business segment from the date of acquisition by TransMontaigne Inc. For the year ended December 31, 2006 and the six months ended December 31, 2005, the Mobile terminal contributed approximately $3.5 million and $1.4 million, respectively, in revenues.

        Effective October 31, 2005, we acquired the Oklahoma City terminal. The Oklahoma City terminal is included in the results of operations of our Midwest terminals and pipeline system business segment from the date of acquisition. For the year ended December 31, 2006 and the six months ended December 31, 2005, the Oklahoma City terminal contributed approximately $1.1 million and $0.2 million, respectively, in revenues.

        Effective December 29, 2006, we acquired the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility from TransMontaigne Inc. The Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        Throughput and Additive Injection Fees, Net.    We earn throughput fees for each barrel of product that is distributed at our terminals by our customers. Terminal throughput fees are based on the volume of product distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide additive injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals. The throughput and additive injection fees, net by business segments were as follows (in thousands):

		Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
	Year ended December 31, 2006
				2005	2004
Gulf Coast terminals	$21,523	$10,807	$4,497	$10,077	$9,186
Midwest terminals and pipeline system	3,027	1,197	877	1,816	1,431
Brownsville terminal (since September 1, 2006)	1,351	—	—	—	—
River terminals (since September 1, 2006)	1,221	—	—	—	—

Throughput and additive injections fees, net	$27,122	$12,004	$5,374	$11,893	$10,617

        The terminaling services agreement with TransMontaigne Inc. at our Gulf Coast terminals converted the fees charged on heavy oil volumes from a storage agreement to a throughput agreement effective June 1, 2005. The throughput fees charged on heavy oil volumes were approximately $6.4 million for the year ended December 31, 2006, approximately $3.9 million for the six months ended December 31, 2005, and $0.8 million for the one month ended June 30, 2005.

        Included in the terminal throughput fees for the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004 are fees charged to TransMontaigne Inc. of approximately $22.9 million, $11.5 million, $11.8 million and $10.5 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals to third parties, and prior to May 27, 2005, TransMontaigne Inc. Terminaling storage fees generally are based on a per barrel of storage capacity per month rate and vary with the duration of the agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

		Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
	Year ended December 31, 2006
				2005	2004
Gulf Coast terminals	$10,786	$5,270	$9,015	$18,014	$17,711
Midwest terminals and pipeline system	—	—	—	—	—
Brownsville terminal (since September 1, 2006)	1,967	—	—	—	—
River terminals (since September 1, 2006)	4,315	—	—	—	—

Terminaling storage fees	$17,068	$5,270	$9,015	$18,014	$17,711

        Included in the terminaling storage fees for the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004 are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.2 million, $nil, $8.4 million and $7.2 million, respectively, for the storage of refined petroleum products.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $2.4 million, $1.2 million, $2.2 million and $2.1 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. The management fees and reimbursed costs by business segments were as follows (in thousands):

				Years ended June 30,
		Six months ended December 31, 2005	Six months ended December 31, 2004
	Year ended December 31, 2006
				2005	2004
Gulf Coast terminals	$954	$634	$64	$221	$108
Midwest terminals and pipeline system	—	—	—	—	—
Brownsville terminal (since September 1, 2006)	365	—	—	—	—
River terminals (since September 1, 2006)	—	—	—	—	—

Management fees and reimbursed costs	$1,319	$634	$64	$221	$108

        Included in management fees and reimbursed costs for the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $0.8 million, $0.6 million, $0.1 million and $nil, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to TransMontaigne Inc. resulting from the excess of product deposited by our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. The other revenue by business segments were as follows (in thousands):

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
				2005	2004
Gulf Coast terminals	$6,774	$3,062	$1,007	$3,288	$3,302
Midwest terminals and pipeline system	1,307	712	134	435	558
Brownsville terminal (since September 1, 2006)	565	—	—	—	—
River terminals (since September 1, 2006)	181	—	—	—	—

Other revenue	$8,827	$3,774	$1,141	$3,723	$3,860

        Included in other revenue for the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004, are product gains, including product retained under loss allowance provisions in our terminaling services agreements with customers, of approximately $5.5 million, $3.3 million, $1.4 million and $0.8 million, respectively.

        Included in other revenue for the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004, are fees charged to TransMontaigne Inc. of approximately $5.2 million, $2.8 million, $0.6 million and $0.4 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
				2005	2004
Wages and employee benefits	$7,259	$2,700	$2,532	$4,975	$4,442
Utilities and communication charges	2,190	705	631	1,207	1,735
Repairs and maintenance	9,966	2,090	2,662	4,713	3,725
Office, rentals and property taxes	2,892	1,187	1,042	2,138	1,972
Vehicles and fuel costs	1,961	794	494	1,102	821
Environmental compliance costs	1,960	317	225	489	624
Other	663	103	154	551	912
Less—property and environmental insurance recoveries	(700)	—	—	—	—

Direct operating costs and expenses	$26,191	$7,896	$7,740	$15,175	$14,231

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Years ended June 30,
				2005	2004
Gulf Coast terminals	$19,123	$7,123	$7,058	$14,014	$13,044
Midwest terminals and pipeline system	2,117	773	682	1,161	1,187
Brownsville terminal (since September 1, 2006)	2,586	—	—	—	—
River terminals (since September 1, 2006)	2,365	—	—	—	—

Direct operating costs and expenses	$26,191	$7,896	$7,740	$15,175	$14,231

        On August 1, 2005, TransMontaigne Inc. acquired the Mobile terminal. The Mobile terminal is included in the results of operations of our Gulf Coast terminals business segment from the date of acquisition by TransMontaigne Inc. For the year ended December 31, 2006 and the six months ended December 31, 2005, the Mobile terminal contributed approximately $1.3 million and $0.5 million, respectively, in direct operating costs and expenses.

        Effective October 31, 2005, we acquired the Oklahoma City terminal. The Oklahoma City terminal is included in the results of operations of our Midwest terminals and pipeline system business segment from the date of acquisition. For the year ended December 31, 2006 and the six months ended December 31, 2005, the Oklahoma City terminal contributed approximately $0.4 million and $33,000, respectively, in direct operating costs and expenses.

        Effective December 29, 2006, we acquired the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility from TransMontaigne Inc. The Brownsville terminal, River terminals and Baton Rouge, Louisiana dock facility are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        The direct general and administrative expenses of our operations include costs related to operating as a separate public entity, such as accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

				Years ended June 30,
	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004
				2005	2004
Accounting expenses	$1,099	$478	$—	$—	$—
Legal expenses	631	296	—	—	—
Independent director fees and investor relations expenses	291	60	—	10	—
Amortization of deferred equity-based compensation	610	323	—	48	—
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	3,258	—	—	—	—
Provision for potentially uncollectible accounts receivable	75	—	—	—	—
Other	489	110	—	21	—

Direct general and administrative expenses	$6,453	$1,267	$—	$79	$—

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $4.5 million for the year ended December 31, 2006, approximately $1.6 million for the six months ended December 31, 2005, approximately $1.4 million for the six months ended December 31, 2004, approximately $2.8 million for the year ended June 30, 2005, and approximately $3.3 million for the year ended June 30, 2004. For the year ended December 31, 2006, allocated general and administrative expenses include approximately $1.2 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $1.2 million for the year ended December 31, 2006, approximately $0.5 million for the six months ended December 31, 2005, approximately $0.5 million for the six months ended December 31, 2004, approximately $1.0 million for the year ended June 30, 2005, and approximately $0.9 million for the year ended June 30, 2004. For the year ended December 31, 2006, allocated insurance expense includes approximately $0.2 million related to the Brownsville and River terminals.

        Depreciation and amortization expense was approximately $9.2 million for the year ended December 31, 2006, approximately $3.5 million for the six months ended December 31, 2005, approximately $3.0 million for the six months ended December 31, 2004, approximately $6.2 million for the year ended June 30, 2005, and approximately $5.9 million for the year ended June 30, 2004. For the year ended December 31, 2006, depreciation and amortization expense includes approximately $1.8 million related to the Brownsville and River terminals.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our distributions to unitholders, fund our capital expenditures and fund our working capital requirements. Prior to our initial public offering in May 2005, investments and advances from TransMontaigne Inc. were our primary means of funding our liquidity needs. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our senior secured credit facility and debt and equity offerings.

        Excluding acquisitions, capital expenditures for the year ended December 31, 2006, six months ended December 31, 2005 and the year ended June 30, 2005, were approximately $10.1 million, $1.2 million and $3.7 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital projects to be initiated during the year ending December 31, 2007, are estimated to range from $60 million to $70 million, which includes approximately $5.0 million of capital expenditures to maintain our existing facilities. The budgeted capital projects, which are expected to be completed during 2008, include the following:

Terminal	Description of project	Incremental Storage Capacity
		(in Bbls)
Brownsville	Increase LPG tank capacity	30,000
Tampa	Increase light oil tank capacity Improve truck rack capacity and functionality	300,000
Port Everglades	Increase light oil and residual oil tank capacity Improve truck rack capacity and functionality	1,400,000
River	Reactivate light oil tank capacity	200,000

        During 2007, we also expect to commence discussions with TransMontaigne Inc. regarding the acquisition of their Southeast terminaling operations with a goal of closing the transaction during the fourth quarter of 2007. TransMontaigne Inc.'s Southeast terminaling operations currently include 24 terminals with an aggregate active storage capacity of approximately 8.5 million barrels. We expect to issue additional equity securities to finance all or a significant portion of the purchase price of the Southeast terminaling operations.

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

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. The Senior Secured Credit Facility is composed of a $75 million term loan facility and a $150 million revolving credit facility. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at the base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

        The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions meeting the definition of "permitted acquisitions" which include: acquisitions in which the consideration paid for such acquisition, together with the consideration paid for other acquisitions in the same fiscal year, does not exceed $25 million; acquisitions that arise from the exercise of options under the omnibus agreement with TransMontaigne Inc.; and acquisitions in which we have (1) provided the agent prior written documentation in form and substance reasonably satisfactory to the agent demonstrating our pro forma compliance with all financial and other covenants contained in the Senior Secured Credit Facility after giving effect to such acquisition and (2) satisfied all other conditions precedent to such acquisition which the agent may reasonably require in connection therewith. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, December 22, 2011.

        The Senior Secured Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Senior Secured Credit Facility are (i) a total leverage ratio test (not to exceed 5.75 times through the earlier of September 30, 2007 or the completion of a new equity offering of not less than $65 million, and not to exceed 4.5 times thereafter), (ii) a senior secured leverage ratio test (not to exceed 5.75 times through the earlier of September 30, 2007 or the completion of a new equity offering of not less than $65 million, and not to exceed 4.0 times thereafter), and (iii) a minimum interest coverage ratio test (not to be less than 2.25 times through September 30, 2007, then 2.5 times through December 31, 2007, and not less than 2.75 times thereafter). These financial covenants are based on a defined financial performance measure within the credit facility known as "Consolidated EBITDA."

        For each of the four quarters ending on or before December 31, 2006, the Senior Secured Credit Facility stipulates our Consolidated EBITDA at approximately $9.0 million per quarter for purposes of calculating the total leverage ratio and the senior secured leverage ratio. That assumption is reflected in the following calculation of the "total leverage ratio" and "senior secured leverage ratio" contained in the Senior Secured Credit Facility.

	Three Months Ended
					Twelve Months Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$9,025	$9,025	$9,025	$9,025	$36,100
Consolidated funded indebtedness					$189,621
Total leverage ratio and senior secured leverage ratio					5.25x
Consolidated EBITDA for the interest coverage ratio	$5,563	$4,440	$4,721	$3,950	$18,674
Consolidated interest expense, as stipulated in the credit facility	$694	$799	$891	$935	$3,319
Interest coverage ratio					5.63x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$9,025	$9,025	$9,025	$9,025	$36,100
Less pro forma adjustments	(3,462)	(4,585)	(4,304)	(5,075)	(17,426)

Consolidated EBITDA for interest coverage ratio	5,563	4,440	4,721	3,950	18,674
Consolidated interest expense	(694)	(799)	(891)	(935)	(3,319)
Effects of our acquisition of Brownsville and River terminals on December 29, 2006	—	—	—	2,362	2,362
Change in operating assets and liabilities	203	1,523	(5,112)	4,026	640

Cash flows provided by (used in) operating activities	$5,072	$5,164	$(1,282)	$9,403	$18,357

        If we were to fail either financial performance covenant, or any other covenant contained in the Senior Secured Credit Facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the Senior Secured Credit Facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable.

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2006, are as follows (in thousands):

	Years ending December 31,
	2007	2008	2009	2010	2011	Thereafter
Additions to property, plant and equipment under contract	$4,337	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,220	1,204	1,161	1,116	743	1,096
Long-term debt	—	—	—	—	189,621	—
Interest expense on debt(1)	15,170	15,170	15,170	15,170	14,796	—

Total contractual obligations to be settled in cash	$20,727	$16,374	$16,331	$16,286	$205,160	$1,096

(1)
Assumes that our outstanding long-term debt at December 31, 2006 remains outstanding until its maturity date and we incur interest expense at 8.0%.

        Off-Balance Sheet Arrangements.    At December 31, 2006, our outstanding letters of credit were approximately $0.2 million.

        See Notes 2, 9, 10 and 12 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

        We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our planned capital and liquidity requirements through at least the maturity date of our credit facility (December 2011).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At December 31, 2006, we had outstanding borrowings of $189.6 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2006, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.9 million.

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

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2006 and 2005, and June 30, 2005
Consolidated statements of operations for the year ended December 31, 2006, six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005 and 2004
Consolidated statements of partners' equity for the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004
Consolidated statements of cash flows for the year ended December 31, 2006, six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005 and 2004
Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2006 and 2005, and June 30, 2005, and the related consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and for each of the years in the two-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule (Exhibit 99.1). These consolidated financial statements and financial statement schedule are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2006 and 2005, and June 30, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and for each of the years in the two-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransMontaigne Partners L.P. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 16, 2007

TransMontaigne Partners L.P. and subsidiaries
Consolidated balance sheets
(Dollars in thousands)

	December 31, 2006	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,457	$698	$241
Trade accounts receivable, net	1,625	1,003	492
Due from TransMontaigne Inc.	13	1,212	14
Other current assets	1,156	338	302

	6,251	3,251	1,049
Property, plant and equipment, net	235,074	125,884	116,281
Goodwill	23,235	—	—
Other assets, net	6,801	1,901	2,243

	$271,361	$131,036	$119,573

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,410	$1,784	$2,180
Accrued liabilities	1,465	1,239	1,661

Total current liabilities	3,875	3,023	3,841
Long-term debt	189,621	28,000	28,307

Total liabilities	193,496	31,023	32,148

Partners' equity:
Predecessor equity	—	9,625	—
Common unitholders (3,972,500 units issued and outstanding at December 31, 2006 and 2005 and June 30, 2005, respectively)	72,852	75,474	76,255
Subordinated unitholders (3,322,266 units issued and outstanding at December 31, 2006 and 2005 and June 30, 2005, respectively)	4,866	14,581	13,433
General partner interest (2% interest with 148,873 equivalent units outstanding at December 31, 2006 and 2005 and June 30, 2005, respectively)	147	333	281
Deferred equity-based compensation	—	—	(2,544)

Total partners' equity	77,865	100,013	87,425

	$271,361	$131,036	$119,573

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004
			(unaudited)
Revenue	$56,785	$22,908	$16,692	$36,093	$34,437
Costs and expenses:
Direct operating costs and expenses	(26,191)	(7,896)	(7,740)	(15,175)	(14,231)
Direct general and administrative expenses	(6,453)	(1,267)	—	(79)	—
Allocated general and administrative expenses	(4,487)	(1,588)	(1,400)	(2,800)	(3,300)
Allocated insurance expense	(1,215)	(500)	(500)	(1,000)	(900)
Depreciation and amortization	(9,188)	(3,461)	(3,044)	(6,154)	(5,903)
Gain on disposition of assets, net	—	—	—	—	6

Operating income	9,251	8,196	4,008	10,885	10,109

Other income (expense):
Interest income	37	4	—	—	6
Interest expense	(3,356)	(969)	—	(167)	—
Amortization of deferred financing costs	(810)	(92)	—	(15)	—

Total other income (expense)	(4,129)	(1,057)	—	(182)	6

Net earnings	5,122	7,139	4,008	10,703	10,115
Less:
Net earnings attributable to predecessor	(1,856)	(472)	(4,008)	(9,730)	(10,115)
General partner interest in net earnings	(66)	(133)	—	(19)	—

Net earnings allocable to limited partners	$3,200	$6,534	$—	$954	$—

Net earnings per limited partner unit—basic	$0.44	$0.90	$—	$0.13	$—

Net earnings per limited partner unit—diluted	$0.44	$0.90	$—	$0.13	$—

Weighted average limited partner units outstanding—basic	7,283	7,295	—	7,295	—

Weighted average limited partner units outstanding—diluted	7,286	7,295	—	7,295	—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

(Dollars in thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2003	121,834	—	—	—	—	121,834
Net earnings	10,115	—	—	—	—	10,115
Distributions and repayments, net to Predecessor	(13,292)	—	—	—	—	(13,292)

Balance June 30, 2004	118,657	—	—	—	—	118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net to Predecessor	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters' discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973

Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Purchase of Mobile terminal by Predecessor	9,153	—	—	—	—	9,153
Net earnings from July 1, 2005 through December 31, 2005	472	3,559	2,975	133	—	7,139

Balance December 31, 2005	9,625	75,474	14,581	333	—	100,013
Distributions and repayments, net to Predecessor	70	—	—	—	—	70
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	(9,066)	—	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	—	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	—	135,823
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	3,505	—	—	(135,000)
Net earnings for year ended December 31, 2006	1,856	1,740	1,460	66	—	5,122

Balance December 31, 2006	$—	$72,852	$4,866	$147	$—	$77,865

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004
			(unaudited)
Cash flows from operating activities:
Net earnings	$5,122	$7,139	$4,008	$10,703	$10,115
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	9,188	3,461	3,044	6,154	5,903
Amortization of deferred equity-based compensation	610	323	—	48	—
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	3,258	—	—	—	—
Amortization of deferred financing costs	810	92	—	15	—
Gain on disposition of assets, net	—	—	—	—	(6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(1,809)	(439)	376	290	177
Due from TransMontaigne Inc.	1,199	(1,199)	—	(14)	—
Other current assets	(740)	(36)	(156)	(54)	86
Trade accounts payable	1,012	(403)	736	1,234	(400)
Accrued liabilities	(293)	(1,105)	(738)	141	657

Net cash provided by operating activities	18,357	7,833	7,270	18,517	16,532

Cash flows from investing activities:
Acquisition of terminal facilities, net of cash acquired	(152,920)	(1,858)	—	—	—
Additions to property, plant and equipment—expansion of facilities	(8,292)	(722)	(880)	(2,332)	(1,327)
Additions to property, plant and equipment—maintain existing facilities	(1,796)	(462)	(502)	(1,354)	(1,955)
Reimbursement of costs to maintain our Port Everglades (South) terminal	377	—	—	—	—
Proceeds from sale of assets	—	—	—	—	26

Net cash (used) by investing activities	(162,631)	(3,042)	(1,382)	(3,686)	(3,256)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	—	72,932	—
Net proceeds from issuance of subordinated units	—	—	—	7,945	—
Net (payments) borrowings under credit facility	161,621	(307)	—	28,307	—
Distributions paid to unitholders	(12,418)	(4,027)	—	—	—
Deferred financing costs	(2,603)	—	—	(916)	—
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	(538)	—	—	—	—
Repurchase of common units by our long-term incentive plan	(1,140)	—	—	—	—
Net contributions and advances by (distributions and repayments to) TransMontaigne Inc.	2,111	—	(5,888)	(122,860)	(13,292)

Net cash provided (used) by financing activities	147,033	(4,334)	(5,888)	(14,592)	(13,292)

Increase (decrease) in cash and cash equivalents	2,759	457	—	239	(16)
Cash and cash equivalents at beginning of period	698	241	2	2	18

Cash and cash equivalents at end of period	$3,457	$698	$2	$241	$2

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$3,296	$969	$—	$167	$—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

Year ended December 31, 2006, Six months ended December 31, 2005 and Years ended June 30, 2005 and 2004

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations in the United States primarily along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group engages in trading both physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 44.6% limited partner interest and a 2% general partner interest.

(b)   Change in year end

        We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

(c)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million (See Note 3 of Notes to consolidated financial statements). On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135 million (See Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        On February 28, 2003, TransMontaigne Inc. purchased the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation (see Note 3 of Notes to consolidated financial statements). On August 1, 2005, TransMontaigne purchased the Mobile terminal operations from Radcliff/Economy Marine Services, Inc.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $4.5 million for the year ended December 31, 2006, $1.6 million for the six months ended December 31, 2005 and $2.8 million and $3.3 million for the years ended June 30, 2005 and 2004, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $1.2 million for the year ended December 31, 2006, $0.5 million for the six months ended December 31, 2005 and $1.0 million and $0.9 million for the years ended June 30, 2005 and 2004, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations.

(d)   Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenues in our terminal and pipeline operations from throughput fees, storage fees, transportation fees, and fees from other ancillary services. Throughput revenue is recognized when the product is delivered to the customer; storage revenue is recognized ratably over the term of the storage contract; management fee revenue is recognized as the services are performed; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; and ancillary service revenue is recognized as the services are performed.

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

(g)   Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries as a credit to income in the period the insurance recoveries are received.

        At December 31, 2006 and 2005, and June 30, 2005, we have accrued environmental obligations of approximately $682,000, $625,000, and $nil, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the year ended December 31, 2006, we charged to income approximately $950,000 to increase our estimate of our future environmental remediation obligations due to product that was released during June 2006 at our Mobile, Alabama terminal facility and product that was released during October 2006 at our Rogers, Arkansas terminal facility. During the year ended December 31, 2006 we made payments of approximately $893,000 towards our environmental remediation obligations. The accrued environmental obligations at December 31, 2005 represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminal facilities and occurring before May 27, 2005, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2008 against certain potential environmental claims, losses and expenses associated with the operation of the Mobile, Alabama terminal and occurring before January 1, 2006, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2011 against certain potential environmental claims, losses and expenses associated with the operation of the Brownsville and River terminals and occurring before December 31, 2006, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(h)   Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets consist of above-ground storage facilities and an underground pipeline. We are unable to predict if and when our long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS 143," which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. We adopted the requirements of FIN 47 on January 1, 2006. The adoption of FIN 47 did not have a significant impact on our combined financial statements.

(i)    Equity-based compensation plan

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

(j)    Income taxes

        No provision for income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal and state income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

(k)   Net earnings per limited partner unit

        Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of two percent of the earnings allocable to the general partner.

(l)    Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2)   TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in May 2008, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At December 31, 2006, the annual administrative fee payable to TransMontaigne Inc. was approximately $6.9 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At December 31, 2006 the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.6 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

        Environmental Indemnification.    Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the Florida and Midwest terminal facilities acquired by us on May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

        In connection with our acquisition of the Mobile, Alabama terminal, TransMontaigne Inc. agreed to indemnify us through December 2008, against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006.

        In connection with our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to indemnify us through December 2011, against certain potential environmental liabilities associated with the operation of the Brownsville and River terminals that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our Florida, Missouri and Arkansas terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $20 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

        In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 consecutive days, TransMontaigne Inc.'s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to TransMontaigne Inc., TransMontaigne Inc.'s minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

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

        Terminaling Services Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenues of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal.

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex, that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenues to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville terminal that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville LPG terminal certain minimum volumes of natural gas liquids that will, under the fee and tariff schedule contained in the agreement, result in minimum revenues to us of approximately $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,700 barrels of storage capacity at our Brownsville, Texas terminal complex.

(3)   ACQUISITIONS

        Brownsville and River Terminals.    Effective December 29, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 2.2 million barrels of aggregate active storage capacity in Brownsville, Texas, twelve refined product terminals along the Mississippi and Ohio rivers with approximately 2.7 million barrels of aggregate active storage capacity, and the Baton

Rouge, Louisiana dock facility for a cash payment of approximately $135 million. The Brownsville terminal provides integrated terminaling services to customers, including TransMontaigne Inc. and Morgan Stanley Capital Group, engaged in the distribution and marketing of refined products and natural gas liquids. The River terminals provide integrated terminaling services to third parties engaged in the distribution and marketing of refined products and industrial and commercial end-users. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Brownsville and River terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Brownsville and River terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity—subordinated units.

        At December 31, 2006, TransMontaigne Inc.'s accounting basis in the assets and liabilities of the Brownsville and River terminals is preliminary and subject to change, pending the completion of an ongoing appraisal of TransMontaigne Inc.'s identifiable tangible and intangible assets. The preliminary basis in the assets and liabilities of the Brownsville and River terminals are as follows:

	December 29, 2006	September 1, 2006
Cash	$15	$15
Trade accounts receivable	—	2,420
Prepaid expenses and other	164	126
Property, plant and equipment	111,621	108,066
Goodwill	23,235	23,235
Other intangible assets, net	3,596	3,699
Other assets, net	10	3
Trade accounts payable	—	(1,221)
Other accrued liabilities	(136)	(520)

Predecessor equity	$138,505	$135,823

        The unaudited pro forma combined results of operations as if the acquisition of the Brownsville and River terminals had occurred on July 1, 2005 are as follows (in thousands, except per unit data):

	Year ended December 31, 2006	Six months ended December 31, 2005
	(unaudited)
Revenue	$75,139	$32,981

Net earnings (loss)	$(3,719)	$644

Net earnings (loss) per limited partner unit—basic	$(0.50)	$0.02

        Mobile Terminal.    Effective January 1, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 235,000 barrels of aggregate active storage capacity in Mobile, Alabama for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The acquisition of the Mobile terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control.

As such, prior periods include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as a reduction of partners' equity—subordinated units.

        The basis of the assets and liabilities of the Mobile terminal are as follows:

	December 31, 2005	August 1, 2005
Trade accounts receivable	$—	$72
Due from TransMontaigne Inc.	—	—
Property, plant and equipment	8,869	9,137
Trade accounts payable	—	(56)

Predecessor equity	$8,869	$9,153

        Oklahoma City Terminal.    Effective October 31, 2005, we purchased from Magellan Pipeline Company, L.P. a refined product terminal with approximately 157,000 barrels of aggregate active storage capacity in Oklahoma City, Oklahoma for approximately $1.9 million. The Oklahoma City terminal currently provides integrated terminaling services to a major oil company. The accompanying consolidated financial statements include the results of operations of the Oklahoma City terminal from October 31, 2005.

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

        Florida Terminals.    On February 28, 2003, TransMontaigne Inc. acquired all of the outstanding shares of capital stock of Coastal Fuels Marketing, Inc. and its subsidiary, Coastal Tug and Barge, Inc., along with the rights to and operations of the Southeast marketing division of El Paso Merchant Energy Petroleum Company, from an affiliate of El Paso Corporation. The acquisition included five Florida terminals, with aggregate active storage capacity of approximately 4.7 million barrels, and a related tug and barge operation (collectively, the "Coastal Fuels assets"). The Coastal Fuels assets primarily handle gasolines, distillates (including heating oils), jet fuels, residual fuel oils, asphalt and crude oil at Cape Canaveral, Port Manatee/Tampa, Port Everglades/Ft. Lauderdale, Fisher Island/Miami and Jacksonville, Florida. The adjusted purchase price for the acquisition, including approximately $37 million of product inventory, was approximately $156 million. The accompanying consolidated financial statements include the results of operations of the Coastal Fuels assets acquired by us from the closing date of the acquisition by TransMontaigne Inc. (February 28, 2003).

        TransMontaigne Inc.'s adjusted purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The applicable portion of the adjusted purchase price that was allocated to the Coastal Fuels assets acquired by us is as follows (in thousands):

Coastal Fuels
Property, plant and equipment	$93,006
Other assets—acquired intangible	2,500
Acquisition related liabilities	(140)

Cash paid	$95,366

        Coastal Fuels acquisition-related liabilities include accrued property taxes of approximately $140,000.

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004, we increased the allowance for doubtful accounts through a charge to income of approximately $75,000, $nil, $50,000, and $0.1 million, respectively.

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2006	December 31, 2005	June 30, 2005
Trade accounts receivable	$1,700	$1,003	$492
Less allowance for doubtful accounts	(75)	—	—

	$1,625	$1,003	$492

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 56%, 70%, 64%, and 59% of our total revenues for the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004, respectively. Marathon Petroleum Company LLC ("Marathon") and the previous asphalt storage customers accounted for 16%, 17%, 24%, and 24% of our total revenues for the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004, respectively.

(5)   OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2006	December 31, 2005	June 30, 2005
Additive detergent	$558	$307	$290
Reimbursements due from the Federal government	438	—	—
Deposits and other assets	160	31	12

	$1,156	$338	$302

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals.

(6)   PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2006	December 31, 2005	June 30, 2005
Land	$34,039	$27,303	$25,024
Terminals, pipelines and equipment	231,607	128,830	117,830
Furniture, fixtures and equipment	874	480	468
Construction in progress	8,132	263	741

	274,652	156,876	144,063
Less accumulated depreciation	(39,578)	(30,992)	(27,782)

	$235,074	$125,884	$116,281

(7)   GOODWILL

        At December 31, 2006, goodwill is approximately $23.2 million resulting from the acquisition of the Brownsville and River terminals from TransMontaigne Inc. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). TransMontaigne Inc.'s carryover basis in the Brownsville and River terminals is derived from the application of push-down accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville and River terminals. Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31.

(8)   OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2006	December 31, 2005	June 30, 2005
Deferred financing costs, net of accumulated amortization of $nil, $107, and $15	$2,603	$809	$901
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $103, $nil and $nil, respectively	3,596	—	—
Coastal Fuels trade name, net of accumulated amortization of $1,917, $1,417 and $1,167, respectively	583	1,083	1,333
Deposits and other assets	19	9	9

	$6,801	$1,901	$2,243

        Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements). On December 29, 2006, we repaid and cancelled our former credit facility resulting in a charge to income of approximately $0.6 million for the write-off of the remaining unamortized deferred financing costs related to the former credit facility. On December 22, 2006, we entered into a new senior secured credit facility and incurred deferred financing costs of approximately $2.6 million.

        Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). Identifiable intangible assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals and the right to use the Coastal Fuels trade name at our Florida terminals.

        The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years; the carryover basis of the Coastal Fuels trade name is being amortized on a straight-line basis over five years. Expected amortization expense for identifiable intangible assets, net recorded as of December 31, 2006 is as follows (in thousands):

	Years ending December 31,
	2007	2008	2009	2010	2011	Thereafter
Amortization expense	$808	$391	$308	$308	$308	$2,056

(9)   ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2006	December 31, 2005	June 30, 2005
Accrued property taxes	$177	$58	$785
Accrued environmental obligations	682	625	—
Customer advances and deposits	146	233	633
Interest payable	87	26	—
Accrued expenses and other	373	297	243

	$1,465	$1,239	$1,661

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At December 31, 2006, our outstanding borrowings under the Senior Secured Credit Facility were approximately $189.6 million and our outstanding letters of credit were approximately $210,000. The initial borrowings under the Senior Secured Credit Facility were used to repay the outstanding loans under the Former Credit Facility and to finance the acquisition of the Brownsville and River terminals from TransMontaigne Inc. (See Note 3 of Notes to consolidated financial statements).

        The Senior Secured Credit Facility is composed of a $75 million term loan facility and a $150 million revolving credit facility. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. The interest rate on borrowings under our Senior Secured Credit Facility was approximately 7.8% at December 31, 2006. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 5.75 times through the earlier of September 30, 2007 or the completion of a new equity offering of not less than $65 million, and not to exceed 4.5 times thereafter), (ii) a senior secured leverage ratio test (not to exceed 5.75 times through the earlier of September 30, 2007 or the completion of a new equity offering of not less than $65 million, and not to exceed 4.0 times thereafter), and (iii) a minimum interest coverage ratio test (not to be less than 2.25 times through September 30, 2007, then 2.5 times through December 31, 2007, and not less than 2.75 times thereafter).

        Former Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility ("Former Credit Facility"). At December 31, 2005 and June 30, 2005, our outstanding borrowings under the Former Credit Facility were approximately $28.0 million and $28.3 million, respectively. The Former Credit Facility provided for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $78.4 million at December 31, 2005). The maximum borrowing amount was reduced by the amount of letters of credit that were outstanding. The weighted average interest rate on borrowings under our Former Credit Facility was 5.8% and 5.0% during the six months ended December 31, 2005 and year ended June 30, 2005, respectively. In addition, we paid a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. On December 29, 2006, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds for the initial borrowings under our new Senior Secured Credit Facility and the Former Credit Facility was cancelled.

(11) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. ("TransMontaigne GP") is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of December 31, 2006, 170,395 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On January 19, 2006, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted units to key employees and non-employee directors of our general partner. As of December 31, 2006, we have repurchased approximately 38,400 common units pursuant to the program. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued.

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

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units granted to employees and executive officers, and non-employee directors of our general partner vest upon a change in control of TransMontaigne Inc. On September 1, 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group resulting in the acceleration of vesting of all outstanding restricted phantom units and restricted common units. Amortization of deferred equity-based compensation, including the effects of the acceleration of vesting of all outstanding restricted phantom units and restricted common units, of approximately $3.9 million and $0.3 million is included in direct general and administrative expense for the year ended December 31, 2006 and six months ended December 31, 2005, respectively.

        On March 2, 2007, the compensation committee of the board of directors of our general partner authorized the grant of 10,000 restricted phantom units, in the aggregate, to the directors of our general partner who are not officers of our general partner or its affiliates. The grants will become effective on March 31, 2007.

(12) COMMITMENTS AND CONTINGENCIES

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At December 31, 2006, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2007	$1,220
2008	1,204
2009	1,161
2010	1,116
2011	743
Thereafter	1,096

$6,540

        Rental expense under operating leases was approximately $0.5 million, $0.2 million, $0.2 million, and $0.2 million for the year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004, respectively.

(13) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004
	(unaudited)
Basic weighted average units	7,283	7,295	—	7,295	—
Dilutive effect of restricted phantom units	3	—	—	—	—

Diluted weighted average units	7,286	7,295	—	7,295	—

        For the year ended December 31, 2006, we included the dilutive effect of 58,000 restricted phantom units, prior to their vesting on September 1, 2006, in the computation of diluted net earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2006 and 2005, and June 30, 2005.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Debt.    The carrying value of the senior secured credit facility approximates fair value since borrowings under the senior secured credit facility bear interest at current market interest rates.

(15) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products and crude oil. Our chief operating decision maker is our general partner's chief executive officer ("CEO"). Our general partner's CEO reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenues less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminal and (iv) River terminals.

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005	Year ended June 30, 2004
	(unaudited)
Gulf Coast Terminals:
Throughput and additive injection fees, net	$21,523	$10,807	$4,497	$10,077	$9,186
Storage	10,786	5,270	9,015	18,014	17,711

	32,309	16,077	13,512	28,091	26,897
Other	7,728	3,696	1,071	3,509	3,410

Revenues	40,037	19,773	14,583	31,600	30,307
Direct operating costs and expenses	(19,123)	(7,123)	(7,058)	(14,014)	(13,044)

Net margins	20,914	12,650	7,525	17,586	17,263

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	3,027	1,197	877	1,816	1,431
Pipeline transportation fees	2,449	1,226	1,098	2,242	2,141
Other	1,307	712	134	435	558

Revenues	6,783	3,135	2,109	4,493	4,130
Direct operating costs and expenses	(2,117)	(773)	(682)	(1,161)	(1,187)

Net margins	4,666	2,362	1,427	3,332	2,943

Brownsville Terminal (since September 1, 2006):
Throughput and additive injection fees, net	1,351	—	—	—	—
Storage	1,967	—	—	—	—
Other	930	—	—	—	—

Revenues	4,248	—	—	—	—
Direct operating costs and expenses	(2,586)	—	—	—	—

Net margins	1,662	—	—	—	—

River Terminals (since September 1, 2006):
Throughput and additive injection fees, net	1,221	—	—	—	—
Storage	4,315	—	—	—	—
Other	181	—	—	—	—

Revenues	5,717	—	—	—	—
Direct operating costs and expenses	(2,365)	—	—	—	—

Net margins	3,352	—	—	—	—

Total net margins	30,594	15,012	8,952	20,918	20,206
Direct general and administrative expenses	(6,453)	(1,267)	—	(79)	—
Allocated general and administrative expenses	(4,487)	(1,588)	(1,400)	(2,800)	(3,300)
Allocated insurance expense	(1,215)	(500)	(500)	(1,000)	(900)
Depreciation and amortization	(9,188)	(3,461)	(3,044)	(6,154)	(5,903)
Gain on disposition of assets, net	—	—	—	—	6

Operating income	9,251	8,196	4,008	10,885	10,109
Other income (expense), net	(4,129)	(1,057)	—	(182)	6

Net earnings	$5,122	$7,139	$4,008	$10,703	$10,115

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$14,294	$1,099	$4,085	$5,791	$25,269
Revenues from TransMontaigne Inc.	25,743	5,684	—	(74)	31,353
Revenues from Morgan Stanley Capital Group	—	—	163	—	163

Revenues	$40,037	$6,783	$4,248	$5,717	$56,785

Identifiable assets	$114,460	$18,259	$50,311	$65,096	$248,126

Capital expenditures	$13,568	$158	$45,895	$59,061	$118,682

	Six months ended December 31, 2005
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$6,610	$195	$6,805
Revenues from TransMontaigne Inc.	13,163	2,940	16,103

Revenues	$19,773	$3,135	$22,908

Identifiable assets	$119,044	$11,992	$131,036

Capital expenditures	$1,143	$2,534	$3,677

	Year ended June 30, 2005
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$13,037	$—	$13,037
Revenues from TransMontaigne Inc.	18,563	4,493	23,056

Revenues	$31,600	$4,493	$36,093

Identifiable assets	$109,701	$9,872	$119,573

Capital expenditures	$3,686	$—	$3,686

	Year ended June 30, 2004
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$14,259	$—	$14,259
Revenues from TransMontaigne Inc.	16,048	4,130	20,178

Revenues	$30,307	$4,130	$34,437

Identifiable assets	$110,227	$10,659	$120,886

Capital expenditures	$3,175	$107	$3,282

(16) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(in thousands)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year ended December 31, 2006
Revenues	$12,090	$11,563	$13,850	$19,282	$56,785

Net earnings (loss)	$2,719	$1,537	$(1,045)	$1,911	$5,122

	Three months ended
	September 30, 2005	December 31, 2005	Six months ended December 31, 2005
Revenues	$10,967	$11,941	$22,908

Net earnings	$3,373	$3,766	$7,139

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Year ended June 30, 2005
Revenues	$8,392	$8,300	$9,714	$9,687	$36,093

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. In addition, our Certifying Officer concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2006. The assessment by the management of our general partner of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 16, 2007
/s/ RANDALL J. LARSON Randall J. Larson
Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that TransMontaigne Partners L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransMontaigne Partners L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that TransMontaigne Partners L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TransMontaigne Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2006 and 2005, and June 30, 2005, and the related consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and for each of the years in the two-year period ended June 30, 2005, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 16, 2007

ITEM 9B. OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2006.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

        TransMontaigne GP L.L.C. ("TransMontaigne GP"), is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc. is an indirect wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Inc. is a wholly-owned subsidiary of Morgan Stanley Capital Group, the principal commodity trading arm of Morgan Stanley. TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse to it.

Board of Directors and Officers

        The board of directors of our general partner oversees our operations. Our general partner has appointed seven members to its board of directors, four of whom, Messrs. Masters, Peters, Shaffer and Utsler, are independent as defined under the independence standards established by the New York Stock Exchange. The New York Stock Exchange does not require a listed limited partnership, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee.

        The officers of our general partner manage the day-to-day affairs of our business. All of the officers listed below split their time between managing our business and affairs and the business and affairs of TransMontaigne Inc. The officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of TransMontaigne Inc. The sole member of our general partner intends to seek to cause the officers to devote as much time to the management of our operations as is necessary for the proper conduct of our business and affairs.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and officers of TransMontaigne GP L.L.C.:

Name	Age	Position
Donald H. Anderson	58	Chairman of the Board
Randall J. Larson	49	Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
William S. Dickey	49	Executive Vice President, Chief Operating Officer and Director
Frederick W. Boutin	51	Senior Vice President and Treasurer
Erik B. Carlson	59	Senior Vice President, Corporate Secretary and General Counsel
Javed Ahmed	37	Director
Jerry R. Masters	48	Director
David A. Peters	48	Director
D. Dale Shaffer	63	Director
Rex L. Utsler	61	Director

        Donald H. Anderson was elected as the non-executive Chairman of the board of directors of our general partner in February 2005. Mr. Anderson served as the President and the Chief Executive Officer of our general partner from February 2005 to September 2006. Mr. Anderson has served as Chairman of the Board of TransMontaigne Inc. since September 2006. From September 1999 to September 2006 he served as Vice Chairman and Chief Executive Officer of TransMontaigne Inc., and served as its President from January 2000 to September 2006. From 1997 through September 1999, Mr. Anderson was the Executive Director and a Principal of Western Growth Capital LLC, a Colorado-based private equity investment and consulting firm. From December 1994 until March 1997, Mr. Anderson was Chairman, President and Chief Executive Officer of PanEnergy Services, PanEnergy's non-jurisdictional operating subsidiary. From December 1994 until March 1997, Mr. Anderson also served as a Director of TEPPCO Partners, L.P. Mr. Anderson was previously President, Chief Operating Officer and Director of Associated Natural Gas Corporation from 1989 until its merger with PanEnergy Corporation in 1994. Mr. Anderson is a director of Bear Paw Energy, LLC.

        Randall J. Larson has served as the Chief Executive Officer of our general partner since September 2006 and as the Chief Financial Officer and Chief Accounting Officer of our general partner since February 2005. From February 2005 to September 2006, Mr. Larson served as the Executive Vice President of our general partner and served as a director of our general partner from February 2005 to October 2006. Mr. Larson has been the President and Chief Executive officer of TransMontaigne Inc. since September 2006, its Chief Financial Officer since January 2003 and its Chief Accounting Officer since May 2002. Mr. Larson served as Executive Vice President of TransMontaigne Inc. from May 2002 to September 2006 and also served as its Controller from May 2002 until January 2003. From July 1994 through April 2002, Mr. Larson was a partner with KPMG LLP. From July 1992 to June 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson also serves as a director of Lion Oil Company, a privately held company.

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

        Javed Ahmed was elected as a director of our general partner in October 2006. Mr. Ahmed's election was in conjunction with Morgan Stanley's acquisition of TransMontaigne Inc. Mr. Ahmed is a Managing Director of Morgan Stanley and works in the firm's Commodities Group. He has been with Morgan Stanley since 1997. In addition, to being a director of our general partner, Mr. Ahmed is a director of TransMontaigne Inc. and Lion Oil Company, both privately held companies.

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

        Rex L. Utsler was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit committee and as chair of the conflicts committee of the board of directors of our general partner. Mr. Utsler became President and Chief Executive Officer of Grease Monkey International, Inc. (GMI) and Grease Monkey Holding Corporation (GMHC), a franchisor of automotive preventive maintenance centers, positions he has held since January 2001. Effective January 2006, Mr. Utsler became a director of Grease Monkey Fundraising, LLC (GMF) and is the President, Chief Executive Officer and a director of Monkey Shine Franchising LLC (MSF), a franchisor of car wash centers, as of January 5, 2007.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Reporting Persons are also required by SEC regulations to furnish TransMontaigne Partners with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Jerry R. Masters, David A. Peters and Rex L. Utsler, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, it auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

        Based upon his education and employment experience as more fully detailed in Mr. Masters' biography set forth above, Mr. Masters has been designated by the board as the audit committee's financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d)(5)(i) of Regulation S-K of the Securities Exchange Act of 1934.

Conflicts Committee

        Messrs. Masters, Utsler, Peters and Shaffer currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which administers the TransMontaigne Services Inc. Long-term incentive plan, including the selection of individuals granted equity-based awards under the plan. The compensation committee has adopted a charter, which the board of directors has ratified and approved. Messrs. Shaffer, Masters and Peters currently serve on the compensation committee.

Compensation Committee Report

        The compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis under "Item 11. Executive Compensation" of this report. Based on such review and discussions, the Compensation Committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE
D. Dale Shaffer, Chair Jerry R. Masters David A. Peters

Corporate Governance Guidelines; Code of Business Conduct and Ethics

        The board of directors of our general partner has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

        The audit committee has adopted a Code of Business Conduct and Ethics, which the board of directors of our general partner has ratified and approved. The Code of Business Conduct applies to all employees of TransMontaigne Services Inc. acting on behalf of our general partner and to the officers and directors of our general partner. The audit committee has also adopted, and the board of directors of our general partner has ratified and approved, a Code of Ethics for Senior Financial Officers of our general partner. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of our general partner, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions.

        Copies of our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Audit Committee Charter, and Compensation Committee Charter, are available on our website at www.transmontaignepartners.com. Copies of these items are also available free of charge in print to any unitholder who sends a request to the office of Secretary, TransMontaigne Partners L.P., at 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Communications by Unitholders

        Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets in executive sessions, attended only by non-management, independent directors, at the conclusion of each regularly-scheduled board meeting. The board has chosen Mr. Shaffer to preside as chairman of these executive session meetings.

        Unitholders and other interested parties may communicate with (1) Mr. Shaffer, in his capacity as chairman of the executive session meetings of the board of directors of our general partner, (2) with the non-management members of the board of directors of our general partner as a group, or (3) any and all members of the board of directors of our general partner by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the non-management directors (or to the chairman of the board or any standing committee of the board) at the following address and fax number:

  Name of the Director(s)
  c/o Secretary
  TransMontaigne Partners LP
  1670 Broadway, Suite 3100
  Denver, Colorado 80202
  (303) 626-8228

        The secretary of our general partner will collect and organize all such communications in accordance with procedures approved by the board. The secretary will forward all communications to the chairman of the board or to the identified director(s) as soon as practicable. However, we may handle differently communications that are abusive, offensive or that present safety or security concerns. If we receive multiple communications on a similar topic, our secretary may, in his or her discretion, forward only representative correspondence.

        The chairman of the board will determine whether any communication addressed to the entire board should be properly addressed by the entire board or a committee thereof if a communication is sent to the board or a committee, the chairman of the board or the chairman of that committee, as the case may be, will determine whether the communication warrants a response. If a response to the communication is warranted, the content and method of the response will be coordinated with our general partner's internal or external counsel.

New York Stock Exchange Certification

        On June 26, 2006, we provided the New York Stock Exchange with the Annual CEO Certification in accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The purpose of the Annual CEO Certification is to evidence our compliance with the New York Stock Exchange's corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the officers of our general partner employed by TransMontaigne Services Inc., except with respect to certain equity based compensation awards discussed below. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2006, we paid TransMontaigne Inc. an administrative fee of $3.4 million. In connection with our acquisition of the River and Brownsville terminal facilities on December 29, 2006, the administrative fee was increased to $6.9 million per year. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf.

        Neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, all of which is determined by TransMontaigne Inc. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted under TransMontaigne Services Inc.'s long-term incentive plan. To the extent that awards of phantom units granted under TransMontaigne Services Inc.'s long-term incentive plan are replaced with common units purchased by TransMontaigne Services Inc. on the open market, we will reimburse TransMontaigne Services Inc. for the purchase price of such units. In addition, if TransMontaigne Inc. adopts the TransMontaigne Services Inc. savings and retention plan, as discussed below, we expect to reimburse TransMontaigne Services Inc. up to $1.5 million provided that no less than $1.5 million in bonus awards granted to its key employees are deemed invested in our common units.

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2006, elements of compensation for our executive officers consisted of the following:

  •
  Annual base salary;

  •
  Discretionary annual cash awards;

  •
  Long-term equity-based compensation; and

  •
  Other compensation, including very limited perquisites.

        We do not provide any perquisites to the executive officers of our general partner. TransMontaigne Services Inc. expects to continue its policy of covering very limited perquisites allocable to its executive officers. TransMontaigne Services Inc. makes matching contributions under its 401(k) plan for the benefit of its executive officers in the same manner as for its other employees.

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2006, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.

        We believe that TransMontaigne Inc.'s compensation policies allow it to attract, motivate and retain high quality, talented individuals with the skills and competencies we require. In addition, the TransMontaigne Services Inc.'s savings and retention plan, if adopted, is expected to align the long-term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards is deemed invested in our common units.

        The 2006 equity-based awards under the long-term incentive plan were determined by consultation among Messrs. Anderson, Dickey and Larson and were approved by the compensation committee of our general partner. The equity-based awards were intended to align the long-term interests of the executive officers of our general partner with those of our unitholders. We do not currently expect to continue to issue long-term incentive plan awards to executive officers of our general partner, although we expect that the long-term incentive plan will continue to be used to award restricted common units to the directors who are not officers of our general partner or its affiliates. Instead, as discussed below, we expect to reimburse TransMontaigne Services Inc. for a portion of the bonus awards that it grants to certain key employees of TransMontaigne Services Inc., but only to the extent that those grants are tied to the market value of our common units.

Grants of Plan-Based Awards Table for 2006

        The following table provides information concerning each grant of an award made to our general partner's executive officers in the 2006 fiscal year.

Name(a)	Grant Date(b)	All Other Stock Awards: Number of Shares of Stock or Units (#)(i)	Grant Date Fair Value of Stock and Option Awards
Donald H. Anderson	March 31, 2006	5,000	$146,550
Randall J. Larson	March 31, 2006	5,000	$146,550
William S. Dickey	March 31, 2006	5,000	$146,550
Frederick W. Boutin	March 31, 2006	2,500	$73,275
Erik B. Carlson	March 31, 2006	2,500	$73,275

        On March 31, 2006, the Compensation Committee of our general partner approved the grant of restricted phantom units to the executive officers of our general partner under the TransMontaigne Services Inc. long-term incentive plan. The restricted phantom units will automatically be replaced on a one-for-one basis with our common units, as the common units are acquired in the open market on behalf of the plan. The awards provide that the restricted phantom units will vest in four equal annual installments commencing on the first anniversary of the grant date or earlier upon a change of control. Dividends are paid on the restricted phantom units at the same rate as on our unrestricted common units. Effective September 1, 2006, 100% of the restricted units vested as a result of the acquisition of TransMontaigne Inc. by an affiliate of Morgan Stanley Capital Group, which acquisition constituted a change of control under the terms of our award agreements.

Option Exercises and Stock Vested Table for 2006

        The following table provides information concerning vesting of common units during the 2006 fiscal year for each of our general partner's executive officers.

	Unit Awards
Name(a)	Number of Units Acquired on Vesting (#)(1) (d)	Value Realized on Vesting ($) (e)
Donald H. Anderson	16,000	$490,038
Randall J. Larson	16,000	$490,038
William S. Dickey	16,000	$490,038
Frederick W. Boutin	11,000	$337,006
Erik B. Carlson	11,000	$337,006

(1)
Effective September 1, 2006, 100% of the restricted common units vested as a result of the acquisition of TransMontaigne Inc. by an affiliate of Morgan Stanley Capital Group, which acquisition constituted a change of control under the terms of our award agreements.

Employment and Other Agreements

        We have not entered into any employment agreements with any officers of our general partner.

COMPENSATION OF DIRECTORS

        Officers of our general partner or its affiliates who also serve as directors of our general partner will not receive additional compensation. Directors who are not officers or employees of our general partner or its affiliates will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on each of the four successive anniversaries of the date of grant (with vesting to be accelerated upon a change of control). Directors who are employees, but not officers of our general partner or its affiliates, will receive an annual grant of 2,000 restricted phantom units, but not the $30,000 annual cash retainer. The restricted phantom units will automatically be replaced on a one-for-one basis with our common units, as the common units are acquired in the open market by the plan. The awards provide that the restricted phantom units will vest in four equal annual installments commencing on the first anniversary of the grant date or earlier upon a change of control. Dividends are paid on restricted phantom units at the same rate as on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table provides information concerning the compensation of our general partner's directors for 2006.

Director Compensation Table for 2006

Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	All Other Compensation ($) (g)	Total ($) (h)
Donald H. Anderson(2)	—	—	—	—
William S. Dickey(3)	—	—	—	—
Randall J. Larson(3)	—	—	—	—
Javed Ahmed(4)	—	—	—	—
Jerry R. Masters	$30,000	$58,620	—	$88,620
David A. Peters	$30,000	$58,620	—	$88,620
D. Dale Shaffer	$30,000	$58,620	—	$88,620
Rex L. Utsler	$30,000	$58,620	—	$88,620

(1)
The dollar amount reflected in the "Stock Awards" column reflects the aggregate grant date value of the restricted phantom units, computed in accordance with FAS 123(R). The grant date value is equal to the closing price of our unrestricted common units on the grant date of $29.31. The restricted phantom units vest in 25% increments on each of the four successive anniversaries of the date of grant (with vesting to be accelerated upon a change of control). Effective September 1, 2006, 100% of the restricted units held by each director vested as a result of the acquisition of TransMontaigne Inc. by an affiliate of Morgan Stanley Capital Group, which acquisition constituted a change of control under the terms of our award agreements.

(2)
Mr. Anderson served as the Chief Executive Officer of our general partner until September 1, 2006. Because he remains an employee of an affiliate of our general partner, he received no compensation for service as a director of our general partner during 2006. However, Mr. Anderson will be eligible to receive an annual award of 2,000 restricted phantom units commencing in 2007.

(3)
Messrs. Dickey and Larson are executive officers of our general partner and, therefore, are not entitled to receive additional compensation for service as a director of our general partner. Mr. Larson resigned as a director of our general partner on October 4, 2006 to facilitate the appointment of a Morgan Stanley Capital Group representative to the board of directors of our general partner.

(4)
Mr. Ahmed was appointed as a director of our general partner on October 4, 2006. Because he is an employee of an affiliate of our general partner, he receives no additional compensation for service as a director of our general partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation committee of our general partner primarily administers our long-term incentive plan, including the selection of the individuals to be granted awards from among those eligible to participate. During the year ended December 31, 2006, the compensation committee of our general partner awarded 28,000 restricted phantom units to the directors and executive officers of our general partner. There are no compensation committee interlocks.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. expects to adopt a proposed savings and retention plan of TransMontaigne Services Inc. in 2007. The plan is expected to be administered by the board of directors of TransMontaigne Inc. or such other persons appointed by the board. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets will be segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator will determine both the amount and investment funds in which the bonus award will be deemed invested for each participant. Currently, the three investment funds that the plan administrator can select are (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) an equity index fund under which participant amounts are deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (3) a fund under which a participant's account is deemed invested in our common units, with all distributions automatically reinvested in common units. To the extent the board of directors of TransMontaigne Inc. adopts the plan and awards bonuses of not less than $1.5 million to the officers or employees of TransMontaigne Services Inc. that are deemed invested in common units, the board of directors of our general partner has agreed to reimburse TransMontaigne Services Inc. up to $1.5 million.

        The foregoing discussion of the proposed terms of the savings and retention plan is based upon the terms of the plan being reviewed by the board of directors of TransMontaigne Inc. and may not be the final terms of the savings and retention plan, if ultimately adopted by the board of directors of TransMontaigne Inc.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our non-employee directors. Following the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group and the establishment of the savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the non-employee directors of our general partner will continue to be made under the long-term incentive plan. The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. The long-term incentive plan currently permits the grant of awards covering an aggregate of 200,000 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. The plan is administered by the compensation committee of the board of directors of our general partner.

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

        Restricted Units and Restricted Phantom Units. A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A restricted phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and restricted phantom units to employees, consultants and non-employee directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and restricted phantom units granted to employees, consultants and non-employee directors will vest. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and restricted phantom units will vest upon a change of control of us, our general partner, TransMontaigne Inc., Morgan Stanley Capital Group or Morgan Stanley unless provided otherwise by the compensation committee.

        If a grantee's employment, service relationship or membership on the board of directors terminates for any reason, the grantee's restricted units and restricted phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of restricted phantom units may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. TransMontaigne Services Inc. will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of restricted phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the restricted phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to restricted phantom units.

        We intend the issuance of restricted units and common units upon the vesting of the restricted phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, at this time it is not contemplated that plan participants will pay any consideration for restricted units or common units they receive, and at this time we do not contemplate that we will receive any remuneration for the restricted units and common units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of units as of March 2, 2007 by each director of our general partner, and by each individual serving as an executive officer of our general partner as of March 2, 2007, by each person known by us to own more than 5% of the outstanding units, and by all directors and those serving as executive officers as of March 2, 2007 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on 3,972,500 limited partnership units outstanding as of March 2, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of March 2, 2007 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total units beneficially owned(1)
TransMontaigne Inc.(2)	—	—	2,872,266	86.5%	39.4%
Morgan Stanley Strategic Investments, Inc.(3)	—	—	450,000	13.5%	6.2%
Neuberger Berman Inc.(4)	476,303	12.0%	—	—	6.5%
Donald H. Anderson(5)	30,200	*	—	—	*
Frederick W. Boutin	30,200	*	—	—	*
Erik B. Carlson	31,000	*	—	—	*
William S. Dickey	30,200	*	—	—	*
Randall J. Larson	35,200	*	—	—	*
Javed Ahmed	—	—	—	—	—
Jerry R. Masters	18,000	*	—	—	*
David A. Peters	15,600	*	—	—	*
D. Dale Shaffer	4,700	*	—	—	*
Rex L. Utsler	8,600	*	—	—	*
All directors and executive officers as a group (10 persons)	203,700	5.1%	—	—

*
Less than 1%.

(1)
The subordinated units included in this column are not convertible into common units within 60 days of March 2, 2007, but are included to reflect the total percentage beneficial interest held by each unitholder in all of our outstanding limited partnership units.

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

(3)
The address of Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(4)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007, Neuberger Berman Inc. owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management Inc. and does not own over 1% of the issuer, and is affiliated with Lehman Brothers Asset Management LLC. Neuberger Berman, LLC and Neuberger Berman Management Inc. both have the shared power to make decisions whether to retain or dispose and vote the securities and the shared power to dispose, but not vote, 167,784 common units. Neuberger Berman, LLC and Neuberger Berman Management Inc. serve as a sub-adviser and investment manager, respectively, of Neuberger Berman's various Mutual Funds which hold such units in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer. The holdings of Lehman Brothers Asset Management LLC, an affiliate of Neuberger Berman LLC, are also aggregated to comprise the holdings referenced herein.

(5)
Held in trust for the benefit of Mr. Anderson's family. Mr. Anderson is the trustee of the trust with sole power to vote and dispose such units.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2006.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

        Our conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne Inc. or the modification of a material agreement between us and TransMontaigne Inc. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition the conflicts committee has the authority to engage outside advisors to assist it in makings its determinations. For example, in approving our acquisition of the Brownsville and River facilities from TransMontaigne Inc., the conflicts committee engaged, and obtained a fairness opinion from, an independent outside financial advisor.

        We also have attempted to resolve many of the conflicts of interest inherent in our operating structure by entering into various documents and agreements with TransMontaigne Inc. in connection with our initial public offering. These agreements, and any amendments thereto, discussed below were not the result of arm's-length negotiations, and they, or any of the transactions that they provide for, may not be effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties.

RELATIONSHIP AND AGREEMENTS WITH TRANSMONTAIGNE INC. AND ITS AFFILIATES

        TransMontaigne Inc. controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. TransMontaigne Inc. is an indirect wholly-owned subsidiary of Morgan Stanley. As of March 2, 2007, affiliates of TransMontaigne Inc., in the aggregate, owned a 44.6% interest in the partnership, consisting of 3,322,266 subordinated units and a 2% general partner interest.

        The following table summarizes the distributions and payments to be made by us to our general partner, TransMontaigne Inc., and its other affiliates in connection with our ongoing operations.

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

During the year ended December 31, 2006, we distributed approximately $5.9 million to TransMontaigne Inc. and its affiliates. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $106,000 on the 2% general partner interest and approximately $5.3 million on their common units and subordinated units.
Payments to our general partner and its affiliates
For the year ended December 31, 2006 we paid TransMontaigne Inc. and its affiliates an administrative fee of $3.4 million with an additional insurance reimbursement of $1.0 million per year for the provision of various general and administrative services for our benefit. In connection with our acquisition of the River and Brownsville terminal facilities on December 29, 2006, the administrative fee was increased to $6.9 million and the insurance reimbursement was increased to $1.6 million for 2007. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner. The omnibus agreement, as subsequently amended, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $6.9 million;

  •
  our obligation to pay TransMontaigne Inc. with an annual insurance reimbursement in the amount of $1.6 million for the provision by TransMontaigne Inc. of certain insurance coverage with respect to our assets and operations;

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

Payment of general and administrative services fee and reimbursement of direct expenses

        Under the omnibus agreement, for the year ended December 31, 2006, we paid TransMontaigne Inc. an annual administrative fee of $3.4 million for the provision of various general and administrative services for our benefit with respect to the Gulf Coast and Midwest terminals. The administrative fee paid in fiscal 2006 includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of $1.0 million for premiums on insurance policies covering the Gulf Coast and Midwest terminals. The administrative fee may be increased in the second and third years by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In accordance with this procedure, the administrative fee was increased to $6.9 million and the insurance reimbursement was increased to $1.6 million on December 29, 2006 to reflect an allocation of the additional costs expected to be incurred by TransMontaigne Inc. on our behalf for providing services related to the Brownsville and River facilities. The omnibus agreement will expire in May 2008, unless extended.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k), pension, and health insurance benefits. For the year ended December 31, 2006, we reimbursed TransMontaigne Inc. $5.3 million for direct expenses it incurred on our behalf.

Exclusive options to purchase additional refined product terminals

        The omnibus agreement contains the terms of our exclusive options; the remaining option related to TransMontaigne Inc.'s Southeast terminaling operations is exercisable beginning in December 2007.

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

        In addition, any offer to sell tangible assets will be conditioned on obtaining various consents. Such consents may include consents of TransMontaigne Inc.'s lenders. In the event that TransMontaigne Inc. or its affiliates no longer control our general partner, TransMontaigne Inc.'s obligation to offer to sell assets to us will terminate.

Rights of first refusal

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice. TransMontaigne Inc. also has a right of first refusal, subject to comparable procedures, to purchase any petroleum product storage capacity that is put into commercial service after the closing of this offering, was subject to the terminaling services agreement prior to the termination or expiration thereof, or is subject to a contract which terminates or becomes terminable by us (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

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

Terminaling Services Agreements

        Terminaling Services Agreement Relating to Gulf Coast (Florida) and Midwest Facilities.    On May 27, 2005, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Florida and Midwest terminals that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Florida and Midwest terminals and transport on the Razorback Pipeline a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $5 million per quarter, or $20 million per year. TransMontaigne Inc.'s minimum revenue commitment applies only to our Florida and Midwest operations and may not be spread among facilities we subsequently acquire. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

        If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met.

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

        Under the agreement, we are responsible for all refined product losses and entitled to all product gains.

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

        Gulf Coast (Mobile) Terminaling Services Agreement.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal.

        Brownsville LPG Terminaling Services Agreement.    On December 29, 2006, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville terminal complex that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our terminals a volume of natural gas liquids that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 33,700 barrels of storage capacity at our Brownsville terminal complex.

        If new laws or regulations that affect terminals generally are enacted that require us to make substantial and unanticipated capital expenditures at any of our terminals, we are not obligated to make such capital expenditures unless TransMontaigne Inc. elects to pay its proportionate share of such costs or negotiate a monthly surcharge to be paid by TransMontaigne Inc. for the use of the applicable terminal that covers TransMontaigne Inc.'s pro rata portion of the cost of complying with the new laws or regulations. If we cannot agree on a surcharge, and if we are not able to direct the affected refined products to mutually acceptable alternative terminaling assets that we own, either party has the right to remove the assets from the terminaling services agreement, and TransMontaigne Inc.'s minimum revenue commitment will be correspondingly reduced. The surcharge does not apply in respect of routine capital expenditures.

        Under the agreement, we are responsible for all refined product losses and entitled to all product gains.

        Within 60 days prior to the expiration of the initial term, the parties may agree to renew the terminaling services agreement for an additional term or on terms upon which the party's agree. Upon termination of the agreement, TransMontaigne Inc. has a right of first refusal to enter into a new terminaling services agreement with us, provided it pays no less than 105% of the fees offered by the third party.

        Morgan Stanley Capital Group Terminaling Services Agreement.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Brownsville terminals that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenues to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Oklahoma City Terminaling Services Agreement.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput a volume of refined product as may be required to guarantee minimum revenues of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

Acquisition from TransMontaigne Inc.

        On December 29, 2006, we acquired the River and Brownsville facilities from TransMontaigne Inc. for an aggregate purchase price of $135 million. We financed the acquisition of the facilities through additional borrowings under our amended and restated senior secured credit agreement. The acquisition was approved by the conflicts committee of the board of directors of our general partner.

        On January 1, 2006, we acquired a refined product terminal in Mobile, Alabama from TransMontaigne Inc. for approximately $17.9 million.

Indemnification

        Under the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest facilities and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million, and it has no obligation to indemnify us for aggregate losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations.

        In addition, TransMontaigne Inc. has agreed to indemnify us for losses attributable to title defects, retained assets and liabilities (including preclosing litigation relating to the purchased facilities) and income taxes attributable to operations prior to May 27, 2005. We will indemnify TransMontaigne Inc. for all losses attributable to operations of the contributed assets after May 27, 2005, to the extent the assets are not subject to TransMontaigne Inc.'s indemnification obligations.

        Under the purchase agreement for the Mobile, Alabama refined product terminal, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under "Business and Properties—Environmental Matters—Site Remediation." In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets and we have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Mobile, Alabama product terminal following our acquisition of them, including any environmental liabilities occurring after January 1, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations. Indemnifiable losses must first exceed $100,000 and the total indemnification by a party is generally limited to $2.5 million.

        Under the purchase agreement for the River and Brownsville facilities, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under "Business and Properties—Environmental Matters—Site Remediation." In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets and we have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Brownsville and River facilities following our acquisition of them, including any environmental liabilities occurring after December 31, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations. Indemnifiable losses must first exceed $100,000 and the total indemnification by a party is generally limited to $15 million.

Other Relationships

        Effective September 1, 2006, a subsidiary of Morgan Stanley Capital Group Inc. merged with and into TransMontaigne Inc. Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., owns approximately 450,000 of our subordinated units, representing approximately 6.0% of our outstanding units. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters during our year ending December 31, 2007, Morgan Stanley Strategic Investments, Inc. would receive an annual distribution of approximately $720,000 on its subordinated units. During fiscal year ended December 31, 2006, Morgan Stanley Strategic Investments, Inc. received $760,500 of distributions.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        KPMG LLP is our independent auditor. KPMG LLP's accounting fees and services were as follows (in thousands):

	2005	2006
Audit fees(1)	$225,000	$475,000
Audit-related fees(2)	—	185,000
Tax fees(3)	—	—
All other fees	—	—

Total accounting fees and services	$225,000	$660,000

(1)
Represents fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services normally provided by the auditor in connection with statutory and regulatory filings.

(2)
Represents fees for professional services provided in connection with the audit of the Brownsville and River terminaling facilities for periods prior to their inclusion in our consolidated financial statements.

        The audit committee of our general partner's board of directors has adopted an audit committee charter, which is available on our website at www.transmontaignepartners.com. The charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories above were approved by the audit committee in advance.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report.

(1)
Consolidated Financial Statements

      TransMontaigne Partners L.P.

      Reports of Independent Registered Public Accounting Firm

      Consolidated balance sheets as of December 31, 2006, December 31, 2005 and June 30, 2005

      Consolidated statements of operations for the year ended December 31, 2006, the six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005 and 2004

      Consolidated statements of partners' equity for the year ended December 31, 2006, the six months ended December 31, 2005 and years ended June 30, 2005 and 2004

      Consolidated statements of cash flows for the year ended December 31, 2006, the six months period ended December 31, 2005, six months ended December 31, 2004 (unaudited), and years ended June 30, 2005 and 2004

      Notes to consolidated financial statements

  (2)
  Financial Statement Schedules

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
2.2
Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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
10.1
Amended and Restated Senior Secured Credit Facility, dated December 22, 2006, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Wachovia Capital Markets, LLC, as sole lead arranger, manager and book-runner, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

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
10.5
TransMontaigne Services Inc. Long-Term Incentive Plan incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.6
Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.7
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.8
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.9
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.10
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006.
10.11
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.12
Third Amendment to Omnibus Agreement, dated as of December 29, 2006, by and among TransMontaigne Inc., TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
10.13*
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006.(1)
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

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE PARTNERS L.P.
By:	TRANSMONTAIGNE GP L.L.C., its General Partner
By:	/s/ RANDALL J. LARSON Randall J. Larson President and Chief Executive Officer

Date: March 16, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ DONALD H. ANDERSON Donald H. Anderson	Chairman and Director	March 16, 2007
/s/ RANDALL J. LARSON Randall J. Larson	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer	March 16, 2007
/s/ WILLIAM S. DICKEY William S. Dickey	Executive Vice President, Chief Operating Officer and Director	March 16, 2007
/s/ JAVED AHMED Javed Ahmed	Director	March 16, 2007
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 16, 2007

/s/ DAVID A. PETERS David A. Peters	Director	March 16, 2007
/s/ D. DALE SHAFFER D. Dale Shaffer	Director	March 16, 2007
/s/ REX L. UTSLER Rex L. Utsler	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated January 1, 2006, between Radcliff/Economy Marine Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 1, 2006).
2.2
Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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
10.1
Amended and Restated Senior Secured Credit Facility, dated December 22, 2006, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Wachovia Capital Markets, LLC, as sole lead arranger, manager and book-runner, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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
10.5
TransMontaigne Services Inc. Long-Term Incentive Plan incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**

10.6
Subordinated Unit Purchase Agreement, dated May 24, 2005, by and between TransMontaigne Partners L.P. and Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.7
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.8
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.9
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.10
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006.
10.11
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).
10.12
Third Amendment to Omnibus Agreement, dated as of December 29, 2006, by and among TransMontaigne Inc., TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
10.13*
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006.(1)
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

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934