Form 10-Q
period 2007-03-31
TransMontaigne Partners L.P.
filed 2007-05-07
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32505

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

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        As of April 30, 2007, there were 3,972,500 units of the registrant's Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

  •
  certain statements, including possible or assumed future results of operations, in "Management's Discussion and Analysis of Financial Condition and Results of Operations; "

  •
  any statements contained herein regarding the prospects for our business or any of our services;

  •
  any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled," or similar expressions; and

  •
  other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report in Part II. Other Information under the heading "Item 1A. Risk Factors."

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2007 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2006, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 16, 2007.

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three months ended March 31, 2007:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  Coastal Terminals L.L.C.

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$348	$3,457
Trade accounts receivable, net	4,200	1,625
Due from TransMontaigne Inc., net	2,834	13
Prepaid expenses and other	1,285	1,156

	8,667	6,251
Property, plant and equipment, net	235,035	235,074
Goodwill	23,235	23,235
Other assets, net	6,443	6,801

	$273,380	$271,361

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$3,643	$2,410
Other accrued liabilities	2,914	1,465

	6,557	3,875
Long-term debt	189,700	189,621

Total liabilities	196,257	193,496

Partners' equity:
Common unitholders	72,456	72,852
Subordinated unitholders	4,535	4,866
General partner interest	132	147

	77,123	77,865

	$273,380	$271,361

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended March 31,
	2007	2006
Revenues	$21,196	$12,090
Costs and expenses:
Direct operating costs and expenses	(8,804)	(4,527)
Direct general and administrative expenses	(893)	(1,100)
Allocated general and administrative expenses	(1,725)	(812)
Allocated insurance expense	(413)	(250)
Depreciation and amortization	(2,990)	(1,942)

Total costs and expenses	(14,825)	(8,631)

Operating income	6,371	3,459

Other income (expenses):
Interest income	5	3
Interest expense	(3,788)	(697)
Amortization of deferred financing costs	(129)	(46)

Total other expenses	(3,912)	(740)

Net earnings	2,459	2,719
Less earnings allocable to general partner interest	(49)	(54)

Net earnings allocable to limited partners	$2,410	$2,665

Net earnings per limited partners' unit—basic	$0.33	$0.37

Net earnings per limited partners' unit—diluted	$0.33	$0.37

Weighted average limited partners' units outstanding—basic	7,295	7,292

Weighted average limited partners' units outstanding—diluted	7,295	7,292

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2006
and three months ended March 31, 2007

(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Total
Balance December 31, 2005	$9,625	$75,474	$14,581	$333	$100,013
Distributions and repayments, net to Predecessor	70	—	—	—	70
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	(9,066)	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	135,823
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	3,505	—	(135,000)
Net earnings for the year ended December 31, 2006	1,856	1,740	1,460	66	5,122

Balance December 31, 2006	—	72,852	4,866	147	77,865
Distributions to unitholders	—	(1,708)	(1,429)	(64)	(3,201)
Net earnings for the three months ended March 31, 2007	—	1,312	1,098	49	2,459

Balance March 31, 2007	$—	$72,456	$4,535	$132	$77,123

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,459	$2,719
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,990	1,942
Amortization of deferred equity-based compensation	—	162
Amortization of deferred financing costs	129	46
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(2,575)	(521)
Due from TransMontaigne Inc., net	(2,821)	1,308
Prepaid expenses and other	(129)	(355)
Trade accounts payable	1,233	(927)
Other accrued liabilities	1,449	697

Net cash provided by operating activities	2,735	5,071

Cash flows from investing activities:
Acquisition of Mobile terminal	—	(17,935)
Additions to property, plant and equipment—expansion of facilities	(1,771)	(634)
Additions to property, plant and equipment—maintain existing facilities	(978)	(200)

Net cash (used in) investing activities	(2,749)	(18,769)

Cash flows from financing activities:
Net borrowings of debt	79	17,508
Reimbursement of deferred financing costs	27	—
Distributions paid to unitholders	(3,201)	(2,930)
Repurchase of common units for long-term incentive plan	—	(211)
Net distributions and repayments to TransMontaigne Inc.	—	(756)

Net cash provided by (used in) financing activities	(3,095)	13,611

(Decrease) in cash and cash equivalents	(3,109)	(87)
Cash and cash equivalents at beginning of period	3,457	698

Cash and cash equivalents at end of period	$348	$611

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,506	$635

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate products terminaling and transportation facilities. We conduct our operations in the United States primarily along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group engages in trading both physical commodities, like the refined products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 44.6% limited partner interest and a 2% general partner interest.

(b)   Change in year end

        We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

(c)   Basis of presentation and use of estimates

        The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 16, 2007.

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

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million (See Note 3 of Notes to consolidated financial statements). On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, twelve terminals along the Mississippi and Ohio Rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million (See Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date common control was established. For acquisitions made by us from TransMontaigne Inc. prior to September 1, 2006, common control was established as of the date TransMontaigne Inc. purchased the terminal and pipeline operation. For acquisitions made by us from TransMontaigne Inc. on or after September 1, 2006, common control was established as of September 1, 2006 (the date Morgan Stanley Capital Group purchased TransMontaigne Inc.).

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $1.7 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations.

(d)   Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenues in our terminal and pipeline operations from throughput fees, storage fees, transportation fees, management fees and cost reimbursements, and fees from other ancillary services. Throughput revenue is recognized when the product is delivered to the customer; storage revenue is recognized ratably over the term of the storage contract;

transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; and ancillary service revenue is recognized as the services are performed.

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

        At March 31, 2007 and December 31, 2006, we have accrued environmental obligations of approximately $660,000 and $682,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the three months ended March 31, 2007, we made payments of approximately $22,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

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

(k)   Net earnings per limited partner unit

        Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of the earnings allocable to the general partner.

(l)    Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2)   TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in May 2008, unless extended. Under the omnibus agreement, we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At March 31, 2007, the annual administrative fee payable to TransMontaigne Inc. was approximately $6.9 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At March 31, 2007, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.7 million.

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

        In connection with our acquisition of the Mobile, Alabama terminal, TransMontaigne Inc. agreed to indemnify us through December 2008 against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after January 1, 2006.

        In connection with our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to indemnify us through December 2011 against certain potential environmental liabilities associated with the operation of the Brownsville and River terminals that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our Florida, Missouri and Arkansas terminals a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $20 million per year, or $5 million per quarter. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any quarter, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following four quarters after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

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

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile, Alabama terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput revenues to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 65,000 barrels of heavy oil storage capacity at the terminal.

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal, which will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our Brownsville, Texas terminal that will result in minimum revenues to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville LPG terminal that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville LPG terminal certain minimum volumes of natural gas liquids that will, under the fee and tariff schedule contained in the agreement, result in minimum revenues to us of approximately $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville LPG terminal. TransMontaigne Inc.'s minimum revenue commitment will increase to approximately $2.4 million per year when we increase the LPG storage capacity at our Brownsville LPG terminal to approximately 33,700 barrels.

(3)   ACQUISITIONS

        Brownsville and River Terminals.    Effective December 29, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 2.2 million barrels of aggregate active storage capacity in Brownsville, Texas, twelve refined product terminals along the Mississippi and Ohio Rivers with approximately 2.7 million barrels of aggregate active storage capacity, and the Baton Rouge, Louisiana dock facility for a cash payment of approximately $135.0 million. The Brownsville terminal provides integrated terminaling services to customers, including TransMontaigne Inc. and Morgan Stanley Capital Group, engaged in the distribution and marketing of refined products, natural gas liquids, chemicals, fertilizers and other liquid products. The River terminals provide integrated terminaling services to third parties engaged in the distribution and marketing of refined products, chemicals, fertilizers and other liquid products. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Brownsville and River terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Brownsville and River terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity—subordinated units.

        TransMontaigne Inc.'s accounting basis in the assets and liabilities of the Brownsville and River terminals is preliminary and subject to change, pending the completion of an ongoing appraisal of TransMontaigne Inc.'s identifiable tangible and intangible assets. The preliminary basis in the assets and liabilities of the Brownsville and River terminals are as follows (in thousands):

	December 29, 2006	September 1, 2006
Cash	$15	$15
Trade accounts receivable	—	2,420
Prepaid expenses and other	164	126
Property, plant and equipment	111,621	108,066
Goodwill	23,235	23,235
Other intangible assets, net	3,596	3,699
Other assets, net	10	3
Trade accounts payable	—	(1,221)
Other accrued liabilities	(136)	(520)

Predecessor equity	$138,505	$135,823

        The unaudited pro forma combined results of operations as if the acquisition of the Brownsville and River terminals had occurred on January 1, 2006 are as follows (in thousands, except per unit data):

Three months ended March 31, 2006
Revenue	$20,022

Net earnings	$804

Net earnings per limited partner unit—basic	$0.11

        Mobile Terminal.    Effective January 1, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 0.2 million barrels of aggregate active storage capacity in Mobile, Alabama for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The acquisition of the Mobile terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as a reduction of partners' equity—subordinated units.

        The basis of the assets and liabilities of the Mobile terminal are as follows (in thousands):

	December 31, 2005	August 1, 2005
Trade accounts receivable	$—	$72
Due from TransMontaigne Inc.	—	—
Property, plant and equipment	8,869	9,137
Trade accounts payable	—	(56)

Predecessor equity	$8,869	$9,153

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended March 31, 2007 and 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $0.1 million, respectively.

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Trade accounts receivable	$4,274	$1,700
Less allowance for doubtful accounts	(74)	(75)

	$4,200	$1,625

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 45% and 70% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Marathon Petroleum Company LLC ("Marathon") and the previous asphalt storage customer accounted for 11% and 17% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Valero Energy Corporation accounted for 16% and nil% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.

(5)   PREPAID EXPENSES AND OTHER

        Prepaid expenses and other are as follows (in thousands):

	March 31, 2007	December 31, 2006
Additive detergent	$622	$558
Reimbursements due from the Federal government	562	438
Deposits and other assets	101	160

	$1,285	$1,156

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals.

(6)   PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2007	December 31, 2006
Land	$34,039	$34,039
Terminals, pipelines and equipment	231,872	231,607
Furniture, fixtures and equipment	883	874
Construction in progress	10,608	8,132

	277,402	274,652
Less accumulated depreciation	(42,367)	(39,578)

	$235,035	$235,074

(7)   GOODWILL

        At March 31, 2007 and December 31, 2006, goodwill is approximately $23.2 million resulting from the acquisition of the Brownsville and River terminals from TransMontaigne Inc. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). TransMontaigne Inc.'s carryover basis in the Brownsville and River terminals is derived from the application of pushdown accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville and River terminals. Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31.

(8)   OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $129 and $nil	$2,448	$2,603
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $180 and $103, respectively	3,519	3,596
Coastal Fuels trade name, net of accumulated amortization of $2,042 and $1,917, respectively	458	583
Deposits and other assets	18	19

	$6,443	$6,801

        Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements). On December 22, 2006, we entered into an amended and restated senior secured credit facility and incurred deferred financing costs of approximately $2.6 million. On December 29, 2006, we repaid and cancelled our former credit facility.

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

(9)   OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	March 31, 2007	December 31, 2006
Accrued property taxes	$673	$177
Accrued environmental obligations	660	682
Customer advances and deposits	320	146
Interest payable	369	87
Accrued expenses and other	892	373

	$2,914	$1,465

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At March 31, 2007 and December 31, 2006, our outstanding borrowings under the Senior Secured Credit Facility were approximately $189.7 million and $189.6 million, respectively. At March 31, 2007 and December 31, 2006, our outstanding letters of credit were approximately $189,000 and $210,000, respectively. The initial borrowings under the Senior Secured Credit Facility were used to repay the outstanding loans under the Former Credit Facility and to finance the acquisition of the Brownsville and River terminals from TransMontaigne Inc. (See Note 3 of Notes to consolidated financial statements).

        The Senior Secured Credit Facility is composed of a $75 million term loan facility and a $150 million revolving credit facility. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended March 31, 2007, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 7.9%. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

        Former Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility ("Former Credit Facility"). The Former Credit Facility provided for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $86.9 million at March 31, 2006). The maximum borrowing amount was reduced by the amount of letters of credit that were outstanding. The weighted average interest rate on borrowings under our Former Credit Facility was 5.9% during the three months ended March 31, 2006. On December 29, 2006, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds for the initial borrowings under our new Senior Secured Credit Facility and the Former Credit Facility was cancelled.

(11) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. ("TransMontaigne GP") is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 common units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of March 31, 2007, 306,290 common units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On January 19, 2006, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted units to key employees and non-employee directors of our general partner. Currently, we have repurchased approximately 38,400 common units pursuant to the program. As a result of the merger between TransMontaigne Inc. and Morgan Stanley Capital Group, repurchases of outstanding common units under the program were discontinued.

        On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the non-officer directors of our general partner. On March 31, 2006, TransMontaigne Services Inc. granted 58,000 restricted phantom units to its key employees and executive officers, and non-employee directors of our general partner. On May 27, 2005, TransMontaigne Services Inc. granted 120,000 restricted common units to its key employees and executive officers, and non-employee directors of our general partner. We recognized deferred equity-based compensation of approximately $0.4 million, $1.7 million and $2.6 million associated with the March 2007, March 2006 and May 2005 grants, respectively.

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. Amortization of deferred equity-based compensation of approximately $nil and $0.2 million is included in direct general and administrative expense for the three months ended March 31, 2007 and 2006, respectively.

(12) COMMITMENTS AND CONTINGENCIES

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At March 31, 2007, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2007 (remainder of the year)	$500
2008	695
2009	652
2010	607
2011	233
Thereafter	1,136

$3,823

        Rental expense under operating leases was approximately $180,000 and $80,000 for the three months ended March 31, 2007 and 2006, respectively.

(13) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2007	2006
Basic weighted average units	7,295	7,292
Dilutive effect of restricted phantom units	—	—

Diluted weighted average units	7,295	7,292

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2007 and 2006.

(14) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner's chief executive officer ("CEO"). Our general partner's CEO reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenues less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminal and (iv) River terminals.

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast Terminals:
Throughput and additive injection fees, net	$7,033	$5,589
Storage	2,822	2,549
Other	937	2,209

Revenues	10,792	10,347
Direct operating costs and expenses	(4,359)	(4,217)

Net margins	6,433	6,130

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	614	769
Pipeline transportation fees	574	594
Other	563	380

Revenues	1,751	1,743
Direct operating costs and expenses	(634)	(310)

Net margins	1,117	1,433

Brownsville Terminal (since September 1, 2006):
Throughput and additive injection fees, net	1,501	—
Storage	1,446	—
Other	1,039	—

Revenues	3,986	—
Direct operating costs and expenses	(2,032)	—

Net margins	1,954	—

River Terminals (since September 1, 2006):
Throughput and additive injection fees, net	1,011	—
Storage	3,495	—
Other	161	—

Revenues	4,667	—
Direct operating costs and expenses	(1,779)	—

Net margins	2,888	—

Total net margins	12,392	7,563
Direct general and administrative expenses	(893)	(1,100)
Allocated general and administrative expenses	(1,725)	(812)
Allocated insurance expense	(413)	(250)
Depreciation and amortization	(2,990)	(1,942)

Operating income	6,371	3,459
Other income (expense), net	(3,912)	(740)

Net earnings	$2,459	$2,719

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$3,610	$237	$3,042	$4,667	$11,556
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	7,182	1,514	944	—	9,640

Revenues	$10,792	$1,751	$3,986	$4,667	$21,196

Identifiable assets	$116,156	$10,753	$49,726	$67,816	$244,451

Capital expenditures	$1,899	$42	$760	$48	$2,749

	Three months ended March 31, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$3,276	$301	$3,577
Revenues from TransMontaigne Inc.	7,071	1,442	8,513

Revenues	$10,347	$1,743	$12,090

Identifiable assets	$116,695	$11,911	$128,606

Capital expenditures	$796	$38	$834

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed on March 16, 2007 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2007

        On January 19, 2007, we announced a distribution of $0.43 per unit payable on February 7, 2007 to unitholders of record on January 31, 2007.

SUBSEQUENT EVENTS

        On April 13, 2007, we filed a shelf registration statement with the Securities and Exchange Commission to issue up to $1.0 billion of common units and debt securities pursuant to one or more offerings in the future.

        On April 20, 2007, we announced a distribution of $0.47 per unit payable on May 8, 2007 to unitholders of record on April 30, 2007.

        On May 7, 2007, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership's Long-Term Incentive Plan to non-executive directors of our general partner.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

        At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million (See Note 3 of Notes to consolidated financial statements). On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, twelve terminals along the Mississippi and Ohio Rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million (See Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date common control was established. For acquisitions made by us from TransMontaigne Inc. prior to September 1, 2006, common control was established as of the date TransMontaigne Inc. purchased the terminal and pipeline operation. For acquisitions made by us from TransMontaigne Inc. on or after September 1, 2006, common control was established as of September 1, 2006 (the date Morgan Stanley Capital Group purchased TransMontaigne Inc.).

        The historical results of operations reflect the impact of the following acquisitions:

  •
  the purchase of the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility by Morgan Stanley Capital Group, completed in September 2006 when it acquired TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2006; and

  •
  the purchase of the Mobile, Alabama terminal by TransMontaigne Inc., completed in August 2005, and subsequent acquisition by us from TransMontaigne Inc. in January 2006.

        Revenues.    We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Throughput and additive injection fees, net	$10,159	$6,358
Terminaling storage fees	7,763	2,549
Pipeline transportation fees	574	594
Management fees and reimbursed costs	318	309
Other	2,382	2,280

Revenue	$21,196	$12,090

        The revenues of our business segments were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$10,792	$10,347
Midwest terminals and pipeline system	1,751	1,743
Brownsville terminal (since September 1, 2006)	3,986	—
River terminals (since September 1, 2006)	4,667	—

Revenue	$21,196	$12,090

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

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$7,033	$5,589
Midwest terminals and pipeline system	614	769
Brownsville terminal (since September 1, 2006)	1,501	—
River terminals (since September 1, 2006)	1,011	—

Throughput and additive injection fees, net	$10,159	$6,358

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. For the three months ended March 31, 2007, we recognized approximately $1.5 million of additional throughput and additive injection fees, net due to the increase in the rate per barrel of product throughput by TransMontaigne Inc. at our Florida terminals.

        Included in the terminal throughput fees for the three months ended March 31, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $7.9 and $5.9 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$2,822	$2,549
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	1,446	—
River terminals (since September 1, 2006)	3,495	—

Terminaling storage fees	$7,763	$2,549

        Included in the terminaling storage fees for the three months ended March 31, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.4 million and $nil, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the three months ended March 31, 2007 and 2006, are fees charged to

TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.6 million and $0.6 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state- owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the three months ended March 31, 2006, we recognized management fees of approximately $272,000 for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by the utility. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$42	$309
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	276	—
River terminals (since September 1, 2006)	—	—

Management fees and reimbursed costs	$318	$309

        Included in management fees and reimbursed costs for the three months ended March 31, 2007 and 2006, are fees charged to TransMontaigne Inc. of approximately $nil and $0.3 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to TransMontaigne Inc. resulting from the excess of product deposited by certain of our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. The other revenue by business segments were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$895	$1,900
Midwest terminals and pipeline system	563	380
Brownsville terminal (since September 1, 2006)	763	—
River terminals (since September 1, 2006)	161	—

Other revenue	$2,382	$2,280

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Midwest terminals. Included in other revenue for the three months ended March 31, 2007 and 2006, are product gains, including product retained under the product gain/loss allowance provisions in our terminaling services agreements with certain of our customers, of approximately $0.7 million and $2.0 million, respectively.

        Included in other revenue for the three months ended March 31, 2007 and 2006, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.7 and $1.7 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Wages and employee benefits	$2,788	$1,277
Utilities and communication charges	763	419
Repairs and maintenance	3,181	1,447
Office, rentals and property taxes	998	645
Vehicles and fuel costs	488	434
Environmental compliance costs	451	132
Other	157	173
Less—property and environmental insurance recoveries	(22)	—

Direct operating costs and expenses	$8,804	$4,527

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gulf Coast terminals	$4,359	$4,217
Midwest terminals and pipeline system	634	310
Brownsville terminal (since September 1, 2006)	2,032	—
River terminals (since September 1, 2006)	1,779	—

Other revenue	$8,804	$4,527

        Effective December 29, 2006, we acquired the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility from TransMontaigne Inc. The Brownsville terminal, River terminals and Baton Rouge, Louisiana dock facility are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        The direct general and administrative expenses of our operations include costs related to operating as a public entity, such as accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Accounting and tax expenses	$607	$599
Legal expenses	194	205
Independent director fees and investor relations expenses	74	30
Amortization of deferred equity-based compensation	—	162
Other	18	104

Direct general and administrative expenses	$893	$1,100

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $1.7 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, allocated general and administrative expenses include approximately $0.9 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, allocated insurance expense includes approximately $163,000 related to the Brownsville and River terminals.

        For the three months ended March 31, 2007 and 2006, depreciation and amortization expense was approximately $3.0 million and $1.9 million, respectively. For the three months ended March 31, 2007, depreciation and amortization expense includes approximately $1.1 million related to the Brownsville and River terminals.

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

        Excluding acquisitions, capital expenditures for the three months ended March 31, 2007 and 2006, were approximately $2.7 million and $0.8 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital projects to be initiated during the year ending December 31, 2007, are estimated to range up to $60 million, which includes approximately $5.0 million of capital expenditures to maintain our existing facilities. The budgeted capital projects, which are expected to be completed during 2008, include the following:

Terminal	Description of project	Incremental Storage Capacity
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000
Tampa	Increase light oil tank capacity Improve truck rack capacity and functionality	265,000
Port Everglades	Increase light oil and residual oil tank capacity	900,000
River	Reactivate light oil tank capacity	185,000

        During 2007, we also expect to commence discussions with TransMontaigne Inc. regarding the acquisition of its Southeast terminaling operations with a goal of closing the transaction during the fourth quarter of 2007. TransMontaigne Inc.'s Southeast terminaling operations currently include 24 terminals with an aggregate active storage capacity of approximately 8.5 million barrels. We expect to issue additional debt or equity securities to finance all or a significant portion of the purchase price of the Southeast terminaling operations.

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

        For each of the quarters ending on or before December 31, 2006, the Senior Secured Credit Facility stipulates our Consolidated EBITDA at approximately $9.0 million per quarter for purposes of calculating the total leverage ratio and the senior secured leverage ratio. That assumption is reflected in the following calculation of the "total leverage ratio" and "senior secured leverage ratio" contained in the Senior Secured Credit Facility.

	Three Months Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Twelve Months Ended March 31, 2007
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$9,025	$9,025	$9,025	$9,361	$36,436
Consolidated funded indebtedness					$189,700
Total leverage ratio and senior secured leverage ratio					5.21	x
Consolidated EBITDA for the interest coverage ratio	$4,440	$4,721	$3,950	$9,361	$22,472
Consolidated interest expense, as stipulated in the credit facility	$799	$891	$935	$3,783	$6,408
Interest coverage ratio					3.51	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$9,025	$9,025	$9,025	$9,361	$36,436
Less pro forma adjustments	(4,585)	(4,304)	(5,075)	—	(13,964)

Consolidated EBITDA for interest coverage ratio	4,440	4,721	3,950	9,361	22,472
Consolidated interest expense	(799)	(891)	(935)	(3,783)	(6,408)
Effects of our acquisition of Brownsville and River terminals on December 29, 2006	—	—	2,362	—	2,362
Change in operating assets and liabilities	1,523	(5,112)	4,026	(2,843)	(2,406)

Cash flows provided by (used in) operating activities	$5,164	$(1,282)	$9,403	$2,735	$16,020

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

        We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our Senior Secured Credit Facility, and our relationship with institutional lenders and equity investors should enable us to meet our planned capital and liquidity requirements through at least the maturity date of our Senior Secured Credit Facility (December 2011).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006, in addition to the interim unaudited consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our Senior Secured Credit Facility. Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At March 31, 2007, we had outstanding borrowings of $189.7 million under our Senior Secured Credit Facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2007, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.9 million.

        We generally do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with certain of our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with certain of our customers, we sell the product to TransMontaigne Inc. As a result, we do not have a material direct exposure to commodity price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A. RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

  •
  a reduction in revenues from our significant customers upon which we rely for a substantial majority of our revenues;

  •
  the continued creditworthiness of, and performance by, our significant customers;

  •
  a reduction or suspension of TransMontaigne Inc.'s obligations under the terminaling services agreement;

  •
  failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements, or our failure to secure comparable alternative arrangements;

  •
  the impact on our facilities or operations of extreme weather conditions, such as hurricanes, and other events, such as terrorist attacks or war;

  •
  the availability of acquisition opportunities and successful integration and future performance of acquired facilities;

  •
  the failure to purchase additional refined product terminals from TransMontaigne Inc.;

  •
  timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;

  •
  debt levels and restrictions in our debt agreements that may limit our operational flexibility, including our ability to obtain additional financing;

  •
  costs associated with environmental compliance and remediation;

  •
  conflicts of interest and the limited fiduciary duties of our general partner, which is controlled by TransMontaigne Inc.;

  •
  the impact on our business operations and financial condition if TransMontaigne Inc. does not elect to renew the omnibus agreement when it expires in May 2008;

  •
  the failure of our existing and future insurance policies to fully cover all risks incident to our business;

  •
  our failure to avoid federal income taxation as a corporation or the imposition of state level taxation; and

  •
  the impact of current and future laws and governmental regulations, general economic, market or business conditions.

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

Dated: May 7, 2007	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
	By:	TransMontaigne GP L.L.C., its General Partner
	By:	/s/ RANDALL J. LARSON Randall J. Larson Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.