Form 10-Q
period 2007-06-30
TransMontaigne Partners L.P.
filed 2007-08-09
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR
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

        As of July 31, 2007, there were 9,122,300 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2007 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2006, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended June 30, 2007:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  Coastal Terminals L.L.C.

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,390	$3,457
Trade accounts receivable, net	4,474	1,625
Due from TransMontaigne Inc., net	778	13
Prepaid expenses and other	1,510	1,156

	8,152	6,251
Property, plant and equipment, net	239,801	235,074
Goodwill	23,235	23,235
Other assets, net	5,357	6,801

	$276,545	$271,361

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,924	$2,410
Other accrued liabilities	5,375	1,465

	8,299	3,875
Long-term debt	3,000	189,621

Total liabilities	11,299	193,496

Partners' equity:
Common unitholders	251,546	72,852
Subordinated unitholders	9,776	4,866
General partner interest	3,924	147

	265,246	77,865

	$276,545	$271,361

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Revenues from external customers	$11,344	$3,962	$22,900	$7,260
Revenues from affiliates	9,563	7,601	19,203	16,393

Total revenues	20,907	11,563	42,103	23,653

Costs and expenses:
Direct operating costs and expenses	(9,762)	(5,647)	(18,566)	(10,174)
Direct general and administrative expenses	(461)	(672)	(1,354)	(1,772)
Allocated general and administrative expenses	(1,736)	(822)	(3,461)	(1,634)
Allocated insurance expense	(412)	(250)	(825)	(500)
Reimbursement of bonus awards	(375)	—	(375)	—
Depreciation and amortization	(3,420)	(1,790)	(6,410)	(3,732)

Total costs and expenses	(16,166)	(9,181)	(30,991)	(17,812)

Operating income	4,741	2,382	11,112	5,841
Other income (expenses):
Interest income	7	5	12	8
Interest expense	(2,384)	(804)	(6,172)	(1,501)
Amortization of deferred financing costs	(902)	(46)	(1,031)	(92)

Total other expenses	(3,279)	(845)	(7,191)	(1,585)

Net earnings	1,462	1,537	3,921	4,256
Less earnings allocable to general partner interest	(29)	(31)	(78)	(85)

Net earnings allocable to limited partners	$1,433	$1,506	$3,843	$4,171

Net earnings per limited partners' unit—basic	$0.15	$0.21	$0.46	$0.57

Net earnings per limited partners' unit—diluted	$0.15	$0.21	$0.46	$0.57

Weighted average limited partners' units outstanding—basic	9,394	7,272	8,350	7,282

Weighted average limited partners' units outstanding—diluted	9,395	7,279	8,350	7,283

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2006
and six months ended June 30, 2007

(In thousands, except unit amounts)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Total
Balance December 31, 2005	$9,625	$75,474	$14,581	$333	$100,013
Distributions and repayments, net to Predecessor	70	—	—	—	70
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	(9,066)	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	135,823
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	3,505	—	(135,000)
Net earnings for the year ended December 31, 2006	1,856	1,740	1,460	66	5,122

Balance December 31, 2006	—	72,852	4,866	147	77,865
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,477	—	180,036	—	—	180,036
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	6,273	—	6,273
Distributions to unitholders	—	(3,580)	(2,990)	(168)	(6,738)
Amortization of deferred equity-based compensation related to restricted phantom units	—	22	—	—	22
Net earnings for the six months ended June 30, 2007	—	2,216	1,627	78	3,921

Balance June 30, 2007	$—	$251,546	$9,776	$3,924	$265,246

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings	$1,462	$1,537	$3,921	$4,256
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,420	1,790	6,410	3,732
Amortization of deferred equity-based compensation	22	268	22	430
Amortization of deferred financing costs	902	46	1,031	92
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(274)	(225)	(2,849)	(746)
Due from TransMontaigne Inc., net	2,056	1,218	(765)	2,526
Prepaid expenses and other	(242)	(471)	(371)	(826)
Trade accounts payable	(719)	383	514	(544)
Other accrued liabilities	2,697	618	4,146	1,316

Net cash provided by operating activities	9,324	5,164	12,059	10,236

Cash flows from investing activities:
Acquisition of Mobile terminal	—	—	—	(17,935)
Additions to property, plant and equipment—expansion of facilities	(1,489)	(371)	(3,260)	(1,005)
Additions to property, plant and equipment—maintain existing facilities	(459)	(297)	(1,437)	(497)

Net cash (used in) investing activities	(1,948)	(668)	(4,697)	(19,437)

Cash flows from financing activities:
Net (repayments) borrowings of debt	(186,700)	492	(186,621)	18,000
Proceeds from secondary offering of 5,149,800 common units	180,036	—	180,036	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	3,867	—	3,867	—
Reimbursement of deferred financing costs	—	—	27	—
Distributions paid to unitholders	(3,537)	(3,139)	(6,738)	(6,069)
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(96)	—	(96)
Repurchase of common units by our long-term incentive plan	—	(727)	—	(938)
Net distributions and repayments to TransMontaigne Inc.	—	—	—	(756)

Net cash provided by (used in) financing activities	(6,334)	(3,470)	(9,429)	10,141

Increase (decrease) in cash and cash equivalents	1,042	1,026	(2,067)	940
Cash and cash equivalents at beginning of period	348	612	3,457	698

Cash and cash equivalents at end of period	$1,390	$1,638	$1,390	$1,638

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,801	$810	$6,259	$1,445

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2007, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest and a 2% general partner interest.

(b)   Change in year end

        We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005. We previously maintained a June 30 year end for financial and tax reporting purposes.

(c)   Basis of presentation and use of estimates

        The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $1.7 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $3.5 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.4 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $0.8 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the three months ended June 30, 2007 and 2006, respectively, and approximately $0.4 million and $nil for the six months ended June 30, 2007 and 2006, respectively.

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

(f)    Property, plant and equipment

        Depreciation is computed using the straight-line method. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Repairs and maintenance are expensed as incurred.

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. If an asset is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset over its estimated fair value.

(g)   Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries as a credit to income in the period the insurance recoveries are received.

        At June 30, 2007 and December 31, 2006, we have accrued environmental obligations of approximately $660,000 and $682,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the six months ended June 30, 2007, we made payments of approximately $22,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, associated with the operation of the Florida and Midwest terminal facilities, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2008 against certain potential environmental claims, losses and expenses occurring before January 1, 2006, associated with the operation of the Mobile, Alabama terminal, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2011 against certain potential environmental claims, losses and expenses occurring before December 31, 2006, associated with the operation of the Brownsville and River terminals, up to a maximum liability not to exceed $15 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

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

(k)   Net earnings per limited partner unit

        EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"), addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. EITF 03-6 requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit using the two-class method. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, without regard to whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period, or whether the general partner has legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

        Pursuant to the requirements of EITF 03-6, an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.40 per quarter (or $1.60 annually). For the three months ended June 30, 2007 and 2006, our net earnings per limited partners' unit did not exceed $0.40. For the six months ended June 30, 2007 and 2006, our net earnings per limited partners' unit did not exceed $0.80. Therefore, net earnings allocable to our general partner are limited to 2% of our net earnings for the respective periods.

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

(2)   TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in May 2008, unless extended. Under the omnibus agreement, we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At June 30, 2007, the annual administrative fee payable to TransMontaigne Inc. was approximately $7.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At June 30, 2007, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.7 million.

        We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

        Reimbursement of Bonus Awards.    We have agreed to reimburse TransMontaigne Services Inc. approximately $1.5 million towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The agreement to reimburse TransMontaigne Services Inc. was conditioned upon the award of bonuses to officers and employees of TransMontaigne Services Inc. of not less than $1.5 million that are deemed invested in our common units during the period that the bonus awards vest. Included in reimbursement of bonus awards for the three months ended June 30, 2007 is approximately $0.4 million of reimbursements paid to TransMontaigne Services Inc.

        Environmental Indemnification.    Under the omnibus agreement, TransMontaigne Inc. agreed to indemnify us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the Florida and Midwest terminal facilities acquired by us on May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

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

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    Through May 31, 2007, we had a terminaling and transportation services agreement with TransMontaigne Inc. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals a volume of refined products that would, at the fee and tariff schedule contained in the agreement, result in minimum revenues to us of $20 million per year, or $5 million per quarter, through December 31, 2013. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $30 million for the contract year ending May 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

        In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum throughput payment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided it pays no less than 105% of the fees offered by the third party.

        Revenue Support Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenues of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

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

        Terminaling Services Agreement—Renewable Fuels.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels tank capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, under the fee and tariff schedule contained in the agreement, result in minimum revenues to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

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

        As a condition to our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to construct in the future certain additional capital improvements to the facilities. We have recognized the additional capital improvements as an increase to property, plant and equipment and a contribution of partners' equity—subordinated units. During the three months ended June 30, 2007, we recorded an increase of approximately $6.3 million to property, plant and equipment with a corresponding contribution of partners' equity-subordinated units, resulting from TransMontaigne Inc.'s authorization and approval of capital improvements to the Brownsville and River terminals. During the three months ended June 30, 2007, TransMontaigne Inc. funded approximately $0.2 million in capital improvements to the terminals. On August 1, 2007, TransMontaigne Inc. agreed to pay us $6.1 million in satisfaction of its obligation to complete additional capital improvements to the terminals.

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

        The unaudited pro forma combined results of operations as if the acquisition of the Brownsville and River terminals had occurred on January 1, 2006 are as follows (in thousands, except per unit data):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$19,806	$39,828

Net earnings	$1,160	$1,964

Net earnings per limited partner unit—basic and diluted	$0.16	$0.27

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

        The basis of the assets and liabilities of the Mobile terminal are as follows (in thousands):

	December 31, 2005	August 1, 2005
Trade accounts receivable	$—	$72
Property, plant and equipment	8,869	9,137
Trade accounts payable	—	(56)

Predecessor equity	$8,869	$9,153

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade accounts receivable	$4,624	$1,700
Less allowance for doubtful accounts	(150)	(75)

	$4,474	$1,625

        Our primary market areas are located along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended June 30, 2007 and 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $0.1 million and $nil, respectively. During the six months ended June 30, 2007 and 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $0.1 million and $nil, respectively.

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 46% and 66% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Marathon Petroleum Company LLC ("Marathon") and the previous asphalt storage customer accounted for 11% and 20% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Valero Energy Corporation accounted for 17% and nil% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 46% and 69% of our total revenues for the six months ended June 30, 2007 and 2006,

respectively. Marathon and the previous asphalt storage customer accounted for 11% and 17% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. Valero Energy Corporation accounted for 16% and nil% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.

(5)   PREPAID EXPENSES AND OTHER

        Prepaid expenses and other are as follows (in thousands):

	June 30, 2007	December 31, 2006
Additive detergent	$563	$558
Reimbursements due from the Federal government	724	438
Deposits and other assets	223	160

	$1,510	$1,156

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals.

(6)   PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2007	December 31, 2006
Land	$34,064	$34,039
Terminals, pipelines and equipment	232,970	231,607
Furniture, fixtures and equipment	883	874
Construction in progress	17,469	8,132

	285,386	274,652
Less accumulated depreciation	(45,585)	(39,578)

	$239,801	$235,074

(7)   GOODWILL

        At June 30, 2007 and December 31, 2006, goodwill is approximately $23.2 million resulting from the acquisition of the Brownsville and River terminals from TransMontaigne Inc. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (see Note 3 of Notes to consolidated financial statements). TransMontaigne Inc.'s carryover basis in the Brownsville and River terminals is derived from the application of pushdown accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville and River terminals. Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31.

(8)   OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $1,031 and $nil	$1,545	$2,603
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $154 and $nil, respectively	3,442	3,596
Coastal Fuels trade name, net of accumulated amortization of $2,167 and $1,917, respectively	333	583
Deposits and other assets	37	19

	$5,357	$6,801

        Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements). On December 22, 2006, we entered into an amended and restated senior secured credit facility and incurred deferred financing costs of approximately $2.6 million. On December 29, 2006, we repaid and cancelled our former credit facility. During the three months ended June 30, 2007, we repaid our $75 million term loan outstanding under the Senior Secured Credit Facility, resulting in a charge to income of approximately $0.8 million for the write-off of the associated unamortized deferred financing costs related to the $75 million term loan.

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

(9)   OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	June 30, 2007	December 31, 2006
Accrued property taxes	$1,223	$177
Accrued environmental obligations	660	682
Customer advances and deposits	3,405	146
Interest payable	—	87
Accrued expenses and other	87	373

	$5,375	$1,465

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into an amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At June 30, 2007 and December 31, 2006, our outstanding borrowings under the Senior Secured Credit Facility were approximately $3.0 million and $189.6 million, respectively. At June 30, 2007 and December 31, 2006, our outstanding letters of credit were approximately $168,000 and $210,000, respectively.

        At June 30, 2007, after repayment of the $75 million term loan outstanding under the Senior Secured Credit Facility with a portion of the proceeds from our May 2007 secondary offering of common units, the Senior Secured Credit Facility provided for a $150 million revolving credit facility (see Note 11 of Notes to consolidated financial statements). On July 12, 2007, we amended the Senior Secured Credit Facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. As a result, the Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined; $142.4 million at June 30, 2007). In addition, at our request, the term loan commitment or the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three and six months ended June 30, 2007, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 8.1% and 8.2%, respectively. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The Senior Secured Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Senior Secured Credit Facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not to be less than 2.5 times through December 31, 2007, and not less than 2.75 times thereafter).

        Former Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility ("Former Credit Facility"). The Former Credit Facility provided for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $89.8 million at June 30, 2006). The maximum borrowing amount was reduced by the amount of letters of credit that were outstanding. The weighted average interest rate on borrowings under our Former Credit Facility was 6.6% and 6.3% during the three and six months ended March 31, 2006, respectively. On December 29, 2006, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds from the initial borrowings under our new Senior Secured Credit Facility and the Former Credit Facility was cancelled.

(11) PARTNERS' EQUITY

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering are approximately $180.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.5 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. ("TransMontaigne GP") is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-officer directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 common units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of June 30, 2007, 306,290 common units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. We anticipate repurchasing annually up to 10,000 common units for this purpose. As of June 30, 2007, we have not repurchased any common units pursuant to the program.

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

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. As such, all grants of restricted phantom units and restricted common units made prior to September 1, 2006, became fully vested on September 1, 2006 when Morgan Stanley Capital Group acquired TransMontaigne Inc. Amortization of deferred equity-based compensation of approximately $22,000 and $0.3 million is included in direct general and administrative expense for the three months ended June 30, 2007 and 2006, respectively. Amortization of deferred equity-based compensation of approximately $22,000 and $0.4 million is included in direct general and administrative expense for the six months ended June 30, 2007 and 2006, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At June 30, 2007, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2007 (remainder of the year)	$363
2008	701
2009	658
2010	613
2011	240
Thereafter	1,199

$3,774

        Rental expense under operating leases was approximately $240,000 and $55,000 for the three months ended June 30, 2007 and 2006, respectively. Rental expense under operating leases was approximately $450,000 and $135,000 for the six months ended June 30, 2007 and 2006, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted average units	9,394	7,272	8,350	7,282
Dilutive effect of restricted phantom units	1	7	—	1

Diluted weighted average units	9,395	7,279	8,350	7,283

        For the three and six months ended June 30, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted net earnings per limited partners' unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation. For the three and six months ended June 30, 2006, we included the dilutive effect of 58,000 restricted phantom units in the computation of diluted net earnings per limited partners' unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

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

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gulf Coast Terminals:
Throughput and additive injection fees, net	$7,026	$4,617	$14,059	$10,194
Storage	2,211	2,784	5,033	5,392
Other	1,163	2,197	2,100	4,359

Revenues	10,400	9,598	21,192	19,945
Direct operating costs and expenses	(4,886)	(5,209)	(9,245)	(9,426)

Net margins	5,514	4,389	11,947	10,519

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	737	844	1,351	1,613
Pipeline transportation fees	557	661	1,131	1,255
Other	185	460	748	840

Revenues	1,479	1,965	3,230	3,708
Direct operating costs and expenses	(352)	(438)	(986)	(748)

Net margins	1,127	1,527	2,244	2,960

Brownsville Terminal (since September 1, 2006):
Throughput and additive injection fees, net	1,516	—	3,016	—
Storage	1,578	—	3,025	—
Other	987	—	2,026	—

Revenues	4,081	—	8,067	—
Direct operating costs and expenses	(2,689)	—	(4,721)	—

Net margins	1,392	—	3,346	—

River Terminals (since September 1, 2006):
Throughput and additive injection fees, net	1,105	—	2,141	—
Storage	3,699	—	7,194	—
Other	143	—	279	—

Revenues	4,947	—	9,614	—
Direct operating costs and expenses	(1,835)	—	(3,614)	—

Net margins	3,112	—	6,000	—

Total net margins	11,145	5,916	23,537	13,479
Direct general and administrative expenses	(461)	(672)	(1,354)	(1,772)
Allocated general and administrative expenses	(1,736)	(822)	(3,461)	(1,634)
Allocated insurance expense	(412)	(250)	(825)	(500)
Reimbursement of bonus awards	(375)	—	(375)	—
Depreciation and amortization	(3,420)	(1,790)	(6,410)	(3,732)

Operating income	4,741	2,382	11,112	5,841
Other income (expense), net	(3,279)	(845)	(7,191)	(1,585)

Net earnings	$1,462	$1,537	$3,921	$4,256

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$3,109	$289	$2,981	$4,965	$11,344
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	7,291	1,190	1,100	(18)	9,563

Revenues	$10,400	$1,479	$4,081	$4,947	$20,907

Identifiable assets	$116,249	$10,595	$55,960	$66,921	$249,725

Capital expenditures	$1,600	$21	$300	$27	$1,948

	Three months ended June 30, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$3,643	$319	$3,962
Revenues from TransMontaigne Inc.	5,955	1,646	7,601

Revenues	$9,598	$1,965	$11,563

Identifiable assets	$116,129	$11,508	$127,637

Capital expenditures	$657	$11	$668

	Six months ended June 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$6,718	$526	$6,023	$9,633	$22,900
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	14,474	2,704	2,044	(19)	19,203

Revenues	$21,192	$3,230	$8,067	$9,614	$42,103

Identifiable assets	$116,249	$10,595	$55,960	$66,921	$249,725

Capital expenditures	$3,499	$63	$1,060	$75	$4,697

	Six months ended June 30, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenues from external customers	$6,626	$634	$7,260
Revenues from TransMontaigne Inc.	13,319	3,074	16,393

Revenues	$19,945	$3,708	$23,653

Identifiable assets	$116,129	$11,508	$127,637

Capital expenditures	$1,453	$49	$1,502

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2007

        On April 13, 2007, we filed a shelf registration statement with the Securities and Exchange Commission to issue up to $1.0 billion of common units and debt securities pursuant to one or more offerings in the future.

        On April 20, 2007, we announced a distribution of $0.47 per unit for the period from January 1, 2007 through March 31, 2007, payable on May 8, 2007 to unitholders of record on April 30, 2007.

        On May 7, 2007, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership's Long-Term Incentive Plan to non-executive directors of our general partner. As of June 30, 2007, we have not repurchased any common units pursuant to the program.

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately $30 million for the contract year ending May 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter.

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering are approximately $180.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.5 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

        On May 23, 2007, we repaid in full our $75 million term loan outstanding under the Senior Secured Credit Facility.

SUBSEQUENT EVENTS

        On July 12, 2007, we amended the Senior Secured Credit Facility to increase the amount of revolving credit permissible under the facility from $150 million to $200 million.

        On July 20, 2007, we announced a distribution of $0.50 per unit for the period from April 1, 2007 through June 30, 2007, payable on August 7, 2007 to unitholders of record on July 31, 2007.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2007 AND 2006

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

        Revenues.    We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Throughput and additive injection fees, net	$10,384	$5,461
Terminaling storage fees	7,488	2,784
Pipeline transportation fees	557	661
Management fees and reimbursed costs	344	322
Other	2,134	2,335

Revenues	$20,907	$11,563

        The revenues of our business segments were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$10,400	$9,598
Midwest terminals and pipeline system	1,479	1,965
Brownsville terminal (since September 1, 2006)	4,081	—
River terminals (since September 1, 2006)	4,947	—

Revenues	$20,907	$11,563

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

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$7,026	$4,617
Midwest terminals and pipeline system	737	844
Brownsville terminal (since September 1, 2006)	1,516	—
River terminals (since September 1, 2006)	1,105	—

Throughput and additive injection fees, net	$10,384	$5,461

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. For the three months ended June 30, 2007, we recognized approximately $0.9 million of additional throughput and additive injection fees, net due to the increase in the rate per barrel of product throughput by TransMontaigne Inc. at our Florida terminals.

        Effective June 1, 2007, we entered into a Terminaling Services Agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. For the three months ended June 30, 2007, we recognized approximately $1.0 million of additional throughput and additive injection fees, net as a result of entering into the Terminaling Services Agreement with Morgan Stanley Capital Group.

        Included in throughput and additive injection fees, net for the three months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $7.9 and $5.0 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$2,211	$2,784
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	1,578	—
River terminals (since September 1, 2006)	3,699	—

Terminaling storage fees	$7,488	$2,784

        During the three months ended June 30, 2007, certain Gulf Coast terminal storage agreements with third party customers expired, resulting in a decline of approximately $0.6 million in terminaling storage fees. The tank capacity under these storage agreements was contracted under the Terminaling Services Agreements with affiliates.

        Included in terminaling storage fees for the three months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.7 million and $0.1 million, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the three months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.6 million and $0.7 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state- owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective

September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the three months ended June 30, 2006, we recognized management fees of approximately $282,000 for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by the utility. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$59	$322
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	285	—
River terminals (since September 1, 2006)	—	—

Management fees and reimbursed costs	$344	$322

        Included in management fees and reimbursed costs for the three months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. of approximately $nil and $0.3 million, respectively.

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

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$1,104	$1,875
Midwest terminals and pipeline system	185	460
Brownsville terminal (since September 1, 2006)	702	—
River terminals (since September 1, 2006)	143	—

Other revenue	$2,134	$2,335

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Oklahoma City terminals. Included in other revenue for the three months ended June 30, 2007 and 2006, are product gains, including product retained under the product gain/loss allowance provisions in our terminaling services agreements with certain of our customers, of approximately $0.4 million and $1.6 million, respectively.

        Included in other revenue for the three months ended June 30, 2007 and 2006, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.4 and $1.5 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Wages and employee benefits	$2,998	$1,382
Utilities and communication charges	609	426
Repairs and maintenance	3,916	1,995
Office, rentals and property taxes	1,110	620
Vehicles and fuel costs	574	519
Environmental compliance costs	273	588
Other	284	117
Less—property and environmental insurance recoveries	(2)	—

Direct operating costs and expenses	$9,762	$5,647

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended June 30,
	2007	2006
Gulf Coast terminals	$4,886	$5,209
Midwest terminals and pipeline system	352	438
Brownsville terminal (since September 1, 2006)	2,689	—
River terminals (since September 1, 2006)	1,835	—

Direct operating costs and expenses	$9,762	$5,647

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

	Three months ended June 30,
	2007	2006
Accounting and tax expenses	$110	$91
Legal expenses	90	145
Independent director fees and investor relations expenses	70	85
Amortization of deferred equity-based compensation	22	268
Provision for bad debts	83	—
Other	86	83

Direct general and administrative expenses	$461	$672

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $1.7 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, allocated general and administrative expenses include approximately $0.9 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.4 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, allocated insurance expense includes approximately $0.2 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the three months ended June 30, 2007 and 2006, respectively.

        For the three months ended June 30, 2007 and 2006, depreciation and amortization expense was approximately $3.4 million and $1.8 million, respectively. For the three months ended June 30, 2007, depreciation and amortization expense includes approximately $1.5 million related to the Brownsville and River terminals.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2007 AND 2006

        Revenues.    We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Throughput and additive injection fees, net	$20,567	$11,807
Terminaling storage fees	15,252	5,392
Pipeline transportation fees	1,131	1,255
Management fees and reimbursed costs	662	631
Other	4,491	4,568

Revenues	$42,103	$23,653

        The revenues of our business segments were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$21,192	$19,945
Midwest terminals and pipeline system	3,230	3,708
Brownsville terminal (since September 1, 2006)	8,067	—
River terminals (since September 1, 2006)	9,614	—

Revenues	$42,103	$23,653

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

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$14,059	$10,194
Midwest terminals and pipeline system	1,351	1,613
Brownsville terminal (since September 1, 2006)	3,016	—
River terminals (since September 1, 2006)	2,141	—

Throughput and additive injection fees, net	$20,567	$11,807

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. For the six months ended June 30, 2007, we recognized approximately $2.4 million of additional throughput and additive injection fees, net due to the increase in the rate per barrel of product throughput by TransMontaigne Inc. at our Florida terminals.

        Effective June 1, 2007, we entered into a Terminaling Services Agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. For the six months ended June 30, 2007, we recognized approximately $1.0 million of additional throughput and additive injection fees, net as a result of entering into the Terminaling Services Agreement with Morgan Stanley Capital Group.

        Included in throughput and additive injection fees, net for the six months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $15.7 and $10.9 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$5,033	$5,392
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	3,025	—
River terminals (since September 1, 2006)	7,194	—

Terminaling storage fees	$15,252	$5,392

        Included in terminaling storage fees for the six months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.1 million and $0.1 million, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the six months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.1 million and $1.3 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state- owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the six months ended June 30, 2006, we recognized management fees of approximately $554,000 for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by the utility. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$101	$631
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	561	—
River terminals (since September 1, 2006)	—	—

Management fees and reimbursed costs	$662	$631

        Included in management fees and reimbursed costs for the six months ended June 30, 2007 and 2006, are fees charged to TransMontaigne Inc. of approximately $nil and $0.6 million, respectively.

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

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$1,999	$3,728
Midwest terminals and pipeline system	748	840
Brownsville terminal (since September 1, 2006)	1,465	—
River terminals (since September 1, 2006)	279	—

Other revenue	$4,491	$4,568

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Oklahoma City terminals. Included in other revenue for the six months ended June 30, 2007 and 2006, are product gains, including product retained under the product gain/loss allowance provisions in our terminaling services agreements with certain of our customers, of approximately $1.1 million and $3.6 million, respectively.

        Included in other revenue for the six months ended June 30, 2007 and 2006, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.3 million and $3.5 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Wages and employee benefits	$5,786	$2,659
Utilities and communication charges	1,372	845
Repairs and maintenance	7,097	3,442
Office, rentals and property taxes	2,108	1,265
Vehicles and fuel costs	1,062	953
Environmental compliance costs	724	720
Other	441	290
Less—property and environmental insurance recoveries	(24)	—

Direct operating costs and expenses	$18,566	$10,174

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Gulf Coast terminals	$9,245	$9,426
Midwest terminals and pipeline system	986	748
Brownsville terminal (since September 1, 2006)	4,721	—
River terminals (since September 1, 2006)	3,614	—

Direct operating costs and expenses	$18,566	$10,174

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

	Six months ended June 30,
	2007	2006
Accounting and tax expenses	$717	$690
Legal expenses	284	350
Independent director fees and investor relations expenses	144	115
Amortization of deferred equity-based compensation	22	430
Provision for bad debts	83	—
Other	104	187

Direct general and administrative expenses	$1,354	$1,772

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $3.5 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, allocated general and administrative expenses include approximately $1.8 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, allocated insurance expense includes approximately $0.3 million related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the six months ended June 30, 2007 and 2006, respectively.

        For the six months ended June 30, 2007 and 2006, depreciation and amortization expense was approximately $6.4 million and $3.7 million, respectively. For the six months ended June 30, 2007, depreciation and amortization expense includes approximately $2.6 million related to the Brownsville and River terminals.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our distributions to unitholders, fund our capital expenditures and fund our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our senior secured credit facility and debt and equity offerings.

        Excluding acquisitions, capital expenditures for the six months ended June 30, 2007 were approximately $4.7 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital projects to be initiated during the year ending December 31, 2007, are estimated to range up to $60 million, which includes approximately $5.0 million of capital expenditures to maintain our existing facilities. The budgeted capital projects, which are expected to be completed during 2008, include the following:

Terminal	Description of project	Incremental Storage Capacity
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000
Tampa	Increase light oil tank capacity and improve truck rack capacity and functionality	265,000
Port Everglades	Increase light oil and residual oil tank capacity	900,000
River	Reactivate light oil tank capacity	185,000

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

        Senior Secured Credit Facility.    On December 22, 2006, we entered into an amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At June 30, 2007, after repayment of the $75 million term loan outstanding under the Senior Secured Credit Facility with a portion of the proceeds from our May 2007 secondary offering of common units, the Senior Secured Credit Facility provided for a $150 million revolving credit facility. On July 12, 2007, we amended our Senior Secured Credit Facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. As a result, the Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined; $142.4 million at June 30, 2007). In addition, at our request, the term loan commitment or the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at the base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

        The Senior Secured Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Senior Secured Credit Facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not to be less than 2.5 times through December 31, 2007, and not less than 2.75 times thereafter). These financial covenants are based on a defined financial performance measure within the credit facility known as "Consolidated EBITDA."

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

	Three Months Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	Twelve Months Ended June 30, 2007
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$9,025	$9,025	$9,361	$8,183	$35,594
Consolidated funded indebtedness					$3,000
Total leverage ratio and senior secured leverage ratio					0.08x
Consolidated EBITDA for the interest coverage ratio	$4,721	$3,950	$9,361	$8,183	$26,215
Consolidated interest expense, as stipulated in the credit facility	$891	$935	$3,783	$2,377	$7,986
Interest coverage ratio					3.28x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$9,025	$9,025	$9,361	$8,183	$35,594
Less pro forma adjustments	(4,304)	(5,075)	—	—	(9,379)

Consolidated EBITDA for interest coverage ratio	4,721	3,950	9,361	8,183	26,215
Consolidated interest expense	(891)	(935)	(3,783)	(2,377)	(7,986)
Effects of our acquisition of Brownsville and River terminals on December 29, 2006	—	2,362	—	—	2,362
Change in operating assets and liabilities	(5,112)	4,026	(2,843)	3,518	(411)

Cash flows provided by (used in) operating activities	$(1,282)	$9,403	$2,735	$9,324	$20,180

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our Senior Secured Credit Facility. Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At June 30, 2007, we had outstanding borrowings of $3.0 million under our Senior Secured Credit Facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2007, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $30,000.

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

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  a reduction or suspension of TransMontaigne Inc.'s or Morgan Stanley Capital Group's obligations under the terminaling services agreement;

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

        These risk factors are discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and in "Risk Factors" in our Prospectus Supplement dated May 17, 2007 to our Prospectus dated May 10, 2007, as filed with the Securities and Exchange Commission on May 18, 2007 (Securities Act File No. 333-142108), which risk factors are expressly incorporated into this report by reference.

ITEM 6. EXHIBITS

Exhibits:

10.1	Terminaling Services Agreement-Florida and Midwest, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group, Inc. (Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.)
10.2
Increased Commitment Supplement, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (filed as exhibit 10.2 to TransMontaigne Partners L.P.'s Current Report on Form 8-K (Commission File No. 001-32505) on July 18, 2007 and incorporated herein by reference).
10.3
First amendment to Amended and Restated Senior Secured Credit Facility, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, New York Branch, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (filed as exhibit 10.1 to TransMontaigne Partners L.P.'s Current Report on Form 8-K (Commission File No. 001-32505) on July 18, 2007 and incorporated herein by reference).
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

TRANSMONTAIGNE PARTNERS L.P.
Dated: August 9, 2007	(Registrant)
	By:	TransMontaigne GP L.L.C., its General Partner
	By:	/s/ RANDALL J. LARSON Randall J. Larson Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Terminaling Services Agreement-Florida and Midwest, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group, Inc. (Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.)
10.2
Increased Commitment Supplement, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (filed as exhibit 10.2 to TransMontaigne Partners L.P.'s Current Report on Form 8-K (Commission File No. 001-32505) on July 18, 2007 and incorporated herein by reference).
10.3
First amendment to Amended and Restated Senior Secured Credit Facility, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, New York Branch, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (filed as exhibit 10.1 to TransMontaigne Partners L.P.'s Current Report on Form 8-K (Commission File No. 001-32505) on July 18, 2007 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.