Form 10-Q
period 2007-09-30
TransMontaigne Partners L.P.
filed 2007-11-07
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

        As of November 5, 2007, there were 9,122,300 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2007 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2006, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended September 30, 2007:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  Coastal Terminals L.L.C.

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$110	$3,457
Trade accounts receivable, net	5,478	1,625
Due from TransMontaigne Inc., net	192	13
Prepaid expenses and other	1,724	1,156

	7,504	6,251
Property, plant and equipment, net	232,726	235,074
Goodwill	23,235	23,235
Other assets, net	11,723	6,801

	$275,188	$271,361

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,375	$2,410
Other accrued liabilities	6,180	1,465

	8,555	3,875
Long-term debt	2,750	189,621

Total liabilities	11,305	193,496

Partners' equity:
Common unitholders	250,625	72,852
Subordinated unitholders	9,473	4,866
General partner interest	3,785	147

	263,883	77,865

	$275,188	$271,361

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Revenues from external customers	$10,655	$6,405	$33,555	$13,665
Revenues from affiliates	10,051	7,445	29,254	23,838

Total revenues	20,706	13,850	62,809	37,503

Costs and expenses:
Direct operating costs and expenses	(8,954)	(6,508)	(27,520)	(16,682)
Direct general and administrative expenses	(288)	(3,761)	(1,642)	(5,533)
Allocated general and administrative expenses	(1,758)	(1,135)	(5,219)	(2,769)
Allocated insurance expense	(413)	(304)	(1,238)	(804)
Reimbursement of bonus awards	(375)	—	(750)	—
Depreciation and amortization	(3,473)	(2,250)	(9,883)	(5,982)

Total costs and expenses	(15,261)	(13,958)	(46,252)	(31,770)

Operating income (loss)	5,445	(108)	16,557	5,733
Other income (expenses):
Interest income	43	10	55	18
Interest expense	(193)	(901)	(6,365)	(2,402)
Amortization of deferred financing costs	(92)	(46)	(1,123)	(138)

Total other expenses	(242)	(937)	(7,433)	(2,522)

Net earnings (loss)	5,203	(1,045)	9,124	3,211
Less earnings (loss) allocable to:
Predecessor	—	(415)	—	(415)
General partner interest	(105)	29	(183)	(56)

Net earnings (loss) allocable to limited partners	$5,098	$(1,431)	$8,941	$2,740

Net earnings (loss) per limited partners' unit—basic	$0.41	$(0.20)	$0.92	$0.38

Net earnings (loss) per limited partners' unit—diluted	$0.41	$(0.20)	$0.92	$0.38

Weighted average limited partners' units outstanding—basic	12,444	7,273	9,730	7,279

Weighted average limited partners' units outstanding—diluted	12,445	7,273	9,731	7,284

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2006
and nine months ended September 30, 2007

(In thousands, except unit amounts)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Total
Balance December 31, 2005	$9,625	$75,474	$14,581	$333	$100,013
Distributions and repayments, net to Predecessor	70	—	—	—	70
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	(9,066)	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	135,823
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	3,505	—	(135,000)
Net earnings for the year ended December 31, 2006	1,856	1,740	1,460	66	5,122

Balance December 31, 2006	—	72,852	4,866	147	77,865
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	6,273	—	6,273
Distributions to unitholders	—	(8,146)	(4,650)	(412)	(13,208)
Amortization of deferred equity-based compensation related to restricted phantom units	—	44	—	—	44
Repurchase of 840 common units by our long-term incentive plan		(28)	—	—	(28)
Net earnings for the nine months ended September 30, 2007	—	5,957	2,984	183	9,124

Balance September 30, 2007	$—	$250,625	$9,473	$3,785	$263,883

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$5,203	$(1,045)	$9,124	$3,211
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,473	2,250	9,883	5,982
Amortization of deferred equity-based compensation	22	180	44	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	3,258
Amortization of deferred financing costs	92	46	1,123	138
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(1,004)	(1,508)	(3,853)	(2,252)
Due from TransMontaigne Inc., net	6,666	(5,029)	5,901	(2,503)
Prepaid expenses and other	(214)	122	(585)	(705)
Trade accounts payable	(549)	108	(35)	(435)
Other accrued liabilities	806	285	4,952	1,599

Net cash provided by (used in) operating activities	14,495	(1,333)	26,554	8,903

Cash flows from investing activities:
Acquisition of Mobile terminal	—	—	—	(17,935)
Advance towards acquisition of certain Rio Vista operations	(6,500)	—	(6,500)	—
Additions to property, plant and equipment—expansion of facilities	(1,661)	(609)	(4,921)	(1,614)
Additions to property, plant and equipment—maintain existing facilities	(618)	(356)	(2,055)	(853)
Reimbursement of costs to maintain our Port Everglades (South) terminal	—	289	—	289

Net cash (used in) investing activities	(8,779)	(676)	(13,476)	(20,113)

Cash flows from financing activities:
Net (repayments) borrowings of debt	(250)	3,997	(186,871)	21,997
Net proceeds from secondary offering of 5,149,800 common units	(90)	—	179,946	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	3,867	—
Payment of deferred financing costs	(158)	—	(131)	—
Distributions paid to unitholders	(6,470)	(3,148)	(13,208)	(9,217)
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(442)	—	(538)
Repurchase of common units by our long-term incentive plan	(28)	(202)	(28)	(1,140)
Net distributions and repayments to TransMontaigne Inc.	—	465	—	(291)

Net cash provided by (used in) financing activities	(6,996)	670	(16,425)	10,811

Decrease in cash and cash equivalents	(1,280)	(1,339)	(3,347)	(399)
Cash and cash equivalents at beginning of period	1,390	1,653	3,457	713

Cash and cash equivalents at end of period	$110	$314	$110	$314

Supplemental disclosures of cash flow information:
Cash paid for interest	$193	$719	$6,452	$2,164

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2007, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest and a 2% general partner interest.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $1.8 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $5.2 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $1.2 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the three months ended September 30, 2007 and 2006, respectively, and approximately $0.8 million and $nil for the nine months ended September 30, 2007 and 2006, respectively.

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

  (f)
  Property, plant and equipment

        Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 25 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Repairs and maintenance are expensed as incurred.

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

        At September 30, 2007 and December 31, 2006, we have accrued environmental obligations of approximately $1,060,000 and $682,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the nine months ended September 30, 2007, we charged to income approximately $435,000 to increase our estimate of our environmental remediation obligations. During the nine months ended September 30, 2007, we made payments of approximately $57,000 towards our environmental remediation obligations. Changes in our estimates of our environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

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

  (h)
  Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets consist of above-ground storage facilities and an underground pipeline. We are unable to predict if and when our long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

  (k)
  Net earnings (loss) per limited partner unit

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

        Pursuant to the requirements of EITF 03-6, an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the three months ended September 30, 2007 and 2006, our net earnings per limited partners' unit did not exceed $0.44. For the nine months ended September 30, 2007 and 2006, our net earnings per limited partners' unit did not exceed $1.32. Therefore, net earnings allocable to our general partner are limited to 2% of our net earnings for the respective periods.

        Basic earnings (loss) per limited partner unit are computed by dividing net earnings (loss) allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings (loss) per limited partner unit are computed by dividing net earnings (loss) allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings (loss) allocable to limited partners are net of the earnings (loss) allocable to the general partner.

  (l)
  Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in May 2008, unless extended. Under the omnibus agreement, we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At September 30, 2007, the annual administrative fee payable to TransMontaigne Inc. was approximately $7.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc. The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At September 30, 2007, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $1.7 million.

        We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

        Reimbursement of Bonus Awards.    We have agreed to reimburse TransMontaigne Services Inc. approximately $1.5 million towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The agreement to reimburse TransMontaigne Services Inc. was conditioned upon the award of bonuses to officers and employees of TransMontaigne Services Inc. of not less than $1.5 million that are deemed invested in our common units during the period that the bonus awards vest. Included in reimbursement of bonus awards for the three and nine months ended September 30, 2007 is approximately $0.4 million and $0.8 million, respectively, of reimbursements paid to TransMontaigne Services Inc.

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

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal, which will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to throughput a specified minimum amount of fuel oils at our Brownsville, Texas terminal that will result in minimum revenues to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

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

(3) ACQUISITIONS

        Brownsville and River Terminals.    Effective December 29, 2006, we acquired from TransMontaigne Inc. a refined product terminal in Brownsville, Texas with approximately 2.2 million barrels of aggregate active storage capacity, twelve refined product terminals along the Mississippi and Ohio Rivers with approximately 2.7 million barrels of aggregate active storage capacity, and the Baton Rouge, Louisiana dock facility for a cash payment of approximately $135.0 million. The Brownsville terminal provides integrated terminaling services to customers, including TransMontaigne Inc. and Morgan Stanley Capital Group, engaged in the distribution and marketing of refined products, natural gas liquids, chemicals, fertilizers and other liquid products. The River terminals provide integrated terminaling services to third parties engaged in the distribution and marketing of refined products, chemicals, fertilizers and other liquid products. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Brownsville and River terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Brownsville and River terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity—subordinated units.

        As a condition to our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to construct in the future certain additional capital improvements to the facilities. We recognized the additional capital improvements as an increase to property, plant and equipment and a contribution of partners' equity—subordinated units. During the three months ended June 30, 2007, we recorded an increase of approximately $6.3 million to property, plant and equipment with a corresponding contribution of partners' equity-subordinated units, resulting from TransMontaigne Inc.'s authorization and approval of capital improvements to the Brownsville and River terminals. During the three months ended June 30, 2007, TransMontaigne Inc. funded approximately $0.2 million in capital improvements to the terminals. On August 1, 2007, TransMontaigne Inc. paid us $6.1 million in satisfaction of its obligation to complete additional capital improvements to the terminals.

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

        The unaudited pro forma combined results of operations as if the acquisition of the Brownsville and River terminals had occurred on January 1, 2006 are as follows (in thousands, except per unit data):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$19,434	$59,262

Net loss	$(2,323)	$(359)

Net loss per limited partner unit—basic and diluted	$(0.32)	$(0.05)

        Mobile Terminal.    Effective January 1, 2006, we acquired from TransMontaigne Inc. a refined product terminal in Mobile, Alabama with approximately 0.2 million barrels of aggregate active storage capacity for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The acquisition of the Mobile terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to its sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as a reduction of partners' equity—subordinated units.

        The basis of the assets and liabilities of the Mobile terminal are as follows (in thousands):

	December 31, 2005	August 1, 2005
Trade accounts receivable	$—	$72
Property, plant and equipment	8,869	9,137
Trade accounts payable	—	(56)

Predecessor equity	$8,869	$9,153

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade accounts receivable	$5,628	$1,700
Less allowance for doubtful accounts	(150)	(75)

	$5,478	$1,625

        Our primary market areas are located along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distributing and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended September 30, 2007 and 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $75,000, respectively. During the nine months ended September 30, 2007 and 2006, we increased the allowance for doubtful accounts through a charge to income of approximately $83,000 and $75,000, respectively.

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 49% and 54% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Marathon Petroleum Company LLC ("Marathon") and the previous asphalt storage customer accounted for 11% and 16% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Valero Energy Corporation accounted for 16% and 7% of our total revenues for the three months ended September 30, 2007 and 2006, respectively.

        TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 47% and 64% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Marathon and the previous asphalt storage customer accounted for 11% and 17% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Valero Energy Corporation accounted for 16% and 3% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

(5) PREPAID EXPENSES AND OTHER

        Prepaid expenses and other are as follows (in thousands):

	September 30, 2007	December 31, 2006
Additive detergent	$518	$558
Reimbursements due from the Federal government	724	438
Deposits and other assets	482	160

	$1,724	$1,156

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$34,064	$34,039
Terminals, pipelines and equipment	233,387	231,607
Furniture, fixtures and equipment	883	874
Construction in progress	13,250	8,132

	281,584	274,652
Less accumulated depreciation	(48,858)	(39,578)

	$232,726	$235,074

(7) GOODWILL

        At September 30, 2007 and December 31, 2006, goodwill is approximately $23.2 million resulting from the acquisition of the Brownsville and River terminals from TransMontaigne Inc. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (see Note 3 of Notes to consolidated financial statements). TransMontaigne Inc.'s carryover basis in the Brownsville and River terminals is derived from the application of pushdown accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville and River terminals. Goodwill is not amortized, but instead is tested for impairment on an annual basis during the three months ended December 31.

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $1,123 and $nil	$1,614	$2,603
Advance towards acquisition of certain Rio Vista operations	6,500	—
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $231 and $nil, respectively	3,365	3,596
Coastal Fuels trade name, net of accumulated amortization of $2,292 and $1,917, respectively	208	583
Deposits and other assets	36	19

	$11,723	$6,801

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

        On September 18, 2007, we signed a binding letter of intent with Rio Vista Energy Partners L.P. ("Rio Vista") to acquire Rio Vista's LPG terminal facility in Matamoros, Mexico; two pipelines, together with associated rights of way and easements, which run from Brownsville, Texas to Matamoros, Mexico; and a permit to distribute liquefied petroleum gas to Mexico's state-owned petroleum company. The total purchase price for the referenced assets is approximately $10.5 million, subject to adjustments at closing, and is expected to close prior to December 31, 2007. We advanced to Rio Vista approximately $6.5 million that will be applied as a credit towards the total purchase price. The advance is due and payable upon demand in the event the transaction does not close prior to December 31, 2007 and is secured by certain of the assets included in the acquisition.

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

(9) OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued property taxes	$1,809	$177
Accrued environmental obligations	1,060	682
Customer advances and deposits	3,221	146
Interest payable	—	87
Accrued expenses and other	90	373

	$6,180	$1,465

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into an amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At September 30, 2007 and December 31, 2006, our outstanding borrowings under the Senior Secured Credit Facility were approximately $2.8 million and $189.6 million, respectively. At September 30, 2007 and December 31, 2006, our outstanding letters of credit were approximately $147,000 and $210,000, respectively.

        At June 30, 2007, after repayment of the $75 million term loan outstanding under the Senior Secured Credit Facility with a portion of the proceeds from our May 2007 secondary offering of common units, the Senior Secured Credit Facility provided for a $150 million revolving credit facility (see Note 11 of Notes to consolidated financial statements). On July 12, 2007, we amended the Senior Secured Credit Facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. As a result, the Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined; $142.0 million at September 30, 2007). In addition, at our request, the term loan commitment or the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three and nine months ended September 30, 2007, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 7.8% and 7.9%, respectively. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

        Former Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility ("Former Credit Facility"). The Former Credit Facility provided for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA (as defined; $89.8 million at June 30, 2006). The maximum borrowing amount was reduced by the amount of letters of credit that were outstanding. The weighted average interest rate on borrowings under our Former Credit Facility was 7.0% and 6.5% during the three and nine months ended September 30, 2006, respectively. On December 29, 2006, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds from the initial borrowings under our new Senior Secured Credit Facility and the Former Credit Facility was cancelled.

(11) PARTNERS' EQUITY

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering were approximately $180.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.6 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. ("TransMontaigne GP") is our general partner and manages our operations and activities. TransMontaigne Services Inc. is a wholly-owned subsidiary of TransMontaigne Inc. and is the sole member of TransMontaigne GP. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-officer directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 345,895 common units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of September 30, 2007, 306,290 common units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. We anticipate repurchasing annually up to 10,000 common units for this purpose. As of September 30, 2007, we have repurchased 840 common units pursuant to the program.

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

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. As such, all grants of restricted phantom units and restricted common units made prior to September 1, 2006, became fully vested on September 1, 2006 when Morgan Stanley Capital Group acquired TransMontaigne Inc. Amortization of deferred equity-based compensation of approximately $22,000 and $0.2 million is included in direct general and administrative expense for the three months ended September 30, 2007 and 2006, respectively. Amortization of deferred equity-based compensation of approximately $44,000 and $3.9 million is included in direct general and administrative expense for the nine months ended September 30, 2007 and 2006, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At September 30, 2007, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2007 (remainder of the year)	$213
2008	706
2009	662
2010	617
2011	244
Thereafter	1,199

$3,641

        Rental expense under operating leases was approximately $202,000 and $117,000 for the three months ended September 30, 2007 and 2006, respectively. Rental expense under operating leases was approximately $630,000 and $273,000 for the nine months ended September 30, 2007 and 2006, respectively.

(14) NET EARNINGS (LOSS) PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average units	12,444	7,273	9,730	7,279
Dilutive effect of restricted phantom units	1	—	1	5

Diluted weighted average units	12,445	7,273	9,731	7,284

        For the three and nine months ended September 30, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted net earnings per limited partners' unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation. For the nine months ended September 30, 2006, we included the dilutive effect of 58,000 restricted phantom units, prior to their vesting on September 1, 2006, in the computation of diluted net earnings per limited partners' unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the three months ended September 30, 2006.

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

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gulf Coast Terminals:
Throughput and additive injection fees, net	$7,205	$4,695	$21,264	$14,889
Storage	2,201	2,815	7,234	8,207
Other	1,427	2,218	3,527	6,577

Revenues	10,833	9,728	32,025	29,673
Direct operating costs and expenses	(4,405)	(4,837)	(13,650)	(14,263)

Net margins	6,428	4,891	18,375	15,410

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	820	736	2,171	2,349
Pipeline transportation fees	481	580	1,612	1,835
Other	39	376	787	1,216

Revenues	1,340	1,692	4,570	5,400
Direct operating costs and expenses	(1,060)	(446)	(2,046)	(1,194)

Net margins	280	1,246	2,524	4,206

Brownsville Terminal (since September 1, 2006):
Throughput and additive injection fees, net	1,646	403	4,662	403
Storage	1,162	468	4,187	468
Other	855	140	2,881	140

Revenues	3,663	1,011	11,730	1,011
Direct operating costs and expenses	(1,952)	(584)	(6,673)	(584)

Net margins	1,711	427	5,057	427

River Terminals (since September 1, 2006):
Throughput and additive injection fees, net	972	376	3,113	376
Storage	3,757	1,045	10,951	1,045
Other	141	(2)	420	(2)

Revenues	4,870	1,419	14,484	1,419
Direct operating costs and expenses	(1,537)	(641)	(5,151)	(641)

Net margins	3,333	778	9,333	778

Total net margins	11,752	7,342	35,289	20,821
Direct general and administrative expenses	(288)	(3,761)	(1,642)	(5,533)
Allocated general and administrative expenses	(1,758)	(1,135)	(5,219)	(2,769)
Allocated insurance expense	(413)	(304)	(1,238)	(804)
Reimbursement of bonus awards	(375)	—	(750)	—
Depreciation and amortization	(3,473)	(2,250)	(9,883)	(5,982)

Operating income (loss)	5,445	(108)	16,557	5,733
Other income (expense), net	(242)	(937)	(7,433)	(2,522)

Net earnings (loss)	$5,203	$(1,045)	$9,124	$3,211

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$2,915	$281	$2,529	$4,930	$10,655
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	7,918	1,059	1,134	(60)	10,051

Revenues	$10,833	$1,340	$3,663	$4,870	$20,706

Identifiable assets	$116,123	$10,384	$56,604	$67,065	$250,176

Capital expenditures	$1,286	$49	$788	$156	$2,279

	Three months ended September 30, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$3,618	$308	$1,011	$1,468	$6,405
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	6,110	1,384	—	(49)	7,445

Revenues	$9,728	$1,692	$1,011	$1,419	$13,850

Identifiable assets	$115,123	$11,467	$49,576	$65,664	$241,830

Capital expenditures	$531	$20	$357	$57	$965

	Nine months ended September 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$9,633	$807	$8,552	$14,563	$33,555
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	22,392	3,763	3,178	(79)	29,254

Revenues	$32,025	$4,570	$11,730	$14,484	$62,809

Identifiable assets	$116,123	$10,384	$56,604	$67,065	$250,176

Capital expenditures	$4,785	$112	$1,848	$231	$6,976

	Nine months ended September 30, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Total
Revenues from external customers	$10,244	$942	$1,011	$1,468	$13,665
Revenues from TransMontaigne Inc. and Morgan Stanley Capital Group	19,429	4,458	—	(49)	23,838

Revenues	$29,673	$5,400	$1,011	$1,419	$37,503

Identifiable assets	$115,123	$11,467	$49,576	$65,664	$241,830

Capital expenditures	$1,984	$69	$357	$57	$2,467

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2007

        On July 12, 2007, we amended the Senior Secured Credit Facility to increase the amount of revolving credit permissible under the facility from $150 million to $200 million.

        On July 20, 2007, we announced a distribution of $0.50 per unit for the period from April 1, 2007 through June 30, 2007, payable on August 7, 2007 to unitholders of record on July 31, 2007.

        On September 18, 2007, we signed a binding letter of intent with Rio Vista Energy Partners L.P. ("Rio Vista") to acquire Rio Vista's LPG terminal facility in Matamoros, Mexico; two pipelines, together with associated rights of way and easements, which run from Brownsville, Texas to Matamoros, Mexico; and a permit to distribute liquefied petroleum gas to Mexico's state-owned petroleum company. The total purchase price for the referenced assets is approximately $10.5 million, subject to adjustments at closing, and is expected to close prior to December 31, 2007. We advanced to Rio Vista approximately $6.5 million that will be applied as a credit towards the total purchase price. The advance is due and payable upon demand in the event the transaction does not close prior to December 31, 2007 and is secured by certain of the assets included in the acquisition.

SUBSEQUENT EVENTS

        On October 19, 2007, we announced a distribution of $0.50 per unit for the period from July 1, 2007 through September 30, 2007, payable on November 6, 2007 to unitholders of record on October 31, 2007.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

        Revenues.    We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Throughput and additive injection fees, net	$10,643	$6,210
Terminaling storage fees	7,120	4,328
Pipeline transportation fees	481	580
Management fees and reimbursed costs	327	347
Other	2,135	2,385

Revenues	$20,706	$13,850

        The revenues of our business segments were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$10,833	$9,728
Midwest terminals and pipeline system	1,340	1,692
Brownsville terminal (since September 1, 2006)	3,663	1,011
River terminals (since September 1, 2006)	4,870	1,419

Revenues	$20,706	$13,850

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

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$7,205	$4,695
Midwest terminals and pipeline system	820	736
Brownsville terminal (since September 1, 2006)	1,646	403
River terminals (since September 1, 2006)	972	376

Throughput and additive injection fees, net	$10,643	$6,210

        Effective April 1, 2007, we entered into a Terminaling Services Agreement with TransMontaigne Inc. for additional tank capacity at our Florida terminals. Effective June 1, 2007, we entered into a Terminaling Services Agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. For the three months ended September 30, 2007, we recognized approximately $2.4 million of additional throughput and additive injection fees, net due to an increase in rates charged and additional tank capacity provided for under the Terminaling Services Agreement with Morgan Stanley Capital Group.

        Included in throughput and additive injection fees, net for the three months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $8.7 million and $5.0 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$2,201	$2,815
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	1,162	468
River terminals (since September 1, 2006)	3,757	1,045

Terminaling storage fees	$7,120	$4,328

        Effective April 1, 2007, certain Florida terminal storage agreements with third party customers expired, resulting in a decline of approximately $0.6 million in terminaling storage fees. Upon expiration of these agreements, we granted TransMontaigne Inc. (and subsequently Morgan Stanley Capital Group) the right to throughput additional products utilizing that tank capacity pursuant to their Terminaling Services Agreement.

        Included in terminaling storage fees for the three months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $60,000 and $60,000, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the three months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.5 million and $0.6 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state- owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the three months ended September 30, 2006, we recognized management fees of approximately $202,000 for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by the utility. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$32	$263
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	295	84
River terminals (since September 1, 2006)	—	—

Management fees and reimbursed costs	$327	$347

        Included in management fees and reimbursed costs for the three months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. of approximately $nil and $0.2 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our affiliates resulting from the excess of product deposited by certain of our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. The other revenue by business segments were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$1,395	$1,955
Midwest terminals and pipeline system	39	376
Brownsville terminal (since September 1, 2006)	560	56
River terminals (since September 1, 2006)	141	(2)

Other revenue	$2,135	$2,385

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Oklahoma City terminals. Included in other revenue for the three months ended September 30, 2007 and 2006, are product gains, including product retained under the product gain/loss allowance provisions in our terminaling services agreements with certain of our customers, of approximately $0.3 million and $1.6 million, respectively.

        Included in other revenue for the three months ended September 30, 2007 and 2006, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.8 million and $1.6 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Wages and employee benefits	$2,638	$1,639
Utilities and communication charges	705	554
Repairs and maintenance	3,139	2,520
Office, rentals and property taxes	1,009	763
Vehicles and fuel costs	580	500
Environmental compliance costs	813	326
Other	70	206
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$8,954	$6,508

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended September 30,
	2007	2006
Gulf Coast terminals	$4,405	$4,837
Midwest terminals and pipeline system	1,060	446
Brownsville terminal (since September 1, 2006)	1,952	584
River terminals (since September 1, 2006)	1,537	641

Direct operating costs and expenses	$8,954	$6,508

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

	Three months ended September 30,
	2007	2006
Accounting and tax expenses	$78	$34
Legal expenses	78	66
Independent director fees and investor relations expenses	56	67
Amortization of deferred equity-based compensation	22	180
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258
Provision for bad debts	—	75
Other	54	81

Direct general and administrative expenses	$288	$3,761

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $1.8 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, allocated general and administrative expenses include approximately $0.9 million and $0.3 million, respectively, related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and

2006, allocated insurance expense includes approximately $0.2 million and $54,000, respectively, related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the three months ended September 30, 2007 and 2006, respectively.

        For the three months ended September 30, 2007 and 2006, depreciation and amortization expense was approximately $3.5 million and $2.3 million, respectively. For the three months ended September 30, 2007 and 2006, depreciation and amortization expense includes approximately $1.5 million and $0.4 million, respectively, related to the Brownsville and River terminals.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

        Revenues.    We derive revenues from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenues were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Throughput and additive injection fees, net	$31,210	$18,017
Terminaling storage fees	22,372	9,720
Pipeline transportation fees	1,612	1,835
Management fees and reimbursed costs	989	978
Other	6,626	6,953

Revenues	$62,809	$37,503

        The revenues of our business segments were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$32,025	$29,673
Midwest terminals and pipeline system	4,570	5,400
Brownsville terminal (since September 1, 2006)	11,730	1,011
River terminals (since September 1, 2006)	14,484	1,419

Revenues	$62,809	$37,503

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

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$21,264	$14,889
Midwest terminals and pipeline system	2,171	2,349
Brownsville terminal (since September 1, 2006)	4,662	403
River terminals (since September 1, 2006)	3,113	376

Throughput and additive injection fees, net	$31,210	$18,017

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. Effective April 1, 2007, we entered into a Terminaling Services Agreement with TransMontaigne Inc. for additional tank capacity at our Florida terminals. Effective June 1, 2007, we entered into a Terminaling Services Agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals.

        The cumulative effect of the changes to these Terminaling Services Agreements resulted in approximately $5.6 million of additional throughput and additive injection fees, net for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

        Included in throughput and additive injection fees, net for the nine months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $24.5 million and $15.9 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$7,234	$8,207
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	4,187	468
River terminals (since September 1, 2006)	10,951	1,045

Terminaling storage fees	$22,372	$9,720

        Effective April 1, 2007, certain Florida terminal storage agreements with third party customers expired, resulting in a decline of approximately $1.2 million in terminaling storage fees. Upon expiration of these agreements, we granted TransMontaigne Inc. (and subsequently Morgan Stanley Capital Group) the right to throughput additional products utilizing that tank capacity pursuant to their Terminaling Services Agreement.

        Included in terminaling storage fees for the nine months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.2 million and $0.2 million, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the nine months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.6 million and $1.8 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state- owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the nine months ended September 30, 2006, we recognized management fees of approximately $756,000 for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by the utility. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$133	$894
Midwest terminals and pipeline system	—	—
Brownsville terminal (since September 1, 2006)	856	84
River terminals (since September 1, 2006)	—	—

Management fees and reimbursed costs	$989	$978

        Included in management fees and reimbursed costs for the nine months ended September 30, 2007 and 2006, are fees charged to TransMontaigne Inc. of approximately $nil and $0.8 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our affiliates resulting from the excess of product deposited by certain of our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. The other revenue by business segments were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$3,394	$5,683
Midwest terminals and pipeline system	787	1,216
Brownsville terminal (since September 1, 2006)	2,025	56
River terminals (since September 1, 2006)	420	(2)

Other revenue	$6,626	$6,953

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Oklahoma City terminals. Included in other revenue for the nine months ended September 30, 2007 and 2006, are product gains, including product retained under the product gain/loss allowance provisions in our terminaling services agreements with certain of our customers, of approximately $1.4 million and $5.2 million, respectively.

        Included in other revenue for the nine months ended September 30, 2007 and 2006, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $2.0 million and $5.1 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Wages and employee benefits	$8,424	$4,298
Utilities and communication charges	2,077	1,399
Repairs and maintenance	10,236	5,962
Office, rentals and property taxes	3,117	2,028
Vehicles and fuel costs	1,642	1,453
Environmental compliance costs	1,537	1,046
Other	511	496
Less—property and environmental insurance recoveries	(24)	—

Direct operating costs and expenses	$27,520	$16,682

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Gulf Coast terminals	$13,650	$14,263
Midwest terminals and pipeline system	2,046	1,194
Brownsville terminal (since September 1, 2006)	6,673	584
River terminals (since September 1, 2006)	5,151	641

Direct operating costs and expenses	$27,520	$16,682

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

	Nine months ended September 30,
	2007	2006
Accounting and tax expenses	$795	$724
Legal expenses	362	416
Independent director fees and investor relations expenses	200	182
Amortization of deferred equity-based compensation	44	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258
Provision for bad debts	83	75
Other	158	268

Direct general and administrative expenses	$1,642	$5,533

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $5.2 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, allocated general and administrative expenses include approximately $2.7 million and $0.3 million, respectively, related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $1.2 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, allocated insurance expense includes approximately $0.5 million and $54,000, respectively, related to the Brownsville and River terminals.

        The accompanying consolidated financial statements also include reimbursement of bonus awards for reimbursements paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.8 million and $nil for the nine months ended September 30, 2007 and 2006, respectively.

        For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense was approximately $9.9 million and $6.0 million, respectively. For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense includes approximately $4.1 million and $0.4 million, respectively, related to the Brownsville and River terminals.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our distributions to unitholders, fund our capital expenditures and fund our working capital requirements. Currently, our principal sources of funds to meet our liquidity needs are cash generated by operations, borrowings under our senior secured credit facility and debt and equity offerings.

        Excluding acquisitions, capital expenditures for the nine months ended September 30, 2007 were approximately $7.0 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, budgeted capital projects to be initiated during the year ending December 31, 2007, are estimated to range up to $60 million, which includes approximately $5.0 million of capital expenditures to maintain our existing facilities. The budgeted capital projects, which are expected to be completed during 2008, include the following:

Terminal	Description of project	Incremental Storage Capacity
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000
Tampa	Increase light oil tank capacity and improve truck rack capacity and functionality	265,000
Port Everglades	Increase light oil and residual oil tank capacity	900,000
River	Reactivate light oil tank capacity	185,000

        We have begun discussions with TransMontaigne Inc. regarding the acquisition of its Southeast terminaling operations with an expectation of closing the transaction prior to December 31, 2007. TransMontaigne Inc.'s Southeast terminaling operations currently include 24 terminals with an aggregate active storage capacity of approximately 8.5 million barrels. We plan to utilize our existing borrowing capacity under our Senior Secured Credit Facility to fund the acquisition of the Southeast terminaling operations.

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

        Senior Secured Credit Facility.    On December 22, 2006, we entered into an amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At June 30, 2007, after repayment of the $75 million term loan outstanding under the Senior Secured Credit Facility with a portion of the proceeds from our May 2007 secondary offering of common units, the Senior Secured Credit Facility provided for a $150 million revolving credit facility. On July 12, 2007, we amended our Senior Secured Credit Facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. As a result, the Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined; $142.0 million at September 30, 2007). In addition, at our request, the term loan commitment or the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at the base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three Months Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	Twelve Months Ended September 30, 2007
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$9,025	$9,361	$8,183	$8,940	$35,509
Consolidated funded indebtedness					$2,750
Total leverage ratio and senior secured leverage ratio					0.08x
Consolidated EBITDA for the interest coverage ratio	$3,950	$9,361	$8,183	$8,940	$30,434
Consolidated interest expense, as stipulated in the credit facility	$935	$3,783	$2,377	$150	$7,245
Interest coverage ratio					4.20x
Reconciliation of Consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for total leverage ratio	$9,025	$9,361	$8,183	$8,940	$35,509
Less pro forma adjustments	(5,075)	—	—	—	(5,075)

Consolidated EBITDA for interest coverage ratio	3,950	9,361	8,183	8,940	30,434
Consolidated interest expense	(935)	(3,783)	(2,377)	(150)	(7,245)
Effects of our acquisition of Brownsville and River terminals on December 29, 2006	2,362	—	—	—	2,362
Change in operating assets and liabilities	4,026	(2,843)	3,518	5,705	10,406

Cash flows provided by operating activities	$9,403	$2,735	$9,324	$14,495	$35,957

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our Senior Secured Credit Facility. Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At September 30, 2007, we had outstanding borrowings of approximately $2.8 million under our Senior Secured Credit Facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2007, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $28,000.

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

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2007 covered by this report.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units that May Yet Be Purchased Under the Plans or Programs
July	200	$35.25	200	9,800
August	280	$31.85	280	9,520
September	360	$33.09	360	9,160

	840	$33.22	840

All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under our Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. As of September 30, 2007, we have repurchased 840 common units with approximately $28,000 of aggregate market value for this purpose. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

Exhibits:

10.1
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

TRANSMONTAIGNE PARTNERS L.P. (Registrant)
Dated: November 7, 2007	By:	TransMontaigne GP L.L.C., its General Partner
	By:	/s/ RANDALL J. LARSON Randall J. Larson Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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