Form 10-K
period 2007-12-31
TransMontaigne Partners L.P.
filed 2008-03-10
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the Registrant on June 30, 2007 was $314,249,740, computed by reference to the last sale price ($35.32 per common unit) of the Registrant's common limited partner units on the New York Stock Exchange on June 29, 2007.

         The number of the registrant's common limited partner units outstanding on March 3, 2008 was 9,122,300.

DOCUMENTS INCORPORATED BY REFERENCE
None.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unitholder Information," "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors," that could cause actual results to differ materially from our expectations include, but are not limited to:

  •
  a lack of access to new capital would impair our ability to expand our operations;

  •
  a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;

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

Part I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

        TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc. We commenced operations upon the closing of our initial public offering on May 27, 2005. Effective December 31, 2005, we changed our year end for financial and tax reporting purposes from June 30 to December 31. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Denver, Colorado 80202; our telephone number is (303) 626-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P., our wholly owned and controlled operating limited partnerships and their subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, TransMontaigne Partners and subsidiaries of TransMontaigne Partners.

OVERVIEW

        We are a terminaling and transportation company with operations along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeastern United States. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. We do not purchase or market products that we handle or transport. Therefore, we do not have material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers. The volume of product that is handled, transported through or stored in our terminals and pipelines is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipelines. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipeline is not material.

        TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. TransMontaigne Services Inc. is a wholly owned subsidiary of TransMontaigne Inc. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne GP L.L.C. is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P. TransMontaigne GP L.L.C. is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur. Effective September 1, 2006, Morgan Stanley Capital Group Inc., which we refer to as Morgan Stanley Capital Group, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. and, as a result, Morgan Stanley, the parent company of Morgan Stanley

Capital Group, became the indirect owner of our general partner. The following diagram depicts our current organization and structure:

Public Unitholders
9,122,300 Common Units
Morgan Stanley
450,000 Subordinated Units
100% Ownership Interest
Morgan Stanley Capital Group Inc.
100% Ownership Interest
TransMontaigne Inc.
100% Ownership Interest
71.8% Limited Partner Interest
3.6% Limited Partner Interest
TransMontaigne Product Services Inc.
TransMontaigne Services Inc.
60% Ownership Interest
40% Ownership Interest
TransMontaigne Holdings L.L.C.
100% Ownership Interest
TransMontaigne Holdings Inc.
2,872,266 Subordinated Units
100% Ownership Interest
22.6% Limited Partner Interest
TransMontaigne GP L.L.C.
(the General Partner)
253,971 General Partner Units
Incentive Distribution Rights
2% General Partner Interest
TransMontaigne Partners L.P.
(the Partnership)
100% Ownership Interest
Operating Subsidiaries
TransMontaigne Operating GP L.L.C.
Coastal Terminals L.L.C.
TLP Finance Corp.
TLP Mex L.L.C.
TPSI Terminals L.L.C.
TransMontaigne Operating Company L.P.
Razorback L.L.C.
TLP Operating Finance Corp.
TMOC Corp.
TPME L.L.C.

        TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers and industrial and commercial end users, delivering approximately 0.3 million barrels per day throughout the United States, primarily in the Gulf Coast, Southeast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. TransMontaigne Inc. currently relies on us to provide substantially all of the integrated terminaling services it requires to support its operations in these geographic regions.

        Morgan Stanley is a leading global trading company with extensive trading activities focused on the energy markets, including crude oil and refined petroleum products. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group's trading and risk management activities cover a broad spectrum of the energy industry with extensive resources dedicated to refined product supply and transportation. Morgan Stanley Capital Group engages in trading both physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. Morgan Stanley Capital Group has access to substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia.

        Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Brownsville, River, Midwest and Southeast facilities.

  •
  Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, seven of which are located in Florida and one of which is located in Mobile, Alabama. These facilities currently have approximately 6.2 million barrels of aggregate active storage capacity.

  •
  Midwest.  Our Midwest facilities consist of a 67-mile, interstate refined products pipeline between Arkansas and Missouri, which we refer to as the Razorback pipeline, and three refined product terminals with approximately 0.6 million barrels of aggregate active storage capacity.

  •
  Brownsville.  Our terminal in Brownsville, Texas has approximately 2.1 million barrels of aggregate active storage capacity, which includes a liquefied petroleum gas terminaling facility with aggregate active storage capacity of approximately 15,000 barrels. We operate a bi-directional refined products pipeline for an affiliate of Mexico's state-owned petroleum company for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico. We also own and operate a liquified petroleum gas ("LPG") pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, and a parallel pipeline which can be utilized in the future to transport additional LPG or refined petroleum products to Mexico, which we collectively refer to as the Diamondback pipelines. Our Matamoros terminal has approximately 6,000 barrels of aggregate active storage capacity.

  •
  River.  Our River facilities are comprised of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.8 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

  •
  Southeast.  Our Southeast facilities consist of 22 refined petroleum products terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, North Carolina, Mississippi, South Carolina, and Virginia with an aggregate active storage capacity of approximately 9.0 million barrels.

Recent Developments

  Senior Secured Credit Facility

        On July 12, 2007, we amended our existing senior secured credit facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

  Secondary Offering of Common Units

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering were approximately $179.9 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.6 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

  Acquisition of Southeast Facilities and Related Transactions

        On December 31, 2007, we acquired the Southeast facilities along the Colonial and Plantation pipelines from TransMontaigne Inc. for a cash payment of approximately $118.6 million. The Southeast facilities have aggregate active storage capacity of approximately 9.0 million barrels. We borrowed approximately $118.6 million under our senior secured credit facility to finance the acquisition. The transaction was approved by the conflicts committee of the board of directors of our general partner.

        Morgan Stanley Terminaling Services Agreement—Southeast Terminals.    In connection with the acquisition of the Southeast facilities, we entered into a terminaling services agreement with Morgan Stanley Capital Group. The terminaling services agreement commenced on January 1, 2008, and expires on December 31, 2014, subject to Morgan Stanley Capital Group's right to renew the agreement for an additional seven years. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product that will result in minimum throughput payments to the Partnership of approximately $31.6 million for the contract year ending December 31, 2008, with stipulated annual increases in throughput fees each contract year thereafter. During the initial term, Morgan Stanley Capital Group has an exclusive right to utilize any tanks that may be constructed, refurbished or placed into operation at our Collins/Purvis terminal located in Collins, Mississippi. Any construction or refurbishment at the Collins/Purvis terminal will be undertaken only upon the mutual written agreement of the parties. We also agreed to return to Morgan Stanley Capital Group 50% of the proceeds we receive in excess of $4.2 million from the sale of product gains arising from our terminaling services agreement with Morgan Stanley Capital Group at our Southeast terminals.

        Amended and Restated Omnibus Agreement.    Concurrently with the execution of the facilities sale agreement, we amended and restated the omnibus agreement, which we refer to as the omnibus agreement, among TransMontaigne Inc., TransMontaigne Partners L.P. and certain affiliates. The amendment increased the administrative fee payable to TransMontaigne Inc. from approximately $7.0 million to $10.0 million and increased the insurance reimbursement payable to TransMontaigne Inc. from approximately $1.7 million to $2.9 million. The increase in the administrative fee and insurance reimbursement reflect the allocation of the costs expected to be incurred by TransMontaigne Inc. for providing management, legal, accounting and tax services for, and insurance on, the Southeast terminals on our behalf. We also agreed to reimburse TransMontaigne Inc. and its affiliates up to $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. In addition, the term of the omnibus agreement was extended through December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years.

  Matamoros, Mexico and Brownsville, Texas Facilities

        On December 31, 2007, we acquired from Rio Vista Energy Partners L.P. a terminal facility in Matamoros, Mexico, two pipelines running from Brownsville, Texas to Matamoros, Mexico, which we refer to as the Diamondback pipelines, with associated rights of way and easements and 47 acres of land, together with a permit to distribute LPG to Mexico's state-owned petroleum company for a cash payment of approximately $9.0 million.

Industry Overview

        Refined product terminaling and transportation companies, such as TransMontaigne Partners, facilitate the movement of refined products to consumers around the country. Consumption of refined products in the United States exceeds domestic production, which necessitates the importing of refined products from other countries. Moreover, a substantial majority of the petroleum refining that occurs in the United States east of the Rocky Mountains is concentrated in the Gulf Coast region, which necessitates the transportation of domestic product to other areas, such as the East Coast, Florida, Southeast and Midwest regions of the country. Terminaling and transportation companies receive, store, blend, treat and distribute refined products, both domestic and imported, as they are transported from refineries to retailers and end-users.

        Refining.    Refineries in the Gulf Coast region refine crude oil into various light refined products and heavy refined products. Light refined products include gasolines, diesel fuels, heating oils and jet fuels. Heavy refined products include residual fuel oils and asphalt. Refined products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being "fungible." The refined products initially are stored at the refineries' own terminal facilities. The refineries owned by major oil companies then schedule for delivery some of their refined product output to satisfy their own retail delivery obligations, for example, at branded gasoline stations, and sell the remainder of their refined product output to independent marketing and distribution companies or traders, such as TransMontaigne Inc. and Morgan Stanley Capital Group, for resale. The major refineries typically prefer to sell their excess refined product to independent marketing and distribution companies rather than to other refineries and integrated oil companies, which are their primary competitors.

        Transportation.    For independent distribution and marketing companies, such as TransMontaigne Inc. and Morgan Stanley Capital Group, to distribute refined petroleum products in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a terminal.

        Refined product is transported to marine terminals, such as our Gulf Coast terminals and Baton Rouge, Louisiana dock facility, by vessels or barges. Because there are economies of scale in transporting products by vessel, marine terminals with larger storage capacities for various commodities have the ability to offer their customers lower per-barrel freight costs to a greater extent than do terminals with smaller storage capacities.

        Refined product reaches inland terminals, such as our Southeast and Midwest terminals, by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the Federal Energy Regulatory Commission, or FERC, or state authorities. These pipelines ship fungible refined products in batches, with each batch generally consisting of product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

        At both inland and marine terminals, the various products are segregated and stored in tanks pending delivery to or on behalf of our customers.

        Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. The driver swipes a magnetic card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, additives are injected into refined products, including all gasolines, to conform to government specifications and individual customer requirements. If a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Approximately one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

        At marine terminals, the refined product is stored in tanks and may be delivered to tanker trucks over a rack in the same manner as at an inland terminal. Refined product also may be delivered to cruise ships and other vessels, known as bunkering, either at the dock, through a pipeline or truck, or by barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of approximately 42 tanker truckloads, of bunker fuel per refueling. Bunker fuel is a mixture of residual fuel oil and distillate. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship's engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to refuel in United States ports with experienced companies.

Our Operations

        We are a terminaling and transportation company with operations along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeastern United States. We use our terminaling facilities to, among other things:

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

        We principally derive revenue from our product terminals by charging fees for providing integrated terminaling and related services, including:

  •
  throughput and additive injection fees based on the volume of product distributed at a contracted rate per barrel;

  •
  terminaling storage fees based on a rate per barrel of storage capacity per month;

  •
  ancillary services including heating and mixing of stored products; and

  •
  product transfer services.

        We generate revenue at the Razorback and Diamondback pipelines by charging a tariff regulated by the FERC, based on the volume of product transported and the distance from the origin point to the delivery point. We also generate management fees associated with our operation and management of a 17-mile bi-directional refined products pipeline that connects our Brownsville terminal complex to a pipeline in Mexico that terminates at terminal facilities located in Cadereyta and Reynosa, Mexico for an affiliate of Mexico's state-owned petroleum company. We manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of its proportionate share of operating and maintenance costs. In addition, we manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement for its proportionate share of operating and maintenance costs. We also derive revenue from product gains or incur losses from product losses related to our terminaling services agreements with certain customers.

        Morgan Stanley Capital Group and Marathon Petroleum Company LLC, which we refer to as Marathon, are the principal customers at our Gulf Coast facilities; Morgan Stanley Capital Group and Shell Oil Products U.S., which we refer to as Shell, are the principal customers at our Midwest facilities; Morgan Stanley Capital Group, Valero Marketing and Supply Company, which we refer to as Valero, TransMontaigne Inc. and PMI Trading Limited, an affiliate of Mexico's state-owned petroleum company, are the principal customers at our Brownsville, Texas facilities; Valero is our principal customer at our River facilities; and Morgan Stanley Capital Group and the United States government are the principal customers at our Southeast facilities. Financial information for each reportable segment is included in Note 16 of the Notes to consolidated financial statements in Item 8 of this annual report.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of March 3, 2008 are as follows:

Locations	Active Storage Capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,074,000
Port Everglades-South(1)	378,000
Jacksonville	271,000
Cape Canaveral	727,000
Port Manatee	1,385,000
Fisher Island	672,000
Tampa	451,000
Alabama
Mobile	223,000

Gulf Coast Total	6,181,000

Midwest Facilities
Rogers and Mt. Vernon (aggregate amounts)	404,000
Oklahoma City	157,000

Midwest Total	561,000

Brownsville, Texas Facilities
Brownsville	2,098,000
Matamoros, Mexico	6,000

Brownsville Total	2,104,000

River Facilities
Arkansas City, AR	769,000
Evansville, IN	234,000
New Albany, IN	201,000
Greater Cincinnati, KY	200,000
Henderson, KY	145,000
Louisville, KY	181,000
Owensboro, KY	157,000
Paducah, KY Complex	322,000
Baton Rouge, LA Dock	—
Greenville, MS (Clay Street)	195,000
Greenville, MS (Industrial Road)	—
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,771,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	94,000
Athens, GA	193,000
Belton, SC	—
Bainbridge, GA	251,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	2,590,000
Collins, MS	140,000
Doraville, GA	441,000
Fairfax, VA	513,000
Greensboro, NC	436,000
Griffin, GA	106,000
Lookout Mountain, GA	220,000
Macon, GA	174,000
Meridian, MS	138,000
Montvale, VA	482,000
Norfolk, VA	1,334,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	528,000
Spartanburg, SC	247,000

Southeast Total	9,019,000

TOTAL CAPACITY	20,636,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

        Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals located in Florida and Alabama. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products and crude oil and the United States government. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal receives product by rail and truck as well as by barge. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute refined products by pipeline at our Port Everglades and Tampa terminals and by rail at our Port Everglades (North) and Jacksonville terminals. Our Port Everglades (South) terminal is connected by pipeline to our Port Everglades (North) terminal. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by a major oil company for its proportionate share of our operating and maintenance costs. Our Mobile terminal facility receives and distributes refined product by truck and barge.

        The principal customers at our Gulf Coast facilities are Morgan Stanley Capital Group and Marathon.

        Midwest Terminals and Pipeline Operations.    In Missouri and Arkansas we own and operate the Razorback pipeline and terminals in Rogers, Arkansas, at the terminus of the pipeline, and Mt. Vernon, Missouri, at the origin of the pipeline. The Razorback pipeline is a 67 mile, 8-inch diameter interstate common carrier pipeline that transports light refined product on behalf of Morgan Stanley Capital Group from our terminal at Mt. Vernon, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback Pipeline. Morgan Stanley Capital Group currently is the only shipper on the Razorback pipeline and our sole customer at our Rogers and Mt. Vernon terminals.

        We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners for delivery via our truck rack to Shell's customers for redistribution to locations throughout the Oklahoma City region.

        Brownsville, Texas Operations.    In Brownsville, Texas, we own and operate six terminal facilities and the Diamondback pipelines which handle a large volume of liquid product movements between Mexico and south Texas including refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, third parties engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

        The Diamondback pipelines consist of an 8" pipeline that transports LPG approximately 23 miles from our Brownsville facilities to our Matamoros terminal, with approximately 16 miles located in Texas and approximately 7 miles located in Mexico and a 6" pipeline, which runs parallel to the 8" pipeline that can be used by us in the future to transport additional LPG or refined products to our Matamoros terminal. The 8" pipeline has a capacity of approximately 7,500 barrels per day. The 6" pipeline has a capacity of approximately 4,300 barrels per day.

        We also operate and maintain the United States portion of a 174-mile bi-directional refined products pipeline owned by PMI Services North America, Inc., an affiliate of Petroleos Mexicanos, or PEMEX, the state-owned, national petroleum company of Mexico. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX's terminal located in Reynosa, Mexico and terminates at PEMEX's refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports fully refined petroleum products and blending components. We operate and manage the 17-mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally we are reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

        The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined products, waxes and industrial chemicals. Our principal customers are TransMontaigne Inc., Morgan Stanley Capital Group, Valero and PMI Trading Limited, an affiliate of Mexico's state-owned petroleum company.

        River Operations.    Our River facilities include twelve refined product terminals along the Mississippi and Ohio Rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our River terminals receive products from vessels on behalf of our customers. We distribute products primarily by truck and vessels. The principal customer at our River facilities is Valero.

        Southeast Operations.    Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. The Southeast facilities have a current aggregate storage capacity of approximately 9.0 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers. We distribute products primarily by truck. The principal customers at our Southeast facilities are Morgan Stanley Capital Group and the United States government.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers.    We intend to continue to generate stable cash flows by capitalizing on the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback and Diamondback pipelines. We have long-term terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, PMI Trading Limited, TransMontaigne Inc. and Valero.

        Pursue strategic and accretive acquisitions in new and existing markets.    We plan to pursue acquisitions of energy-related terminaling and transportation facilities, including facilities that may be outside our existing areas of operation. In many cases, we would expect to pursue these acquisitions jointly with TransMontaigne Inc. and Morgan Stanley Capital Group. In light of the recent industry trend of large energy companies divesting their distribution and logistic assets, we believe there will continue to be significant acquisition opportunities.

        Maximize the benefits of our relationship with TransMontaigne Inc. and Morgan Stanley Capital Group.     TransMontaigne Inc. and Morgan Stanley Capital Group intend to use us as the primary vehicle for their energy-related terminaling and transportation businesses that support their physical trading, marketing and distribution businesses. We intend to capitalize on the strategic fit between our infrastructure with Morgan Stanley Capital Group's global supply capabilities and TransMontaigne Inc.'s marketing and distribution business. In addition, our relationship with TransMontaigne Inc. and Morgan Stanley Capital Group provides us with access to a significant pool of management talent and strong relationships throughout the energy industry, which we intend to utilize to implement our strategies.

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, because an increase in waterborne terminal capacity may facilitate a significant reduction in freight costs for our customers, we currently are in the process of expanding our Gulf Coast terminaling capacity. In addition, we recently completed the purchase of the Southeast terminals, the Matamoros terminal and Diamondback pipelines, and related assets.

        Maintaining a disciplined financial policy.    We will continue to pursue a disciplined financial policy by maintaining a prudent capital structure, managing our exposure to interest rate risk and conservatively managing our cash reserves.

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.     Based on our terminaling services agreements in effect at January 1, 2008, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2008. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other services we provide that are in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices will provide us with stable cash flows.

        We do not have material direct commodity price risk.    Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices.

        Our relationships with TransMontaigne Inc. and Morgan Stanley Capital Group enhance our ability to make strategic acquisitions.    We believe that our relationships with TransMontaigne Inc. and Morgan Stanley Capital Group will provide us with an advantage in acquiring businesses that have an element of commodity price risk or product marketing and distribution risk inherent in their operations. In these circumstances, we expect that Morgan Stanley Capital Group will assume most or all of the direct commodity price exposure and TransMontaigne Inc. will assume most or all of the risks related to distributing and marketing the product. As a result, we should expect to operate the acquired asset infrastructure under terminaling services agreements that will provide us with stable cash flows.

        We benefit from the strategic fit between our operations and the operations of TransMontaigne Inc. and Morgan Stanley Capital Group.    The operations of TransMontaigne Inc. and Morgan Stanley Capital Group fit strategically with our broad geographical terminal and transportation distribution capability. Our terminaling service agreements with TransMontaigne Inc. and Morgan Stanley Capital Group enable them to support their refined product supply, risk management and marketing businesses and, at the same time, provide us with stable cash flows and help ensure that our facilities are more fully utilized. Moreover, we believe that the value of any terminaling facilities we acquire will be enhanced if we can concurrently obtain a terminaling services agreement with TransMontaigne Inc. or Morgan Stanley Capital Group.

        We have the ability to execute expansion and asset enhancement opportunities, particularly at our Gulf Coast terminals.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In addition, expanding our existing waterborne terminal capacity at our Gulf Coast terminals may facilitate a significant reduction in freight costs for our customers. We have initiated the expansion of our storage capacity at our Port Everglades terminal complex facilities to add approximately 0.9 million barrels.

        We have a substantial presence in Florida, which has above-average population growth and significant demand for refined petroleum products, and is not currently served by any local refinery or interstate refined product pipeline.    Seven of our terminals serve our customers' operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

  •
  Refined products are largely distributed in Florida through terminals with waterborne access, such as our terminals, because Florida has no refineries or interstate refined product pipelines.

  •
  The Florida market is attractive to physical commodity traders because they can originate product supplies from multiple locations, both domestically and overseas, and transport the product to the terminal by ship.

  •
  Florida's population is one of the fastest-growing in the United States, resulting in additional potential demand for refined products.

  •
  The ports served by our terminals are among the busiest cruise ship ports in the United States, with year-round demand.

        Through TransMontaigne Inc. and Morgan Stanley Capital Group, our general partner has access to a knowledgeable management team with significant experience in the energy industry and in executing acquisition and expansion strategies.    The members of our general partner's management team have significant experience with regard to the implementation of acquisition, operating and growth strategies in many facets of the energy industry, including crude oil marketing and transportation; natural gas and natural gas liquid gathering, processing, transportation and marketing; propane storage, transportation and marketing; and refined product storage, transportation and marketing. Over the course of their respective careers, members of our general partner's management team have established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business through both acquisitions and internal expansion. In addition, through our affiliation with Morgan Stanley Capital Group, we have access to its strong relationships throughout the energy industry.

        We have the financial flexibility to pursue growth opportunities.    We currently have a $200.0 million revolving credit facility, under which, as of December 31, 2007, we had approximately $67.9 million in available borrowing capacity. In addition, at our request, the term loan commitment or the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We believe this available capacity will provide us with flexibility to facilitate our strategic expansion and acquisition strategies.

Competition

        We face competition from other terminals and pipelines that may be able to supply our customers with refined product integrated terminaling and transportation services on a more competitive basis.

We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Conoco Phillips, Exxon Mobil Corporation, Amerada Hess Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan Midstream Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar L.P., Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
TransMontaigne Inc	Gulf Coast and Brownsville facilities
Morgan Stanley Capital Group	Gulf Coast, Midwest, Brownsville and Southeast facilities
Valero Marketing and Supply Company	River and Brownsville facilities
Marathon Petroleum Company LLC	Gulf Coast and River facilities
PMI Trading Limited, an affiliate of Mexico's state-owned petroleum company	Brownsville facilities

Our Relationship With TransMontaigne Inc. And Morgan Stanley Capital Group

        General.    A majority of our business is devoted to providing integrated terminaling and transportation services to Morgan Stanley Capital Group. Pursuant to the terms of our terminaling services agreements with Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from Morgan Stanley Capital Group for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Southeast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. At December 31, 2007, TransMontaigne Inc. owned 2 refined product terminals; 1 dry bulk product terminal, 15 tugboats and 22 barges; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets, and providing related value-added fuel procurement and supply chain management services. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of subordinated units representing limited partner interests equal to approximately 26.2% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

        Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities markets including crude oil and refined products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group has been actively trading crude oil and refined products for over 20 years and on a daily basis trades millions of barrels of physical crude oil and refined products and exchange-traded and over-the-counter crude oil and refined product derivative instruments. Morgan Stanley Capital Group also invests as principal in acquisitions that complement Morgan Stanley's commodity trading activities. Morgan Stanley Capital Group has substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia.

Rights of First Refusal

        The omnibus agreement provides us with a right to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets; provided, that we agree to pay at least 105% of the purchase price offered by the third party bidder. This right is exercisable for a period of two years commencing on the date the terminal is first put into commercial service, which is expected to occur during the second calendar quarter of 2008.

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice.

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that we put into commercial service (i) after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

Terminaling Services Agreements

        Gulf Coast (Florida) and Midwest Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group that replaced our existing terminaling services agreement with TransMontaigne Inc. at our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The terminaling services agreement commenced on June 1, 2007 and has a seven-year term expiring on May 31, 2014. After the initial term, the agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group has agreed to throughput at our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals a volume of refined product that will, at the fee and tariff schedule set forth in the agreement, result in minimum throughput payments of approximately $30.3 million for the contract year ending May 31, 2008, with stipulated annual increases in throughput fees each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is subject to adjustment in the event we fail to complete construction of and place in service certain capital projects on or before September 30, 2009. The capital projects include the construction of approximately 1.2 million barrels of additional tank storage capacity and other improvements at the contracted terminals. Upon expiration of the agreement, Morgan Stanley Capital Group will have the right to match any bona fide third party offer made to us for similar services at no less than 105% of the value of such third party offer.

        Southeast Terminaling Service Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminal facilities that will expire on December 31, 2014 and is subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately $31.6 million for the contract year ending December 31, 2008, with stipulated annual increases in throughput fees each contract year thereafter. During the initial term, but not any renewal term, Morgan Stanley Capital Group has an exclusive right to utilize any tanks that may be constructed, refurbished or placed into operation at our Collins/Purvis terminal located in Collins, Mississippi. Any construction or refurbishment at the Collins/Purvis terminal will be undertaken only upon the mutual written agreement of the parties. The terminaling services agreement also provides that we return to Morgan Stanley Capital Group 50% of the proceeds we receive in excess of $4.2 million from the sale of product gains arising from our terminaling services agreement with Morgan Stanley Capital Group at our Southeast terminals.

        Southeast Terminaling Services Agreement—United States Government.    We have a terminaling services agreement with the United States government that will expire on April 30, 2012. Pursuant to the terminaling services agreement, we agreed to provide the United States government with approximately 0.3 million barrels of light refined product storage capacity at our Selma, NC terminal. The United States government has the option to extend the agreement an additional ten years through two five-year increments.

        Gulf Coast (Mobile) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile, Alabama terminal certain minimum volumes of refined products that will result in minimum throughput revenue to us of $2.1 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light refined product storage capacity and approximately 84,000 barrels of heavy refined product storage capacity at the terminal. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met.

        Gulf Coast (Florida) Terminaling Services Agreement—Marathon.    We have a terminaling services agreement with Marathon regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities that will expire on May 1, 2011. The terminaling services agreement became effective February 20, 2006 at our Jacksonville and Port Manatee facilities and on May 1, 2006 at our Cape Canaveral and Port Everglades facilities. Concurrently with the effective dates of the Marathon terminaling services agreement, the agreement with our former asphalt customer for the use of this storage capacity expired. We are proscribed from placing into commercial service any new or converted asphalt storage capacity at our Florida facilities without Marathon's express written consent.

        River Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero that will expire on April 1, 2013. Pursuant to the terminaling services agreement, we agreed to provide Valero with approximately 1.1 million barrels of light refined product storage capacity, in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals. Valero also has a right to match any third-party offer to use any existing, new or converted light refined product storage capacity that we put into commercial service, at any of the River terminals subject to this agreement. If Valero fails to exercise its right to match, it has the right to terminate the terminaling services agreement in its entirety or with respect to the applicable terminal.

        Brownsville LPG Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. TransMontaigne Inc.'s minimum revenue commitment will increase to approximately $2.4 million per year when we increase the LPG storage capacity at our Brownsville LPG terminal to approximately 34,000 barrels.

        Brownsville Terminaling Services Agreements—PMI Trading Limited.    We have multiple terminaling services agreements with PMI Trading Limited, an affiliate of Mexico's state-owned petroleum company, relating to our Brownsville, Texas facilities that, if not renewed, will expire between July 31, 2008 and June 30, 2016. Under these agreements, PMI agreed to throughput and store at our terminals certain minimum volumes of aviation gasoline, diesel, gasoline, jet fuel, distillate, and natural gas liquids. We also manage and operate a 17-mile bi-directional pipeline on behalf of PMI.

        Brownsville Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Brownsville, Texas facilities that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Brownsville Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 112,000 barrels of heavy oil storage capacity at our Brownsville terminal. The current term of the terminaling services agreement expires on January 21, 2010. At the end of the current term, the terminaling services agreement will automatically renew for subsequent two-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term.

        Oklahoma City Revenue Support Agreement—TransMontaigne Inc.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The agreement provides that TransMontaigne Inc. agrees to throughput certain minimum volumes of refined product that will result in minimum revenue to us of $0.8 million per year. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

        Terminaling Services Agreement—Renewable Fuels.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, under the fee and tariff schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

        Other Terminaling Services Agreements.    We also have terminaling service agreements with other customers at our terminal facilities for throughput and storage of refined products, crude oil and other products. These agreements include various minimum throughput commitments, storage commitments and other terms, including duration, that we negotiate on a case-by-case basis.

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

        We monitor the structural integrity of all of our DOT regulated pipeline systems. These pipeline systems include the Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the "Belle Meade pipeline," owned by and operated for Virginia Power Corp. in Richmond, Virginia; the Diamondback pipelines; and an 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of an affiliate of Mexico's state-owned petroleum company. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the Department of Transportation, or DOT, required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for all pipelines located in the United States, and meet or exceed the corresponding Mexican regulatory requirements for the portion of the Diamondback pipelines located in Mexico.

        Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along all of these pipelines. Employees participate in simulated spill deployment exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that the pipelines we own and manage have been constructed and are maintained in all material respects in accordance with applicable federal, state, and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT, and accepted industry practice.

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

Safety Regulation

        We are subject to regulation by the United States Department of Transportation under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act, or HLPSA, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations and also to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with these HLPSA regulations.

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

        We also are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. We believe that we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

        In general, we expect to increase our expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Although we cannot estimate the magnitude of such expenditures at this time, we do not believe that they will have a material adverse impact on our results of operations.

Environmental Matters

        Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of refined product terminals and pipelines, we must comply with these laws and regulations at federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that may affect our operations and to plan accordingly to comply with and minimize the costs of such requirements.

        We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of certain material environmental concerns that relate to our business.

Water

        The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of pollutants, including oil and its derivatives into navigable waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by the EPA or the state. We do not have any terminal location that discharges any type of processed wastewater into the environment. We are, however, subject to various types of storm water discharge requirements at our terminals. The EPA and a number of states have adopted regulations that require us to obtain permits to discharge storm water run-off from our facilities. Such permits may require us to monitor and sample the effluent from our operations. The cost involved in obtaining and renewing these storm water permits is not material. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

        The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide for various civil and criminal penalties and liabilities in the event of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment be constructed around product storage tanks to help prevent the contamination of navigable waters in the event of a product tank spill, rupture or leak.

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

        Contamination resulting from spills or releases of refined products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the facilities we own as a result of past operations, we believe any such contamination can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

Air Emissions

        Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. The CAA requires most industrial operations in the United States to incur expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions and obtain and strictly comply with air permits containing requirements.

        Many of our terminaling operations require air permits. These operations generally include volatile organic compound emissions (primarily hydrocarbons) associated with truck loading activities and tank working and breathing losses. The sources of these emissions are strictly regulated through the permitting process. Such regulation includes stringent control technology and extensive permit review and periodic renewal. The cost involved in obtaining and renewing these permits is not material.

        Moreover, any of our facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. We believe that we are in substantial compliance with existing standards and regulations pursuant to the Clean Air Act and similar state and local laws, and we do not anticipate that implementation of additional regulations will have a material adverse effect on us.

        Congress is currently considering proposed legislation directed at reducing "greenhouse gas emissions." It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our operations. However, future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Hazardous and Solid Waste

        Our operations are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the EPA as Conditionally Exempt Small Quantity Generators. Our terminals do not generate hazardous waste except on isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

Site Remediation

        The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, also known as the "Superfund" law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our operations we will generate wastes or handle substances that may fall within the definition of a "hazardous substance." CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies. We believe that we are in substantial compliance with the existing requirements of CERCLA.

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

        In connection with TransMontaigne Inc.'s acquisition of the Florida terminals, TransMontaigne Inc. agreed to assume responsibility for known environmental conditions at these terminals. TransMontaigne Inc. currently is undertaking, or evaluating the need for, remediation of subsurface hydrocarbon contamination at these Florida terminals.

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminals and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations. TransMontaigne Inc. currently estimates that the total cost for remediating the contamination at the Florida terminals to be between $3.2 million and $8.4 million. TransMontaigne Inc.'s activities are being administered by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of the majority of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total liability after state reimbursement is expected to be between $0.5 million and $1.6 million. TransMontaigne Inc.'s remediation liability for the Midwest terminals is estimated to be between $0.4 million and $0.7 million.

        Under the purchase agreement for the refined product terminal in Mobile, Alabama, TransMontaigne Inc. agreed to indemnify us through December 2008 against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006. At this time, TransMontaigne Inc. is not aware of any remediation liability for the Mobile, Alabama terminal.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us through December 2011 against certain potential environmental liabilities associated with the operation of the Brownsville and River facilities that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc.'s total remediation liability for the Brownsville and River facilities is estimated to be between $0.2 million and $1.4 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us through December 31, 2012, against certain potential environmental liabilities associated with the operation of the Southeast Terminals that occurred on or prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc.'s total remediation liability for the Southeast facilities is estimated to be between $1.6 million and $3.3 million.

Endangered Species Act

        The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Operational Hazards and Insurance

        Our terminal and pipeline facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties. In accordance with typical industry practice, we do not have any property insurance on the Razorback and Diamondback pipelines.

        The insurance covers all of our facilities in amounts that we consider to be reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities, including the potential loss of significant revenue. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The events of September 11, 2001, and their overall effect on the insurance industry have adversely impacted the availability and cost of coverage. Due to these events, insurers have excluded acts of terrorism and sabotage from our insurance policies.

        We share insurance policies, including our general liability and pollution policies, with TransMontaigne Inc. These policies contain caps on the insurer's maximum liability under the policy, and claims made by either of TransMontaigne Inc. or us are applied against the caps. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne Inc. against the policy cap.

Tariff Regulation

        The Razorback pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, is an interstate petroleum products pipeline, and the Diamondback pipelines, which runs between Brownsville, Texas and Matamoros, Mexico, is an international petroleum products pipeline, each of which are subject to regulation by the FERC, under the Interstate Commerce Act and Energy Policy Act of 1992 and rules and order promulgated under those statutes. FERC regulation requires that the rates of interstate and international pipelines, such as those of the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Rates of interstate and international pipeline companies are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods. In the alternative, interstate and international pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings or actual agreements between shippers and the oil pipeline company.

        The FERC generally has not investigated interstate and international rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be reduced. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing or actual agreements between shippers and us, we do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to prevent a pipeline company's ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

        On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. FERC's new policy was subsequently challenged before the D.C. Circuit and on May 29, 2007, the D.C. Circuit denied the petitions for review with respect to the income tax allowance issues. As the FERC continues to apply this policy in individual cases, the ultimate impact remains uncertain. If the FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost-of-service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may become more difficult for the Razorback and Diamondback pipelines to justify their rates if challenged in a protest or complaint.

Title to Properties

        The Razorback and Diamondback pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. We are currently in negotiations with individual landowners regarding several of the easements for the Diamondback pipelines in the United States and Mexico and are investigating the validity of a separate easement for the same pipelines in Mexico. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

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

        Our general partner believes that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by affiliates of TransMontaigne Inc. until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to transfer. We will make these filings and request these consents, the granting of which is subject to the discretion of the applicable governmental entity. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of our acquisition, our general partner believes that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of March 3, 2008, TransMontaigne Services Inc. had approximately 776 full-time employees, of whom 305 provide services directly to us. As of March 3, 2008, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

ITEM 1A.    RISK FACTORS

        Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this annual report in connection with any investment in our securities. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, we might not be able to continue to make distributions on our common units at current levels, or at all. As a result of any of these risks, the market value of our common units representing limited partnership interests could decline, and investors could lose all or a part of their investment.

Risks Inherent in Our Business

        Our acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow.

        Our business strategies include acquiring additional energy-related terminaling and transportation facilities and expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity or debt financings. Any equity or debt financing, if available at all, may not be on terms that are favorable to us. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our creditworthiness. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

        Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities and increased operating costs.

        Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

  •
  leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

  •
  extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common along the Gulf Coast;

  •
  explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors; and

  •
  acts of terrorism or vandalism.

        If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons. For example, we experienced a release of product at our Mt. Vernon, Missouri facility during 2007, which was caused by human error and did not involve any system malfunctions. The release resulted in approximately $0.5 million in unreimbursed environmental remediation costs and product losses. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

        We depend upon a relatively small number of customers for a substantial majority of our revenue. A substantial reduction of those revenue would have a material adverse effect on our financial condition and results of operations.

        We expect to derive a substantial majority of our revenue from a small number of significant customers for the foreseeable future. Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers' ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet its contractual commitments to us for any reason, then our revenue and cash flow would decline.

        The obligations of several of our key customers under their terminaling services agreements may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

        Our agreements with several of our significant customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer's obligations would be temporarily suspended with respect to that facility. In that case, a significant customer's minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be materially adversely affected.

        If one or more of our significant customers do not continue to engage us to provide services after the expiration of their current terminaling services agreements and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

        Our terminaling services agreements with our significant customers expire on various dates ranging from 2008 to 2016. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a significant customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required in order to attract substitute customers or provide alternative services. To the extent a significant customer does not extend or renew its terminaling services agreement, if we extend or renew the terminaling services agreement on less favorable terms or if we must incur substantial costs to attract substitute customers, our financial condition and results of operations could be adversely affected.

        We are exposed to the credit risks of Morgan Stanley Capital Group and TransMontaigne Inc. and our other significant customers, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

        Because of Morgan Stanley Capital Group's and TransMontaigne Inc.'s ownership interest in and control of us, the strong operational links between Morgan Stanley Capital Group and TransMontaigne Inc. and us and our reliance on Morgan Stanley Capital Group and TransMontaigne Inc. for a majority of our revenue, if one or more credit rating agencies were to view unfavorably the credit quality of Morgan Stanley Capital Group or TransMontaigne Inc., we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

        We are subject to risks of loss resulting from nonpayment or nonperformance by our other significant customers. Some of our significant customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our other significant customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar fees. These events could adversely affect our financial condition and results of operations.

        If we do not make acquisitions on economically acceptable terms, any future growth will be limited.

        Our ability to grow is dependent principally on our ability to make acquisitions that are attractive because they are expected to result in an increase in our quarterly distributions to unitholders. Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of product terminal and transportation facilities by large industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows.

        In addition, we may be unable to make attractive acquisitions for any of the following reasons, among others:

  •
  because we are outbid by competitors, some of which are substantially larger than us and have greater financial resources and lower costs of capital than we do;

  •
  because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, or acceptable terminaling services contracts with them or another customer; or

  •
  because we are unable to raise financing for such acquisitions on economically acceptable terms.

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

  •
  incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;

  •
  be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;

  •
  less effectively manage our historical assets, because of the diversion of management's attention; or

  •
  incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

        If any acquisitions we ultimately consummate result in one or more of these outcomes, our financial condition and results of operations may be adversely affected.

        Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule, and that the costs associated with the project may exceed our estimates or budgeted costs, which could adversely affect our financial condition and results of operations.

        The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

        A significant decrease in demand for products in the areas served by our terminals and pipeline would adversely affect our financial condition and results of operations.

        A sustained decrease in demand for products in the areas served by our terminals and pipeline could significantly reduce our revenue. Factors that could lead to a decrease in market demand include:

  •
  a recession or other adverse condition that results in lower spending by consumers on gasolines, distillates, and travel;

  •
  an increase in the market price of crude oil that leads to higher refined product prices;

  •
  higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products; and

  •
  a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise.

        Competition from other terminals and pipelines that are able to supply our significant customers with storage capacity at a lower price could adversely affect our financial condition and results of operations.

        We face competition from other terminals and pipelines that may be able to supply our significant customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

  •
  price competition from terminal and transportation companies, some of which are substantially larger than us and have greater financial resources and control substantially greater product storage capacity, than we do;

  •
  the perception that another company may provide better service; and

  •
  the availability of alternative supply points or supply points located closer to our customers' operations.

        If we are unable to compete with services offered by other enterprises, our financial condition and results of operations would be adversely affected.

        Because of our lack of asset diversification, adverse developments in our terminals or pipeline operations could adversely affect our revenue and cash flows.

        We rely exclusively on the revenue generated from our terminals and pipeline operations. Because of our lack of diversification in asset type, an adverse development in these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

        Our operations are subject to governmental laws and regulations relating to the protection of the environment that may expose us to significant costs and liabilities.

        Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from more strict pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. Furthermore, our failure to comply with environmental or safety related laws and regulations could result also in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.

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

        We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition. In accordance with typical industry practice, we do not have any property insurance on the Razorback and Diamondback pipelines.

        We share insurance policies, including our general liability and pollution policies, with TransMontaigne Inc. These policies contain caps on the insurer's maximum liability under the policy, and claims made by either of TransMontaigne Inc. or us are applied against the caps. In the event we reach the cap, we would seek to acquire additional insurance in the marketplace; however, we can provide no assurance that such insurance would be available or if available, at a reasonable cost. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne Inc. against the policy cap.

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

        Our senior secured credit facility also contains covenants limiting our ability to make distributions to unitholders in certain circumstances. In addition, our senior secured credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our senior secured credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any future breach of any of these covenants or our failure to meet any of these ratios or conditions could result in a default under the terms of our senior secured credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

        Many of our storage tanks and portions of our pipeline system have been in service for several decades that could result in increased maintenance or remediation expenditures, which could adversely affect our results of operations and our ability to pay cash distributions.

        Our pipeline and storage assets are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our results of operations, financial position and cash flows, as well as our ability to pay cash distributions.

Risks Inherent in an Investment in Us

        We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution to our unitholders following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the level of consumption of products in the markets in which we operate;

  •
  the prices we obtain for our services;

  •
  the level of our operating costs, including payments to our general partner; and

  •
  prevailing economic conditions.

        Additionally, the actual amount of cash we have available for distribution to our unitholders depends on other factors such as:

  •
  the level of capital expenditures we make;

  •
  the restrictions contained in our debt instruments and our debt service requirements;

  •
  fluctuations in our working capital needs; and

  •
  the amount, if any, of reserves, including reserves for future capital expenditures and other matters, established by our general partner in its discretion.

        The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions to our unitholders during periods when we incur net losses and may not make cash distributions to our unitholders during periods when we generate net earnings.

        TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. and Morgan Stanley Capital Group have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment.

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, unitholders have limited ability to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 26.7% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any common and subordinated units owned by our general partner and its affiliates but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

        One of our general partner's directors, and all of its executive officers, are affiliated with TransMontaigne Inc. and one of our general partner's directors is affiliated with Morgan Stanley Capital Group. Therefore, conflicts of interest may arise between TransMontaigne Inc. and its affiliates, including Morgan Stanley Capital Group and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

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

  •
  Morgan Stanley Capital Group, TransMontaigne Inc. and their affiliates may engage in competition with us under certain circumstances.

  •
  Neither our partnership agreement nor any other agreement requires TransMontaigne Inc. or Morgan Stanley Capital Group to pursue a business strategy that favors us. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. TransMontaigne Inc.'s and Morgan Stanley Capital Group's respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests or the interests of our other customers.

  •
  Our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne Inc. and Morgan Stanley Capital Group, in resolving conflicts of interest. Specifically, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.

  •
  Officers of TransMontaigne Inc. who provide services to us also devote significant time to the businesses of TransMontaigne Inc., and are compensated by TransMontaigne Inc. for the services rendered to it.

  •
  Our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. Our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed that the decision was in the best interests of our partnership.

  •
  Our general partner determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders.

  •
  Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. That determination can affect the amount of cash that is distributed to our unitholders.

  •
  Our general partner may use an amount, equal to $25.9 million as of December 31, 2007, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions, $7.6 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their subordinated units, general partner interest and incentive distribution rights.

  •
  Our general partner determines which out-of-pocket costs incurred by TransMontaigne Inc. are reimbursable by us.

  •
  Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

  •
  Our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

  •
  Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units.

  •
  Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreements with TransMontaigne Inc. and Morgan Stanley Capital Group.

  •
  Our general partner decides whether to retain separate counsel, accountants, or others to perform services on our behalf.

        Cost reimbursements, which will be determined by our general partner, and fees due our general partner and its affiliates for services provided are and will continue to be substantial and will reduce our cash available for distribution to unitholders.

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2007, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $7.0 million, an additional insurance reimbursement of approximately $1.7 million and $1.1 million as reimbursement for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. In connection with our acquisition of the Southeast facilities on December 31, 2007, the administrative fee was increased to approximately $10.0 million and the insurance reimbursement was increased to approximately $2.9 million for 2008. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

        The control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. If TransMontaigne Inc. ceases to control our general partner, our exclusive option to negotiate for the purchase of the Pensacola terminal from TransMontaigne Inc. under the omnibus agreement would terminate. The termination of such option could adversely impact our ability to grow through the acquisition of this terminal, which could have an adverse effect on our operations. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their respective limited liability company interests in our general partner to a third party. The new members of our general partner then would be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

Tax Risks

        Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

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

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under recently enacted legislation, we are subject to a new entity level tax payable in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2007, we recognized a liability of approximately $115,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

        If the IRS were to successfully challenge our use of a calendar taxable year for federal income tax purposes, the challenge may result in adjustments to the federal income tax liability of our unitholders, and the imposition of tax penalties on us and we may have difficulty providing our unitholders with all of the information necessary to timely file their federal income tax returns. As a result, the market for our common units may be adversely affected and our relations with our unitholders could suffer.

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

        There are significant factual and legal uncertainties in applying these rules to us because:

  •
  until 2008 our general partner and its affiliates have not used the calendar year as their taxable year;

  •
  we have limited information as to the taxable years of the holders of our common units; and

  •
  the regulations prescribing the time and manner for determining the interest of a partner in our profits are susceptible to multiple interpretations.

        Our initial taxable year ended on June 30, 2005, because our general partner and its affiliates, who used a June 30 taxable year at the time we were organized, initially owned all of the interests in our profits and capital. We have taken the position that we were required to change our taxable year to the calendar year as of July 1, 2005, on the basis that the calendar year was our "majority interest taxable year" due to public ownership of our common units by calendar year taxpayers. In view of the factual and legal uncertainties regarding the taxable year that we are required to use, our position that we are required to use the calendar year as our taxable year is also based in part upon the fact that the calendar year is (i) the simplest and most administrable taxable year for a publicly traded partnership, (ii) to our knowledge, the taxable year used by all other publicly traded partnerships and (iii) the default taxable year originally provided by the Internal Revenue Code for partnerships in certain other circumstances. Based upon that position, we used the calendar year as our taxable year for 2006 and 2007. The IRS, however, could disagree with the position we have taken.

        If we are required to change our taxable year to a year other than the calendar year, we may have difficulty providing certain unitholders with information about our income, gain, loss and deduction for our taxable year in a manner that allows those unitholders to timely file their federal income tax returns for the years in which they are required to include their share of our income, gain, loss and deduction. In addition, if we are required to change our taxable year as a result of an IRS challenge of our use of the calendar year for a taxable year as to which we and our unitholders have already filed a federal income tax return, the change may result in an adjustment to a unitholder's federal income tax liability and we could be subject to penalties. In that event, our relations with our unitholders could suffer. Moreover, if we were not allowed to use a calendar year end for tax purposes, many existing and potential unitholders that have a calendar tax year may not be willing to purchase our units, which could adversely affect the market price of our units and limit our ability to raise capital through public or private offerings of our units in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 3.    LEGAL PROCEEDINGS

        TransMontaigne Inc. has agreed to indemnify us for any losses we may suffer as a result of legal claims for actions that occurred prior to the closing of our initial public offering on May 27, 2005.

        We currently are not a party to any material litigation. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are a beneficiary of various insurance policies TransMontaigne Inc. maintains with insurers in amounts and with coverage and deductibles that our general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that the levels of insurance will be available in the future at economical prices.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the period covered by this annual report.

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On March 3, 2008, there were approximately 18 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit closing prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2006 through March 31, 2006	$24.85	$29.65
April 1, 2006 through June 30, 2006	$28.55	$33.15
July 1, 2006 through September 30, 2006	$29.07	$31.77
October 1, 2006 through December 31, 2006	$28.82	$31.62
January 1, 2007 through March 31, 2007	$30.12	$37.26
April 1, 2007 through June 30, 2007	$34.20	$38.47
July 1, 2007 through September 30, 2007	$27.75	$36.75
October 1, 2007 through December 31, 2007	$26.76	$34.50

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2006 through March 31, 2006	$0.43
April 1, 2006 through June 30, 2006	$0.43
July 1, 2006 through September 30, 2006	$0.43
October 1, 2006 through December 31, 2006	$0.43
January 1, 2007 through March 31, 2007	$0.47
April 1, 2007 through June 30, 2007	$0.50
July 1, 2007 through September 30, 2007	$0.50
October 1, 2007 through December 31, 2007	$0.52

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

        The terms of our senior secured credit facility may limit our ability to distribute cash under certain circumstances as discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report.

Distributions of Available Cash During the Subordination Period

        During the subordination period, common units are entitled to receive distributions from operating surplus of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. At December 31, 2007, there were 9,122,300 common units issued and outstanding. At December 31, 2007, the amounts of available cash from operating surplus needed to pay the minimum quarterly distribution for one quarter and for four quarters on the common units, the subordinated units, and the general partner units were approximately:

	One Quarter	Four Quarters
	(in thousands)
Common units and related distribution on general partner units	$3,723	$14,894
Subordinated units and related distribution on general partner units	1,356	5,424

Total	$5,079	$20,318

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

        The subordination period will extend until the first day of any quarter beginning after June 30, 2010 that each of the following are met:

  •
  distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and general partner unit equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted operating surplus" generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the general partner units during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        In addition, if the unitholders remove our general partner other than for cause and units held by our general partner and its affiliates are not voted in favor of such removal:

  •
  the subordination period will end and each subordinated unit will immediately convert into one common unit;

  •
  any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

  •
  our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

Distributions of Available Cash After the Subordination Period

        At December 31, 2007, there were 3,322,266 subordinated units issued and outstanding. The subordination period generally will not end until June 30, 2010. However, a portion of the subordinated units may be converted into common units at an earlier date on a one-for-one basis based on the achievement of certain financial goals described under "—Early Conversion of Subordinated Units" below.

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

        Early Conversion of Subordinated Units.    Before the end of the subordination period, a portion of the subordinated units may convert into common units on a one-for-one basis immediately after the distribution of available cash to partners in respect of any quarter ending on or after:

  •
  June 30, 2008 with respect to 25% of the subordinated units; and

  •
  June 30, 2009 with respect to an additional 25% of the subordinated units.

        The early conversions will occur if, at the end of the applicable quarter, each of the three tests described above for terminating the subordination period are met. However, the early conversion of the second 25% of the subordinated units may not occur until at least one year following the early conversion of the first 25% of the subordinated units.

        In addition to the early conversion of subordinated units described above, 25% of the subordinated units may convert into common units on a one-for-one basis prior to the end of the subordination period if at the end of a quarter ending on or after June 30, 2008 each of the following occurs:

  •
  distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and general partner unit equaled or exceeded $2.00 (125% of the annualized minimum quarterly distribution) for each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted operating surplus" generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of a distribution of $2.00 (125% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units on a fully diluted basis and the general partner units during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        This additional early conversion is a one time occurrence.

        Finally, 25% of the subordinated units may convert into common units on a one-for-one basis prior to the end of the subordination period if at the end of a quarter ending on or after June 30, 2009 each of the following occurs:

  •
  distributions of available cash from operating surplus on each outstanding common unit and subordinated unit and general partner unit equaled or exceeded $2.24 (140% of the annualized minimum quarterly distribution) for each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted operating surplus" generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of a distribution of $2.24 (140% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units on a fully diluted basis and the general partner units during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        This additional early conversion is a one time occurrence.

        For example, if we earn and pay at least $1.60 on each outstanding unit and general partner unit for each of the three four-quarter periods ending June 30, 2008, and if we earn and pay at least $2.00 on each outstanding unit and general partner unit for each of the two four-quarter periods ending June 30, 2008, 50% of the subordinated units will convert into common units with respect to the quarter ending June 30, 2008. If we then earn and pay at least $1.60 on each outstanding unit and general partner unit for each of the three consecutive four-quarter periods ending June 30, 2009, and if we earn and pay at least $2.00 on each outstanding unit and general partner unit for each of the two four-quarter periods ending June 30, 2009, the remaining 50% of the subordinated units will convert into common units.

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

        The following table illustrates the percentage allocations of the additional available cash from operating surplus between the unitholders and our general partner up to the various target distribution levels. The amounts set forth under "Marginal percentage interest in distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total per unit quarterly distribution," until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume our general partner has contributed any additional capital to maintain its 2% general partner interest and has not transferred its incentive distribution rights.

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

Common Unit Repurchases for the quarter ended December 31, 2007

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2007.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units that May Yet Be Purchased Under the Plans or Programs
October	280	$32.21	280	8,880
November	280	$29.96	280	8,600
December	280	$31.07	280	8,320

	840	$31.08	840

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. long-term incentive plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. During the three months ended December 31, 2007, we repurchased 840 common units with approximately $26,100 of aggregate market value for this purpose. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. long-term incentive plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for each of the years in the three-year period ended June 30, 2005, has been derived from our consolidated financial statements. We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005; we previously maintained a June 30 year end. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

			Six Months Ended December 31, 2005(2)(3)	Years ended June 30,
	Year ended December 31, 2007(5)(6)	Year ended December 31, 2006(4)(5)
				2005	2004	2003(1)
	(dollars in thousands)
Statement of Operations Data:
Revenue	$131,651	$71,669	$22,908	$36,093	$34,437	$17,175
Direct operating costs and expenses	(60,686)	(32,508)	(7,896)	(15,175)	(14,231)	(6,006)
Direct general and administrative expenses	(2,991)	(6,453)	(1,267)	(79)	—	—
Allocated general and administrative expenses	(9,901)	(5,431)	(1,588)	(2,800)	(3,300)	(2,500)
Allocated insurance	(2,837)	(1,525)	(500)	(1,000)	(900)	(500)
Reimbursement of bonus awards	(1,125)	—	—	—	—	—
Depreciation and amortization	(21,432)	(11,750)	(3,461)	(6,154)	(5,903)	(3,588)
Gain on disposition of assets, net	—	—	—	—	6	—

Operating income	32,679	14,002	8,196	10,885	10,109	4,581
Other income (expense):
Interest income	214	37	4	—	6	—
Interest expense	(6,515)	(3,356)	(969)	(167)	—	—
Amortization of deferred financing costs	(1,236)	(810)	(92)	(15)	—	—

Net earnings	$25,142	$9,873	$7,139	$10,703	$10,115	$4,581

Other Financial Data:
Net cash provided by operating activities	$56,406	$25,251	$7,833	$18,517	$16,532	$8,469
Net cash (used) by investing activities	$(155,550)	$(163,797)	$(3,042)	$(3,686)	$(3,256)	$(95,949)
Net cash provided (used) by financing activities	$97,286	$141,310	$(4,334)	$(14,592)	$(13,292)	$87,448
Balance Sheet Data:
Property, plant and equipment, net	$417,827	$401,613	$125,884	$116,281	$118,012	$120,153
Total assets	$460,818	$441,684	$131,036	$119,573	$120,886	$123,806
Long-term debt	$132,000	$189,621	$28,000	$28,307	$—	$—
Equity	$312,830	$245,331	$100,013	$87,425	$118,657	$121,834

(1)
The consolidated financial statements include the results of operations of the Coastal Fuels assets from the closing date of their acquisition by TransMontaigne Inc. (February 28, 2003). See Note 3 of Notes to consolidated financial statements.

(2)
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

(5)
The consolidated financial statements include the results of operations of the Southeast terminal facilities from the closing date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc. (September 1, 2006). See Note 3 of Notes to consolidated financial statements.

(6)
The consolidated financial statements include the results of operations of the Mexican LPG operations from the closing date of our acquisition (December 31, 2007). See Note 3 of Notes to consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2007, our operations are composed of:

  •
  seven refined product terminals located in Florida, with an aggregate active storage capacity of approximately 6.0 million barrels, that provide integrated terminaling services to Morgan Stanley Capital Group Inc., other distribution and marketing companies and the United States government;

  •
  one refined product terminal located in Mobile, Alabama with aggregate active storage capacity of approximately 223,000 barrels that provides integrated terminaling services to TransMontaigne Inc. and other distribution and marketing companies;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback Pipeline, that currently transports gasolines and distillates for Morgan Stanley Capital Group Inc. from Mt. Vernon, Missouri to Rogers, Arkansas;

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate active storage capacity of approximately 404,000 barrels, that are connected to the Razorback Pipeline and provide integrated terminaling services to Morgan Stanley Capital Group Inc.;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 157,000 barrels, that provides integrated terminaling services to a major oil company;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 2.1 million barrels that provides integrated terminaling services to TransMontaigne Inc., Morgan Stanley Capital Group Inc., Valero, PMI Trading Ltd. and other distribution and marketing companies; and

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.8 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies.

  •
  twenty two refined product terminals located along the Colonial and Plantation Pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 9.0 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group Inc. and the United States government.

        We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products including TransMontaigne Inc. and Morgan Stanley Capital Group Inc. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt.

        We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from certain of our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipeline is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipeline. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipeline is not material.

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 58%, 60%, 70% and 64% of our revenue for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, East Coast and Midwest regions. TransMontaigne Inc. also provides supply chain management services to various customers throughout the United States. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading both physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. TransMontaigne Inc. and Morgan Stanley Capital Group currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc. and Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from TransMontaigne Inc. and Morgan Stanley Capital Group for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. purchased all of the issued and outstanding capital stock of TransMontaigne Inc. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest, a 2% general partner interest and the incentive distribution rights.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2007

        On January 19, 2007, we announced a distribution of $0.43 per unit for the period from October 1, 2006 through December 31, 2006, payable on February 7, 2007 to unitholders of record on January 31, 2007.

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

        On May 7, 2007, we announced a program for the repurchase, from time to time, of outstanding common units of the Partnership for purposes of making subsequent grants of restricted units under the Partnership's Long-Term Incentive Plan to non-executive directors of our general partner. As of December 31, 2007, we have repurchased 1,680 common units pursuant to the program.

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately $30.3 million for the contract year ending May 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter.

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering were approximately $179.9 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.6 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

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

        On September 18, 2007, we signed a binding letter of intent with Rio Vista Energy Partners L.P. ("Rio Vista") to acquire Rio Vista's LPG terminal facility in Matamoras, Mexico; two pipelines, together with associated rights of way and easements, which run from Brownsville, Texas to Matamoras, Mexico; and a permit to distribute liquefied petroleum gas to Mexico's state-owned petroleum company. On December 31, 2007, we closed on the Rio Vista acquisition for a cash payment of approximately $9.0 million.

        On October 19, 2007, we announced a distribution of $0.50 per unit for the period from July 1, 2007 through September 30, 2007, payable on November 6, 2007 to unitholders of record on October 31, 2007.

        On December 31, 2007, we acquired from TransMontaigne Inc. the Southeast terminals for a cash payment of approximately $118.6 million. We financed the acquisition through additional borrowings under our amended and restated senior secured credit facility. In connection with the acquisition of the Southeast terminals, we entered into a terminaling services agreement with Morgan Stanley Capital Group. The terminaling services agreement commences on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately

$31.6 million for the contract year ending December 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter.

SUBSEQUENT EVENTS

        On January 7, 2008, we announced changes to the board of directors and senior management team of TransMontaigne GP L.L.C., our general partner. The following officer appointments became effective January 1, 2008: Gregory J. Pound as President and Chief Operating Officer of our general partner and operating subsidiaries; Frederick W. Boutin as Chief Financial Officer of our general partner and operating subsidiaries; and Deborah A. Davis as Chief Accounting Officer of our general partner and operating subsidiaries. Randall J. Larson will continue to serve as Chief Executive Officer of our general partner and operating subsidiaries. Also effective January 1, 2008, William S. Dickey resigned as Executive Vice President, Chief Operating Officer and member of the board of directors of the general partner.

        On January 18, 2008, we announced a distribution of $0.52 per unit for the period from September 1, 2007 through December 31, 2007, payable on February 5, 2008 to unitholders of record on January 31, 2008.

        At the March 5, 2008 meeting of the board of directors of our general partner, Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler resigned as members of the board of directors, all to be effective March 17, 2008. In connection with their respective resignations, Messrs. Anderson, Shaffer and Utsler did not indicate that there were any disagreements between any of them and us or members of the board of directors of our general partner regarding our operations, policies or procedures. These changes were requested by representatives of Morgan Stanley Capital Group Inc. who serve on the board of directors of TransMontaigne Inc., which is the indirect owner of our general partner. To fill the resulting vacancies, the following individuals were appointed to the board of directors of our general partner, effective March 17, 2008: Duke R. Ligon as an independent director and Olav Refvik and Stephen R. Munger as affiliated directors. Mr. Munger was also appointed to serve as Chairman of the board of directors of our general partner. Based upon these appointments, and the anticipated appointment of a new independent director to fill the vacancy created by the resignation of William S. Dickey as a director of our general partner effective January 1, 2008, the board of directors of our general partner will be comprised of seven directors, three of who are affiliated directors and four of who are independent directors.

NATURE OF REVENUE AND EXPENSES

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge, our other sources of revenue and our direct operating costs and expenses are described below.

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

        Management Fees and Reimbursed Costs.    We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of its proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs.

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

        Allowance for Doubtful Accounts.    At December 31, 2007, our allowance for doubtful accounts was approximately $150,000. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future.

        Accrued Environmental Obligations.    At December 31, 2007, we have an accrued liability of approximately $1.1 million as our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. Pursuant to the omnibus agreement and subsequent facilities purchase agreements with TransMontaigne Inc., TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne Inc., up to a maximum liability (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $2.5 million for the Mobile, Alabama terminal acquired on January 1, 2006, not to exceed $15.0 million for the Brownsville and River terminals acquired on December 29, 2006, and not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007) for these indemnification obligations (see Note 2 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2007 AND 2006, SIX MONTHS ENDED DECEMBER 31, 2005 AND YEAR ENDED JUNE 30, 2005

        In reviewing our historical results of operations, you should be aware that the accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline transportation operations prior to their acquisition by us from TransMontaigne Inc. The results of operations of TransMontaigne Inc.'s terminals and pipelines prior to being acquired by us are reflected in the accompanying consolidated financial statements as being attributable to TransMontaigne Inc. ("Predecessor"). The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals") and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million. On December 31, 2007, we acquired from TransMontaigne Inc. 22 terminals along the Colonial and Plantation pipelines (the "Southeast terminals") for a cash payment of approximately $118.6 million. The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006. On February 28, 2003, TransMontaigne Inc. purchased the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation. On August 1, 2005, TransMontaigne Inc. purchased the Mobile terminal operations from Radcliff/Economy Marine Services, Inc.

        The historical results of operations reflect the impact of the following acquisitions:

  •
  the purchase of the Southeast terminals by Morgan Stanley Capital Group, completed in September 2006 when it acquired TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2007;

  •
  the purchase of the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility by Morgan Stanley Capital Group, completed in September 2006 when it acquired

    TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2006;

  •
  the acquisition of the Oklahoma City terminal by us, completed in October 2005;

  •
  the purchase of the Mobile, Alabama terminal by TransMontaigne Inc., completed in August 2005, and subsequent acquisition by us from TransMontaigne Inc. in January 2006; and

  •
  the purchase of five Florida terminals by TransMontaigne Inc., completed in February 2003, and subsequent acquisition by us from TransMontaigne Inc. in May 2005.

        Selected results of operations data for each of the quarters in the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005, are summarized below (in thousands):

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year ended December 31, 2007
Revenue	$32,700	$32,204	$31,921	$34,826	$131,651
Direct operating costs and expenses	(13,945)	(15,262)	(14,413)	(17,066)	(60,686)
Direct general and administrative expenses	(894)	(461)	(288)	(1,348)	(2,991)
Allocated general and administrative expenses	(2,456)	(2,467)	(2,489)	(2,489)	(9,901)
Allocated insurance expense	(717)	(717)	(717)	(686)	(2,837)
Reimbursement of bonus awards	—	(375)	(375)	(375)	(1,125)
Depreciation and amortization	(4,965)	(5,430)	(5,481)	(5,556)	(21,432)

Operating income	9,723	7,492	8,158	7,306	32,679
Other expense, net	(3,911)	(3,279)	(242)	(105)	(7,537)

Net earnings	$5,812	$4,213	$7,916	$7,201	$25,142

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year ended December 31, 2006
Revenue	$12,090	$11,563	$17,433	$30,583	$71,669
Direct operating costs and expenses	(4,527)	(5,647)	(7,665)	(14,669)	(32,508)
Direct general and administrative expenses	(1,100)	(672)	(3,761)	(920)	(6,453)
Allocated general and administrative expenses	(812)	(822)	(1,370)	(2,427)	(5,431)
Allocated insurance expense	(250)	(250)	(383)	(642)	(1,525)
Depreciation and amortization	(1,942)	(1,790)	(2,887)	(5,131)	(11,750)

Operating income	3,459	2,382	1,367	6,794	14,002
Other expense, net	(740)	(845)	(937)	(1,607)	(4,129)

Net earnings	$2,719	$1,537	$430	$5,187	$9,873

	Three months ended
			Six months ended December 31, 2005
	September 30, 2005	December 31, 2005
Revenue	$10,967	$11,941	$22,908
Direct operating costs and expenses	(3,791)	(4,105)	(7,896)
Direct general and administrative expenses	(595)	(672)	(1,267)
Allocated general and administrative expenses	(775)	(813)	(1,588)
Allocated insurance expense	(250)	(250)	(500)
Depreciation and amortization	(1,674)	(1,787)	(3,461)

Operating income	3,882	4,314	8,196
Other expense, net	(509)	(548)	(1,057)

Net earnings	$3,373	$3,766	$7,139

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Year ended June 30, 2005
Revenue	$8,392	$8,300	$9,714	$9,687	$36,093
Direct operating costs and expenses	(3,920)	(3,820)	(3,879)	(3,556)	(15,175)
Direct general and administrative expenses	—	—	—	(79)	(79)
Allocated general and administrative expenses	(700)	(700)	(700)	(700)	(2,800)
Allocated insurance expense	(250)	(250)	(263)	(237)	(1,000)
Depreciation and amortization	(1,537)	(1,507)	(1,509)	(1,601)	(6,154)

Operating income	1,985	2,023	3,363	3,514	10,885
Other expense, net	—	—	—	(182)	(182)

Net earnings	$1,985	$2,023	$3,363	$3,332	$10,703

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Throughput and additive injection fees, net	$75,005	$36,659	$12,004	$5,374	$11,893
Terminaling storage fees	34,901	18,946	5,270	9,015	18,014

	109,906	55,605	17,274	14,389	29,907
Pipeline transportation fees	1,996	2,449	1,226	1,098	2,242
Management fees and reimbursed costs	1,724	1,521	634	64	221
Other	18,025	12,094	3,774	1,141	3,723

Revenue	$131,651	$71,669	$22,908	$16,692	$36,093

        The revenue of our business segments was as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$44,669	$40,037	$19,773	$14,583	$31,600
Midwest terminals and pipeline system	5,797	6,783	3,135	2,109	4,493
Brownsville terminal (since September 1, 2006)	15,672	4,248	—	—	—
River terminals (since September 1, 2006)	19,511	5,717	—	—	—
Southeast terminals (since September 1, 2006)	46,002	14,884	—	—	—

Revenue	$131,651	$71,669	$22,908	$16,692	$36,093

        On August 1, 2005, TransMontaigne Inc. acquired the Mobile terminal. The Mobile terminal is included in the results of operations of our Gulf Coast terminals business segment from the date of acquisition by TransMontaigne Inc. For the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005, the Mobile terminal contributed approximately $2.5 million, $3.7 million and $1.4 million, respectively, in revenue.

        Effective October 31, 2005, we acquired the Oklahoma City terminal. The Oklahoma City terminal is included in the results of operations of our Midwest terminals and pipeline system business segment from the date of acquisition. For the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005, the Oklahoma City terminal contributed approximately $0.9 million, $1.1 million and $0.2 million, respectively, in revenue.

        Effective December 29, 2006, we acquired the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility from TransMontaigne Inc. The Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        Effective December 31, 2007, we acquired the Southeast terminals from TransMontaigne Inc. The Southeast terminals are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        Throughput and Additive Injection Fees, Net.    We earn throughput fees for each barrel of product that is distributed at our terminals by certain of our customers. Terminal throughput fees are based on the volume of product distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide additive injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals. The throughput and additive injection fees, net by business segments were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$28,683	$21,523	$10,807	$4,497	$10,077
Midwest terminals and pipeline system	2,976	3,027	1,197	877	1,816
Brownsville terminal (since September 1, 2006)	6,590	1,351	—	—	—
River terminals (since September 1, 2006)	3,891	1,221	—	—	—
Southeast terminals (since September 1, 2006)	32,865	9,537	—	—	—

Throughput and additive injection fees, net	$75,005	$36,659	$12,004	$5,374	$11,893

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. The amendment eliminated the retention by us of a loss allowance on product receipts at our Florida terminals and the collection by us of a management fee for managing and operating on behalf of TransMontaigne Inc. certain tank capacity owned by a utility. In exchange, the amendment provides for an increase in throughput fees charged on light and heavy oil volumes at our Florida terminals. Effective January 1, 2007, we amended our Terminal Services Agreement with TransMontaigne Inc. to include a minimum monthly throughput fee associated with certain tank capacity at our Florida terminals. Effective April 1, 2007, we entered into a Terminaling Services Agreement with TransMontaigne Inc. for additional tank capacity at our Florida terminals. Effective June 1, 2007, we entered into a Terminaling Services Agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals.

        The cumulative effect of the changes to these Terminaling Services Agreements resulted in approximately $6.9 million of additional throughput and additive injection fees, net for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

        Effective June 1, 2005, we converted the fees charged on heavy oil volumes included in our Terminaling Services Agreement with TransMontaigne Inc. at our Gulf Coast terminals from a storage agreement to a throughput agreement. The throughput fees charged on heavy oil volumes were approximately $9.8 million for the year ended December 31, 2007, $6.4 million for the year ended December 31, 2006, $3.9 million for the six months ended December 31, 2005, and $0.8 million for the one month ended June 30, 2005.

        Included in throughput and additive injection fees, net for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005 are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $60.1 million, $30.6 million, $11.5 million, and $11.8 million, respectively.

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

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$9,872	$10,786	$5,270	$9,015	$18,014
Midwest terminals and pipeline system	—	—	—	—	—
Brownsville terminal (since September 1, 2006)	5,209	1,967	—	—	—
River terminals (since September 1, 2006)	15,051	4,315	—	—	—
Southeast terminals (since September 1, 2006)	4,769	1,878	—	—	—

Terminaling storage fees	$34,901	$18,946	$5,270	$9,015	$18,014

        Effective April 1, 2007, certain Florida terminal storage agreements with third party customers expired, resulting in a decline of approximately $1.9 million in terminaling storage fees for the year ended December 31, 2007. Upon expiration of these agreements, we granted TransMontaigne Inc. (and subsequently Morgan Stanley Capital Group) the right to throughput additional products utilizing that tank capacity pursuant to their Terminaling Services Agreement.

        Included in terminaling storage fees for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005 are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $3.1 million, $0.6 million, $nil, and $8.4 million, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline. Included in pipeline transportation fees for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $2.0 million, $2.4 million, $1.2 million, and $2.2 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at one of our Florida terminals and receive a reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of their proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. From May 27, 2005 through August 31, 2006, we managed and operated on behalf of TransMontaigne Inc. certain tank capacity owned by a utility and received a management fee from TransMontaigne Inc. Effective September 1, 2006, our agreement with TransMontaigne Inc. to manage and operate the utility's tank capacity was terminated. For the year ended December 31, 2006, we recognized management fees of approximately $756,000 for managing and operating certain tank capacity on behalf of TransMontaigne Inc. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$165	$954	$634	$64	$221
Midwest terminals and pipeline system	—	—	—	—	—
Brownsville terminal (since September 1, 2006)	1,171	365	—	—	—
River terminals (since September 1, 2006)	—	—	—	—	—
Southeast terminals (since September 1, 2006)	388	202	—	—	—

Management fees and reimbursed costs	$1,724	$1,521	$634	$64	$221

        Included in management fees and reimbursed costs for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, are fees charged to TransMontaigne Inc. of approximately $nil, $0.8 million, $0.6 million, and $0.1 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. We also recognize gains from the sale of product to our affiliates resulting from the excess of product deposited by certain of our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. The other revenue by business segments were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$5,949	$6,774	$3,062	$1,007	$3,288
Midwest terminals and pipeline system	825	1,307	712	134	435
Brownsville terminal (since September 1, 2006)	2,702	565	—	—	—
River terminals (since September 1, 2006)	569	181	—	—	—
Southeast terminals (since September 1, 2006)	7,980	3,267	—	—	—

Other revenue	$18,025	$12,094	$3,774	$1,141	$3,723

        Effective September 1, 2006, we amended our Terminaling Services Agreement with TransMontaigne Inc. to eliminate the retention by us of a loss allowance on product receipts at our Florida terminals. We continue to retain a loss allowance on product receipts at our Mobile and Oklahoma City terminals. The value of product retained under loss allowance provisions in our terminaling services agreement with customers was approximately $1.1 million, $3.3 million, $1.7 million, and $nil for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, respectively.

        Included in other revenue for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, are product gains, including product retained under loss allowance provisions in our terminaling services agreements with customers, of approximately $10.5 million, $8.7 million, $3.3 million, and $1.4 million, respectively.

        We charge fees to our customers for heating certain products stored at our terminals. Included in other revenue for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, are fees charged for the recovery of utility costs to heat certain products stored at our terminals of approximately $4.4 million, $2.5 million, $0.3 million, and $1.8 million, respectively.

        Included in other revenue for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and for the year ended June 30, 2005, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $11.8 million, $8.7 million, $2.8 million, and $0.6 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Wages and employee benefits	$18,189	$9,330	$2,700	$2,532	$4,975
Utilities and communication charges	7,290	4,169	1,047	1,187	2,507
Repairs and maintenance	22,116	11,560	1,748	2,106	3,413
Office, rentals and property taxes	5,989	3,318	1,187	1,042	2,138
Vehicles and fuel costs	2,575	2,042	794	494	1,102
Environmental compliance costs	3,754	2,308	317	225	489
Other	824	669	103	154	551
Less—property and environmental insurance recoveries	(51)	(888)	—	—	—

Direct operating costs and expenses	$60,686	$32,508	$7,896	$7,740	$15,175

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Gulf Coast terminals	$18,711	$19,123	$7,123	$7,058	$14,014
Midwest terminals and pipeline system	2,519	2,117	773	682	1,161
Brownsville terminal (since September 1, 2006)	9,039	2,586	—	—	—
River terminals (since September 1, 2006)	6,716	2,365	—	—	—
Southeast terminals (since September 1, 2006)	23,701	6,317	—	—	—

Direct operating costs and expenses	$60,686	$32,508	$7,896	$7,740	$15,175

        On August 1, 2005, TransMontaigne Inc. acquired the Mobile terminal. The Mobile terminal is included in the results of operations of our Gulf Coast terminals business segment from the date of acquisition by TransMontaigne Inc. For the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005, the Mobile terminal contributed approximately $1.2 million, $1.3 million and $0.5 million, respectively, in direct operating costs and expenses.

        Effective October 31, 2005, we acquired the Oklahoma City terminal. The Oklahoma City terminal is included in the results of operations of our Midwest terminals and pipeline system business segment from the date of acquisition. For the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005, the Oklahoma City terminal contributed approximately $0.6 million, $0.4 million and $33,000, respectively, in direct operating costs and expenses.

        Effective December 29, 2006, we acquired the Brownsville terminal, River terminals and the Baton Rouge, Louisiana dock facility from TransMontaigne Inc. The Brownsville terminal, River terminals and Baton Rouge, Louisiana dock facility are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

        Effective December 31, 2007, we acquired the Southeast terminals from TransMontaigne Inc. The Southeast terminals are included in our results of operations from September 1, 2006, the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.

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

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
Accounting and tax expenses	$1,268	$1,099	$478	$—	$—
Legal expenses	1,054	631	296	—	—
Independent director fees and investor relations expenses	322	291	60	—	10
Amortization of deferred equity-based compensation	66	610	323	—	48
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—
Provision for potentially uncollectible accounts receivable	83	75	—	—	—
Other	198	489	110	—	21

Direct general and administrative expenses	$2,991	$6,453	$1,267	$—	$79

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $9.9 million for the year ended December 31, 2007, $5.4 million for the year ended December 31, 2006, $1.6 million for the six months ended December 31, 2005, $1.4 million for the six months ended December 31, 2004, and $2.8 million for the year ended June 30, 2005. For the year ended December 31, 2007, allocated general and administrative expenses include approximately $2.9 million related to the Southeast terminals. For the year ended December 31, 2006, allocated general and administrative expenses include approximately $1.2 million related to the Brownsville and River terminals and $0.9 million related to the Southeast terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $2.8 million for the year ended December 31, 2007, $1.5 million for the year ended December 31, 2006, $0.5 million for the six months ended December 31, 2005, $0.5 million for the six months ended December 31, 2004, and $1.0 million for the year ended June 30, 2005. For the year ended December 31, 2007, allocated insurance expense includes approximately $1.2 million related to the Southeast terminals. For the year ended December 31, 2006, allocated insurance expense includes approximately $0.2 million related to the Brownsville and River terminals and $0.3 million related to the Southeast terminals.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards were approximately $1.1 million for the year ended December 31, 2007.

        Depreciation and amortization expense was approximately $21.4 million for the year ended December 31, 2007, $11.8 million for the year ended December 31, 2006, $3.5 million for the six months ended December 31, 2005, $3.0 million for the six months ended December 31, 2004, and $6.2 million for the year ended June 30, 2005. For the year ended December 31, 2007, depreciation and amortization expense includes approximately $8.1 million related to the Southeast terminals. For the year ended December 31, 2006, depreciation and amortization expense includes approximately $1.8 million related to the Brownsville and River terminals and $2.6 million related to the Southeast terminals.

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

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering are approximately $179.9 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.6 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

        Excluding acquisitions, capital expenditures for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005, were approximately $28.0 million, $11.3 million, $1.2 million and $3.7 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures during the year ending December 31, 2008, are estimated to range from $45 million to $55 million, which includes approximately $6.3 million of capital expenditures to maintain our existing facilities. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000	1H 2008
Gulf Coast	Renewable fuels blending functionality		2H 2008
Tampa	Increase light oil tank capacity	250,000	2H 2008
	Improve truck rack capacity and functionality		2H 2009
Port Everglades	Increase light oil and residual oil tank capacity	975,000	2H 2009
	Improve truck rack capacity and functionality		2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

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

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility with a consortium of lending institutions. At December 31, 2007 and 2006, our outstanding borrowings under the senior secured credit facility were approximately $132.0 million and $189.6 million, respectively. At December 31, 2007 and 2006, our outstanding letters of credit were approximately $130,000 and $210,000, respectively.

        At December 31, 2006, the senior secured credit facility was composed of a $75 million term loan facility and a $150 million revolving credit facility. During the year ended December 31, 2007, we repaid the $75 million term loan outstanding under the senior secured credit facility with a portion of the proceeds from our May 2007 secondary offering of common units. On July 12, 2007, we amended the senior secured credit facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. At December 31, 2007, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $212 million at December 31, 2007). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

        The calculation of the "total leverage ratio," "senior secured leverage ratio" and "interest coverage ratio" contained in the senior secured credit facility is as follows (in thousands, except ratios):

	Three Months Ended				Twelve Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$13,595	$12,417	$13,174	$13,767	$52,953
Consolidated funded indebtedness					$132,000
Total leverage ratio and senior secured leverage ratio					2.5x
Consolidated EBITDA for the interest coverage ratio	$9,361	$8,183	$8,940	$9,533	$36,017
Consolidated interest expense, as stipulated in the credit facility	$3,783	$2,377	$150	$(9)	$6,301
Interest coverage ratio					5.7x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$13,595	$12,417	$13,174	$13,767	$52,953
Less pro forma adjustments	(4,234)	(4,234)	(4,234)	(4,234)	(16,936)

Consolidated EBITDA for interest coverage ratio	9,361	8,183	8,940	9,533	36,017
Consolidated interest expense	(3,783)	(2,377)	(150)	9	(6,301)
Effects of our acquisition of Southeast terminals	—	—	—	18,160	18,160
Amounts due under long-term terminaling services agreements	—	—	—	(724)	(724)
Change in operating assets and liabilities	(2,843)	3,518	5,705	2,874	9,254

Cash flows provided by operating activities	$2,735	$9,324	$14,495	$29,852	$56,406

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2007, are as follows (in thousands):

	Years ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Additions to property, plant and equipment under contract	$16,970	$5,330	$—	$—	$—	$—
Operating leases—property and equipment	756	703	646	260	137	1,063
Long-term debt	—	—	—	132,000	—	—
Interest expense on debt(1)	9,900	9,900	9,900	9,900	—	—

Total contractual obligations to be settled in cash	$27,626	$15,933	$10,546	$142,160	$137	$1,063

(1)
Assumes that our outstanding long-term debt at December 31, 2007 remains outstanding until its maturity date and we incur interest expense at 7.5%.

        Off-Balance Sheet Arrangements.    At December 31, 2007, our outstanding letters of credit were approximately $0.1 million.

        See Notes 2, 9, 10 and 13 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At December 31, 2007, we had outstanding borrowings of $132.0 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2007, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.3 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group. As a result, we do not have a material direct exposure to commodity price fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	64
Consolidated balance sheets as of December 31, 2007, 2006 and 2005	65
Consolidated statements of operations for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and year ended June 30, 2005	66
Consolidated statements of partners' equity for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and year ended June 30, 2005	67
Consolidated statements of cash flows for the years ended December 31, 2007 and 2006, six months ended December 31, 2005, six months ended December 31, 2004 (unaudited), and year ended June 30, 2005	68
Notes to consolidated financial statements	69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (Company) as of December 31, 2007, 2006 and 2005, and the related consolidated statements of operations, partners' equity, and cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and for the year ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule (Exhibit 99.1). These consolidated financial statements and financial statement schedule are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2007, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransMontaigne Partners L.P. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 7, 2008

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2007	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,604	$3,462	$698
Trade accounts receivable, net	4,409	4,490	1,003
Due from TransMontaigne Inc. and Morgan Stanley Capital Group	2,708	13	1,212
Other current assets	2,874	2,037	338

	11,595	10,002	3,251
Property, plant and equipment, net	417,827	401,613	125,884
Goodwill	24,737	23,235	—
Other assets, net	6,659	6,834	1,901

	$460,818	$441,684	$131,036

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,545	$4,995	$1,784
Accrued liabilities	13,443	1,737	1,239

Total current liabilities	15,988	6,732	3,023
Long-term debt	132,000	189,621	28,000

Total liabilities	147,988	196,353	31,023

Partners' equity:
Predecessor equity	—	167,466	9,625
Common unitholders (9,122,300 units, 3,972,500 units and 3,972,500 units issued and outstanding at December 31, 2007, 2006 and 2005, respectively)	250,351	72,852	75,474
Subordinated unitholders (3,322,266 units issued and outstanding at December 31, 2007, 2006 and 2005, respectively)	58,819	4,866	14,581
General partner interest (2% interest with 253,971 equivalent units, 148,873 equivalent units and 148,873 equivalent units outstanding at December 31, 2007, 2006 and 2005, respectively)	3,660	147	333

Total partners' equity	312,830	245,331	100,013

	$460,818	$441,684	$131,036

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
				(unaudited)
Revenue:
External customers	$54,711	$28,612	$6,805	$6,113	$13,037
Affiliates	76,940	43,057	16,103	10,579	23,056

	131,651	71,669	22,908	16,692	36,093

Costs and expenses:
Direct operating costs and expenses	(60,686)	(32,508)	(7,896)	(7,740)	(15,175)
Direct general and administrative expenses	(2,991)	(6,453)	(1,267)	—	(79)
Allocated general and administrative expenses	(9,901)	(5,431)	(1,588)	(1,400)	(2,800)
Allocated insurance expense	(2,837)	(1,525)	(500)	(500)	(1,000)
Reimbursement of bonus awards	(1,125)	—	—	—	—
Depreciation and amortization	(21,432)	(11,750)	(3,461)	(3,044)	(6,154)

Operating income	32,679	14,002	8,196	4,008	10,885

Other income (expense):
Interest income	214	37	4	—	—
Interest expense	(6,515)	(3,356)	(969)	—	(167)
Amortization of deferred financing costs	(1,236)	(810)	(92)	—	(15)

Total other income (expense), net	(7,537)	(4,129)	(1,057)	—	(182)

Net earnings	25,142	9,873	7,139	4,008	10,703
Less:
Net earnings attributable to predecessor	(10,044)	(6,607)	(472)	(4,008)	(9,730)
General partner interest in net earnings	(302)	(66)	(133)	—	(19)

Net earnings allocable to limited partners	$14,796	$3,200	$6,534	$—	$954

Net earnings per limited partner unit—basic	$1.42	$0.44	$0.90	$—	$0.13

Net earnings per limited partner unit—diluted	$1.42	$0.44	$0.90	$—	$0.13

Weighted average limited partner units outstanding—basic	10,400	7,283	7,295	—	7,295

Weighted average limited partner units outstanding—diluted	10,401	7,286	7,295	—	7,295

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

(Dollars in thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Deferred Equity-Based Compensation	Total
Balance June 30, 2004	$118,657	$—	$—	$—	$—	$118,657
Net earnings through May 26, 2005	9,730	—	—	—	—	9,730
Distributions and repayments, net to Predecessor	(11,399)	—	—	—	—	(11,399)
Proceeds from initial public offering of 3,852,500 common units, net of underwriters' discount and offering expenses of $9,512	—	72,932	—	—	—	72,932
Proceeds from private placement of 450,000 subordinated units	—	—	7,945	—	—	7,945
Distribution to TransMontaigne Inc.	(111,461)	—	—	—	—	(111,461)
Allocation of predecessor equity in exchange for 120,000 common units, 2,872,266 subordinated units, and a 2% general partner interest (represented by 148,873 units)	(5,527)	211	5,054	262	—	—
Grant of 120,000 restricted common units under the long-term incentive plan	—	2,592	—	—	(2,592)	—
Amortization of deferred equity-based compensation related to restricted common units	—	—	—	—	48	48
Net earnings from May 27, 2005 through June 30, 2005	—	520	434	19	—	973

Balance June 30, 2005	—	76,255	13,433	281	(2,544)	87,425
Elimination of deferred equity-based compensation due to adoption of SFAS 123(R)	—	(2,544)	—	—	2,544	—
Distributions to unitholders	—	(2,119)	(1,827)	(81)	—	(4,027)
Amortization of deferred equity-based compensation related to restricted common units	—	323	—	—	—	323
Purchase of Mobile terminal by Predecessor	9,153	—	—	—	—	9,153
Net earnings from July 1, 2005 through December 31, 2005	472	3,559	2,975	133	—	7,139

Balance December 31, 2005	9,625	75,474	14,581	333	—	100,013
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	(9,066)	—	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	—	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	—	135,823
Purchase of Southeast terminals by Predecessor	168,438	—	—	—	—	168,438
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	3,505	—	—	(135,000)
Distributions and repayments, net to Predecessor	(5,653)	—	—	—	—	(5,653)
Net earnings for year ended December 31, 2006	6,607	1,740	1,460	66	—	9,873

Balance December 31, 2006	167,466	72,852	4,866	147	—	245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	—	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	6,273	—	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	—	(19,679)
Amortization of deferred equity-based compensation related to restricted common units	—	66	—	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	49,448	—	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,253	4,543	302	—	25,142

Balance December 31, 2007	$—	$250,351	$58,819	$3,660	$—	$312,830

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
				(unaudited)
Cash flows from operating activities:
Net earnings	$25,142	$9,873	$7,139	$4,008	$10,703
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	21,432	11,750	3,461	3,044	6,154
Amortization of deferred equity-based compensation	66	610	323	—	48
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—
Amortization of deferred financing costs	1,236	810	92	—	15
Amounts due under long-term terminaling services agreements	(724)	—	—	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(4,632)	(2,397)	(439)	376	290
Due from TransMontaigne Inc.	5,221	1,199	(1,199)	—	(14)
Other current assets	(1,772)	(859)	(36)	(156)	(54)
Trade accounts payable	(102)	1,400	(403)	736	1,234
Accrued liabilities	10,539	(393)	(1,105)	(738)	141

Net cash provided by operating activities	56,406	25,251	7,833	7,270	18,517

Cash flows from investing activities:
Acquisition of terminal facilities, net of cash acquired	(127,560)	(152,915)	(1,858)	—	—
Additions to property, plant and equipment—expansion of facilities	(18,390)	(9,035)	(722)	(880)	(2,332)
Additions to property, plant and equipment—maintain existing facilities	(9,600)	(2,224)	(462)	(502)	(1,354)
Reimbursement of costs to maintain our Port Everglades (South) terminal	—	377	—	—	—

Net cash (used) by investing activities	(155,550)	(163,797)	(3,042)	(1,382)	(3,686)

Cash flows from financing activities:
Net proceeds from issuance of common units	179,946	—	—	—	72,932
Net proceeds from issuance of subordinated units	—	—	—	—	7,945
Contribution of cash by TransMontaigne GP	3,867	—	—	—	—
Net (payments) borrowings under credit facility	(57,621)	161,621	(307)	—	28,307
Distributions paid to unitholders	(19,679)	(12,418)	(4,027)	—	—
Deferred financing costs	(1,027)	(2,603)	—	—	(916)
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	—
Repurchase of common units by our long-term incentive plan	(54)	(1,140)	—	—	—
Distributions and repayments to TransMontaigne Inc., net	(8,146)	(3,612)	—	(5,888)	(122,860)

Net cash provided (used) by financing activities	97,286	141,310	(4,334)	(5,888)	(14,592)

Increase (decrease) in cash and cash equivalents	(1,858)	2,764	457	—	239
Cash and cash equivalents at beginning of period	3,462	698	241	2	2

Cash and cash equivalents at end of period	$1,604	$3,462	$698	$2	$241

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,678	$3,296	$969	$—	$167

Non-cash distributions to TransMontaigne Inc., net	$(1,317)	$(2,041)	$—	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations in the United States primarily along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At December 31, 2007, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million (See Note 3 of Notes to consolidated financial statements). On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135 million (See Note 3 of Notes to consolidated financial statements). On December 31, 2007, we acquired from TransMontaigne Inc. 22 terminals along the Colonial and Plantation Pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million (See Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        On February 28, 2003, TransMontaigne Inc. purchased the Port Manatee, Fisher Island, Port Everglades (North), Cape Canaveral and Jacksonville terminal operations from an affiliate of El Paso Corporation (see Note 3 of Notes to consolidated financial statements). On August 1, 2005, TransMontaigne Inc. purchased the Mobile terminal operations from Radcliff/Economy Marine Services, Inc. (see Note 3 of Notes to consolidated financial statements).

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $9.9 million for the year ended December 31, 2007, $5.4 million for the year ended December 31, 2006, $1.6 million for the six months ended December 31, 2005 and $2.8 million for the year ended June 30, 2005, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $2.8 million for the year ended December 31, 2007, $1.5 million for the year ended December 31, 2006, $0.5 million for the six months ended December 31, 2005 and $1.0 million for the year ended June 30, 2005, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $1.1 million for the year ended December 31, 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$nil for the year ended December 31, 2006, $nil for the six months ended December 31, 2005 and $nil for the year ended June 30, 2005, respectively.

(d)   Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from throughput fees, storage fees, transportation fees, and fees from other ancillary services. Throughput revenue is recognized when the product is delivered to the customer; storage revenue is recognized ratably over the term of the storage contract; management fee revenue is recognized as the services are performed; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; and ancillary service revenue is recognized as the services are performed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        At December 31, 2007, 2006 and 2005, we have accrued environmental obligations of approximately $1,064,000, $682,000, $625,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the year ended December 31, 2007, we charged to income approximately $506,000 to increase our estimate of our future environmental obligations due principally to product that was released during July 2007 at our Mt. Vernon, Missouri terminal facility. During the year ended December 31, 2007 we made payments of approximately $124,000 towards our environmental remediation obligations. During the year ended December 31, 2006, we charged to income approximately $950,000 to increase our estimate of our future environmental remediation obligations due to product that was released during June 2006 at our Mobile, Alabama terminal facility and product that was released during October 2006 at our Rogers, Arkansas terminal facility. During the year ended December 31, 2006 we made payments of approximately $893,000 towards our environmental remediation obligations. The accrued environmental obligations at December 31, 2005 represent amounts assumed in connection with the acquisition of the Oklahoma City terminal facility (see Note 3 of Notes to consolidated financial statements). Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        TransMontaigne Inc. has indemnified us through May 2010 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminal facilities and occurring before May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2008 against certain potential environmental claims, losses and expenses associated with the operation of the Mobile, Alabama terminal and occurring before January 1, 2006, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2011 against certain potential environmental claims, losses and expenses associated with the operation of the Brownsville and River terminals and occurring before December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 2012 against certain potential environmental claims, losses and expenses associated with the operation of the Southeast terminals and occurring before December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(h)   Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," requires that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)   Net earnings per limited partner unit

        We calculate earnings per unit as if all of the earnings for the period were distributed under the terms of the partnership agreement, without regard to whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period, or whether the general partner has legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

        Pursuant to the partnership agreement an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and year ended June 30, 2005, our net earnings per limited partners' unit did not exceed the amounts that would have resulted in an increasing portion of our earnings being allocated to our general partner. Therefore, net earnings allocable to our general partner are limited to 2% of our net earnings for the respective periods.

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

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At December 31, 2007, the annual administrative fee payable to TransMontaigne Inc. was approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

December 31, 2007, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates up to $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units.

        The omnibus agreement provides us with a right of first refusal to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets; provided, that in either case, we agree to pay at least 105% of the purchase price offered by the third party bidder. This right of first refusal is exercisable for a period of two years commencing on the date the terminal is first put into commercial service, which is expected to occur during the second calendar quarter of 2008.

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice.

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that is put into commercial service (i) after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

        Environmental Indemnification.    TransMontaigne Inc. has agreed to indemnify us through May 2010 against certain potential environmental claims, losses and expenses occurring before May 27, 2005, and associated with the operation of the Florida and Midwest terminal facilities acquired by us on May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        In connection with our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to indemnify us through December 2011, against certain potential environmental liabilities associated with the operation of the Brownsville and River terminals that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

        In connection with our acquisition of the Southeast terminals, TransMontaigne Inc. agreed to indemnify us through December 2012, against certain potential environmental liabilities associated with the operation of the Southeast terminals that occurred on or prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    Through May 31, 2007, we had a terminaling and transportation services agreement with TransMontaigne Inc. that was scheduled to expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback Pipeline and throughput at our Florida, Missouri and Arkansas terminals a volume of refined products that would, at the fee and tariff schedule contained in the agreement, result in minimum revenue to us of $20 million per year through December 31, 2013. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $30.3 million for the contract year ending May 31, 2008; with stipulated annual increases in throughput payments each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

        In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided they pay no less than 105% of the fees offered by any third party.

        Revenue Support Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract for the utilization of the light oil storage capacity at the terminal.

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee and tariff schedule contained in the agreement, result in minimum revenue to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 84,000 barrels of heavy oil storage capacity at the terminal.

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. TransMontaigne Inc.'s minimum revenue commitment will increase to approximately $2.4 million per year when we increase the LPG storage capacity at our Brownsville LPG terminal to approximately 34,000 barrels.

        Terminaling Services Agreement—Renewable Fuels.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, at the fee and tariff schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commences on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $31.6 million for the contract year ending December 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals.

        In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(3) ACQUISITIONS

        Mexican LPG Operations.    Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoras, Mexico, two pipelines from Brownsville, Texas to Matamoras, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company for a cash payment of approximately $9.0 million. These LPG assets complement our existing LPG storage facilities in Brownsville, Texas. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Mexican LPG operations from December 31, 2007.

        The adjusted purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The adjusted purchase price was allocated as follows (in thousands):

Mexican LPG operations
Cash	$15
Trade accounts receivable	61
Other current assets	75
Property, plant and equipment	8,892
Goodwill	1,502
Other assets	101
Trade accounts payable	(266)
Other accrued liabilities	(904)
Due to Rio Vista	(500)

Cash paid	$8,976

        Southeast Terminals.    Effective December 31, 2007, we acquired from TransMontaigne Inc. 22 refined product terminals along the Colonial and Plantation Pipelines with approximately 9.0 million barrels of aggregate active storage capacity for a cash payment of approximately $118.6 million. The Southeast terminals provide integrated terminaling services principally to Morgan Stanley Capital Group and the United States government. The acquisition of the Southeast terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Southeast terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Southeast terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity—subordinated units.

        As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(3) ACQUISITIONS (Continued)

TransMontaigne Inc. but were not completed as of the date of closing. As a result, we recognized a liability of approximately $4.9 million as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 9 of Notes to consolidated financial statements).

        Our basis in the assets and liabilities of the Southeast terminals are as follows (in thousands):

	December 31, 2007	December 31, 2006	September 1, 2006
Cash	$5	$5	$5
Trade accounts receivable	—	2,865	2,277
Prepaid expenses and other	973	881	762
Property, plant and equipment	172,526	166,540	167,931
Other assets, net	33	33	33
Trade accounts payable	—	(2,585)	(2,197)
Due to TransMontaigne Inc.	(221)	—	—
Other accrued liabilities	(5,269)	(273)	(373)

Predecessor equity	$168,047	$167,466	$168,438

        Brownsville and River Terminals.    Effective December 29, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 2.1 million barrels of aggregate active storage capacity in Brownsville, Texas, twelve refined product terminals along the Mississippi and Ohio rivers with approximately 2.8 million barrels of aggregate active storage capacity, and the Baton Rouge, Louisiana dock facility for a cash payment of approximately $135.0 million. The Brownsville terminal provides integrated terminaling services to customers, including TransMontaigne Inc. and Morgan Stanley Capital Group, engaged in the distribution and marketing of refined products and natural gas liquids. The River terminals provide integrated terminaling services to third parties engaged in the distribution and marketing of refined products and industrial and commercial end-users. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Brownsville and River terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Brownsville and River terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity—subordinated units.

        As a condition to our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to fund and construct in the future certain additional capital improvements to these facilities. We recognized the estimated cost of the additional capital improvements of approximately $6.3 million as an increase to property, plant and equipment and a contribution of partners' equity—subordinated units. During the year ended December 31, 2007, TransMontaigne Inc. funded approximately $0.2 million in capital improvements to the terminals and made a cash payment to us of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(3) ACQUISITIONS (Continued)

$6.1 million in satisfaction of its obligation to complete additional capital improvements to the terminals.

        Our basis in the assets and liabilities of the Brownsville and River terminals are as follows (in thousands):

	December 29, 2006	September 1, 2006
Cash	$15	$15
Trade accounts receivable	—	2,420
Prepaid expenses and other	164	126
Property, plant and equipment	111,621	108,066
Goodwill	23,235	23,235
Other intangible assets, net	3,596	3,699
Other assets, net	10	3
Trade accounts payable	—	(1,221)
Other accrued liabilities	(136)	(520)

Predecessor equity	$138,505	$135,823

        The unaudited pro forma combined results of operations as if the acquisition of the Brownsville, River and Southeast terminals had occurred on January 1, 2006 are as follows (in thousands, except per unit data):

Year ended December 31, 2006
Revenue	$113,185

Net loss	$(10,059)

Net loss per limited partner unit—basic	$(1.38)

        Mobile Terminal.    Effective January 1, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 223,000 barrels of aggregate active storage capacity in Mobile, Alabama for approximately $17.9 million. The Mobile terminal currently provides integrated terminaling services to TransMontaigne Inc., a major oil company, a crude oil marketing company and a petro-chemical company. The acquisition of the Mobile terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Mobile terminal from August 1, 2005, the date of acquisition by TransMontaigne Inc. from Radcliff/Economy Marine Services, Inc. The results of operations of the Mobile terminal for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The consideration we paid to TransMontaigne Inc. in excess of the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as a reduction of partners' equity—subordinated units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(3) ACQUISITIONS (Continued)

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located in the United States along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical and future credit positions are analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and year ended June 30, 2005, we increased the allowance for doubtful accounts through a charge to income of approximately $83,000, $75,000, $nil, and $50,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Trade accounts receivable	$4,559	$4,565	$1,003
Less allowance for doubtful accounts	(150)	(75)	—

	$4,409	$4,490	$1,003

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Year ended June 30, 2005
TransMontaigne Inc. and Morgan Stanley Capital Group	58%	60%	70%	64%
Valero Supply and Marketing Company	10%	5%	—	—
Marathon Petroleum Company LLC	8%	12%	17%	24%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Additive detergent	$1,439	$1,387	$307
Reimbursements due from the Federal government	724	438	—
Deposits and other assets	711	212	31

	$2,874	$2,037	$338

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our terminals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Land	$52,228	$51,608	$27,303
Terminals, pipelines and equipment	406,585	380,796	128,830
Furniture, fixtures and equipment	1,186	1,036	480
Construction in progress	20,592	10,313	263

	480,591	443,753	156,876
Less accumulated depreciation	(62,764)	(42,140)	(30,992)

	$417,827	$401,613	$125,884

(7) GOODWILL

        Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31. Goodwill is as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Brownsville terminal	$14,770	$14,770	$—
River terminals	8,465	8,465	—
Mexican LPG operations	1,502	—	—

	$24,737	$23,235	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Deferred financing costs, net of accumulated amortization of $1,236, $nil and $107, respectively	$2,394	$2,603	$809
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $411, $103 and $nil, respectively	3,288	3,596	—
Coastal Fuels trade name, net of accumulated amortization of $2,417, $1,917 and $1,417, respectively	83	583	1,083
Amounts due under long-term terminaling services agreements	724	—	—
Deposits and other assets	170	52	9

	$6,659	$6,834	$1,901

        Deferred financing costs.    Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements). On December 29, 2006, we repaid and cancelled our former credit facility resulting in a charge to income of approximately $0.6 million for the write-off of the remaining unamortized deferred financing costs related to the former credit facility. On December 22, 2006, we entered into a new senior secured credit facility and incurred deferred financing costs of approximately $2.6 million. During the year ended December 31, 2007, we repaid our $75 million term loan outstanding under the Senior Secured Credit Facility, resulting in a charge to income of approximately $0.8 million for the write off of the associated unamortized deferred financing costs related to the $75 million term loan. During the year ended December 31, 2007, we incurred deferred financing costs of approximately $1.0 million related to our July 2007 amendment and borrowings under the Senior Secured Credit Facility for the acquisition of the Southeast terminals.

        Identifiable intangible assets.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). Identifiable intangible assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals and the right to use the Coastal Fuels trade name at our Florida terminals.

        The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years; the carryover basis of the Coastal Fuels trade name is being amortized on a straight-line basis over five years. Expected amortization expense for identifiable intangible assets, net recorded as of December 31, 2007 is as follows (in thousands):

	Years ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Amortization expense	$391	$308	$308	$308	$308	$1,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(8) OTHER ASSETS, NET (Continued)

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2007, we have recognized revenue in excess of the minimum payments that are due through December 31, 2007 under the long-term terminaling services agreements resulting in a receivable of approximately $0.7 million.

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Accrued property taxes	$645	$427	$58
Accrued environmental obligations	1,064	682	625
Customer advances and deposits	3,889	146	220
Interest payable	39	87	26
Deferred revenue	339	22	13
Advance payments received under long-term terminaling services agreements	415	—	—
Due to Rio Vista	500	—	—
Obligations to repair, maintain or expand Southeast terminals	4,946	—	—
Accrued expenses and other	1,606	373	297

	$13,443	$1,737	$1,239

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2007, 2006 and 2005, we have billed and collected from certain of our customers approximately $3.9 million, $0.2 million and $0.2 million, respectively, in advance of the terminaling services being provided.

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2007, we have received minimum payments that are due through December 31, 2007 in excess of revenue recognized under certain long-term terminaling services agreements resulting in a liability of approximately $0.4 million.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million (see Note 3 of Notes to consolidated financial statements). At December 31, 2007, we have a liability of approximately $0.5 million to Rio Vista that is due on December 31, 2008 provided that Rio Vista is in compliance with its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(9) ACCRUED LIABILITIES (Continued)

representations and warranties contained in the agreement covering our acquisition of the Mexican LPG operations.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At December 31, 2007, we have recognized a liability of approximately $4.9 million as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("Senior Secured Credit Facility") with a consortium of lending institutions. At December 31, 2007 and 2006, our outstanding borrowings under the Senior Secured Credit Facility were approximately $132.0 million and $189.6 million, respectively. At December 31, 2007 and 2006, our outstanding letters of credit were approximately $130,000 and $210,000, respectively.

        At December 31, 2006, the Senior Secured Credit Facility was composed of a $75 million term loan facility and a $150 million revolving credit facility. During the year ended December 31, 2007, we repaid the $75 million term loan outstanding under the Senior Secured Credit Facility with a portion of the proceeds from our May 2007 secondary offering of common units (see Note 11 of Notes to consolidated financial statements). On July 12, 2007, we amended the Senior Secured Credit Facility to increase the maximum amount of the revolving credit line from $150 million to $200 million. At December 31, 2007, the Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $212 million at December 31, 2007). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the year ended December 31, 2007, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 7.3%. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(10) LONG-TERM DEBT (Continued)

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

        Former Credit Facility.    On May 9, 2005, we entered into a $75 million senior secured credit facility ("Former Credit Facility"). At December 31, 2005, our outstanding borrowings under the Former Credit Facility were approximately $28.0 million. The weighted average interest rate on borrowings under our Former Credit Facility was 5.8% during the six months ended December 31, 2005. In addition, we paid a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. On December 29, 2006, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds from the initial borrowings under our new Senior Secured Credit Facility and the Former Credit Facility was cancelled.

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Allocation of predecessor equity in exchange for units	120,000	2,872,266	148,873
Initial public offering of common units	3,852,500	—	—
Private placement of subordinated units	—	450,000	—

Units outstanding at December 31, 2006 and 2005	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971

        On May 23, 2007, we issued, pursuant to an underwritten public offering, 4.8 million common units representing limited partner interests at a public offering price of $36.80 per common unit. On June 20, 2007, the underwriters of our secondary offering exercised a portion of their over-allotment option to purchase an additional 349,800 common units representing limited partnership interests at a price of $36.80 per common unit. The net proceeds from the offering were approximately $179.9 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $9.6 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $3.9 million to us to maintain its 2% general partner interest.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(12) LONG-TERM INCENTIVE PLAN (Continued)

TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 491,790 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of December 31, 2007, 306,290 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. As of December 31, 2007, TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased approximately 1,680 common units pursuant to the program.

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

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. As such, all grants of restricted phantom units and restricted common units made prior to September 1, 2006, became fully vested on September 1, 2006 when Morgan Stanley Capital Group acquired TransMontaigne Inc. Amortization of deferred equity-based compensation, including the effects of the acceleration of vesting of all outstanding restricted phantom units and restricted common units, of approximately $0.1 million, $3.9 million and $0.3 million is included in direct general and administrative expenses for the years ended December 31, 2007 and 2006 and six months ended December 31, 2005, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At December 31, 2007, we have contractual commitments of approximately $22.3 million for the supply of services, labor and materials related to capital projects that currently are under development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(13) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At December 31, 2007, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2008	$756
2009	703
2010	646
2011	260
2012	137
Thereafter	1,063

$3,565

        Rental expense under operating leases was approximately $1.0 million, $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
				(unaudited)
Basic weighted average units	10,400	7,283	7,295	—	7,295
Dilutive effect of restricted phantom units	1	3	—	—	—

Diluted weighted average units	10,401	7,286	7,295	—	7,295

        For the year ended December 31, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted net earnings per limited partners' unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation. For the year ended December 31, 2006, we included the dilutive effect of 58,000 restricted phantom units, prior to their vesting on September 1, 2006, in the computation of diluted net earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. There were no anti-dilutive securities for the six months ended December 31, 2005 and 2004 and for the year ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2007, 2006 and 2005.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Debt.    The carrying value of the senior secured credit facility approximates fair value since borrowings under the senior secured credit facility bear interest at current market interest rates.

(16) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner's chief executive officer ("CEO"). Our general partner's CEO reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenue less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminal, (iv) River terminals and (v) Southeast terminals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(16) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Six months ended December 31, 2005	Six months ended December 31, 2004	Year ended June 30, 2005
				(unaudited)
Gulf Coast Terminals:
Throughput and additive injection fees, net	$28,683	$21,523	$10,807	$4,497	$10,077
Storage	9,872	10,786	5,270	9,015	18,014

	38,555	32,309	16,077	13,512	28,091
Other	6,114	7,728	3,696	1,071	3,509

Revenue	44,669	40,037	19,773	14,583	31,600
Direct operating costs and expenses	(18,711)	(19,123)	(7,123)	(7,058)	(14,014)

Net margins	25,958	20,914	12,650	7,525	17,586

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	2,976	3,027	1,197	877	1,816
Pipeline transportation fees	1,996	2,449	1,226	1,098	2,242
Other	825	1,307	712	134	435

Revenue	5,797	6,783	3,135	2,109	4,493
Direct operating costs and expenses	(2,519)	(2,117)	(773)	(682)	(1,161)

Net margins	3,278	4,666	2,362	1,427	3,332

Brownsville Terminal (since September 1, 2006):
Throughput and additive injection fees, net	6,590	1,351	—	—	—
Storage	5,209	1,967	—	—	—
Other	3,873	930	—	—	—

Revenue	15,672	4,248	—	—	—
Direct operating costs and expenses	(9,039)	(2,586)	—	—	—

Net margins	6,633	1,662	—	—	—

River Terminals (since September 1, 2006):
Throughput and additive injection fees, net	3,891	1,221	—	—	—
Storage	15,051	4,315	—	—	—
Other	569	181	—	—	—

Revenue	19,511	5,717	—	—	—
Direct operating costs and expenses	(6,716)	(2,365)	—	—	—

Net margins	12,795	3,352	—	—	—

Southeast Terminals (since September 1, 2006):
Throughput and additive injection fees, net	32,865	9,537	—	—	—
Storage	4,769	1,878	—	—	—
Other	8,368	3,469	—	—	—

Revenue	46,002	14,884	—	—	—
Direct operating costs and expenses	(23,701)	(6,317)	—	—	—

Net margins	22,301	8,567	—	—	—

Total net margins	70,965	39,161	15,012	8,952	20,918
Direct general and administrative expenses	(2,991)	(6,453)	(1,267)	—	(79)
Allocated general and administrative expenses	(9,901)	(5,431)	(1,588)	(1,400)	(2,800)
Allocated insurance expense	(2,837)	(1,525)	(500)	(500)	(1,000)
Reimbursement of bonus awards	(1,125)	—	—	—	—
Depreciation and amortization	(21,432)	(11,750)	(3,461)	(3,044)	(6,154)

Operating income	32,679	14,002	8,196	4,008	10,885
Other expense, net	(7,537)	(4,129)	(1,057)	—	(182)

Net earnings	$25,142	$9,873	$7,139	$4,008	$10,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(16) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue from external customers	$13,024	$1,075	$11,190	$19,549	$9,873	$54,711
Revenue from TransMontaigne Inc. and Morgan Stanley Capital Group	31,645	4,722	4,482	(38)	36,129	76,940

Revenue	$44,669	$5,797	$15,672	$19,511	$46,002	$131,651

Identifiable assets	$117,651	$10,103	$62,197	$66,960	$173,532	$430,443

Capital expenditures	$7,108	$112	$5,517	$1,152	$14,101	$27,990

	Year ended December 31, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue from external customers	$14,294	$1,099	$4,085	$5,791	$3,343	$28,612
Revenue from TransMontaigne Inc. and Morgan Stanley Capital Group	25,743	5,684	163	(74)	11,541	43,057

Revenue	$40,037	$6,783	$4,248	$5,717	$14,884	$71,669

Identifiable assets	$115,634	$11,102	$50,303	$65,089	$170,324	$412,452

Capital expenditures	$4,699	$158	$3,427	$1,804	$1,171	$11,259

	Six months ended December 31, 2005
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenue from external customers	$6,610	$195	$6,805
Revenue from TransMontaigne Inc.	13,163	2,940	16,103

Revenue	$19,773	$3,135	$22,908

Identifiable assets	$116,324	$11,992	$128,316

Capital expenditures	$1,143	$41	$1,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006,
SIX MONTHS ENDED DECEMBER 31, 2005
AND YEAR ENDED JUNE 30, 2005

(16) BUSINESS SEGMENTS (Continued)

	Year ended June 30, 2005
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Total
Revenue from external customers	$13,037	$—	$13,037
Revenue from TransMontaigne Inc.	18,563	4,493	23,056

Revenue	$31,600	$4,493	$36,093

Identifiable assets	$108,395	$9,785	$118,180

Capital expenditures	$3,686	$—	$3,686

(17) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year ended December 31, 2007
	(in thousands)
Revenue	$32,700	$32,204	$31,921	$34,826	$131,651

Net earnings	$5,812	$4,213	$7,916	$7,201	$25,142

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year ended December 31, 2006
	(in thousands)
Revenue	$12,090	$11,563	$17,433	$30,583	$71,669

Net earnings	$2,719	$1,537	$430	$5,187	$9,873

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2007.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited TransMontaigne Partners L.P. and subsidiaries' (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransMontaigne GP L.L.C.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, TransMontaigne Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2007, 2006 and 2005, and the related consolidated statements of operations, partners' equity, and cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and for the year ended June 30, 2005, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado March 7, 2008

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2007.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

        TransMontaigne GP L.L.C., is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and, TransMontaigne Inc. through its wholly owned subsidiaries, controls our general partner. TransMontaigne Inc. is a wholly owned subsidiary of Morgan Stanley Capital Group. TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation.

Board of Directors and Officers

        The board of directors of our general partner oversees our operations. As of the date of this report, there are six members of the board of directors of our general partner, four of whom, Messrs. Masters, Peters, Shaffer and Utsler, are independent as defined under the independence standards established by the New York Stock Exchange. The board of directors currently has one vacancy arising from Mr. Dickey's resignation as an executive officer and a director of our general partner effective January 1, 2008. As discussed below under "—Subsequent Board Events," effective March 17, 2008, Messrs. Anderson, Shaffer and Utsler will resign as directors and three new directors will become members of the board of directors of our general partner. The New York Stock Exchange does not require a listed limited partnership, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee.

        The officers of our general partner manage the day-to-day affairs of our business. All of the officers listed below split their time between managing our business and affairs and the business and affairs of TransMontaigne Inc. The officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of TransMontaigne Inc. TransMontaigne Inc. intends to seek to cause the officers to devote as much time to the management of our operations as is necessary for the proper conduct of our business and affairs.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Donald H. Anderson	59	Chairman of the Board
Randall J. Larson	50	Chief Executive Officer
Gregory J. Pound	55	President and Chief Operating Officer
Frederick W. Boutin	52	Executive Vice President, Chief Financial Officer and Treasurer
Erik B. Carlson	60	Executive Vice President, General Counsel and Secretary
Deborah A. Davis	34	Senior Vice President and Chief Accounting Officer
Javed Ahmed	38	Director
Jerry R. Masters	49	Director
David A. Peters	49	Director
D. Dale Shaffer	64	Director
Rex L. Utsler	62	Director

        Donald H. Anderson was elected as the non-executive Chairman of the board of directors of our general partner in February 2005. On March 5, 2008, Mr. Anderson resigned as a director and as the Chairman of the Board of our general partner, effective March 17, 2008. Mr. Anderson served as the President and the Chief Executive Officer of our general partner from February 2005 to September 2006. Mr. Anderson has served as Chairman of the Board of TransMontaigne Inc. since September 2006. From September 1999 to September 2006 he served as Vice Chairman and Chief Executive Officer of TransMontaigne Inc., and served as its President from January 2000 to September 2006. From 1997 through September 1999, Mr. Anderson was the Executive Director and a Principal of Western Growth Capital LLC, a Colorado-based private equity investment and consulting firm. From December 1994 until March 1997, Mr. Anderson was Chairman, President and Chief Executive Officer of PanEnergy Services, PanEnergy's non-jurisdictional operating subsidiary. From December 1994 until March 1997, Mr. Anderson also served as a director of TEPPCO Partners, L.P. Mr. Anderson was previously President, Chief Operating Officer and director of Associated Natural Gas Corporation from 1989 until its merger with PanEnergy Corporation in 1994. Mr. Anderson is a director of Bear Paw Energy, LLC.

        Randall J. Larson has served as the Chief Executive Officer of our general partner since September 2006 and served as the President, Chief Financial Officer and Chief Accounting Officer of our general partner from February 2005 to December 2007. From February 2005 to September 2006, Mr. Larson served as the Executive Vice President of our general partner and served as a director of our general partner from February 2005 to October 2006. Mr. Larson has served as the President and Chief Executive officer of TransMontaigne Inc. since September 2006, and as its Chief Financial Officer from January 2003 to January 2008, as its Chief Accounting Officer from May 2002 to January 2008 and as its Executive Vice President of TransMontaigne Inc. from May 2002 to September 2006 and as its Controller from May 2002 until January 2003. From July 1994 through April 2002, Mr. Larson was a partner with KPMG LLP. From July 1992 to June 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson has also served as a director of Olco Petroleum Group Inc., a privately-held Canadian petroleum company in which TransMontaigne Inc. owns a 60% interest, since December 2006.

        Gregory J. Pound has served as the President and Chief Operating Officer of our general partner since January 2008 and served as its Executive Vice President from May 2007 to December 2007. Mr. Pound has served as the Executive Vice President—Asset Operations of TransMontaigne Inc. since February 2002. Mr. Pound has also served as a director of Olco Petroleum Group Inc. since December 2006.

        Frederick W. Boutin has served as an Executive Vice President and the Chief Financial Officer of our general partner since January 2008 and as its Treasurer since February 2005. Mr. Boutin served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Boutin has served as the Executive Vice President of TransMontaigne Inc. since February 2008, as its Treasurer since June 2003 and served as its Senior Vice President from September 1996 to January 2008. From 1985 to 1995, Mr. Boutin served as a Vice President of Associated Natural Gas, Inc. and its successor, Duke Energy Field Services.

        Erik B. Carlson has served as an Executive Vice President of our general partner since January 2008 and as its General Counsel and Secretary since February 2005. Mr. Carlson served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Carlson has been the Executive Vice President of TransMontaigne Inc. since February 2008, as its General Counsel and Secretary since January 1998 and served as its Senior Vice President from January 1998 to January 2008. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

        Deborah A. Davis has served as Senior Vice President and Chief Accounting Officer of our general partner since January 1, 2008. Ms. Davis has served as Senior Vice President—Administration of TransMontaigne Inc. since February 2008 and served as Vice President, Corporate Controller of TransMontaigne Inc. from November 2005 to January 2008. From July 2002 through October 2005, Ms. Davis held various accounting positions with TransMontaigne Inc., most recently as Executive Director, External Reporting. From September 1996 through June 2002, Ms. Davis held various positions in the audit department of KPMG LLP, departing as an Audit Manager.

        Javed Ahmed was elected as a director of our general partner in October 2006. Mr. Ahmed's election was in conjunction with Morgan Stanley's acquisition of TransMontaigne Inc. Mr. Ahmed is a Managing Director of Morgan Stanley and works in the firm's Commodities Group. He has been with Morgan Stanley since 1997. In addition, to being a director of our general partner, Mr. Ahmed is a director of TransMontaigne Inc. Mr. Ahmed holds a BA from Yale University and Juris Doctor and MBA from Harvard University.

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

        David A. Peters was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit, compensation and conflicts committees of the board of directors of our general partner. Since 1999 Mr. Peters has been a business consultant with a primary client focus in the energy sector; in addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999 Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at DukeEnergy/PanEnergy Field Services responsible for natural gas gathering, processing and storage operations. Prior to joining DukeEnergy/PanEnergy Field Services, Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984 he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a bachelor's degree in business administration from the University of Michigan.

        D. Dale Shaffer was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee and as chair of the compensation committee of the board of directors of our general partner. On March 5, 2008, Mr. Shaffer resigned as a director of our general partner, effective March 17, 2008. Since 1992, Mr. Shaffer has served as President of National Water Company, a privately held firm formed by Mr. Shaffer to provide a broad range of water consulting and operating services to clients using raw water. From 2001 through 2002, Mr. Shaffer also served as Director of Development for Kinder Morgan Power Company, a subsidiary of Kinder Morgan Inc., a publicly traded company. From 1988 to 1992, Mr. Shaffer served as President of First Colorado Corporation, a privately held firm engaged in developing natural resources and a cattle ranching operation. From 1988 to 1992, Mr. Shaffer was a principal in Kirkpatrick Energy Associates, a financial advisory firm to the oil and gas industry, and from 1983 to 1986, Mr. Shaffer served as Executive Vice President of Premier Resources, Ltd., a publicly traded oil and gas exploration and production company. Between 1975 and 1983, Mr. Shaffer served in several different capacities at Western Crude Oil, Inc., a subsidiary of Reserve Oil and Gas, a publicly traded company involved in the gathering, transportation and marketing of crude oil, serving as Senior Vice President and General Counsel of Western Crude Oil, Inc. and Assistant General Counsel of Reserve Oil and Gas. Mr. Shaffer holds a Bachelor of Science degree from the University of Colorado and a Juris Doctor degree from the University of Denver.

        Rex L. Utsler was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit committee and as chair of the conflicts committee of the board of directors of our general partner. On March 5, 2008, Mr. Utsler resigned as a director of our general partner, effective March 17, 2008. Mr. Utsler became Chief Executive Officer and Chairman of Grease Monkey China Ltd. Effective May 2006; President and Chief Executive Officer of Monkey Shine Franchising, LLC, effective January 2007; President and Chief Executive Officer of Grease Monkey Franchising, LLC, effective February 2006 and Chief Executive Officer and Chairman of Grease Monkey (Quingdao) Automotive Services, Ltd., effective September 2006. Mr. Utsler became President and Chief Executive Officer of Grease Monkey International, Inc. (GMI) and Grease Monkey Holding Corporation (GMHC), a franchisor of automotive preventive maintenance centers, in December 1999. Mr. Utsler previously served as Senior Vice President of GMI and GMHC from September 1998 to January 2001.

Subsequent Board Events

        Following the March 5, 2008 meeting of the board of directors of our general partner, Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler resigned as members of the board of directors, all to be effective March 17, 2008. In connection with their respective resignations, Messrs. Anderson, Shaffer and Utsler did not indicate that there were any disagreements between any of them and us or members of the board of directors of our general partner regarding our operations, policies or procedures. These changes were requested by representatives of Morgan Stanley Capital Group Inc. who serve on the board of directors of TransMontaigne Inc., which is the indirect owner of our general partner.

        To fill the resulting vacancies, the following individuals were appointed to the board of directors of our general partner, effective March 17, 2008: Duke R. Ligon as an independent director and Olav Refvik and Stephen R. Munger as affiliated directors. Mr. Munger was also appointed to serve as Chairman of the board of directors of our general partner. Based upon these appointments, and the anticipated appointment of a new independent director to fill the vacancy created by the resignation of William S. Dickey as a director of our general partner effective January 1, 2008, the board of directors of our general partner will be comprised of seven directors, three of who are affiliated directors and four of who are independent directors. Set forth below is (1) a list of the directors and the committees of the board of directors of our general partner upon which such directors are expected to serve, effective March 17, 2008, and (2) the biographies of the newly appointed directors:

Name	Title
Stephen R. Munger	Affiliated Director and Chairman of the Board
Olav Refvik	Affiliated Director
Javed Ahmed	Affiliated Director
Duke R. Ligon	Independent Director and a member of the Audit Committee, Conflicts Committee and the Compensation Committee
Jerry R. Masters	Independent Director, Chairman of the Audit Committee, Chairman of the Compensation Committee and a member of the Conflicts Committee
David A. Peters	Independent Director, Chairman of the Conflicts Committee and a member of the Audit Committee

        Stephen R. Munger, age 50, was appointed to serve as a member of the board of directors, effective March 17, 2008 and will also serve as Chairman. Mr. Munger has served as the Co-Chairman of the Mergers & Acquisitions Department of Morgan Stanley since 2003, having served as the operating Co-Head from 1999 through 2003. Mr. Munger has also served as Chairman of the Morgan Stanley Global Energy Group since 2004. Mr. Munger was named a Managing Director of Morgan Stanley in 1992, and joined Morgan Stanley in 1988, having previously worked in the Mergers & Acquisition Department of Merrill Lynch. Mr. Munger is a graduate of Dartmouth College and the Wharton School of Business.

        Olav Refvik was appointed to serve as a member of the board of directors, effective March 17, 2008. Mr. Refvik is a Managing Director of Morgan Stanley. He is currently Head of Global Oil Liquids in Commodities. Mr. Refvik joined the firm in 1990 as Vice President, became Executive Director in 1991 and Managing Director in 1996. Prior to joining Morgan Stanley, Mr. Refvik was employed at Statoil (1981-1990). He spent his last six years at the company as Head of Oil Products Trading in London and New York. Mr. Refvik graduated from The Norwegian School of Business and Economics in Bergen, Norway in 1981.

        Duke R. Ligon, age 66, was appointed to serve as a member of the board of directors, effective March 17, 2008, and will serve as a member of the audit committee, conflicts committee and the compensation committee of the board of directors. Since February 2007, Mr. Ligon has served in the capacity of Strategic Advisor to Love's Travel Stops & Country Stores, Inc., based in Oklahoma City, and has acted as Executive Director of the Love's Entrepreneurship Center at Oklahoma City University. From January 1997 to February 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation, based in Oklahoma City, and was a member of the Executive Management Committee. From 1995 to February 1997, Mr. Ligon was a partner in the law firm of Mayer, Brown & Platt, based in New York City. Mr. Ligon holds a Juris Doctor degree from the University of Texas School of Law and has been admitted to the Bars of the District of Columbia, Oklahoma and New York. Mr. Ligon has served as a director of Panhandle Oil and Gas Inc. since August 2007.

        Following the resignations of Messrs. Anderson, Shaffer and Utsler, the board of directors of our general partner appointed Mr. Ligon to fill the resulting vacancies on each of the audit committee and conflicts committee created by the resignation of Rex L. Utsler, effective March 17, 2008. The board of directors of our general partner has affirmatively determined that Mr. Ligon, based upon his education and experience, is financially literate for the purposes of qualifying to serve on the audit committee as required by Section 303A.07 of the NYSE Listed Company Manual, and satisfies the independence standards set forth under Section 303A.02 of the NYSE Listed Company Manual. In addition, the board of directors of our general partner appointed Mr. Ligon to fill the resulting vacancy on the compensation committee created by the resignation of Mr. Shaffer, effective March 17, 2008.

        Due to the resignation of Mr. Shaffer, the board of directors of our general partner selected Mr. Peters to preside as chairman of the executive session meetings of the board of directors of our general partner effective March 17, 2008. Beginning on March 17, 2008, unitholders and other interested parties may communicate with Mr. Peters in his capacity as chairman of the executive session meetings of the board of directors of our general partner in the manner described under "—Communications by Unitholders" below.

        Messrs. Anderson, Shaffer and Utsler abstained from the foregoing committee appointments and independence determinations since the new director appointments will become effective following the resignations of each of Messrs. Anderson, Shaffer and Utsler.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Reporting Persons are also required by SEC regulations to furnish TransMontaigne Partners with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Jerry R. Masters, David A. Peters and Rex L. Utsler, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, it auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

        Based upon his education and employment experience as more fully detailed in Mr. Masters' biography set forth above, Mr. Masters has been designated by the board as the audit committee's financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934.

Conflicts Committee

        Messrs. Masters, Utsler, Peters and Shaffer currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which directors of our general partner are granted equity-based awards, and (2) which considers the allocation of incentive payment grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors has ratified and approved. Messrs. Shaffer, Masters and Peters currently serve on the compensation committee.

Compensation Committee Report

        The compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis under "Item 11. Executive Compensation" of this annual report. Based on such review and discussions, the Compensation Committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE
D. Dale Shaffer, Chair Jerry R. Masters David A. Peters

Corporate Governance Guidelines; Code of Business Conduct and Ethics

        The board of directors of our general partner has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

        The audit committee has adopted a Code of Business Conduct and Ethics, which the board of directors of our general partner has ratified and approved. The Code of Business Conduct applies to all employees of TransMontaigne Services Inc. acting on behalf of our general partner and to the officers and directors of our general partner. The audit committee has also adopted, and the board of directors of our general partner has ratified and approved, a Code of Ethics for Senior Financial Officers of our

general partner. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of our general partner, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions. The Code of Business Conduct and Code of Ethics for Senior Financial Officers each require prompt disclosure of any waiver of the code for executive officers or directors made by the general partner's board of directors or any committee thereof as required by law or the New York Stock Exchange.

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

New York Stock Exchange Certification

        On April 16, 2007, we provided the New York Stock Exchange with the Annual CEO Certification in accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The purpose of the Annual CEO Certification is to evidence our compliance with the New York Stock Exchange's corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the officers of our general partner employed by TransMontaigne Services Inc. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2007, we paid TransMontaigne Inc. an administrative fee of approximately $7.0 million. In connection with our acquisition of the Southeast facilities on December 31, 2007, the administrative fee was increased to approximately $10.0 million per year. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates up to $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2007, we reimbursed TransMontaigne Services Inc. approximately $1.1 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan.

        Neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, all of which is determined by TransMontaigne Inc. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted to our non-employee directors under TransMontaigne Services Inc.'s long-term incentive plan. To the extent that awards of phantom units granted under TransMontaigne Services Inc.'s long-term incentive plan are replaced with common units purchased by TransMontaigne Services Inc. on the open market, we will reimburse TransMontaigne Services Inc. for the purchase price of such units.

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2007, elements of compensation for our executive officers consisted of the following:

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

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2007, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.

        We believe that TransMontaigne Inc.'s compensation policies allow it to attract, motivate and retain high quality, talented individuals with the skills and competencies we require. In addition, the TransMontaigne Services Inc.'s savings and retention plan is intended to align the long-term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards is deemed invested in our common units.

Employment and Other Agreements

        We have not entered into any employment agreements with any officers of our general partner.

COMPENSATION OF DIRECTORS

        Officers of our general partner or its affiliates who also serve as directors of our general partner will not receive additional compensation. Directors who are not officers or employees of our general partner or its affiliates will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on each of the four successive anniversaries of the date of grant (with vesting to be accelerated upon a change of control). Directors who are employees, but not officers of our general partner or its affiliates, will receive an annual grant of 2,000 restricted phantom units, but not the $30,000 annual cash retainer. The restricted phantom units will be replaced upon vesting on a one-for-one basis with our common units, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. The awards provide that the restricted phantom units will vest in four equal annual installments commencing on the first anniversary of the grant date or earlier upon a change of control. Dividends are paid on restricted phantom units at the same rate as on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table provides information concerning the compensation of our general partner's directors for 2007.

Director Compensation Table for 2007

Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	All Other Compensation ($) (g)	Total ($) (h)
Donald H. Anderson(2)	—	$71,000	$100,000	$171,000
William S. Dickey(3)	—	—	—	—
Javed Ahmed(4)	—	—	—	—
Jerry R. Masters	$30,000	$71,000	—	$101,000
David A. Peters	$30,000	$71,000	—	$101,000
D. Dale Shaffer	$30,000	$71,000	—	$101,000
Rex L. Utsler	$30,000	$71,000	—	$101,000

(1)
The dollar amount reflected in the "Stock Awards" column reflects the aggregate grant date value of the restricted phantom units, computed in accordance with FAS 123(R). The grant date value is equal to the closing price of our unrestricted common units on March 30, 2007, the last trading day prior to the grant date, of $35.50. The restricted phantom units vest in 25% increments on each of the four successive anniversaries of the date of grant (with vesting to be accelerated upon a change of control).

(2)
Mr. Anderson served as the Chief Executive Officer of our general partner until September 1, 2006. Because he remains an employee of an affiliate of our general partner, he received no compensation for service as a director of our general partner during 2007, but was eligible to receive an annual award of 2,000 restricted phantom units. During 2007, Mr. Anderson received $100,000 as compensation for his services as a non-executive employee of TransMontaigne Services Inc.

(3)
Mr. Dickey served as the Executive Vice President and Chief Operating Officer of our general partner and, therefore, was not entitled to receive additional compensation for service as a director of our general partner. Mr. Dickey resigned as a director and executive officer of our general partner on January 1, 2008.

(4)
Because Mr. Ahmed is an employee of an affiliate of our general partner, he receives no additional compensation for service as a director of our general partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation committee of our general partner primarily administers our long-term incentive plan, including the selection of the individuals to be granted awards from among those eligible to participate. During the year ended December 31, 2007, the compensation committee of our general partner awarded 10,000 restricted phantom units to certain directors of our general partner. In addition, the compensation committee considers the proposed allocations of awards among the key employees of TransMontaigne Inc. and its affiliates under the savings and retention plan to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. There are no compensation committee interlocks.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007. The plan is administered by the board of directors of TransMontaigne Inc. or such other persons appointed by the board. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2007, the three investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) an equity index fund under which participant amounts are deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (3) a fund under which a participant's account is deemed invested in our common units, with all distributions automatically reinvested in common units. For the year ended December 31, 2007, we reimbursed TransMontaigne Services Inc. approximately $1.1 million for bonus awards under the plan. Effective January 1, 2008, TransMontaigne Inc. amended and restated the savings and retention plan for new awards from and after the effective date. Among other revisions to the plan, the amendments added an additional investment fund, the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our non-officer directors. Following the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group and the establishment of the savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the non-officer directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2007, the compensation committee of the board of directors of our general partner awarded 10,000 restricted phantom units to non-officer directors of our general partner under the plan. During the year ended December 31, 2007, no awards were made under the plan to officers of TransMontaigne Services Inc.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. The long-term incentive plan currently permits the grant of awards covering an aggregate of 491,790 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. The plan is administered by the compensation committee of the board of directors of our general partner.

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

        Restricted Units and Restricted Phantom Units.    A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A restricted phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and restricted phantom units to employees, consultants and non-employee directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and restricted phantom units granted to employees, consultants and non-employee directors will vest. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and restricted phantom units will vest upon a change of control of us, our general partner or TransMontaigne Inc.

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

        Unit Options and Unit Appreciation Rights.    The long-term incentive plan permits the grant of options covering common units and the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the compensation committee in its discretion. The long-term incentive plan permits grants of unit options and unit appreciation rights to employees, consultants and non-employee directors containing such terms as the compensation committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit options and unit appreciation rights will become exercisable upon a change in control of us, our general partner or TransMontaigne Inc., unless provided otherwise by the compensation committee.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of units as of March 3, 2008 by each director of our general partner, and by each individual serving as an executive officer of our general partner as of March 3, 2008, by each person known by us to own more than 5% of the outstanding units, and by all directors and those serving as executive officers as of March 3, 2008 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 12,444,566 limited partnership units outstanding as of March 3, 2008, consisting of 9,122,300 common units and 3,322,266 subordinated units. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of March 3, 2008 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total units beneficially owned(1)
TransMontaigne Inc.(2)	—	—	2,872,266	86.5%	23.1%
Morgan Stanley Strategic Investments, Inc.(3)	—	—	450,000	13.5%	3.6%
Swank Capital, LLC(4)	2,163,833	23.7%	—	—	17.4%
Neuberger Berman Inc.(5)	776,971	8.5%	—	—	6.2%
Donald H. Anderson(6)(7)	32,200	*	—	—	*
Frederick W. Boutin(8)	30,200	*	—	—	*
Erik B. Carlson	31,000	*	—	—	*
Deborah A. Davis(8)	3,544	*	—	—	*
William S. Dickey(7)	40,000	*	—	—	*
Randall J. Larson(8)	35,200	*	—	—	*
Javed Ahmed	—	—	—	—	—
Jerry R. Masters(9)	18,500	*	—	—	*
David A. Peters(9)	16,100	*	—	—	*
Gregory J. Pound(8)	8,038	*	—	—	*
D. Dale Shaffer(7)	6,700	*	—	—	*
Rex L. Utsler(7)	10,600	*	—	—	*
Duke Ligon(7)	—	—	—	—	—
Olav Refvik(7)	—	—	—	—	—
Stephen R. Munger(7)	—	—	—	—	—
All directors, director nominees and executive officers as a group (15 persons)	232,082	2.5%	—	—	1.9%

*
Less than 1%.

(1)
The subordinated units included in this column are not convertible into common units within 60 days of March 3, 2008, but are included to reflect the total percentage beneficial interest held by each unitholder in all of our outstanding limited partnership units.

(2)
The subordinated units beneficially owned by TransMontaigne Inc. are held by TransMontaigne Holding Inc. TransMontaigne Inc. is the indirect parent company of TransMontaigne Holding Inc. and may, therefore, be deemed to beneficially own the units held by each of them. Does not include the 2% general partnership interest and related incentive distribution rights held by our general partner, which are not considered "units" for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a "unitholder." The address of TransMontaigne Inc. is 1670 Broadway, Suite 3100, Denver, Colorado 80202.

(3)
The address of Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(4)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, Swank Energy Income Advisors, LP, which we refer to as Swank Advisors, has shared voting and dispositive powers over 2,163,833 common units. Swank Capital, LLC, as the general partner of Swank Advisors, and Mr. Swank as the principal of Swank Capital, LLC, have sole voting or dispositive powers over the 2,163,833 common units held by Swank Advisors. The address of each of Swank Advisors, Swank Capital, LLC and Mr. Swank is 3300 Oak Lawn Avenue, Suite 650, Dallas, Texas 75219.

(5)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 12, 2008, Neuberger Berman Inc. owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management Inc. Neuberger Berman, LLC and Neuberger Berman Management Inc. both have the shared power to make decisions whether to retain or dispose and vote of 776,971 common units. Neuberger Berman, LLC has the shared power to dispose, but not vote, 78,793 common units. Neuberger Berman, LLC and Neuberger Berman Management Inc. serve as a sub-adviser and investment manager, respectively, of Neuberger Berman's various mutual funds which hold such units in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer. The holdings of Lehman Brothers Asset Management LLC, an affiliate of Neuberger Berman LLC, are also aggregated to comprise the holdings referenced herein. The address of each entity above is 605 Third Avenue, New York, New York 10158.

(6)
Held in trust for the benefit of Mr. Anderson's family. Mr. Anderson is the trustee of the trust with sole power to vote and dispose such units.

(7)
Mr. Dickey resigned as a director and executive officer of our general partner on January 1, 2008. On March 5, 2008, Messrs. Anderson, Shaffer and Utsler each tendered their resignation as a director of our general partner, effective March 17, 2008. The board of directors of our general partner accelerated the vesting of the 2,000 restricted phantom units issued to each of Messrs. Anderson, Shaffer and Utsler under the TransMontaigne Services Inc. long-term incentive plan. The acceleration will be effective on March 17, 2008, the date of their resignation from the board of our general partner. In connection with the foregoing resignations, our general partner appointed Olav Refvik, Duke Ligon and Stephen R. Munger to the board of directors of the general partner, effective March 17, 2008.

(8)
Excludes 6,546 phantom common units granted to Mr. Boutin, 2,729 phantom common units granted to Ms. Davis, 17,456 phantom common units granted to Mr. Larson, and 4,364 phantom common units granted to Mr. Pound pursuant to the TransMontaigne Services Inc. savings and retention plan. The foregoing phantom units vest 50% on January 1, 2009 and 50% on January 1, 2010, but are subject to earlier vesting as described under "—Savings and Retention Plan" above.

(9)
Includes 500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2008. Excludes 1,500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2007.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	10,000	—	306,290

Total	10,000	—	306,290

(1)
As of December 31, 2007, the long-term incentive plan permits the grant of awards covering an aggregate of 491,790 units, of which 185,500 had been granted since the inception of the plan. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2008 fiscal year a total of 740,681 units are available for issuance under the plan. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 12 to Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

        Our conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne Inc. or the modification of a material agreement between us and TransMontaigne Inc. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition the conflicts committee has the authority to engage outside advisors to assist it in makings its determinations. For example, in approving our acquisition of the Southeast facilities from TransMontaigne Inc., the conflicts committee engaged, and obtained a fairness opinion from, an independent outside financial advisor.

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

RELATIONSHIP AND AGREEMENTS WITH TRANSMONTAIGNE INC. AND ITS AFFILIATES

        TransMontaigne Inc. controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. TransMontaigne Inc. is an indirect wholly owned subsidiary of Morgan Stanley. As of March 3, 2008, affiliates of TransMontaigne Inc., in the aggregate, owned a 28.2% interest in the partnership, consisting of 3,322,266 subordinated units (representing a 26.2% partnership interest) and a 2% general partner interest.

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

During the year ended December 31, 2007, we distributed approximately $7.0 million to TransMontaigne Inc. and its affiliates. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.3 million on the 2% general partner interest and approximately $5.3 million on their common units and subordinated units.
Payments to our general partner and its affiliates
For the year ended December 31, 2007 we paid TransMontaigne Inc. and its affiliates an administrative fee of $7.0 million with an additional insurance reimbursement of $1.7 million per year for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.1 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. In connection with our acquisition of the Southeast terminal facilities on December 31, 2007, the administrative fee was increased to $10.0 million and the insurance reimbursement was increased to $2.9 million for 2008. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $10.0 million;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of $2.9 million for the provision by TransMontaigne Inc. of certain insurance coverage with respect to our assets and operations;

  •
  our obligation to pay TransMontaigne Inc. an annual reimbursement fee in an amount up to $1.5 million for incentive payment grants to key employees under the TransMontaigne Services Inc. savings and retention plan; and

  •
  TransMontaigne Inc.'s right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, or any storage capacity that becomes available after January 1, 2008.

        Any or all of the provisions of the omnibus agreement, are terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Payment of general and administrative services fee and reimbursement of direct expenses

        Under the omnibus agreement, for the year ended December 31, 2007, we paid TransMontaigne Inc. an annual administrative fee of approximately $7.0 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2007 includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $1.7 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In accordance with this procedure, the administrative fee was increased to approximately $10.0 million and the insurance reimbursement was increased to approximately $2.9 million on December 31, 2007 to reflect an allocation of the additional costs expected to be incurred by TransMontaigne Inc. on our behalf for providing services related to the Southeast facilities. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates up to $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of the our common units, and (ii) that the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group Inc. on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k), pension, and health insurance benefits. For the year ended December 31, 2007, we reimbursed TransMontaigne Inc. approximately $11.3 million for direct expenses it incurred on our behalf, excluding reimbursements for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

Right of First Refusal

        Under the omnibus agreement we have a right of first refusal to purchase TransMontaigne Inc.'s Pensacola, Florida refined petroleum products terminal provided that we agree to pay no less than 105% of the purchase price offered by the third party bidder. The omnibus agreement also provides TransMontaigne Inc. with a right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. These provisions are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group" of this annual report.

Terminaling Services Agreements

        We have entered into various terminaling services agreements with Morgan Stanley Capital Group and TransMontaigne Inc., which are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group—Terminaling Services Agreements" of this annual report.

Acquisition from TransMontaigne Inc.

        On December 31, 2007, we acquired the Southeast facilities from TransMontaigne Inc. for a cash payment of approximately $118.6 million. We financed the acquisition of the Southeast facilities through additional borrowings under our senior secured credit facility. The acquisition was approved by the conflicts committee of the board of directors of our general partner.

Indemnification

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest facilities and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million, and it has no obligation to indemnify us for aggregate losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations.

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

        Under the purchase agreement for the Mobile, Alabama refined product terminal, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets and we have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Mobile, Alabama product terminal following our acquisition of them, including any environmental liabilities occurring after January 1, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations. Indemnifiable losses must first exceed $100,000 and the total indemnification by a party is generally limited to $2.5 million.

        Under the purchase agreement for the River and Brownsville facilities, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets and we have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Brownsville and River facilities following our acquisition of them, including any environmental liabilities occurring after December 31, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations. Indemnifiable losses must first exceed $100,000 and the total indemnification by a party is generally limited to $15.0 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets provided that indemnifiable losses must first exceed $500,000 and total indemnification is generally limited to $15.0 million. We have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the post-closing operations of the Southeast Terminals, including any environmental liabilities occurring after December 31, 2007, to the extent not subject to TransMontaigne Inc.'s indemnification obligations.

Other Relationships

        Effective September 1, 2006, a subsidiary of Morgan Stanley Capital Group Inc. merged with and into TransMontaigne Inc. Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., owns approximately 450,000 of our subordinated units, representing approximately 3.6% of our outstanding limited partner units. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters during our year ending December 31, 2008, Morgan Stanley Strategic Investments, Inc. would receive an annual distribution of approximately $0.7 million on its subordinated units. During fiscal year ended December 31, 2007, Morgan Stanley Strategic Investments, Inc. received $0.9 million of distributions.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        KPMG LLP is our independent auditor. KPMG LLP's accounting fees and services were as follows (in thousands):

	2007	2006
Audit fees(1)	$525,000	$535,000
Audit-related fees(2)	108,000	185,000
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$633,000	$720,000

  (1)
  Represents fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services normally provided by the auditor in connection with statutory and regulatory filings.

  (2)
  Represents fees for professional services provided in connection with the audit of the Southeast terminaling facilities in 2007 and the Brownsville and River terminaling facilities in 2006 for periods prior to their inclusion in our consolidated financial statements.

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

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this annual report.

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears on page 63 of this annual report.

2.
Financial Statement Schedules.    Valuation and qualifying accounts are set forth in Exhibit 99.1 to this annual report. All other schedules are omitted because they are not required, are inapplicable or the required information is included in the financials statements or notes thereto.

3.
Exhibits:    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 17, 2007, among TransMontaigne Partners L.P., TransMontaigne GP L.L.C., Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the Underwriters (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on May 21, 2007)
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
2.3
Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).
3.1
Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2
First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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

10.2
First Amendment to Amended and Restated Senior Secured Credit Facility, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 18, 2007).
10.3
Increased Commitment Supplement, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 18, 2007).
10.4
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
10.5*
Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P.
10.7
TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.9
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.10
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.11
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.12
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**
10.13
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.14
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)
10.15
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007) (1)
10.16*	Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc.(1)
10.17*
Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P.
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
Filed with this annual report.

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
Donald H. Anderson Chairman of the Board

Date: March 7, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ DONALD H. ANDERSON Donald H. Anderson	Chairman of the Board and a Director	March 7, 2008
/s/ RANDALL J. LARSON Randall J. Larson	Chief Executive Officer	March 7, 2008
/s/ GREGORY J. POUND Gregory J. Pound	President and Chief Operating Officer	March 7, 2008
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 7, 2008
/s/ DEBORAH A. DAVIS Deborah A. Davis	Senior Vice President and Chief Accounting Officer	March 7, 2008
/s/ JAVED AHMED Javed Ahmed	Director	March 7, 2008
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 7, 2008
/s/ DAVID A. PETERS David A. Peters	Director	March 7, 2008
/s/ D. DALE SHAFFER D. Dale Shaffer	Director	March 7, 2008
/s/ REX L. UTSLER Rex L. Utsler	Director	March 7, 2008

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 17, 2007, among TransMontaigne Partners L.P., TransMontaigne GP L.L.C., Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the Underwriters (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on May 21, 2007)
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
2.3
Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).
3.1
Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).
3.2
First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
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
10.2
First Amendment to Amended and Restated Senior Secured Credit Facility, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 18, 2007).
10.3
Increased Commitment Supplement, dated July 12, 2007, by and among TransMontaigne Operating Company L.P., Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 18, 2007).

10.4
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
10.5*
Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P.
10.7
TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.9
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.10
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.11
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.12
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**
10.13
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).
10.14
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)
10.15
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007) (1)
10.16*	Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc.(1)
10.17*
Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P.
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
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934