Form 10-Q
period 2008-03-31
TransMontaigne Partners L.P.
filed 2008-05-08
CIK 1319229

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

(303) 626-8200
(Telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         As of April 30, 2008, there were 9,122,300 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2008 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2007, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2008 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three months ended March 31, 2008:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  Coastal Terminals L.L.C.

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal S. de R.L. de C.V.

  •
  Tergas, S. de R.L.de C.V.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,643	$1,604
Trade accounts receivable, net	5,874	4,409
Due from TransMontaigne Inc.	—	1,790
Due from Morgan Stanley Capital Group	2,422	918
Other current assets	4,214	2,874

	21,153	11,595
Property, plant and equipment, net	424,763	417,827
Goodwill	24,737	24,737
Other assets, net	6,983	6,659

	$477,636	$460,818

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$14,547	$2,545
Due to TransMontaigne Inc.	795	—
Other accrued liabilities	15,112	13,443

	30,454	15,988
Long-term debt	135,000	132,000

Total liabilities	165,454	147,988

Partners' equity:
Common unitholders	249,952	250,351
Subordinated unitholders	58,692	58,819
General partner interest	3,538	3,660

	312,182	312,830

	$477,636	$460,818

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended March 31,
	2008	2007
Revenue:
External customers	$11,815	$13,953
Affiliates	22,009	18,747

	33,824	32,700

Costs and expenses:
Direct operating costs and expenses	(15,467)	(13,945)
Direct general and administrative expenses	(1,073)	(894)
Allocated general and administrative expenses	(2,507)	(2,456)
Allocated insurance expense	(713)	(717)
Reimbursement of bonus awards	(375)	—
Depreciation and amortization	(5,733)	(4,965)

Total costs and expenses	(25,868)	(22,977)

Operating income	7,956	9,723
Other income (expenses):
Interest income	23	5
Interest expense	(1,626)	(3,787)
Amortization of deferred financing costs	(151)	(129)

Total other expenses	(1,754)	(3,911)

Net earnings	6,202	5,812
Less:
Earnings attributable to predecessor	—	(3,353)
General partner interest in net earnings	(204)	(49)

Net earnings allocable to limited partners	$5,998	$2,410

Net earnings per limited partners' unit—basic	$0.48	$0.33

Net earnings per limited partners' unit—diluted	$0.48	$0.33

Weighted average limited partners' units outstanding—basic	12,443	7,295

Weighted average limited partners' units outstanding—diluted	12,443	7,295

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2007

and three months ended March 31, 2008

(In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Total
Balance December 31, 2006	$167,466	$72,852	$4,866	$147	$245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	6,273	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	(19,679)
Amortization of deferred equity-based compensation related to restricted common units	—	66	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	49,448	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,253	4,543	302	25,142

Balance December 31, 2007	—	250,351	58,819	3,660	312,830
Distributions to unitholders	—	(4,749)	(1,728)	(326)	(6,803)
Amortization of deferred equity-based compensation related to restricted phantom units	—	18	—	—	18
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	—	(49)	—	—	(49)
Repurchase of 560 common units by our long-term incentive plan	—	(16)	—	—	(16)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for the three months ended March 31, 2008	—	4,397	1,601	204	6,202

Balance March 31, 2008	$—	$249,952	$58,692	$3,538	$312,182

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$6,202	$5,812
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,733	4,965
Amortization of deferred equity-based compensation	18	—
Reversal of previously recognized equity-based compensation	(49)	—
Amortization of deferred financing costs	151	129
Amounts due under long-term terminaling services agreements	(423)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(1,465)	(2,683)
Due from TransMontaigne Inc. and Morgan Stanley Capital Group	1,081	(2,821)
Other current assets	(1,340)	(221)
Trade accounts payable	7,082	1,290
Other accrued liabilities	1,467	1,412

Net cash provided by operating activities	18,457	7,883

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(6,634)	(2,927)
Additions to property, plant and equipment—maintain existing facilities	(939)	(2,571)
Additions to other assets	(26)	(4)

Net cash (used in) investing activities	(7,599)	(5,502)

Cash flows from financing activities:
Net borrowings of debt	3,000	79
Reimbursement of deferred financing costs	—	27
Distributions paid to unitholders	(6,803)	(3,201)
Repurchase of common units for long-term incentive plan	(16)	—
Net distributions and repayments to TransMontaigne Inc. ("Predecessor")	—	(2,395)

Net cash (used in) financing activities	(3,819)	(5,490)

Increase (decrease) in cash and cash equivalents	7,039	(3,109)
Cash and cash equivalents at beginning of period	1,604	3,462

Cash and cash equivalents at end of period	$8,643	$353

Supplemental disclosures of cash flow information:
Cash paid for interest	$857	$3,506

Trade accounts payable related to additions to property, plant and equipment	$4,920	$—

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined products terminaling and transportation facilities. We conduct our operations in the United States primarily along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2008, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)
Basis of presentation and use of estimates

        The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2008.

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

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal and pipeline operations prior to their acquisition by

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, twelve terminals along the Mississippi and Ohio Rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million (See Note 3 of Notes to consolidated financial statements). On December 31, 2007, we acquired from TransMontaigne Inc. twenty-two terminals along the Colonial and Plantation Pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million (see Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006, (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.7 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $nil for the three months ended March 31, 2008 and 2007, respectively.

(c)
Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenues in our terminal and pipeline operations from throughput fees, storage fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services, and gains from the sale of refined products. Throughput revenue is recognized when the product is delivered to the customer; storage revenue is recognized ratably over the term of the storage contract; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred to TransMontaigne Inc. or Morgan Stanley Capital Group.

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

        At March 31, 2008 and December 31, 2007, we have accrued environmental obligations of approximately $1,055,000 and $1,064,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the three months ended March 31, 2008, we made payments of approximately $9,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(h)
Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

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

        Pursuant to the partnership agreement an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the three months ended March 31, 2008, our net earnings per limited partners' unit exceeded $0.44, resulting in approximately $80,000 of additional earnings being allocated to our general partner. For the three months ended March 31, 2007, our net earnings per limited partners' unit did not exceed $0.44, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings.

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

        At its March 26, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue 07-4, "Two-Class EPS Method for Master Limited Partnerships." EITF 07-4 addresses the computation of earnings per limited partnership unit for master-limited-partnerships that consist of publicly traded common units held by limited partners, a general-partner interest, and incentive distribution rights that are accounted for as equity interests. The consensus states that the earnings allocable to the general-partner interest, including the incentive distribution rights, should be based on "available cash" for the period as defined in the partnership agreement. The earnings allocable to the general-partner interest, including the incentive distribution rights, for the period would be limited to the amount of "available cash" distributable to the general-partner interest, including the incentive distribution rights, for the period. The consensus is effective for fiscal years beginning after December 15, 2008. When adopted, the consensus will be applied retrospectively to all periods presented. TransMontaigne Partners will adopt the consensus reached on EITF 07-4 effective January 1, 2009 with the presentation of net earnings per limited partner unit for

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the three months ended March 31, 2009. We expect that the adoption of EITF 07-4 will result in an increase to the reported earnings allocable to the general-partner interest, including the incentive distribution rights and, therefore, a reduction in earnings allocable to limited partners and lower reported net earnings per limited partners' unit.

(k)
Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At March 31, 2008, the annual administrative fee payable to TransMontaigne Inc. was approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At March 31, 2008, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipeline and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates up to $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $30.3 million for the contract year ending May 31, 2008 (approximately $32.2 million for the contract year ending May 31, 2009); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput payment also is subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils. On April 1, 2008, we amended the terminaling services agreement with Morgan Stanley Capital Group to reduce Morgan Stanley Capital Group's minimum revenue commitment to approximately $1.5 million per year in exchange for Morgan Stanley Capital Group returning approximately 200,000 barrels of storage capacity.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. Effective January 1, 2008, we amended the terminaling services agreement with TransMontaigne Inc. to reduce TransMontaigne Inc.'s minimum revenue commitment to $0.7 million per year in exchange for entering into transportation and terminaling agreements to deliver natural gas liquids to Matamoros, Mexico. TransMontaigne Inc.'s minimum revenue commitment will increase to approximately $1.6 million per year when we increase the LPG storage capacity at our Brownsville LPG terminal to approximately 34,000 barrels.

        Terminaling Services Agreement—Matamoros LPG.    Effective January 1, 2008, we entered into a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

$0.8 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 6,000 barrels of natural gas liquids storage capacity.

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

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $31.6 million for the contract year ending December 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals.

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

(3) ACQUISITIONS

        Mexican LPG Operations.    Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company for a cash payment of approximately $9.0 million. These LPG assets complement our existing LPG storage facilities in Brownsville, Texas. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Mexican LPG operations from December 31, 2007.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(3) ACQUISITIONS (Continued)

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(3) ACQUISITIONS (Continued)

        Our basis in the assets and liabilities of the Southeast terminals are as follows (in thousands):

	December 31, 2007	December 31, 2006	September 1, 2006
Cash	$5	$5	$5
Trade accounts receivable	—	2,865	2,277
Other current assets	973	881	762
Property, plant and equipment	172,526	166,540	167,931
Other assets, net	33	33	33
Trade accounts payable	—	(2,585)	(2,197)
Due to TransMontaigne Inc.	(221)	—	—
Other accrued liabilities	(5,269)	(273)	(373)

Predecessor equity	$168,047	$167,466	$168,438

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

        As a condition to our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to fund and construct in the future certain additional capital improvements to these facilities. We recognized the estimated cost of the additional capital improvements of approximately $6.3 million as an increase to property, plant and equipment and a contribution of partners' equity—subordinated units. During the year ended December 31, 2007, TransMontaigne Inc. funded approximately $0.2 million in capital improvements to the terminals and made a cash payment to us of approximately $6.1 million in satisfaction of its obligation to complete additional capital improvements to the terminals.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(3) ACQUISITIONS (Continued)

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the three months ended March 31, 2008 and 2007, we did not increase the allowance for doubtful accounts.

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade accounts receivable	$6,024	$4,559
Less allowance for doubtful accounts	(150)	(150)

	$5,874	$4,409

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended March 31, 2008	Three months ended March 31, 2007
TransMontaigne Inc. and Morgan Stanley Capital Group	65%	57%
Valero Supply and Marketing Company	9%	10%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2008	December 31, 2007
Additive detergent	$1,784	$1,439
Reimbursements due from the Federal government	724	724
Deposits and other assets	1,706	711

	$4,214	$2,874

        Reimbursements due from the United States government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$52,228	$52,228
Terminals, pipelines and equipment	418,560	406,585
Furniture, fixtures and equipment	1,186	1,186
Construction in progress	21,110	20,592

	493,084	480,591
Less accumulated depreciation	(68,321)	(62,764)

	$424,763	$417,827

(7) GOODWILL

        Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31. Goodwill is as follows (in thousands):

	March 31, 2008	December 31, 2007
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations	1,502	1,502

	$24,737	$24,737

        The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). TransMontaigne Inc.'s carryover basis in the Brownsville and River terminals is derived from the application of push-down accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(7) GOODWILL (Continued)

Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville and River terminals.

        The adjusted purchase price for the acquisition of the Mexican LPG operations from Rio Vista Energy Partners L.P. was allocated to the identifiable assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. Goodwill of approximately $1.5 million represents the excess of our adjusted purchase price over the fair value of the identifiable assets acquired attributable to the Mexican LPG operations.

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2008	December 31, 2007
Deferred financing costs, net of accumulated amortization of $1,387 and $1,236, respectively	$2,243	$2,394
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $488 and $411, respectively	3,211	3,288
Coastal Fuels trade name, net of accumulated amortization of $2,500 and $2,417, respectively	—	83
Amounts due under long-term terminaling services agreements	1,349	724
Deposits and other assets	180	170

	$6,983	$6,659

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

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2008 and December 31, 2007, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $1.3 million and $0.7 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	March 31, 2008	December 31, 2007
Accrued property taxes	$1,064	$645
Accrued environmental obligations	1,055	1,064
Customer advances and deposits	6,449	3,889
Interest payable	999	39
Deferred revenue	337	339
Advance payments received under long-term terminaling services agreements	617	415
Due to Rio Vista	495	500
Obligations to repair, maintain or expand Southeast terminals	2,667	4,946
Accrued expenses and other	1,429	1,606

	$15,112	$13,443

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2008 and December 31, 2007, we have billed and collected from certain of our customers approximately $6.4 million and $3.9 million, respectively, in advance of the terminaling services being provided.

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2008 and December 31, 2007, we have received minimum payments that are due through these respective dates in excess of revenue recognized under certain long-term terminaling services agreements resulting in a liability of approximately $0.6 million and $0.4 million, respectively.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million (see Note 3 of Notes to consolidated financial statements). At March 31, 2008 and December 31, 2007, we have a liability of approximately $0.5 million and $0.5 million, respectively, to Rio Vista that is due on December 31, 2008 provided that Rio Vista is in compliance with its representations and warranties contained in the agreement covering our acquisition of the Mexican LPG operations.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At March 31, 2008 and December 31, 2007, we have recognized a liability of approximately $2.7 million and $4.9 million, respectively, as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    At March 31, 2008 and December 31, 2007, our outstanding borrowings under the Senior Secured Credit Facility were approximately $135.0 million and $132.0 million, respectively. At March 31, 2008 and December 31, 2007, our outstanding letters of credit were approximately $105,000 and $130,000, respectively.

        The Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $212.3 million at March 31, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended March 31, 2008, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 5.3%. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The Senior Secured Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Senior Secured Credit Facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times).

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Allocation of predecessor equity in exchange for units	120,000	2,872,266	148,873
Initial public offering of common units	3,852,500	—	—
Private placement of subordinated units	—	450,000	—

Units outstanding at December 31, 2006 and 2005	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007 and March 31, 2008	9,122,300	3,322,266	253,971

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 740,681 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of March 31, 2008, 549,181 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. As of March 31, 2008, TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased approximately 2,240 common units pursuant to the program.

        On March 17, 2008, we purchased a total of 6,000 restricted phantom units from Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler in exchange for their resignation as members of the Board of Directors of our general partner. The aggregate consideration paid to the former directors of approximately $163,000 is included in direct general and administrative expenses for the three months ended March 31, 2008.

        On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the non-officer directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.2 million and $0.4 million associated with the March 2008 and March 2007 grants, respectively. Amortization (reversal) of deferred equity-based compensation of approximately $(31,000) and $nil is included in direct general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At March 31, 2008, we have contractual commitments of approximately $24.2 million for the supply of services, labor and materials related to capital projects that currently are under development.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(13) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At March 31, 2008, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2008 (remainder of the year)	$544
2009	697
2010	641
2011	259
2012	137
Thereafter	1,063

$3,341

        Rental expense under operating leases was approximately $340,000 and $200,000 for the three months ended March 31, 2008 and 2007, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Basic weighted average units	12,443	7,295
Dilutive effect of restricted phantom units	—	—

Diluted weighted average units	12,443	7,295

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. Approximately 9,000 units of restricted phantom units were excluded from the dilutive earnings per share computation for the three months ended March 31, 2008, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2008, the restricted phantom units were excluded because the unamortized deferred compensation exceeded the average quoted market price of our common units. There were no anti-dilutive securities for the three months ended March 31, 2007.

(15) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner's chief executive officer ("CEO"). Our general partner's CEO reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenues less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals (iv) River terminals and (v) Southeast terminals.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Gulf Coast Terminals:
Throughput and additive injection fees, net	$7,224	$7,033
Storage	2,243	2,822
Other	2,659	937

Revenues	12,126	10,792
Direct operating costs and expenses	(5,865)	(4,359)

Net margins	6,261	6,433

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	788	614
Pipeline transportation fees	255	574
Other	66	563

Revenues	1,109	1,751
Direct operating costs and expenses	(344)	(634)

Net margins	765	1,117

Brownsville Terminals:
Throughput and additive injection fees, net	2,250	1,501
Storage	810	1,446
Pipeline transportation fees	883	—
Other	1,143	1,039

Revenues	5,086	3,986
Direct operating costs and expenses	(2,886)	(2,032)

Net margins	2,200	1,954

River Terminals:
Throughput and additive injection fees, net	668	1,035
Storage	3,900	3,496
Other	116	136

Revenues	4,684	4,667
Direct operating costs and expenses	(1,631)	(1,779)

Net margins	3,053	2,888

Southeast Terminals:
Throughput and additive injection fees, net	8,220	8,294
Storage	730	1,322
Other	1,869	1,888

Revenues	10,819	11,504
Direct operating costs and expenses	(4,741)	(5,141)

Net margins	6,078	6,363

Total net margins	$18,357	$18,755

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

Total net margins	$18,357	$18,755
Direct general and administrative expenses	(1,073)	(894)
Allocated general and administrative expenses	(2,507)	(2,456)
Allocated insurance expense	(713)	(717)
Reimbursement of bonus awards	(375)	—
Depreciation and amortization	(5,733)	(4,965)

Operating income	7,956	9,723
Other income (expense), net	(1,754)	(3,911)

Net earnings	$6,202	$5,812

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue from external customers	$2,972	$226	$3,150	$4,611	$856	$11,815
Revenue from TransMontaigne Inc. and Morgan Stanley Capital Group	9,154	883	1,936	73	9,963	22,009

Revenue	$12,126	$1,109	$5,086	$4,684	$10,819	$33,824

Identifiable assets	$123,248	$10,217	$66,765	$65,832	$175,459	$441,521

Capital expenditures	$3,468	$373	$3,090	$171	$471	$7,573

	Three months ended March 31, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue from external customers	$3,610	$237	$3,042	$4,667	$2,397	$13,953
Revenue from TransMontaigne Inc. and Morgan Stanley Capital Group	7,182	1,514	944	—	9,107	18,747

Revenue	$10,792	$1,751	$3,986	$4,667	$11,504	$32,700

Identifiable assets	$116,156	$10,753	$49,726	$67,816	$168,324	$412,775

Capital expenditures	$1,900	$42	$760	$48	$2,748	$5,498

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed on March 10, 2008 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2008

        On January 7, 2008, we announced changes to the Board of Directors and senior management team of TransMontaigne GP L.L.C., the general partner of the Partnership. The following officer appointments became effective January 1, 2008: Gregory J. Pound as President and Chief Operating Officer of our general partner and operating subsidiaries; Frederick W. Boutin as Chief Financial Officer of our general partner and operating subsidiaries; and Deborah A. Davis as Chief Accounting Officer of our general partner and operating subsidiaries. Randall J. Larson will continue to serve as Chief Executive Officer of our general partner and operating subsidiaries. Also effective January 1, 2008, William S. Dickey resigned as Executive Vice President, Chief Operating Officer and member of the board of directors of the general partner.

        On January 18, 2008, we announced a distribution of $0.52 per unit payable on February 5, 2008 to unitholders of record on January 31, 2008.

        On March 10, 2008, we announced that additional changes had been made to the Board of Directors of the general partner. Following the March 5, 2008 meeting of the Board of Directors of the general partner, Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler resigned as members of the Board of Directors of the general partner, all to be effective as of March 17, 2008. These changes were requested by representatives of Morgan Stanley Capital Group who serve on the Board of Directors of TransMontaigne Inc., which is the indirect owner of the general partner. To fill certain of the resulting vacancies, the general partner announced the appointment of Stephen R. Munger, Olav N. Refvik and Duke R. Ligon to serve as directors of the general partner, effective as of March 17, 2008. There remains one vacancy on the Board of Directors of the general partner to be filled with an independent director.

SUBSEQUENT EVENTS

        On April 18, 2008, we announced a distribution of $0.57 per unit payable on May 6, 2008 to unitholders of record on April 30, 2008.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

        At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, twelve terminals along the Mississippi and Ohio Rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million (See Note 3 of Notes to consolidated financial statements). On December 31, 2007, we acquired from TransMontaigne Inc. twenty-two terminals along the Colonial and Plantation Pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million (see Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006, (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Three months ended March 31,
	2008	2007
Throughput and additive injection fees, net	$19,150	$18,477
Terminaling storage fees	7,683	9,086
Pipeline transportation fees	1,138	574
Management fees and reimbursed costs	450	403
Other	5,403	4,160

Revenue	$33,824	$32,700

        The revenue of our business segments were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$12,126	$10,792
Midwest terminals and pipeline system	1,109	1,751
Brownsville terminals	5,086	3,986
River terminals	4,684	4,667
Southeast terminals	10,819	11,504

Revenue	$33,824	$32,700

        Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company. The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the three months ended March 31, 2008, the Mexican LPG operations generated approximately $1.1 million of revenue attributable to our Brownsville terminals.

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

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$7,224	$7,033
Midwest terminals and pipeline system	788	614
Brownsville terminals	2,250	1,501
River terminals	668	1,035
Southeast terminals	8,220	8,294

Throughput and additive injection fees, net	$19,150	$18,477

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the three months ended March 31, 2008, the Mexican LPG operations generated approximately $0.2 million of throughput and additive injection fees, net attributable to our Brownsville terminals.

        Included in the terminal throughput fees for the three months ended March 31, 2008 and 2007, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $17.0 and $14.6 million, respectively.

        Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$2,243	$2,822
Midwest terminals and pipeline system	—	—
Brownsville terminals	810	1,446
River terminals	3,900	3,496
Southeast terminals	730	1,322

Terminaling storage fees	$7,683	$9,086

        Included in the terminaling storage fees for the three months ended March 31, 2008 and 2007, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $0.1 million and $1.1 million, respectively.

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline and Diamondback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback Pipeline and the Diamondback Pipeline. Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback Pipeline, from Rio Vista. For the three months ended March 31, 2008, the Mexican LPG operations generated approximately $0.9 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the three months ended March 31, 2008 and 2007, are fees charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $1.1 million and $0.6 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of their proportionate share of operating and maintenance costs. We also manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$30	$42
Midwest terminals and pipeline system	—	—
Brownsville terminals	355	276
River terminals	—	—
Southeast terminals	65	85

Management fees and reimbursed costs	$450	$403

        Other Revenue.    We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. We also recognize gains from the sale of product to our affiliates resulting from the excess of product deposited by certain of our customers into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. Other revenue is composed of the following (in thousands):

	Three months ended March 31,
	2008	2007
Product gains, including product retained under product gain/loss allowance provisions in certain terminaling services agreements	$3,113	$2,469
Steam heating fees	1,399	1,019
Product transfer services	201	156
Railcar storage	151	158
Other	539	358

Other revenue	$5,403	$4,160

        The other revenue by business segments were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$2,629	$895
Midwest terminals and pipeline system	66	563
Brownsville terminals	788	763
River terminals	116	136
Southeast terminals	1,804	1,803

Other revenue	$5,403	$4,160

        Included in other revenue for the three months ended March 31, 2008 and 2007, are amounts charged to TransMontaigne Inc. and Morgan Stanley Capital Group of approximately $3.8 million and $2.5 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Wages and employee benefits	$5,245	$4,327
Utilities and communication charges	2,254	1,873
Repairs and maintenance	5,205	5,060
Office, rentals and property taxes	1,643	1,300
Vehicles and fuel costs	427	559
Environmental compliance costs	383	658
Other	310	190
Less—property and environmental insurance recoveries	—	(22)

Direct operating costs and expenses	$15,467	$13,945

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gulf Coast terminals	$5,865	$4,359
Midwest terminals and pipeline system	344	634
Brownsville terminals	2,886	2,032
River terminals	1,631	1,779
Southeast terminals	4,741	5,141

Direct operating costs and expenses	$15,467	$13,945

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the three months ended March 31, 2008, the Mexican LPG operations incurred approximately $0.3 million of direct operating costs and expenses attributable to our Brownsville terminals.

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

	Three months ended March 31,
	2008	2007
Accounting and tax expenses	$668	$607
Legal expenses	123	194
Independent director fees and investor relations expenses	233	74
Amortization (reversal) of deferred equity-based compensation	(31)	—
Other	80	19

Direct general and administrative expenses	$1,073	$894

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards were approximately $0.4 million and $nil for the three months ended March 31, 2008 and 2007, respectively.

        For the three months ended March 31, 2008 and 2007, depreciation and amortization expense was approximately $5.7 million and $5.0 million, respectively.

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

        Excluding acquisitions, our capital expenditures that were paid in cash for the three months ended March 31, 2008 and 2007, were approximately $7.6 million and $5.5 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures during the year ending December 31, 2008, are estimated to range from $45 million to $55 million, which includes approximately $6.3 million of capital expenditures to maintain our existing facilities. The budgeted capital projects include the following:

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

        Senior Secured Credit Facility.    At March 31, 2008 and December 31, 2007, our outstanding borrowings under the senior secured credit facility were approximately $135.0 million and $132.0 million, respectively. At March 31, 2008 and December 31, 2007, our outstanding letters of credit were approximately $105,000 and $130,000, respectively.

        At March 31, 2008, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $212.3 million at March 31, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test not less than 2.75 times). These financial covenants are based on a defined financial performance measure within the senior secured credit facility known as "Consolidated EBITDA."

        The calculation of the "total leverage ratio," "senior secured leverage ratio" and "interest coverage ratio" contained in the senior secured credit facility is as follows (in thousands, except ratios):

	Three Months Ended
					Twelve Months Ended March 31, 2008
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$12,417	$13,174	$13,767	13,707	$53,065
Consolidated funded indebtedness					$135,000
Total leverage ratio and senior secured leverage ratio					2.54	x
Consolidated EBITDA for the interest coverage ratio	$8,183	$8,940	$9,533	13,707	$40,363
Consolidated interest expense, as stipulated in the credit facility	$2,377	$150	$(9)	$1,603	$4,121
Interest coverage ratio					9.79	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for total leverage ratio	$12,417	$13,174	$13,767	$13,707	$53,065
Less pro forma adjustments	(4,234)	(4,234)	(4,234)	—	(12,702)

Consolidated EBITDA for interest coverage ratio	8,183	8,940	9,533	13,707	40,363
Consolidated interest expense	(2,377)	(150)	9	(1,603)	(4,121)
Effects of our acquisition of Southeast terminals	4,760	4,719	3,353	—	12,832
Reversal of previously recognized equity-based compensation	—	—	—	(49)	(49)
Amounts due under long-term terminaling services agreements	—	—	(724)	(423)	(1,147)
Change in operating assets and liabilities	725	7,558	3,994	6,825	19,102

Cash flows provided by operating activities	$11,291	$21,067	$16,165	$18,457	$66,980

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our Senior Secured Credit Facility. Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At March 31, 2008, we had outstanding borrowings of $135.0 million under our Senior Secured Credit Facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.4 million.

        We generally do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with certain of our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with certain of our customers, we sell the product to TransMontaigne Inc. and Morgan Stanley Capital Group. As a result, we do not have a material direct exposure to commodity price fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 10, 2008, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

  •
  a lack of access to new capital would impair our ability to expand our operations;

  •
  our ability to generate sufficient cash from operations to enable us to pay the minimum quarterly distribution to our unitholders;

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

  •
  a decrease in demand for products in areas served by our terminals and pipelines;

  •
  competition from other terminals and pipelines that may be able to supply our significant customers with terminaling services on a more competitive basis;

  •
  the failure of our existing and future insurance policies to fully cover all risks incident to our business;

  •
  the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;

  •
  conflicts of interest and the limited fiduciary duties of our general partner, which is controlled by TransMontaigne Inc.;

  •
  the control of our general partner may be transferred to a third party without unitholder consent, which could have an adverse impact on our operations

  •
  our failure to avoid federal income taxation as a corporation or the imposition of state level taxation; and

  •
  the impact of current and future laws and governmental regulations, general economic, market or business conditions.

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 10, 2008 for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2008 covered by this report.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units that May Yet Be Purchased Under the Plans or Programs
January	280	$29.48	280	9,720
February	—	—	—	9,720
March	280	$29.28	280	9,440

	560	$29.38	560

All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under our Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. For the three months ended March 31, 2008, we have repurchased 560 common units with approximately $16,453 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

Exhibits:

3.1
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).
10.1
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
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

(1)
Certain provisions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 34b-2 as promulgated under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
	By:	TransMontaigne GP L.L.C., its General Partner
/s/ RANDALL J. LARSON
	By:	Randall J. Larson Chief Executive Officer
/s/ FREDERICK W. BOUTIN
	By:	Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).
10.1	Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Certain provisions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 34b-2 as promulgated under the Securities Exchange Act of 1934.