Form 10-Q
period 2008-06-30
TransMontaigne Partners L.P.
filed 2008-08-08
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

         As of August 5, 2008, there were 9,122,300 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2008 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2007, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2008 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended June 30, 2008:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  Coastal Terminals L.L.C.

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,461	$1,604
Trade accounts receivable, net	6,216	4,409
Due from TransMontaigne Inc.	—	1,790
Due from Morgan Stanley Capital Group	2,157	918
Other current assets	3,054	2,874

	14,888	11,595
Property, plant and equipment, net	429,602	417,827
Goodwill	24,757	24,737
Other assets, net	7,296	6,659

	$476,543	$460,818

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$9,635	$2,545
Due to TransMontaigne Inc.	60	—
Other accrued liabilities	16,162	13,443

	25,857	15,988
Long-term debt	138,500	132,000

Total liabilities	164,357	147,988

Partners' equity:
Common unitholders	249,933	250,351
Subordinated unitholders	58,693	58,819
General partner interest	3,537	3,660
Accumulated other comprehensive income	23	—

	312,186	312,830

	$476,543	$460,818

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
External customers	$12,956	$13,902	$24,771	$27,855
Affiliates	22,136	18,302	44,145	37,049

Total revenue	35,092	32,204	68,916	64,904

Costs and expenses:
Direct operating costs and expenses	(15,320)	(15,262)	(30,787)	(29,207)
Direct general and administrative expenses	(1,317)	(461)	(2,390)	(1,355)
Allocated general and administrative expenses	(2,508)	(2,467)	(5,015)	(4,923)
Allocated insurance expense	(704)	(717)	(1,417)	(1,434)
Reimbursement of bonus awards	(375)	(375)	(750)	(375)
Depreciation and amortization	(5,772)	(5,430)	(11,505)	(10,395)

Total costs and expenses	(25,996)	(24,712)	(51,864)	(47,689)

Operating income	9,096	7,492	17,052	17,215
Other income (expenses):
Interest income	10	7	33	12
Interest expense	(1,489)	(2,384)	(3,115)	(6,171)
Foreign currency transaction gain	158	—	158	—
Amortization of deferred financing costs	(150)	(902)	(301)	(1,031)

Total other expenses	(1,471)	(3,279)	(3,225)	(7,190)

Net earnings	7,625	4,213	13,827	10,025
Less:
Earnings attributable to predecessor	—	(2,751)	—	(6,104)
General partner interest in net earnings	(533)	(29)	(737)	(78)

Net earnings allocable to limited partners	$7,092	$1,433	$13,090	$3,843

Net earnings per limited partners' unit—basic	$0.57	$0.15	$1.05	$0.46

Net earnings per limited partners' unit—diluted	$0.57	$0.15	$1.05	$0.46

Weighted average limited partners' units outstanding—basic	12,443	9,394	12,443	8,350

Weighted average limited partners' units outstanding—diluted	12,443	9,395	12,443	8,350

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2007

and six months ended June 30, 2008 (In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Accumulated Other Comprehensive Income	Total
Balance December 31, 2006	$167,466	$72,852	$4,866	$147	$—	$245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	—	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	6,273	—	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	—	(19,679)
Amortization of deferred equity-based compensation related to restricted phantom units	—	66	—	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	49,448	—	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,253	4,543	302	—	25,142

Balance December 31, 2007	—	250,351	58,819	3,660	—	312,830
Distributions to unitholders	—	(9,953)	(3,621)	(860)	—	(14,434)
Amortization of deferred equity-based compensation related to restricted phantom units	—	38	—	—	—	38
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	—	(49)	—	—	—	(49)
Repurchase of 1,680 common units by our long-term incentive plan	—	(49)	—	—	—	(49)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—	—
Net earnings for the six months ended June 30, 2008	—	9,595	3,495	737	—	13,827
Foreign currency translation adjustments	—	—	—	—	23	23

Other comprehensive income						13,850

Balance June 30, 2008	$—	$249,933	$58,693	$3,537	$23	$312,186

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net earnings	$7,625	$4,213	$13,827	$10,025
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,772	5,430	11,505	10,395
Amortization of deferred equity-based compensation	20	22	38	22
Reversal of previously recognized equity-based compensation	—	—	(49)	—
Amortization of deferred financing costs	150	902	301	1,031
Amounts due under long-term terminaling services agreements, net	(634)	—	(1,057)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(343)	(1,013)	(1,807)	(2,420)
Due from TransMontaigne Inc. and Morgan Stanley Capital Group	(603)	626	478	(3,471)
Other current assets	1,179	(501)	(161)	(722)
Trade accounts payable	(3,297)	(1,130)	3,075	160
Other accrued liabilities	386	2,761	2,562	4,175

Net cash provided by operating activities	10,255	11,310	28,712	19,195

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(10,824)	(2,307)	(17,458)	(5,234)
Additions to property, plant and equipment—maintain existing facilities	(458)	(2,159)	(1,397)	(4,732)
Additions to other assets	(2)	(18)	(28)	(22)

Net cash (used in) investing activities	(11,284)	(4,484)	(18,883)	(9,988)

Cash flows from financing activities:
Net (repayments) borrowings of debt	3,500	(186,700)	6,500	(186,621)
Proceeds from secondary offering of 5,149,800 common units	—	180,036	—	180,036
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	3,867	—	3,867
Reimbursement of deferred financing costs	—	—	—	27
Distributions paid to unitholders	(7,632)	(3,537)	(14,434)	(6,738)
Repurchase of common units by our long-term incentive plan	(32)	—	(49)	—
Net distributions and repayments to TransMontaigne Inc. ("Predecessor")	—	550	—	(1,845)

Net cash provided by (used in) financing activities	(4,164)	(5,784)	(7,983)	(11,274)

Effect of exchange rate changes on cash and cash equivalents	11	—	11	—

Increase (decrease) in cash and cash equivalents	(5,182)	1,042	1,857	(2,067)
Cash and cash equivalents at beginning of period	8,643	353	1,604	3,462

Cash and cash equivalents at end of period	$3,461	$1,395	$3,461	$1,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,712	$2,801	$2,569	$6,259

Trade accounts payable related to additions to property, plant and equipment	$4,013	$—	$4,013	$—

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2008, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $5.0 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.7 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $1.4 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $0.8 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

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

(f)
Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries as a credit to income in the period the insurance recoveries are received.

        At June 30, 2008 and December 31, 2007, we have accrued environmental obligations of approximately $783,000 and $1,064,000, respectively, representing our best estimate of our remediation

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

obligations (see Note 9 of Notes to consolidated financial statements). During the six months ended June 30, 2008, we made payments of approximately $281,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)
Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. This Statement requires us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

(i)
Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments are recorded as a component of other comprehensive income in Partners' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statement of operations in other income (expense).

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

        Pursuant to the partnership agreement an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the three months ended June 30, 2008, our net earnings per limited partners' unit exceeded $0.44, resulting in approximately $380,000 of additional earnings being allocated to our general partner. For the three months ended June 30, 2007, our net earnings per limited partners' unit did not exceed $0.44, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings. For the six months ended June 30, 2008, our net earnings per limited partners' unit exceeded $0.88, resulting in approximately $460,000 of additional earnings being allocated to our general partner. For the six

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

months ended June 30, 2007, our net earnings per limited partners' unit did not exceed $0.88, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings.

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

        At its March 26, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue 07-4, "Two-Class EPS Method for Master Limited Partnerships." EITF 07-4 addresses the computation of earnings per limited partnership unit for master-limited-partnerships that consist of publicly traded common units held by limited partners, a general-partner interest, and incentive distribution rights that are accounted for as equity interests. The consensus states that the earnings allocable to the general-partner interest, including the incentive distribution rights, should be based on "available cash" for the period as defined in the partnership agreement. The earnings allocable to the general-partner interest, including the incentive distribution rights, for the period would be limited to the amount of "available cash" distributable to the general-partner interest, including the incentive distribution rights, for the period. The consensus is effective for fiscal years beginning after December 15, 2008. When adopted, the consensus will be applied retrospectively to all periods presented. TransMontaigne Partners will adopt the consensus reached on EITF 07-4 effective January 1, 2009 with the presentation of net earnings per limited partner unit for the three months ended March 31, 2009. We expect that the adoption of EITF 07-4 will result in an increase to the reported earnings allocable to the general-partner interest, including the incentive distribution rights and, therefore, a reduction in earnings allocable to limited partners and lower reported net earnings per limited partners' unit.

(l)
Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

         Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At June 30, 2008, the annual administrative fee payable to TransMontaigne Inc. was approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At June 30, 2008, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units.

        The omnibus agreement provides us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. This right of first offer is exercisable for a period of two years commencing on the date the terminal is first put into commercial service, which is expected to occur during the second half of 2008.

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

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $30.3 million for the contract year ending May 31, 2008 (approximately $33.2 million for the contract year ending May 31, 2009); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

payment also is subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

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

         Revenue Support Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through March 31, 2011, for the utilization of the light oil storage capacity at the terminal.

         Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of $2.1 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. A shortfall payment may be applied as a credit in the following year after TransMontaigne Inc.'s minimum obligations are met. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 84,000 barrels of heavy oil storage capacity at the terminal.

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

         Terminaling Services Agreement—Matamoros LPG.    Effective January 1, 2008, we entered into a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.8 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 6,000 barrels of natural gas liquids storage capacity.

         Terminaling Services Agreement—Renewable Fuels.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

         Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $31.6 million for the contract year ending December 31, 2008; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals.

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

(3) ACQUISITIONS

         Mexican LPG Operations.    Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state- owned petroleum company for a cash payment of approximately $9.0 million. These LPG assets complement our existing LPG storage facilities in Brownsville, Texas. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Mexican LPG operations from December 31, 2007.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the six months ended June 30, 2008 and 2007, we increased the allowance for doubtful accounts through a charge to income of approximately $0.3 million and $0.1 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Trade accounts receivable	$6,621	$4,559
Less allowance for doubtful accounts	(405)	(150)

	$6,216	$4,409

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Morgan Stanley Capital Group	57%	18%	58%	13%
TransMontaigne Inc	6%	39%	6%	44%
Valero Supply and Marketing Company	10%	11%	10%	11%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Additive detergent	$1,673	$1,439
Reimbursements due from the Federal government	—	724
Deposits and other assets	1,381	711

	$3,054	$2,874

        Reimbursements due from the United States government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals. We were reimbursed the amount due from the Federal government during the three months ended June 30, 2008.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Land	$52,237	$52,228
Terminals, pipelines and equipment	423,480	406,585
Furniture, fixtures and equipment	1,199	1,186
Construction in progress	26,700	20,592

	503,616	480,591
Less accumulated depreciation	(74,014)	(62,764)

	$429,602	$417,827

(7) GOODWILL

        Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31. Goodwill is as follows (in thousands):

	June 30, 2008	December 31, 2007
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $20 and $nil, respectively, of foreign currency translation adjustments)	1,522	1,502

	$24,757	$24,737

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2008	December 31, 2007
Amounts due under long-term terminaling services agreements:
External customers	$824	$679
Morgan Stanley Capital Group	1,059	45

	1,883	724
Deferred financing costs, net of accumulated amortization of $1,536 and $1,236, respectively	2,094	2,394
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $565 and $411, respectively	3,134	3,288
Coastal Fuels trade name, net of accumulated amortization of $2,500 and $2,417, respectively	—	83
Deposits and other assets	185	170

	$7,296	$6,659

         Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2008 and December 31, 2007, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $1.9 million and $0.7 million, respectively.

         Deferred financing costs.    Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements).

         Identifiable intangible assets, net.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). Identifiable intangible assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals and the right to use the Coastal Fuels trade name at our Florida terminals. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years; the carryover basis of the Coastal Fuels trade name is being amortized on a straight-line basis over five years.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	June 30, 2008	December 31, 2007
Customer advances and deposits:
External customers	$1,235	$1,179
Morgan Stanley Capital Group	5,325	2,710

	6,560	3,889
Accrued property taxes	1,775	645
Accrued environmental obligations	783	1,064
Interest payable	948	39
Deferred revenue	336	339
Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group	517	415
Due to Rio Vista	222	500
Obligations to repair, maintain or expand Southeast terminals	1,799	4,946
Rebate due to Morgan Stanley Capital Group	1,543	—
Accrued expenses and other	1,679	1,606

	$16,162	$13,443

         Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2008 and December 31, 2007, we have billed and collected from certain of our customers approximately $6.6 million and $3.9 million, respectively, in advance of the terminaling services being provided.

         Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2008 and December 31, 2007, we have received minimum payments that are due through these respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.4 million, respectively.

         Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million (see Note 3 of Notes to consolidated financial statements). At June 30, 2008 and December 31, 2007, we have a liability of approximately $0.2 million and $0.5 million, respectively, to Rio Vista that is due on December 31, 2008 provided that Rio Vista is in compliance with its representations and warranties contained in the agreement covering our acquisition of the Mexican LPG operations.

         Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER ACCRUED LIABILITIES (Continued)

closing. At June 30, 2008 and December 31, 2007, we have recognized a liability of approximately $1.8 million and $4.9 million, respectively, as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

         Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2008 and December 31, 2007, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.5 million and $nil, respectively, representing our best estimate of our rebate liability.

(10) LONG-TERM DEBT

         Senior Secured Credit Facility.    At June 30, 2008 and December 31, 2007, our outstanding borrowings under the Senior Secured Credit Facility were approximately $138.5 million and $132.0 million, respectively. At June 30, 2008 and December 31, 2007, our outstanding letters of credit were approximately $84,000 and $130,000, respectively.

        The Senior Secured Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $222.8 million at June 30, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Senior Secured Credit Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three and six months ended June 30, 2008, the weighted average interest rate on borrowings under our Senior Secured Credit Facility was approximately 4.5% and 4.9%, respectively. Our obligations under the Senior Secured Credit Facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the Senior Secured Credit Facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Allocation of predecessor equity in exchange for units	120,000	2,872,266	148,873
Initial public offering of common units	3,852,500	—	—
Private placement of subordinated units	—	450,000	—

Units outstanding at December 31, 2006 and 2005	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007 and June 30, 2008	9,122,300	3,322,266	253,971

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 740,681 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of June 30, 2008, 555,181 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne Services Inc., on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. During the six months ended June 30, 2008, TransMontaigne Services Inc., on behalf of the long-term incentive plan, has repurchased approximately 1,680 common units pursuant to the program.

        On March 17, 2008, we purchased a total of 6,000 restricted phantom units from Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler in connection with their resignation as members of the Board of Directors of our general partner. The aggregate consideration paid to the former directors of approximately $163,000 is included in direct general and administrative expenses for the three months ended March 31, 2008.

        On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the non-officer directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

based compensation of approximately $46,000, $0.2 million and $0.4 million associated with the July 2008, March 2008 and March 2007 grants, respectively. Amortization of deferred equity-based compensation of approximately $20,000 and $22,000 is included in direct general and administrative expenses for the three months ended June 30, 2008 and 2007, respectively. Amortization (reversal) of deferred equity-based compensation of approximately $(11,000) and $22,000 is included in direct general and administrative expenses for the six months ended June 30, 2008 and 2007, respectively.

(13) COMMITMENTS AND CONTINGENCIES

         Contract Commitments.    At June 30, 2008, we have contractual commitments of approximately $25.0 million for the supply of services, labor and materials related to capital projects that currently are under development.

         Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At June 30, 2008, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2008 (remainder of the year)	$577
2009	1,134
2010	1,083
2011	673
2012	551
Thereafter	6,625

$10,643

        Rental expense under operating leases was approximately $400,000 and $260,000 for the three months ended June 30, 2008 and 2007, respectively. Rental expense under operating leases was approximately $740,000 and $460,000 for the six months ended June 30, 2008 and 2007, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic weighted average units	12,443	9,394	12,443	8,350
Dilutive effect of restricted phantom units	—	1	—	—

Diluted weighted average units	12,443	9,395	12,443	8,350

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and six months ended June 30, 2008, we included the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

computation of diluted earnings per limited partner unit because the average quoted market price of our common units exceeded the related unamortized deferred compensation. For the three and six months ended June 30, 2008, we excluded the dilutive effect of 3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average quoted market price of our common units. For the three and six months ended June 30, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gulf Coast Terminals:
Throughput and additive injection fees, net	$7,827	$7,026	$15,051	$14,059
Storage	2,235	2,211	4,478	5,033
Other	2,815	1,163	5,474	2,100

Revenue	12,877	10,400	25,003	21,192
Direct operating costs and expenses	(5,284)	(4,886)	(11,149)	(9,245)

Net margins	7,593	5,514	13,854	11,947

Midwest Terminals and Pipeline System:
Throughput and additive injection fees, net	881	737	1,669	1,351
Pipeline transportation fees	275	557	530	1,131
Other	419	185	485	748

Revenue	1,575	1,479	2,684	3,230
Direct operating costs and expenses	(429)	(352)	(773)	(986)

Net margins	1,146	1,127	1,911	2,244

Brownsville Terminals:
Throughput and additive injection fees, net	2,542	1,516	4,792	3,016
Storage	673	1,578	1,483	3,025
Pipeline transportation fees	594	—	1,477	—
Other	1,279	987	2,422	2,026

Revenue	5,088	4,081	10,174	8,067
Direct operating costs and expenses	(2,749)	(2,689)	(5,635)	(4,721)

Net margins	2,339	1,392	4,539	3,346

River Terminals:
Throughput and additive injection fees, net	502	1,105	1,170	2,141
Storage	4,022	3,699	7,922	7,194
Other	127	143	243	279

Revenue	4,651	4,947	9,335	9,614
Direct operating costs and expenses	(1,782)	(1,835)	(3,413)	(3,614)

Net margins	2,869	3,112	5,922	6,000

Southeast Terminals:
Throughput and additive injection fees, net	8,167	8,230	16,387	16,524
Storage	742	1,395	1,472	2,717
Other	1,992	1,672	3,861	3,560

Revenue	10,901	11,297	21,720	22,801
Direct operating costs and expenses	(5,076)	(5,500)	(9,817)	(10,641)

Net margins	5,825	5,797	11,903	12,160

Total net margins	19,772	16,942	38,129	35,697
Direct general and administrative expenses	(1,317)	(461)	(2,390)	(1,355)
Allocated general and administrative expenses	(2,508)	(2,467)	(5,015)	(4,923)
Allocated insurance expense	(704)	(717)	(1,417)	(1,434)
Reimbursement of bonus awards	(375)	(375)	(750)	(375)
Depreciation and amortization	(5,772)	(5,430)	(11,505)	(10,395)

Operating income	9,096	7,492	17,052	17,215
Other income (expense), net	(1,471)	(3,279)	(3,225)	(7,190)

Net earnings	$7,625	$4,213	$13,827	$10,025

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,111	$695	$3,664	$4,602	$884	$12,956
Morgan Stanley Capital Group	8,788	875	360	—	10,017	20,040
TransMontaigne Inc.	978	5	1,064	49	—	2,096

Total revenue	$12,877	$1,575	$5,088	$4,651	$10,901	$35,092

Identifiable assets	$125,920	$10,814	$69,141	$65,824	$174,890	$446,589

Capital expenditures	$6,427	$619	$3,023	$446	$767	$11,282

	Three months ended June 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,109	$289	$2,981	$4,965	$2,558	$13,902
Morgan Stanley Capital Group	2,541	353	574	—	2,427	5,895
TransMontaigne Inc.	4,750	837	526	(18)	6,312	12,407

Total revenue	$10,400	$1,479	$4,081	$4,947	$11,297	$32,204

Identifiable assets	$116,249	$10,595	$55,960	$66,921	$174,256	$423,981

Capital expenditures	$1,600	$21	$300	$27	$2,518	$4,466

	Six months ended June 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,083	$921	$6,814	$9,213	$1,740	$24,771
Morgan Stanley Capital Group	17,027	1,751	929	13	19,980	39,700
TransMontaigne Inc.	1,893	12	2,431	109	—	4,445

Total revenue	$25,003	$2,684	$10,174	$9,335	$21,720	$68,916

Identifiable assets	$125,920	$10,814	$69,141	$65,824	$174,890	$446,589

Capital expenditures	$9,895	$992	$6,113	$617	$1,238	$18,855

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Six months ended June 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,718	$526	$6,023	$9,633	$4,955	$27,855
Morgan Stanley Capital Group	2,570	353	951	—	4,811	8,685
TransMontaigne Inc.	11,904	2,351	1,093	(19)	13,035	28,364

Total revenue	$21,192	$3,230	$8,067	$9,614	$22,801	$64,904

Identifiable assets	$116,249	$10,595	$55,960	$66,921	$174,256	$423,981

Capital expenditures	$3,499	$63	$1,060	$75	$5,269	$9,966

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2008

        On April 18, 2008, we announced a distribution of $0.57 per unit payable on May 6, 2008 to unitholders of record on April 30, 2008.

SUBSEQUENT EVENTS

        On July 8, 2008, we announced that effective July 8, 2008, Charles L. Dunlap has been appointed to serve as a member of the Board of Directors and as a member of the Conflicts Committee of our general partner.

        On July 18, 2008, we announced a distribution of $0.58 per unit payable on August 5, 2008 to unitholders of record on July 31, 2008.

        On July 23, 2008, Hurricane Dolly struck southern Texas causing damage at our Brownsville, Texas facilities. As a result, we currently estimate that our exposure is approximately $1.3 million related to the damage at our Brownsville, Texas facilities.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

         Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Three months ended June 30,
	2008	2007
Throughput and additive injection fees, net	$19,919	$18,614
Terminaling storage fees	7,672	8,883
Pipeline transportation fees	869	557
Management fees and reimbursed costs	502	450
Other	6,130	3,700

Revenue	$35,092	$32,204

        The revenue of our business segments were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$12,877	$10,400
Midwest terminals and pipeline system	1,575	1,479
Brownsville terminals	5,088	4,081
River terminals	4,651	4,947
Southeast terminals	10,901	11,297

Revenue	$35,092	$32,204

        Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company. The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the three months ended June 30, 2008, the Mexican LPG operations generated approximately $0.5 million of revenue attributable to our Brownsville terminals.

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

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$7,827	$7,026
Midwest terminals and pipeline system	881	737
Brownsville terminals	2,542	1,516
River terminals	502	1,105
Southeast terminals	8,167	8,230

Throughput and additive injection fees, net	$19,919	$18,614

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. In connection with our acquisition we amended the existing LPG terminaling services agreement, resulting in a decrease in the rates charged on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the three months ended June 30, 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.1) million of throughput and additive injection fees, net.

        Included in the terminal throughput fees for the three months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $15.9 million and $4.4 million, respectively, and TransMontaigne Inc. of approximately $1.4 million and $9.9 million, respectively.

         Terminaling Storage Fees.    We provide storage capacity at our terminals. Terminaling storage fees generally are based on a rate per barrel of storage capacity per month and vary with the duration of the terminaling services agreement and the type of product. The terminaling storage fees by business segments were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$2,235	$2,211
Midwest terminals and pipeline system	—	—
Brownsville terminals	673	1,578
River terminals	4,022	3,699
Southeast terminals	742	1,395

Terminaling storage fees	$7,672	$8,883

        Included in the terminaling storage fees for the three months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $nil and $1.0 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $0.3 million, respectively.

         Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback Pipeline and Diamondback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback Pipeline and the Diamondback Pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	275	557
Brownsville terminals	594	—
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$869	$557

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback Pipeline, from Rio Vista. For the three months ended June 30, 2008, the Mexican LPG operations generated approximately $0.6 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the three months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $0.3 million and $0.2 million, respectively, and TransMontaigne Inc. of approximately $0.6 million and $0.4 million, respectively.

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

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$44	$59
Midwest terminals and pipeline system	—	—
Brownsville terminals	358	285
River terminals	—	—
Southeast terminals	100	106

Management fees and reimbursed costs	$502	$450

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

	Three months ended June 30,
	2008	2007
Product gains, including product retained under product gain/loss allowance provisions in certain terminaling services agreements	$3,625	1,928
Steam heating fees	1,420	1,072
Product transfer services	218	165
Railcar storage	181	138
Other	686	397

Other revenue	$6,130	$3,700

        The other revenue by business segments were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$2,771	$1,104
Midwest terminals and pipeline system	419	185
Brownsville terminals	921	702
River terminals	127	143
Southeast terminals	1,892	1,566

Other revenue	$6,130	$3,700

        Included in other revenue for the three months ended June 30, 2008 and 2007, are amounts charged to Morgan Stanley Capital Group of approximately $3.8 million and $0.3 million, respectively, and TransMontaigne Inc. of approximately $21,000 and $1.8 million, respectively.

         Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Wages and employee benefits	$5,313	$4,727
Utilities and communication charges	2,320	1,862
Repairs and maintenance	4,749	5,674
Office, rentals and property taxes	1,500	1,519
Vehicles and fuel costs	360	672
Environmental compliance costs	643	521
Other	435	289
Less—property and environmental insurance recoveries	—	(2)

Direct operating costs and expenses	$15,320	$15,262

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Gulf Coast terminals	$5,284	$4,886
Midwest terminals and pipeline system	429	352
Brownsville terminals	2,749	2,689
River terminals	1,782	1,835
Southeast terminals	5,076	5,500

Direct operating costs and expenses	$15,320	$15,262

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the three months ended June 30, 2008, the Mexican LPG operations incurred approximately $0.1 million of direct operating costs and expenses attributable to our Brownsville terminals.

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Accounting and tax expenses	$407	$110
Legal expenses	296	90
Independent director fees and investor relations expenses	88	70
Amortization of deferred equity-based compensation	20	22
Provision for potentially uncollectible accounts receivable	255	83
Other	251	86

Direct general and administrative expenses	$1,317	$461

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards were approximately $0.4 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.

        For the three months ended June 30, 2008 and 2007, depreciation and amortization expense was approximately $5.8 million and $5.4 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2008 AND 2007

         Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Six months ended June 30,
	2008	2007
Throughput and additive injection fees, net	$39,069	$37,091
Terminaling storage fees	15,355	17,969
Pipeline transportation fees	2,007	1,131
Management fees and reimbursed costs	952	853
Other	11,533	7,860

Revenue	$68,916	$64,904

        The revenue of our business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$25,003	$21,192
Midwest terminals and pipeline system	2,684	3,230
Brownsville terminals	10,174	8,067
River terminals	9,335	9,614
Southeast terminals	21,720	22,801

Revenue	$68,916	$64,904

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista Energy Partners L.P. ("Rio Vista"). The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the six months ended June 30, 2008, the Mexican LPG operations generated approximately $1.1 million of revenue attributable to our Brownsville terminals.

         Throughput and Additive Injection Fees, Net.    The throughput and additive injection fees, net by business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$15,051	$14,059
Midwest terminals and pipeline system	1,669	1,351
Brownsville terminals	4,792	3,016
River terminals	1,170	2,141
Southeast terminals	16,387	16,524

Throughput and additive injection fees, net	$39,069	$37,091

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. In connection with our acquisition we amended the existing LPG terminaling services agreement, resulting in a decrease in the rates charged on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the six months ended June 30, 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.3) million of throughput and additive injection fees, net.

        Included in the terminal throughput fees for the six months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $31.6 million and $6.4 million, respectively, and TransMontaigne Inc. of approximately $2.8 million and $22.6 million, respectively.

         Terminaling Storage Fees.    The terminaling storage fees by business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$4,478	$5,033
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,483	3,025
River terminals	7,922	7,194
Southeast terminals	1,472	2,717

Terminaling storage fees	$15,355	$17,969

        Included in the terminaling storage fees for the six months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $nil and $1.8 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $0.6 million, respectively.

         Pipeline Transportation Fees.    The pipeline transportation fees by business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	530	1,131
Brownsville terminals	1,477	—
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,007	$1,131

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback Pipeline, from Rio Vista. For the six months ended June 30, 2008, the Mexican LPG operations generated approximately $1.4 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the six months ended June 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.2 million, respectively, and TransMontaigne Inc. of approximately $1.5 million and $0.9 million, respectively.

         Management Fees and Reimbursed Costs.    The management fees and reimbursed costs by business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$74	$101
Midwest terminals and pipeline system	—	—
Brownsville terminals	713	561
River terminals	—	—
Southeast terminals	165	191

Management fees and reimbursed costs	$952	$853

         Other Revenue.    Other revenue is composed of the following (in thousands):

	Six months ended June 30,
	2008	2007
Product gains, including product retained under product gain/loss allowance provisions in certain terminaling services agreements	$6,738	$4,386
Steam heating fees	2,818	2,091
Product transfer services	419	321
Railcar storage	332	296
Other	1,226	766

Other revenue	$11,533	$7,860

        The other revenue by business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$5,400	$1,999
Midwest terminals and pipeline system	485	748
Brownsville terminals	1,709	1,465
River terminals	243	279
Southeast terminals	3,696	3,369

Other revenue	$11,533	$7,860

        Included in other revenue for the six months ended June 30, 2008 and 2007, are amounts charged to Morgan Stanley Capital Group of approximately $7.6 million and $0.3 million, respectively, and TransMontaigne Inc. of approximately $22,000 and $4.3 million, respectively.

         Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Wages and employee benefits	$10,558	$9,054
Utilities and communication charges	4,574	3,735
Repairs and maintenance	9,954	10,734
Office, rentals and property taxes	3,143	2,819
Vehicles and fuel costs	787	1,231
Environmental compliance costs	1,026	1,179
Other	745	479
Less—property and environmental insurance recoveries	—	(24)

Direct operating costs and expenses	$30,787	$29,207

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Gulf Coast terminals	$11,149	$9,245
Midwest terminals and pipeline system	773	986
Brownsville terminals	5,635	4,721
River terminals	3,413	3,614
Southeast terminals	9,817	10,641

Direct operating costs and expenses	$30,787	$29,207

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the six months ended June 30, 2008, the Mexican LPG operations incurred approximately $0.3 million of direct operating costs and expenses attributable to our Brownsville terminals.

        Direct general and administrative expenses were as follows (in thousands):

	Six months ended June 30,
	2008	2007
Accounting and tax expenses	$1,075	$717
Legal expenses	419	284
Independent director fees and investor relations expenses	321	144
Amortization (reversal) of deferred equity-based compensation	(11)	22
Provision for potentially uncollectible accounts receivable	255	83
Other	331	105

Direct general and administrative expenses	$2,390	$1,355

        The allocated general and administrative expenses were approximately $5.0 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.

        The allocated insurance expenses were approximately $1.4 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.

        The reimbursement of bonus awards were approximately $0.8 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

        For the six months ended June 30, 2008 and 2007, depreciation and amortization expense was approximately $11.5 million and $10.4 million, respectively.

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

        Excluding acquisitions, our capital expenditures that were paid in cash for the six months ended June 30, 2008 were approximately $18.9 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures during the year ending December 31, 2008, are estimated to range from $45 million to $55 million, which includes approximately $6.0 million of capital expenditures to maintain our existing facilities. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000	2H 2008
Gulf Coast	Renewable fuels blending functionality		In-service
Tampa	Increase light oil tank capacity	250,000	In-service
	Improve truck rack capacity and functionality		2H 2009
Port Everglades	Increase light oil and residual oil tank capacity	975,000	2H 2009
	Improve truck rack capacity and functionality		2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

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

         Senior Secured Credit Facility.    At June 30, 2008 and December 31, 2007, our outstanding borrowings under the senior secured credit facility were approximately $138.5 million and $132.0 million, respectively. At June 30, 2008 and December 31, 2007, our outstanding letters of credit were approximately $84,000 and $130,000, respectively.

        At June 30, 2008, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined:

$222.8 million at June 30, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

        The calculation of the "total leverage ratio," "senior secured leverage ratio" and "interest coverage ratio" contained in the senior secured credit facility is as follows (in thousands, except ratios):

	Three Months Ended				Twelve Months Ended June 30, 2008
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$13,174	$13,767	$13,707	$15,046	$55,694
Consolidated funded indebtedness					$138,500
Total leverage ratio and senior secured leverage ratio					2.49x
Consolidated EBITDA for the interest coverage ratio	$8,940	$9,533	13,707	15,046	$47,226
Consolidated interest expense, as stipulated in the credit facility	$150	$(9)	$1,603	$1,479	$3,223
Interest coverage ratio					14.65x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for the total leverage ratio	$13,174	$13,767	$13,707	$15,046	$55,694
Less pro forma adjustments	(4,234)	(4,234)	—	—	(8,468)

Consolidated EBITDA for the interest coverage ratio	8,940	9,533	13,707	15,046	47,226
Consolidated interest expense	(150)	9	(1,603)	(1,479)	(3,223)
Effects of our acquisition of Southeast terminals	4,719	3,353	—	—	8,072
Reversal of previously recognized equity-based compensation	—	—	(49)	—	(49)
Amounts due under long-term terminaling services agreements	—	(724)	(423)	(634)	(1,781)
Changes in operating assets and liabilities	7,558	3,994	6,825	(2,678)	15,699

Cash flows provided by operating activities	$21,067	$16,165	$18,457	$10,255	$65,944

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our Senior Secured Credit Facility. Borrowings under our Senior Secured Credit Facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At June 30, 2008, we had outstanding borrowings of approximately $138.5 million under our Senior Secured Credit Facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.4 million.

        We generally do not purchase or market products that we handle or transport and, therefore, we do not have direct exposure to changes in commodity prices, except for the value of product gains and losses arising from our terminaling services agreements with certain of our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with certain of our customers, we sell the product to TransMontaigne Inc. and Morgan Stanley Capital Group. As a result, we do not have a direct exposure to commodity price fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  the control of our general partner may be transferred to a third party without unitholder consent, which could have an adverse impact on our operations;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

         Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2008 covered by this report.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units that May Yet Be Purchased Under the Plans or Programs
April	280	$28.39	280	9,160
May	420	$29.40	420	8,740
June	420	$30.06	420	8,320

	1,120	$29.39	1,120

All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under our Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. For the three months ended June 30, 2008, we have repurchased 1,120 common units with approximately $32,920 of aggregate market value for this purpose. For the six months ended June 30, 2008, we have repurchased 1,680 common units with approximately $49,400 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: August 8, 2008	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
	By:	TransMontaigne GP L.L.C., its General Partner
/s/ RANDALL J. LARSON
	By:	Randall J. Larson Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN
	By:	Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.