Form 10-Q
period 2008-09-30
TransMontaigne Partners L.P.
filed 2008-11-07
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

        As of November 3, 2008, there were 9,122,300 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2008 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2007, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2008 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended September 30, 2008:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C. (formerly Coastal Terminals L.L.C.)

  •
  Razorback L.L.C.

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,629	$1,604
Trade accounts receivable, net	6,298	4,409
Due from TransMontaigne Inc.	298	1,790
Due from Morgan Stanley Capital Group	1,700	918
Other current assets	2,968	2,874

	17,893	11,595
Property, plant and equipment, net	439,168	417,827
Goodwill	24,739	24,737
Other assets, net	7,554	6,659

	$489,354	$460,818

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$12,087	$2,545
Other accrued liabilities	17,455	13,443

	29,542	15,988
Long-term debt	148,500	132,000

Total liabilities	178,042	147,988

Partners' equity:
Common unitholders	249,463	250,351
Subordinated unitholders	8,366	8,659
General partner interest	53,491	53,820
Accumulated other comprehensive loss	(8)	—

	311,312	312,830

	$489,354	$460,818

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
External customers	$13,089	$13,149	$37,860	$41,004
Affiliates	22,115	18,772	66,260	55,821

Total revenue	35,204	31,921	104,120	96,825

Costs and expenses:
Direct operating costs and expenses	(16,331)	(14,414)	(47,118)	(43,621)
Direct general and administrative expenses	(705)	(288)	(3,095)	(1,642)
Allocated general and administrative expenses	(2,508)	(2,489)	(7,523)	(7,412)
Allocated insurance expense	(708)	(717)	(2,125)	(2,151)
Reimbursement of bonus awards	(375)	(375)	(1,125)	(750)
Depreciation and amortization	(5,794)	(5,481)	(17,299)	(15,876)

Total costs and expenses	(26,421)	(23,764)	(78,285)	(71,452)

Operating income	8,783	8,157	25,835	25,373
Other income (expenses):
Interest income	4	43	37	55
Interest expense	(1,468)	(193)	(4,583)	(6,365)
Foreign currency transaction loss	(205)	—	(47)	—
Amortization of deferred financing costs	(150)	(92)	(451)	(1,123)

Total other expenses	(1,819)	(242)	(5,044)	(7,433)

Net earnings	6,964	7,915	20,791	17,940
Less:
Earnings attributable to predecessor	—	(2,712)	—	(8,816)
General partner interest in net earnings	(368)	(105)	(1,106)	(183)

Net earnings allocable to limited partners	$6,596	$5,098	$19,685	$8,941

Net earnings per limited partners' unit—basic	$0.53	$0.41	$1.58	$0.92

Net earnings per limited partners' unit—diluted	$0.53	$0.41	$1.58	$0.92

Weighted average limited partners' units outstanding—basic	12,442	12,444	12,442	9,730

Weighted average limited partners' units outstanding—diluted	12,442	12,445	12,443	9,731

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

Year ended December 31, 2007
and nine months ended September 30, 2008 (In thousands)

	Predecessor	Common Units	Subordinated Units	General Partner Interest	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2006	$167,466	$72,852	$10,427	$(5,414)	$—	$245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	—	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	—	6,273	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	—	(19,679)
Amortization of deferred equity-based compensation related to restricted phantom units	—	66	—	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	—	49,448	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,253	4,543	302	—	25,142

Balance December 31, 2007	—	250,351	8,659	53,820	—	312,830
Distributions to unitholders	—	(15,248)	(5,548)	(1,435)	—	(22,231)
Amortization of deferred equity-based compensation related to restricted phantom units	—	61	—	—	—	61
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	—	(49)	—	—	—	(49)
Repurchase of 2,940 common units by our long-term incentive plan	—	(82)	—	—	—	(82)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—	—
Net earnings for the nine months ended September 30, 2008	—	14,430	5,255	1,106	—	20,791
Foreign currency translation adjustments	—	—	—	—	(8)	(8)

Other comprehensive income						20,783

Balance September 30, 2008	$—	$249,463	$8,366	$53,491	$(8)	$311,312

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net earnings	$6,964	$7,915	$20,791	$17,940
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,794	5,481	17,299	15,876
Amortization of deferred equity-based compensation	23	22	61	44
Reversal of previously recognized equity-based compensation	—	—	(49)	—
Amortization of deferred financing costs	150	92	451	1,123
Amounts due under long-term terminaling services agreements, net	(140)	—	(1,197)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(82)	257	(1,889)	(2,163)
Due from TransMontaigne Inc. and Morgan Stanley Capital Group	270	8,232	747	4,761
Other current assets	66	(749)	(95)	(1,471)
Trade accounts payable	(535)	(1,123)	2,540	(963)
Other accrued liabilities	967	940	3,530	5,114

Net cash provided by operating activities	13,477	21,067	42,189	40,261

Cash flows from investing activities:
Advance towards acquisition of certain Rio Vista operations	—	(6,500)	—	(6,500)
Additions to property, plant and equipment—expansion of facilities	(11,211)	(3,004)	(28,669)	(8,238)
Additions to property, plant and equipment—maintain existing facilities	(1,228)	(1,914)	(2,625)	(6,645)
Additions to other assets	—	—	(28)	(22)

Net cash (used in) investing activities	(12,439)	(11,418)	(31,322)	(21,405)

Cash flows from financing activities:
Net (repayments) borrowings of debt	10,000	(250)	16,500	(186,871)
Net proceeds from secondary offering of 5,149,800 common units	—	(90)	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867
Payment of deferred financing costs	—	(158)	—	(131)
Distributions paid to unitholders	(7,797)	(6,470)	(22,231)	(13,208)
Repurchase of common units by our long-term incentive plan	(33)	(28)	(82)	(28)
Net distributions and repayments to TransMontaigne Inc. ("Predecessor")	—	(3,933)	—	(5,778)

Net cash provided by (used in) financing activities	2,170	(10,929)	(5,813)	(22,203)

Effect of exchange rate changes on cash and cash equivalents	(40)	—	(29)	—

Increase (decrease) in cash and cash equivalents	3,168	(1,280)	5,025	(3,347)
Cash and cash equivalents at beginning of period	3,461	1,395	1,604	3,462

Cash and cash equivalents at end of period	$6,629	$115	$6,629	$115

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,422	$193	$3,991	$6,452

Trade accounts payable related to additions to property, plant and equipment	$2,987	$—	$7,000	$—

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2008, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 26.2% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2008 with the Securities and Exchange Commission.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback Pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, twelve terminals along the Mississippi and Ohio Rivers ("River terminals"), and the Baton Rouge, Louisiana dock facility in exchange for a cash payment of approximately $135.0 million. On December 31, 2007, we acquired from TransMontaigne Inc. twenty-two terminals along the Colonial and Plantation Pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million (see Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006, (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $7.5 million and $7.4 million for the nine months ended September 30, 2008 and 2007, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were $0.7 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $2.1 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain of its key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $1.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)   Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services, and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees, when product is delivered to the customer for fees based on a rate per barrel throughput, and in the period in which a shortfall occurs between the customer's minimum revenue commitment and actual fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

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

        Subsequent to September 30, 2008, we discovered that product had been released at our Owensboro, Kentucky facility due to a leak in a line that connects the terminal's storage capacity to its dock facility. At September 30, 2008, we have recognized a liability of approximately $500,000, representing our best estimate of our out-of-pocket costs to remediate the site.

        At September 30, 2008 and December 31, 2007, we have accrued environmental obligations of approximately $1,269,000 and $1,064,000, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the nine months ended September 30, 2008 we charged to income approximately $500,000 to increase our estimate of our future environmental remediation obligations. During the nine months ended September 30, 2008, we made payments of approximately $295,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

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

(j)    Income taxes

        No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Partners is a taxable entity under certain U.S. state jurisdictions. We are subject to income taxes in the state of Texas. Certain of our Mexican subsidiaries are corporations for Mexican tax purposes and, therefore, are subject to Mexican federal and provincial income taxes.

        Partners accounts for Mexican federal and provincial income taxes and U.S. state income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Currently, Mexican federal and provincial income taxes and U.S. state income taxes are not significant.

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

        Pursuant to the partnership agreement, an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the three months ended September 30, 2008, our net earnings per limited partners' unit exceeded $0.44, resulting in approximately $230,000 of additional earnings being allocated to our general partner. For the three months ended September 30, 2007, our net earnings per limited partners' unit did not exceed $0.44, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings. For the nine months ended September 30, 2008, our net earnings per limited partners' unit exceeded $1.32, resulting in approximately $690,000 of additional earnings being allocated to our general partner. For the nine months ended September 30, 2007, our net earnings per limited partners' unit did not exceed $1.32, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings.

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

        Acquisitions of terminals from TransMontaigne Inc. during the years ended December 31, 2006 and 2007 have been recorded at carryover basis in a manner similar to a reorganization of entities under common control (see Note 3 of Notes to consolidated financial statements). The difference of approximately $50.0 million between the consideration paid to TransMontaigne Inc. and the carryover basis of the net assets acquired was previously reflected in the consolidated statements of partners' equity as being attributed to the subordinated units. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly-owned subsidiary of TransMontaigne Inc. TransMontaigne Inc.'s ownership of our general partner results in the entities being under common control. As a result, during the three months ended September 30, 2008, we changed the presentation in the consolidated statements of partners' equity to attribute this difference to the general partner interest. The adjustment to change the presentation is considered an immaterial correction to the accompanying December 31, 2007 consolidated balance sheet and statement of partners' equity.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

         Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. At September 30, 2008, the annual administrative fee payable to TransMontaigne Inc. was approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. At September 30, 2008, the annual insurance reimbursement payable to TransMontaigne Inc. was approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

        The omnibus agreement provides us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. This right of first offer is exercisable for a period of two years commencing on the date the terminal is first put into commercial service, which is expected to occur during December 2008.

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option, for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice.

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

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $30.3 million for the contract year ending May 31, 2008 (approximately $33.2 million for the contract year ending May 31, 2009); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput payment is also subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

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

         Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. During 2008, we amended the terminaling and transportation services agreement with TransMontaigne Inc. to reduce TransMontaigne Inc.'s minimum revenue commitment to $0.7 million per year in exchange for entering into terminaling and transportation agreements to deliver natural gas liquids to Matamoros, Mexico. TransMontaigne Inc.'s minimum revenue commitment will increase to approximately $1.6 million per year when we increase the LPG storage capacity at our Brownsville LPG terminal to approximately 34,000 barrels.

         Terminaling Services Agreement—Matamoros LPG.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.7 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 6,000 barrels of natural gas liquids storage capacity.

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

         Southeast Terminals.    Effective December 31, 2007, we acquired from TransMontaigne Inc. 22 refined product terminals along the Colonial and Plantation Pipelines with approximately 9.0 million barrels of aggregate active storage capacity for a cash payment of approximately $118.6 million. The Southeast terminals provide integrated terminaling services principally to Morgan Stanley Capital Group and the United States government. The acquisition of the Southeast terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Southeast terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Southeast terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, crude oil, chemicals, fertilizers and other liquid products, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the nine months ended September 30, 2008 and 2007, we increased the allowance for doubtful accounts through a charge to income of approximately $0.4 million and $0.1 million, respectively.

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Trade accounts receivable	$6,862	$4,559
Less allowance for doubtful accounts	(564)	(150)

	$6,298	$4,409

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Morgan Stanley Capital Group	57%	33%	57%	20%
TransMontaigne Inc	6%	25%	6%	38%
Valero Supply and Marketing Company	10%	10%	10%	11%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2008	December 31, 2007
Additive detergent	$1,594	$1,439
Reimbursements due from the Federal government	—	724
Deposits and other assets	1,374	711

	$2,968	$2,874

        Reimbursements due from the United States government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our Gulf Coast terminals. We were reimbursed the amount due from the Federal government during the three months ended June 30, 2008.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$52,229	$52,228
Terminals, pipelines and equipment	431,170	406,585
Furniture, fixtures and equipment	1,349	1,186
Construction in progress	34,146	20,592

	518,894	480,591
Less accumulated depreciation	(79,726)	(62,764)

	$439,168	$417,827

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(7) GOODWILL

        Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended December 31. Goodwill is as follows (in thousands):

	September 30, 2008	December 31, 2007
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $2 and $nil, respectively, of foreign currency translation adjustments)	1,504	1,502

	$24,739	$24,737

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

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2008	December 31, 2007
Amounts due under long-term terminaling services agreements:
External customers	$845	$679
Morgan Stanley Capital Group	1,527	45

	2,372	724
Deferred financing costs, net of accumulated amortization of $1,687 and $1,236, respectively	1,943	2,394
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $642 and $411, respectively	3,057	3,288
Coastal Fuels trade name, net of accumulated amortization of $2,500 and $2,417, respectively	—	83
Deposits and other assets	182	170

	$7,554	$6,659

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) OTHER ASSETS, NET (Continued)

         Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2008 and December 31, 2007, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $2.4 million and $0.7 million, respectively.

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

(9) OTHER ACCRUED LIABILITIES

        Other accrued liabilities are as follows (in thousands):

	September 30, 2008	December 31, 2007
Customer advances and deposits:
External customers	$1,204	$1,179
Morgan Stanley Capital Group	5,200	2,710

	6,404	3,889
Accrued property taxes	2,535	645
Accrued environmental obligations	1,269	1,064
Interest payable	1,223	39
Deferred revenue	339	339
Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group	866	415
Due to Rio Vista	218	500
Obligations to repair, maintain or expand Southeast terminals	1,017	4,946
Rebate due to Morgan Stanley Capital Group	1,359	—
Accrued expenses and other	2,225	1,606

	$17,455	$13,443

         Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2008 and December 31,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER ACCRUED LIABILITIES (Continued)

2007, we have billed and collected from certain of our customers approximately $6.4 million and $3.9 million, respectively, in advance of the terminaling services being provided.

         Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2008 and December 31, 2007, we have received minimum payments that are due through these respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.9 million and $0.4 million, respectively.

         Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million (see Note 3 of Notes to consolidated financial statements). At September 30, 2008 and December 31, 2007, we have a liability of approximately $0.2 million and $0.5 million, respectively, to Rio Vista that is due on December 31, 2008 provided that Rio Vista is in compliance with its representations and warranties contained in the agreement covering our acquisition of the Mexican LPG operations.

         Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At September 30, 2008 and December 31, 2007, we have recognized a liability of approximately $1.0 million and $4.9 million, respectively, as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

         Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2008 and December 31, 2007, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.4 million and $nil, respectively, representing our best estimate of our rebate liability.

(10) LONG-TERM DEBT

         Senior Secured Credit Facility.    At September 30, 2008 and December 31, 2007, our outstanding borrowings under the senior secured credit facility were approximately $148.5 million and $132.0 million, respectively. At September 30, 2008 and December 31, 2007, our outstanding letters of credit were approximately $63,000 and $130,000, respectively.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $227.7 million at September 30, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(10) LONG-TERM DEBT (Continued)

lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three and nine months ended September 30, 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.5% and 4.8%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Allocation of predecessor equity in exchange for units	120,000	2,872,266	148,873
Initial public offering of common units	3,852,500	—	—
Private placement of subordinated units	—	450,000	—

Units outstanding at December 31, 2006 and 2005	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007 and September 30, 2008	9,122,300	3,322,266	253,971

        During the subordination period (as defined in the partnership agreement), common units are entitled to receive distributions from available cash of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. The subordination period will end when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(11) PARTNERS' EQUITY (Continued)

non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units. With respect to 25% of the outstanding subordinated units, the first test date is any quarter ending on or after June 30, 2008. On November 12, 2008, after payment on November 10, 2008 of the distribution of $0.59 per unit declared on October 17, 2008, approximately 0.8 million subordinated units will convert into an equal number of common units and will then participate pro rata with the other common units in the distributions of available cash.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 740,681 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of September 30, 2008, 553,181 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the Board of Directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne Services Inc., on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. During the nine months ended September 30, 2008, TransMontaigne Services Inc., on behalf of the long-term incentive plan, has repurchased approximately 2,940 common units pursuant to the program.

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

        On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the non-officer directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $46,000, $0.2 million and $0.4 million associated with the July 2008, March 2008 and March 2007 grants, respectively. Amortization of deferred equity-based compensation of approximately $23,000 and $22,000 is included in direct general and administrative expenses for the three months ended September 30, 2008 and 2007, respectively. Amortization of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

deferred equity-based compensation of approximately $61,000 and $44,000 is included in direct general and administrative expenses for the nine months ended September 30, 2008 and 2007, respectively.

(13) COMMITMENTS AND CONTINGENCIES

         Contract Commitments.    At September 30, 2008, we have contractual commitments of approximately $26.2 million for the supply of services, labor and materials related to capital projects that currently are under development.

         Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through April 2021. At September 30, 2008, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2008 (remainder of the year)	$305
2009	1,159
2010	1,103
2011	692
2012	570
Thereafter	6,734

$10,563

        Rental expense under operating leases was approximately $350,000 and $220,000 for the three months ended September 30, 2008 and 2007, respectively. Rental expense under operating leases was approximately $1.1 million and $690,000 for the nine months ended September 30, 2008 and 2007, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic weighted average units	12,442	12,444	12,442	9,730
Dilutive effect of restricted phantom units	—	1	1	1

Diluted weighted average units	12,442	12,445	12,443	9,731

        For the three and nine months ended September 30, 2008, we included the dilutive effect of 2,000 restricted phantom units granted July 18, 2008 in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units exceeded the related unamortized deferred compensation. For the nine months ended September 30, 2008, we also included the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

exceeded the related unamortized deferred compensation. For the three and nine months ended September 30, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, we excluded the dilutive effect of 3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average quoted market price of our common units. For the three months ended September 30, 2008, we also excluded the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average quoted market price of our common units.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gulf Coast Terminals:
Terminaling services fees, net	$10,044	$9,406	$29,573	$28,498
Other	2,130	1,427	7,604	3,527

Revenue	12,174	10,833	37,177	32,025
Direct operating costs and expenses	(5,637)	(4,405)	(16,786)	(13,650)

Net margins	6,537	6,428	20,391	18,375

Midwest Terminals and Pipeline System:
Terminaling services fees, net	924	820	2,593	2,171
Pipeline transportation fees	289	481	819	1,612
Other	200	39	685	787

Revenue	1,413	1,340	4,097	4,570
Direct operating costs and expenses	(407)	(1,060)	(1,180)	(2,046)

Net margins	1,006	280	2,917	2,524

Brownsville Terminals:
Terminaling services fees, net	3,160	2,808	9,435	8,849
Pipeline transportation fees	537	—	2,014	—
Other	1,012	855	3,434	2,881

Revenue	4,709	3,663	14,883	11,730
Direct operating costs and expenses	(2,932)	(1,952)	(8,567)	(6,673)

Net margins	1,777	1,711	6,316	5,057

River Terminals:
Terminaling services fees, net	5,119	4,729	14,211	14,064
Other	265	141	508	420

Revenue	5,384	4,870	14,719	14,484
Direct operating costs and expenses	(2,468)	(1,537)	(5,881)	(5,151)

Net margins	2,916	3,333	8,838	9,333

Southeast Terminals:
Terminaling services fees, net	9,078	9,474	26,937	28,715
Other	2,446	1,741	6,307	5,301

Revenue	11,524	11,215	33,244	34,016
Direct operating costs and expenses	(4,887)	(5,460)	(14,704)	(16,101)

Net margins	6,637	5,755	18,540	17,915

Total net margins	18,873	17,507	57,002	53,204
Direct general and administrative expenses	(705)	(288)	(3,095)	(1,642)
Allocated general and administrative expenses	(2,508)	(2,489)	(7,523)	(7,412)
Allocated insurance expense	(708)	(717)	(2,125)	(2,151)
Reimbursement of bonus awards	(375)	(375)	(1,125)	(750)
Depreciation and amortization	(5,794)	(5,481)	(17,299)	(15,876)

Operating income	8,783	8,157	25,835	25,373
Other income (expense), net	(1,819)	(242)	(5,044)	(7,433)

Net earnings	$6,964	$7,915	$20,791	$17,940

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,207	$529	$3,373	$5,119	$861	$13,089
Morgan Stanley Capital Group	7,943	884	383	225	10,663	20,098
TransMontaigne Inc.	1,024	—	953	40	—	2,017

Total revenue	$12,174	$1,413	$4,709	$5,384	$11,524	$35,204

Identifiable assets	$131,341	$10,602	$72,506	$65,981	$175,855	$456,285

Capital expenditures	$5,373	$86	$3,531	$697	$2,752	$12,439

	Three months ended September 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,915	$281	$2,529	$4,930	$2,494	$13,149
Morgan Stanley Capital Group	6,948	1,053	547	—	2,094	10,642
TransMontaigne Inc.	970	6	587	(60)	6,627	8,130

Total revenue	$10,833	$1,340	$3,663	$4,870	$11,215	$31,921

Identifiable assets	$116,123	$10,384	$56,604	$67,065	$172,597	$422,773

Capital expenditures	$1,286	$49	$788	$156	$2,639	$4,918

	Nine months ended September 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$9,290	$1,450	$10,187	$14,332	$2,601	$37,860
Morgan Stanley Capital Group	24,970	2,635	1,312	238	30,643	59,798
TransMontaigne Inc.	2,917	12	3,384	149	—	6,462

Total revenue	$37,177	$4,097	$14,883	$14,719	$33,244	$104,120

Identifiable assets	$131,341	$10,602	$72,506	$65,981	$175,855	$456,285

Capital expenditures	$15,268	$1,078	$9,644	$1,314	$3,990	$31,294

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$9,633	$807	$8,552	$14,563	$7,449	$41,004
Morgan Stanley Capital Group	9,518	1,406	1,498	—	6,905	19,327
TransMontaigne Inc.	12,874	2,357	1,680	(79)	19,662	36,494

Total revenue	$32,025	$4,570	$11,730	$14,484	$34,016	$96,825

Identifiable assets	$116,123	$10,384	$56,604	$67,065	$172,597	$422,773

Capital expenditures	$4,785	$112	$1,848	$231	$7,907	$14,883

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2008

        On July 8, 2008, we announced that effective July 8, 2008, Charles L. Dunlap has been appointed to serve as a member of the Board of Directors and as a member of the Conflicts Committee of our general partner. Since January 2005, Mr. Dunlap has served as Chief Executive Officer and President of Pasadena Refining System, Inc. based in Houston, Texas.

        On July 18, 2008, we announced a distribution of $0.58 per unit payable on August 5, 2008 to unitholders of record on July 31, 2008.

        On July 23, 2008, Hurricane Dolly damaged our Brownsville, Texas facilities. During the three months ended September 30, 2008, we incurred approximately $0.2 million in costs to remove debris and make repairs to damaged property. As of September 30, 2008, we expect to incur approximately $0.8 million in additional costs to repair the damaged property. The additional costs to repair the damaged property are expected to be incurred through March 31, 2009.

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. On September 21, 2008, Morgan Stanley obtained the approval of the Board of Governors of the Federal Reserve System (the "Fed") to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank, from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the "OCC") authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrently with this conversion, Morgan Stanley became a financial holding company under the Bank Holding Company Act, as amended (the "BHC Act"). As a result, Morgan Stanley has become subject to the consolidated supervision and regulation of the Fed and Morgan Stanley Bank, N.A. has become subject to the supervision and regulation of the OCC.

        As a financial holding company, Morgan Stanley will be able to engage in any activity that is financial in nature, incidental to a financial activity, or complementary to a financial activity. The BHC Act, by its terms, provides any company, such as Morgan Stanley, that becomes a financial holding company a two-year grace period to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions. The BHC Act grandfathers "activities related to the trading, sale or investment in commodities and underlying physical properties" provided that Morgan Stanley conducted any of such type of activities as of

September 30, 1997 and provided that certain other conditions are satisfied, which conditions are reasonably within the control of Morgan Stanley. In addition, the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The Fed has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

        Morgan Stanley has advised us that it is conducting an internal review to determine whether any of our activities or investments would be impermissible under the BHC Act in the absence of an order that such activities or investments are complementary to a financial activity. If it determines that any such activities or investments would fall into this category, Morgan Stanley will consider whether to file an application with the Fed seeking a determination that such activities and investments are complementary to a financial activity.

        It is possible that, if such an application is filed, the Fed will not grant such relief and that certain of our activities or investments will not be deemed permissible under the BHC Act as a grandfathered, financial, incidental or complementary activity. If so, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period.

        We are unable to predict whether Morgan Stanley will determine that any of our activities or investments would be impermissible under the BHC Act absent an order that such activity or investment is complementary to a financial activity. Nor are we able to predict whether the Fed would grant Morgan Stanley's request for a determination that any such activities or investments are complementary to a financial activity. We are therefore unable to predict whether Morgan Stanley would be required to cause us to discontinue any such activities or investments or whether Morgan Stanley would be required to transfer control of our general partner. We are, therefore, also unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operations.

SUBSEQUENT EVENTS

        The contraction in the global financial and credit markets has adversely affected the liquidity and the credit available to many enterprises, including those involved in the supply and marketing of refined petroleum products. Moreover, the recent market conditions and extraordinary volatility of prices for refined petroleum products and other commodities has had an adverse effect on the United States economy and demand for refined petroleum products. These ongoing market conditions, which are further described in "Item 1A. Risk Factors" of this report, appear to have affected our customers. For the month ended October 31, 2008, we have experienced a reduction of approximately 10% in product throughput at our facilities as compared to the average monthly volume of product throughput at our facilities for the nine months ended September 30, 2008. At this time, we do not know whether this decline in product throughput at our facilities will continue in the future as it is driven in part by unpredictable market conditions and their effects.

        On October 17, 2008, we announced a distribution of $0.59 per unit payable on November 10, 2008 to unitholders of record on October 31, 2008.

        In connection with his resignation as a Managing Director of Morgan Stanley, on October 22, 2008, Olav N. Refvik resigned as a member of the Board of Directors of our general partner, effective October 22, 2008. In his letter of resignation, Mr. Refvik indicated that there were no disagreements between Mr. Refvik and us or members of the Board of Directors of our general partner regarding our operations, policies or practices. To fill the vacancy resulting from Mr. Refvik's resignation, we announced the appointment of Goran Trapp to serve as a member of the Board of Directors of our general partner, effective October 22, 2008. Mr. Trapp is a Managing Director at Morgan Stanley and

has served as the Head of Global Oil Liquids in Commodities at Morgan Stanley since July 2008 and the Head of Europe, Middle East and Africa Commodities since January 2008.

        On November 12, 2008, after payment on November 10, 2008 of the distribution of $0.59 per unit declared on October 17, 2008, approximately 0.8 million subordinated units will convert into an equal number of common units and will then participate pro rata with the other common units in the distributions of available cash.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

         Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Three months ended September 30,
	2008	2007
Terminaling services fees, net	$28,325	$27,237
Pipeline transportation fees	826	481
Management fees and reimbursed costs	478	415
Other	5,575	3,788

Revenue	$35,204	$31,921

        The revenue of our business segments were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$12,174	$10,833
Midwest terminals and pipeline system	1,413	1,340
Brownsville terminals	4,709	3,663
River terminals	5,384	4,870
Southeast terminals	11,524	11,215

Revenue	$35,204	$31,921

        Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company. The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the three months ended September 30, 2008, the Mexican LPG operations generated approximately $0.4 million of revenue attributable to our Brownsville terminals.

         Terminaling Services Fees, Net.    Pursuant to terminaling services agreements with our customers, which range from one month to seven years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by business segments were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$10,044	$9,406
Midwest terminals and pipeline system	924	820
Brownsville terminals	3,160	2,808
River terminals	5,119	4,729
Southeast terminals	9,078	9,474

Terminaling services fees, net	$28,325	$27,237

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. In connection with our acquisition we amended the existing LPG terminaling services agreement with TransMontaigne Inc., resulting in a decrease in the rates charged to TransMontaigne Inc. on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the three months ended September 30, 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.2) million of terminaling services fees, net.

        Our terminaling services agreements are structured as either throughput agreements or storage agreements. Certain throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a minimum amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a minimum amount of revenue to be recognized by us. We refer to the minimum amount of revenue recognized pursuant to our terminaling services agreements as being "firm commitments." Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as "variable." The "firm commitments" and "variable" revenue included in terminaling services fees, net were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Firm commitments:
External customers	$8,256	$9,134
Affiliates	17,715	11,386

Total	25,971	20,520
Variable:
External customers	2,347	2,227
Affiliates	7	4,490

Total	2,354	6,717

Terminaling services fees, net	$28,325	$27,237

        Effective January 1, 2008, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast facilities. Under this agreement, Morgan Stanley Capital Group agreed to throughput a minimum volume of product at our Southeast facilities resulting in "firm commitments." Prior to January 1, 2008, we had a terminaling services agreement with TransMontaigne Inc. related to our Southeast facilities that resulted in "variable" revenue.

        Included in terminaling services fees, net for the three months ended September 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $16.2 million and $9.4 million, respectively, and TransMontaigne Inc. of approximately $1.5 million and $6.5 million, respectively.

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

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	289	481
Brownsville terminals	537	—
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$826	$481

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback Pipeline, from Rio Vista. For the three months ended September 30, 2008, the Mexican LPG operations generated approximately $0.5 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the three months ended September 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $0.3 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.5 million and $nil, respectively.

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

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$44	$32
Midwest terminals and pipeline system	—	—
Brownsville terminals	349	295
River terminals	—	—
Southeast terminals	85	88

Management fees and reimbursed costs	$478	$415

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

	Three months ended September 30,
	2008	2007
Product gains	$3,097	$1,958
Steam heating fees	1,301	1,053
Product transfer services	176	183
Railcar storage	207	96
Other	794	498

Other revenue	$5,575	$3,788

        The other revenue by business segments were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$2,086	$1,395
Midwest terminals and pipeline system	200	39
Brownsville terminals	663	560
River terminals	265	141
Southeast terminals	2,361	1,653

Other revenue	$5,575	$3,788

        Included in other revenue for the three months ended September 30, 2008 and 2007, are amounts charged to Morgan Stanley Capital Group of approximately $3.6 million and $0.7 million, respectively, and TransMontaigne Inc. of approximately $nil and $1.6 million, respectively.

         Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Wages and employee benefits	$5,242	$4,164
Utilities and communication charges	2,512	1,685
Repairs and maintenance	4,963	4,649
Office, rentals and property taxes	1,576	1,489
Vehicles and fuel costs	406	705
Environmental compliance costs	1,235	1,644
Other	397	78
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$16,331	$14,414

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Gulf Coast terminals	$5,637	$4,405
Midwest terminals and pipeline system	407	1,060
Brownsville terminals	2,932	1,952
River terminals	2,468	1,537
Southeast terminals	4,887	5,460

Direct operating costs and expenses	$16,331	$14,414

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the three months ended September 30, 2008, the Mexican LPG operations incurred approximately $0.2 million of direct operating costs and expenses attributable to our Brownsville terminals.

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Accounting and tax expenses	$165	$78
Legal expenses	305	78
Independent director fees and investor relations expenses	61	56
Amortization of deferred equity-based compensation	23	22
Provision for potentially uncollectible accounts receivable	159	—
Income tax expense (benefit)	(36)	30
Other	28	24

Direct general and administrative expenses	$705	$288

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards were approximately $0.4 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively.

        For the three months ended September 30, 2008 and 2007, depreciation and amortization expense was approximately $5.8 million and $5.5 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

         Revenue.    Our revenue was as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Terminaling services fees, net	$82,749	$82,297
Pipeline transportation fees	2,833	1,612
Management fees and reimbursed costs	1,430	1,268
Other	17,108	11,648

Revenue	$104,120	$96,825

        The revenue of our business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$37,177	$32,025
Midwest terminals and pipeline system	4,097	4,570
Brownsville terminals	14,883	11,730
River terminals	14,719	14,484
Southeast terminals	33,244	34,016

Revenue	$104,120	$96,825

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista Energy Partners L.P. ("Rio Vista"). The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the nine months ended September 30, 2008, the Mexican LPG operations generated approximately $1.5 million of revenue attributable to our Brownsville terminals.

         Terminaling Services Fees, Net.    Terminaling services fees, net by business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$29,573	$28,498
Midwest terminals and pipeline system	2,593	2,171
Brownsville terminals	9,435	8,849
River terminals	14,211	14,064
Southeast terminals	26,937	28,715

Terminaling services fees, net	$82,749	$82,297

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. In connection with our acquisition we amended the existing LPG terminaling services agreement with TransMontaigne Inc., resulting in a decrease in the rates charged to TransMontaigne Inc. on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the nine months ended September 30, 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.5) million of terminaling services fees, net.

        The "firm commitments" and "variable" revenue included in terminaling services fees, net were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Firm commitments:
External customers	$24,698	$27,446
Affiliates	52,442	23,090

Total	77,140	50,536
Variable:
External customers	5,836	7,584
Affiliates	(227)	24,177

Total	5,609	31,761

Terminaling services fees, net	$82,749	$82,297

        Effective January 1, 2008, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast facilities. Under this agreement, Morgan Stanley Capital Group agreed to throughput a minimum volume of product at our Southeast facilities resulting in "firm commitments". Prior to January 1, 2008, we had a terminaling services agreement with TransMontaigne Inc. related to our Southeast facilities that resulted in "variable" revenue.

        Included in terminaling services fees, net for the nine months ended September 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $47.8 million and $17.7 million, respectively, and TransMontaigne Inc. of approximately $4.4 million and $29.5 million, respectively.

         Pipeline Transportation Fees.    The pipeline transportation fees by business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	819	1,612
Brownsville terminals	2,014	—
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,833	$1,612

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback Pipeline, from Rio Vista. For the nine months ended September 30, 2008, the Mexican LPG operations generated approximately $2.0 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the nine months ended September 30, 2008 and 2007, are fees charged to Morgan Stanley Capital Group of approximately $0.8 million and $0.6 million, respectively, and TransMontaigne Inc. of approximately $2.1 million and $1.0 million, respectively.

         Management Fees and Reimbursed Costs.    The management fees and reimbursed costs by business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$118	$133
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,062	856
River terminals	—	—
Southeast terminals	250	279

Management fees and reimbursed costs	$1,430	$1,268

         Other Revenue.    Other revenue is composed of the following (in thousands):

	Nine months ended September 30,
	2008	2007
Product gains	$9,835	$6,344
Steam heating fees	4,119	3,144
Product transfer services	595	504
Railcar storage	539	392
Other	2,020	1,264

Other revenue	$17,108	$11,648

        The other revenue by business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$7,486	$3,394
Midwest terminals and pipeline system	685	787
Brownsville terminals	2,372	2,025
River terminals	508	420
Southeast terminals	6,057	5,022

Other revenue	$17,108	$11,648

        Included in other revenue for the nine months ended September 30, 2008 and 2007, are amounts charged to Morgan Stanley Capital Group of approximately $11.2 million and $1.0 million, respectively, and TransMontaigne Inc. of approximately $nil and $6.0 million, respectively.

         Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Wages and employee benefits	$15,800	$13,218
Utilities and communication charges	7,086	5,420
Repairs and maintenance	14,917	15,383
Office, rentals and property taxes	4,719	4,308
Vehicles and fuel costs	1,193	1,936
Environmental compliance costs	2,261	2,823
Other	1,142	557
Less—property and environmental insurance recoveries	—	(24)

Direct operating costs and expenses	$47,118	$43,621

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Gulf Coast terminals	$16,786	$13,650
Midwest terminals and pipeline system	1,180	2,046
Brownsville terminals	8,567	6,673
River terminals	5,881	5,151
Southeast terminals	14,704	16,101

Direct operating costs and expenses	$47,118	$43,621

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the nine months ended September 30, 2008, the Mexican LPG operations incurred approximately $0.5 million of direct operating costs and expenses attributable to our Brownsville terminals.

        Direct general and administrative expenses were as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Accounting and tax expenses	$1,240	$795
Legal expenses	724	362
Independent director fees and investor relations expenses	382	200
Amortization of deferred equity-based compensation	12	44
Provision for potentially uncollectible accounts receivable	414	83
Income tax expense	103	85
Other	220	73

Direct general and administrative expenses	$3,095	$1,642

        The allocated general and administrative expenses were approximately $7.5 million and $7.4 million for the nine months ended September 30, 2008 and 2007, respectively.

        The allocated insurance expenses were approximately $2.1 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.

        The reimbursement of bonus awards were approximately $1.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

        For the nine months ended September 30, 2008 and 2007, depreciation and amortization expense was approximately $17.3 million and $15.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders and capital expenditures. Due to current conditions in the public debt and equity markets, our principal sources of funds to meet our liquidity needs currently are limited to cash generated by operations and borrowings under our senior secured credit facility. We believe that we will be able to generate sufficient cash from operations in the future to meet our liquidity needs to fund our working capital requirements and to fund our distributions to unitholders. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility.

        Excluding acquisitions, our capital expenditures that were paid in cash for the nine months ended September 30, 2008 were approximately $31.3 million for terminal and pipeline facilities and assets to support these facilities. Management and the Board of Directors of our general partner previously approved capital projects that currently are under construction with estimated completion dates that extend through December 31, 2009. At September 30, 2008, the remaining capital expenditures to complete the approved capital projects are estimated to range from $65 million to $75 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The capital expenditures to complete the approved capital projects are expected to be incurred through December 31, 2009. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Brownsville	Increase LPG tank capacity	19,000	In-service
Gulf Coast	Renewable fuels blending functionality		In-service
Tampa	Increase light oil tank capacity Improve truck rack capacity and functionality	250,000	In-service 2H 2009
Port Everglades	Increase light oil and residual oil tank capacity Improve truck rack capacity and functionality	975,000	2H 2009 2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group Inc. ("MSCG"), we expect to receive total payments from MSCG in the range of $25 million to $30 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At September 30, 2008, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At September 30, 2008, our outstanding borrowings were approximately $148.5 million, resulting in available capacity of approximately $51.5 million. Upon our payment of the remaining capital expenditures to complete the approved capital projects and our receipt of payments from MSCG upon completion of certain of the capital projects, we currently expect to have approximately $10 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $50 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

         Senior Secured Credit Facility.    At September 30, 2008, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $227.7 million at September 30, 2008). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.30% to 0.50% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three Months Ended
					Twelve Months Ended September 30, 2008
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$13,767	$13,707	$15,046	$14,395	$56,915
Consolidated funded indebtedness					$148,500
Total leverage ratio and senior secured leverage ratio					2.61	x
Consolidated EBITDA for the interest coverage ratio	$9,533	13,707	15,046	14,395	$52,681
Consolidated interest expense, as stipulated in the credit facility	$(9)	$1,603	$1,479	$1,464	$4,537
Interest coverage ratio					11.61	x
Reconciliation of Consolidated EBITDA to cash flows provided by (used in) operating activities:
Consolidated EBITDA for the total leverage ratio	$13,767	$13,707	$15,046	$14,395	$56,915
Less pro forma adjustments	(4,234)	—	—	—	(4,234)

Consolidated EBITDA for the interest coverage ratio	9,533	13,707	15,046	14,395	52,681
Consolidated interest expense	9	(1,603)	(1,479)	(1,464)	(4,537)
Effects of our acquisition of Southeast terminals	3,353	—	—	—	3,353
Reversal of previously recognized equity-based compensation	—	(49)	—	—	(49)
Amounts due under long-term terminaling services agreements	(724)	(423)	(634)	(140)	(1,921)
Changes in operating assets and liabilities	3,994	6,825	(2,678)	686	8,827

Cash flows provided by operating activities	$16,165	$18,457	$10,255	$13,477	$58,354

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. We currently do not manage our exposure to interest rates, but we may in the future. At September 30, 2008, we had outstanding borrowings of approximately $148.5 million under our senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.5 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        Each registrant is required to include under the caption "Risk Factors" significant factors that make the business and operation of the registrant, and an investment in the registrant's securities, speculative or risky. As such, risk factors are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations. The risk factors discussed in detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 10, 2008, are expressly incorporated into this report by reference. Those risk factors include, but are not limited to:

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

        In addition, each registrant is required to set forth in its quarterly report on Form 10-Q any material changes from the risk factors previously disclosed in the registrant's Annual Report on Form 10-K. As a result of recent events in the financial markets as discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, you should carefully consider the following important factors that could cause actual results to differ materially from our expectations and may adversely affect our business, financial condition, results of operations or cash flows.

         Because of recent, unprecedented contraction in global financial and credit markets, one or more of our significant customers may become unable to secure financing arrangements adequate to purchase their desired volume of product, which could reduce use of our tank capacity and throughput volumes at our terminal facilities and adversely affect our financial condition and results of operations.

        The contraction in the global financial and credit markets has adversely affected the liquidity of many large financial institutions and may affect other businesses in the future. In part, these conditions have reduced the credit available to various enterprises, including those involved in the supply and marketing of refined petroleum products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers' ability to secure financing arrangements adequate to support their historic product throughput volumes could result in a material decline in use of our tank capacity or the throughput of product at our terminal facilities. In the current economic climate, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make distributions to our unitholders.

         The recent record high prices and continued price volatility of refined petroleum products may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

        The recent volatile market conditions and record high prices of refined petroleum products may adversely affect the United States economy and cause a reduction in demand for refined petroleum products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the continued volatility in the price of refined petroleum products may render our customers' hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations. The decrease in supply and marketing activities may result in reduced throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

         Morgan Stanley Capital Group, which is our largest customer and controls our general partner, is owned by Morgan Stanley. On September 21, 2008, Morgan Stanley became a bank holding company under applicable federal banking law and regulations, which impose regulatory limitations on Morgan Stanley's ability to conduct certain nonbanking activities or retain or make certain investments. If Morgan Stanley determines that any of our activities or investments would be impermissible under the BHC Act, and it is unable to obtain relief from the Fed within the statutory grace period of two years with the possibility of three one-year extensions, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment, or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period.

        On September 21, 2008, Morgan Stanley obtained the approval of the Fed to become a bank holding company. Two days later, Morgan Stanley became a financial holding company under the BHC Act. As a financial holding company, Morgan Stanley will be able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity. The BHC Act, by its terms, provides that any company, such as Morgan Stanley, that becomes a financial holding company has two years to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions. The BHC Act grandfathers any "activities related to the trading, sale or investment in commodities and underlying physical properties," provided that Morgan Stanley conducted any such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions are reasonably in the control of Morgan Stanley. In addition, the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The Fed has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity. Morgan Stanley has advised us that it is conducting an internal review to determine whether any of our activities or investments would be impermissible under the BHC Act in the absence of an order that such activities or investments are complementary to a financial activity. If it determines that any such activities or investments would fall into this category, Morgan Stanley will consider whether to file an application with the Fed seeking a determination that such activities and investments are complementary to a financial activity.

        It is possible that, if such an application is filed, the Fed will not grant such relief and that certain of our activities or investments will not be deemed permissible under the BHC Act as a grandfathered, financial, incidental or complementary activity. If so, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period.

        Upon becoming a financial holding company, Morgan Stanley became subject to the consolidated supervision and regulation of the Fed. As a result, our general partner, which is an indirectly wholly owned subsidiary of Morgan Stanley, and the Partnership are now also subject to such supervision and regulation. In addition, the statutes and regulations governing the activities of financial holding companies are subject to change from time to time. We are currently unable to predict whether becoming subject to the consolidated supervision and regulation affecting Morgan Stanley as a financial holding company, or any future changes in the statutes and regulations governing the activities of financial holding companies, will have a material impact on us or what any such impact may be.

        We are unable to predict whether Morgan Stanley will determine that any of our activities or investments would be impermissible under the BHC Act absent an order that any such activity or investment is complementary to a financial activity. Nor are we able to predict whether the Fed would grant Morgan Stanley's request for a determination that any such activities or investments are complementary to a financial activity. We are therefore unable to predict whether Morgan Stanley would be required to cause us to discontinue any such activities or investments, or whether Morgan Stanley would be required to transfer control of our general partner. We are, therefore, also unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operation. We also cannot currently predict whether, if Morgan Stanley is required to transfer control of our general partner, it would materially affect our relationship with Morgan Stanley Capital Group, or materially adversely affect our results of operations or financial condition. In addition, the uncertainty surrounding our future relationship with Morgan Stanley may suppress the market value of our common units.

ITEM 2.    UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

         Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2008 covered by this report.

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units that May Yet Be Purchased Under the Plans or Programs
July	420	$27.00	420	7,900
August	420	$25.00	420	7,480
September	420	$26.11	420	7,060

	1,260	$26.04	1,260

All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under our Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. For the three months ended September 30, 2008, we have repurchased 1,260 common units with approximately $33,000 of aggregate market value for this purpose. For the nine months ended September 30, 2008, we have repurchased 2,940 common units with approximately $82,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: November 6, 2008	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
	By:	TransMontaigne GP L.L.C., its General Partner
/s/ RANDALL J. LARSON
	By:	Randall J. Larson Chief Executive Officer
/s/ FREDERICK W. BOUTIN
	By:	Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.