Form 10-K
period 2008-12-31
TransMontaigne Partners L.P.
filed 2009-03-09
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2008 was $242,555,810.98, computed by reference to the last sale price ($27.02 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 30, 2008.

         The number of the registrant's common limited partner units outstanding on February 27, 2009 was 9,952,867.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unitholder Information," "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. A copy of this annual report on Form 10-K (without exhibits) will be furnished without charge to any unitholder who sends a written request to our offices, addressed as follows: TransMontaigne Partners L.P., Attention: Investor Relations, 1670 Broadway, Suite 3100, Denver, Colorado 80202.

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

  •
  our ability to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;

  •
  a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;

  •
  debt levels and restrictions in our debt agreements that may limit our operational flexibility;

  •
  we may have to refinance our existing debt in unfavorable market conditions;

  •
  the impact of Morgan Stanley's status as a bank holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner;

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

  •
  the continued creditworthiness of, and performance by, our significant customers;

  •
  the ability of our significant customers to secure financing arrangements adequate to purchase their desired volume of product;

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

  •
  conflicts of interest and the limited fiduciary duties of our general partner, which is indirectly controlled by Morgan Stanley Capital Group;

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

Part I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

        TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc. We commenced operations upon the closing of our initial public offering on May 27, 2005. Effective December 31, 2005, we changed our year end for financial and tax reporting purposes from June 30 to December 31. Effective September 1, 2006, Morgan Stanley Capital Group Inc., which we refer to as Morgan Stanley Capital Group, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. and, as a result, Morgan Stanley, the parent company of Morgan Stanley Capital Group, became the indirect owner of our general partner. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Suite 3100, Denver, Colorado 80202; our telephone number is (303) 626-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P. and our wholly owned and controlled operating subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, and TransMontaigne Partners and its subsidiaries.

OVERVIEW

        We are a terminaling and transportation company with operations along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeastern United States. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. We do not purchase or market products that we handle or transport. Therefore, we do not have material direct exposure to changes in commodity prices, except for the value of refined product gains arising from terminaling services agreements with certain customers.

        TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Inc. is an indirect wholly owned subsidiary of Morgan Stanley. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne GP L.L.C. is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P. TransMontaigne GP L.L.C. is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur. The following diagram depicts our current organization and structure:

Public Unitholders
9,167,465 Common Units
Morgan Stanley
337,500 Subordinated Units
112,500 Common Units
100% Ownership Interest
Morgan Stanley Capital Group Inc.
100% Ownership Interest
TransMontaigne Inc.
100% Ownership Interest
72.2% Limited Partner Interest
TransMontaigne Product Services Inc.
100% Ownership
3.5% Limited Partner Interest
60% Ownership
TransMontaigne Services Inc.
40% Ownership
TransMontaigne Holdings L.L.C.
100% Ownership Interest
TransMontaigne Holdings Inc.
2,154,199 Subordinated Units
672,902 Common Units
100% Ownership Interest
22.3% Limited Partner Interest
TransMontaigne GP L.L.C.
(the General Partner)
253,971 General Partner Units
Incentive Distribution Rights
2% General Partner Interest
TransMontaigne Partners L.P.
(the Partnership)
100% Ownership Interest
Operating Subsidiaries
TransMontaigne Operating GP L.L.C.
TransMontaigne Terminals L.L.C.
TLP Finance Corp.
TLP Mex L.L.C.
TPSI Terminals L.L.C.
TransMontaigne Operating Company L.P.
Razorback L.L.C.
TLP Operating Finance Corp.
TMOC Corp.
TPME L.L.C.
Penn Octane de México, S. de R.L. de C.V.
Tergas, S. de R.L. de C.V.
Termatsal, S. de R.L. de C.V.

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

        Morgan Stanley is a leading global trading company with extensive trading activities focused on the energy markets, including crude oil and refined petroleum products. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group's trading and risk management activities cover a broad spectrum of the energy industry with extensive resources dedicated to refined product supply and transportation. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. Morgan Stanley Capital Group has access to substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia.

        Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River and Southeast facilities.

  •
  Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, seven of which are located in Florida and one of which is located in Mobile, Alabama. These facilities currently have approximately 6.5 million barrels of aggregate active storage capacity.

  •
  Midwest.  Our Midwest facilities consist of a 67-mile, interstate refined products pipeline between Missouri and Arkansas, which we refer to as the Razorback pipeline, and three refined product terminals with approximately 0.6 million barrels of aggregate active storage capacity.

  •
  Brownsville.  Our terminal in Brownsville, Texas has approximately 2.2 million barrels of aggregate active storage capacity, which includes a liquefied petroleum gas ("LPG") terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We operate a bi-directional refined products pipeline for an affiliate of Mexico's state-owned petroleum company for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico. We also own and operate an LPG pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, and a parallel pipeline which can be utilized in the future to transport additional LPG or refined petroleum products to Mexico, which we collectively refer to as the Diamondback pipelines. Our Matamoros terminal has approximately 7,000 barrels of aggregate active LPG storage capacity.

  •
  River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.7 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

  •
  Southeast.  Our Southeast facilities consist of 22 refined petroleum products terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 8.8 million barrels.

        The volume of product that is handled, transported, throughput or stored in our terminals and pipelines is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipelines. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput at our terminals and pipelines is not material.

        The recent contraction in the global financial and credit markets has adversely affected the liquidity and the credit available to many enterprises, including those involved in the supply and marketing of refined petroleum products. Moreover, the recent market conditions and volatility of prices for refined petroleum products have had an adverse effect on demand for refined petroleum products. At this time, we do not know whether this decline in demand for refined petroleum products will continue in the future as it is driven in part by unpredictable market conditions and their effects. A prolonged decline in demand for refined petroleum products may result in a decline in product throughput at our facilities and ultimately, a decline in our revenue, net earnings and cash flows.

Recent Developments

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group, which, in turn, is a wholly-owned subsidiary of Morgan Stanley. On September 21, 2008, Morgan Stanley obtained the approval of the Board of Governors of the Federal Reserve System (the "Fed") to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank, from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the "OCC") authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrently with this conversion, Morgan Stanley became a financial holding company under the Bank Holding Company Act, as amended (the "BHC Act"). As a result, Morgan Stanley has become subject to the consolidated supervision and regulation of the Fed and Morgan Stanley Bank, N.A. has become subject to the supervision and regulation of the OCC.

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

        Morgan Stanley has advised us that it is conducting an internal review to determine whether any of our activities or investments would be impermissible under the BHC Act in the absence of an order that such activities or investments are complementary to a financial activity. If Morgan Stanley determines that any such activities or investments would fall into this category, it will consider whether to file an application with the Fed seeking a determination that such activities and investments are complementary to a financial activity.

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

        We are unable to predict whether Morgan Stanley will determine that any of our activities or investments would be impermissible under the BHC Act absent an order that such activity or investment is complementary to a financial activity. Nor are we able to predict whether the Fed would grant Morgan Stanley's request for a determination that any such activities or investments are complementary to a financial activity. We are therefore unable to predict whether Morgan Stanley would be required to cause us to discontinue any such activities or investments or whether Morgan Stanley would be required to transfer control of our general partner or, if either of these actions is required, whether it would have a material adverse impact on our financial condition or results of operations.

Industry Overview

        Refined product terminaling and transportation companies, such as TransMontaigne Partners, facilitate the movement of refined products to consumers around the country. Consumption of refined products in the United States exceeds domestic production, which necessitates the importing of refined products from other countries. Moreover, a substantial majority of the petroleum refining that occurs in the United States east of the Rocky Mountains is concentrated in the Gulf Coast region, which necessitates the transportation of domestic product to other areas, such as the East Coast, Florida, Southeast and Midwest regions of the country. Terminaling and transportation companies receive, store, blend, treat and distribute refined products, both domestic and imported, as they are transported from refineries to wholesalers, retailers and end-users.

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

        Transportation.    Before an independent distribution and marketing company, such as TransMontaigne Inc. and Morgan Stanley Capital Group, distributes refined petroleum products in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a terminal.

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

        At both inland and marine terminals, the various products are stored in tanks on behalf of our customers.

        Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. To initiate the transfer of product, the driver uses an access control card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, additives are injected to conform to government specifications and individual customer requirements. If a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Approximately one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

        At marine terminals, the refined product is stored in tanks and may be delivered to tanker trucks over a rack in the same manner as at an inland terminal or to cruise ships and other vessels, known as bunkering, either at the dock, through a pipeline, or by truck or barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of approximately 42 tanker truckloads, of bunker fuel per refueling. Bunker fuel is a mixture of residual fuel oil and diesel fuel. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship's engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to obtain their fuel from experienced companies.

Our Operations

        We are a terminaling and transportation company with operations along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeastern United States. We use our terminaling facilities to, among other things:

  •
  receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those refined products to the tanks located at our terminals;

  •
  store the refined products in our tanks for our customers;

  •
  monitor the volume of the refined products stored in our tanks;

  •
  distribute the refined products out of our terminals in truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and

  •
  heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process.

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

  •
  Terminaling Services Fees.  We generate terminaling services fees by distributing and storing products for our customers. Terminaling services fees include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month.

  •
  Pipeline Transportation Fees.  We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback pipeline and the Diamondback pipeline.

  •
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

  •
  Other Revenue.  We provide ancillary services including heating and mixing of stored products and product transfer services. Pursuant to terminaling services agreements with our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2008 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,116,000
Port Everglades-South(1)	343,000
Jacksonville	271,000
Cape Canaveral	704,000
Port Manatee	1,385,000
Fisher Island	673,000
Tampa	762,000
Alabama
Mobile	223,000

Gulf Coast Total	6,477,000

Midwest Facilities
Rogers and Mt. Vernon (aggregate amounts)	406,000
Oklahoma City	158,000

Midwest Total	564,000

Brownsville, Texas Facilities
Brownsville	2,235,000
Matamoros, Mexico	7,000

Brownsville Total	2,242,000

River Facilities
Arkansas City, AR	607,000
Evansville, IN	243,000
New Albany, IN	201,000
Greater Cincinnati, KY	200,000
Henderson, KY	182,000
Louisville, KY	181,000
Owensboro, KY	157,000
Paducah, KY Complex	322,000
Baton Rouge, LA Dock	—
Greenville, MS (Clay Street)	194,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,710,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	193,000
Bainbridge, GA	261,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	2,591,000
Collins, MS	130,000
Doraville, GA	423,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	197,000
Macon, GA	131,000
Meridian, MS	139,000
Montvale, VA	396,000
Norfolk, VA	1,343,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	456,000
Spartanburg, SC	166,000

Southeast Total	8,750,000

TOTAL CAPACITY	20,743,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

        Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals located in Florida and Alabama. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products and crude oil and the United States government. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals and by rail at our Jacksonville terminal. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs. Our Mobile, Alabama terminal facility receives and distributes refined product to trucks and barges.

        The principal customers at our Gulf Coast facilities are Marathon Petroleum Company LLC, which we refer to as Marathon, and Morgan Stanley Capital Group.

        Midwest Terminals and Pipeline Operations.    In Missouri and Arkansas we own and operate the Razorback pipeline and terminals in Mt. Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product on behalf of Morgan Stanley Capital Group from our terminal at Mt. Vernon, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback pipeline. Morgan Stanley Capital Group currently is the only shipper on the Razorback pipeline and our sole customer at our Rogers and Mt. Vernon terminals.

        We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners for delivery via our truck rack to Shell Oil Products U.S., which we refer to as Shell, for redistribution to locations throughout the Oklahoma City region.

        Brownsville, Texas Operations.    In Brownsville, Texas, we own and operate two terminal facilities and the Diamondback pipelines which handle liquid product movements between Mexico and south Texas including refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, third parties engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

        The Diamondback pipelines consist of an 8" pipeline that transports LPG approximately 23 miles from our Brownsville facilities to our Matamoros terminal, with approximately 16 miles located in Texas and approximately 7 miles located in Mexico and a 6" pipeline, which runs parallel to the 8" pipeline, that can be used by us in the future to transport additional LPG or refined products to our Matamoros terminal. The 8" pipeline has a capacity of approximately 7,500 barrels per day. The 6" pipeline has a capacity of approximately 4,300 barrels per day.

        We also operate and maintain the United States portion of a 174-mile bi-directional refined products pipeline owned by PMI Services North America, Inc., an affiliate of Petroleos Mexicanos, or PEMEX, the state-owned, national petroleum company of Mexico. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX's terminal located in Reynosa, Mexico and terminates at PEMEX's refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the 17-mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

        The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined products, waxes and industrial chemicals. Our principal customers are Valero Marketing and Supply Company, which we refer to as Valero, TransMontaigne Inc., Morgan Stanley Capital Group, and PMI Trading Limited.

        River Operations.    Our River facilities include 12 refined product terminals along the Mississippi and Ohio Rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges. The principal customer at our River facilities is Valero.

        Southeast Operations.    Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. The Southeast facilities have a current aggregate storage capacity of approximately 8.8 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products and the United States Government. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks. The principal customers at our Southeast facilities are Morgan Stanley Capital Group and the United States government.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers.    We intend to continue to generate stable cash flows by capitalizing on the fee-based nature of our business, our minimum revenue commitments from our customers and the long-term nature of our contracts with many of our customers. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback and Diamondback pipelines. We have long-term terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, PMI Trading Limited, the United States government, TransMontaigne Inc. and Valero.

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

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2009, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2009. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other services we provide that are in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

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

        We have the ability to execute expansion and asset enhancement opportunities, particularly at our Gulf Coast terminals.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In addition, expanding our existing waterborne terminal capacity at our Gulf Coast terminals may facilitate a significant reduction in freight costs for our customers. We have initiated the expansion of our storage capacity at our Port Everglades terminal complex to add approximately 1.0 million barrels.

        We have a substantial presence in Florida, which has above-average population growth and significant demand for refined products, and is not currently served by any local refinery or interstate refined product pipeline.    Seven of our terminals serve our customers' operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

  •
  Refined products are largely distributed in Florida through terminals with waterborne access, such as our terminals, because Florida has no refineries or interstate refined product pipelines.

  •
  The Florida market is attractive to physical commodity traders because they can originate product supplies from multiple locations, both domestically and overseas, and transport the product to the terminal by vessel.

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

Competition

        We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Conoco Phillips, Exxon Mobil Corporation, Amerada Hess Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan Midstream Partners, L.P., Marathon Ashland Petroleum, LLC, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

  •
  price competition from terminal and transportation companies, some of which are substantially larger than we are and have greater financial resources, and control substantially greater storage capacity, than we do;

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest, Brownsville and Southeast facilities
TransMontaigne Inc	Gulf Coast and Brownsville facilities
Valero Marketing and Supply Company	River and Brownsville facilities
Marathon Petroleum Company LLC	Gulf Coast and River facilities
PMI Trading Limited, an affiliate of PEMEX	Brownsville facilities

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Formed in 1995, TransMontaigne Inc. is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in Olco Petroleum Group Inc., a Canadian petroleum marketing and terminaling company. As of February 27, 2009, TransMontaigne Inc. owned six refined product terminals; one dry bulk product terminal, one lube oil tanker, 18 tugboats and 29 barges; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units and subordinated units representing limited partner interests equal to approximately 25.8% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

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

Rights of First Offer and Refusal

        The omnibus agreement provides us with a right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. If we and TransMontaigne Inc. cannot agree on the terms of the purchase, TransMontaigne Inc. has the right during a six-month period following our offer to sell such assets to a third party bidder who pays at least 105% of the purchase price offered by us; provided that if TransMontaigne Inc. does not sell the assets to a third-party bidder during this period, we have the right to purchase the assets on the terms previously offered by us. This right of first offer is exercisable on or before December 15, 2010.

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase any assets that we propose to sell. Before we enter into any contract to sell such terminal or pipeline facilities to a third party, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price offered by the third party on the terms specified in the notice.

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any refined product storage capacity that we put into commercial service (i) after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer) after January 1, 2008, provided that TransMontaigne Inc. agrees to pay 105% of the fees offered by the third party customer.

Terminaling Services Agreements

        Florida Terminals and Razorback Pipeline System—Morgan Stanley Capital Group.    Effective June 1, 2007, we entered into a terminaling and transportation services agreement with Morgan Stanley Capital Group under which Morgan Stanley Capital Group agrees to transport on the Razorback pipeline and throughput at our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals a volume of refined products and renewable fuels that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.2 million for the contract year ending May 31, 2009 (approximately $36.3 million for the contract year ending May 31, 2010); with stipulated annual increases in throughput payments each contract year thereafter. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput payment is also subject to adjustment in the event we should fail to complete construction of and place in service certain capital projects at our Florida terminals on or before September 30, 2009.

        Should a force majeure event render performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. Morgan Stanley Capital Group may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner.

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $32.3 million for the contract year ending December 31, 2009; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2009. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. We expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $20 million to $25 million.

        Should a force majeure event render performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event. Morgan Stanley Capital Group may assign the terminaling services agreement only with the consent of the conflicts committee of our general partner.

        Southeast Terminaling Services Agreement—United States Government.    We have a terminaling services agreement with the United States government that will expire on April 30, 2012. The United States government has the option to extend the agreement for two additional five-year increments. Pursuant to the terminaling services agreement, we agreed to provide the United States government with approximately 0.3 million barrels of light refined product storage capacity at our Selma, NC terminal.

        Gulf Coast (Mobile) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.2 million for the contract year ending December 31, 2009. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 84,000 barrels of heavy oil storage capacity at the terminal.

        Gulf Coast (Florida) Terminaling Services Agreement—Marathon.    We have a terminaling services agreement with Marathon regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities that will expire on May 1, 2011. Under the terms of the Terminaling Services Agreement, we are proscribed from placing into commercial service any new or converted asphalt storage capacity at our Florida facilities without Marathon's express written consent.

        River Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero that will expire on April 1, 2013. Pursuant to the terminaling services agreement, we agreed to provide Valero with approximately 1.1 million barrels of light refined product storage capacity, in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals. Valero also has a right to match any third-party offer to use any existing, new or converted light refined product storage capacity that we put into commercial service at any of the River terminals subject to this agreement. If Valero fails to exercise its right to match, it has the right to terminate the terminaling services agreement in its entirety or with respect to the applicable terminal.

        Brownsville LPG Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Terminaling Services Agreement—Matamoros LPG.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.7 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Brownsville Terminaling Services Agreements—PMI Trading Limited.    We have multiple terminaling services agreements with PMI Trading Limited, an affiliate of PEMEX, relating to our Brownsville, Texas facilities that, if not renewed, will expire between May 31, 2010 and June 30, 2016. Under these agreements, PMI agreed to throughput and store at our terminals certain minimum volumes of aviation gasoline, diesel, gasoline, jet fuel, distillate, and natural gas liquids. We also manage and operate a 17-mile bi-directional pipeline on behalf of PMI.

        Brownsville Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas facilities that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $1.5 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Brownsville Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 112,000 barrels of heavy oil storage capacity at our Brownsville facilities. The current term of the terminaling services agreement expires on January 21, 2010. At the end of the current term, the terminaling services agreement will automatically renew for subsequent two-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term.

        Oklahoma City Revenue Support Agreement—TransMontaigne Inc.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue to us of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because Shell is under contract through March 31, 2011, for the utilization of the light oil storage capacity at the terminal.

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

Safety and Maintenance

        We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion-inhibiting systems.

        We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the "Belle Meade pipeline," owned by and operated for Virginia Power Corp. in Richmond, Virginia; the Diamondback pipelines; and an 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards.

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

Safety Regulation

        We are subject to regulation by the DOT under the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations and also to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with these PIPES regulations.

        The DOT Office of Pipeline Safety, or OPS, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe that we are in material compliance with these OPS regulations.

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

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures that may be required for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that may affect our operations and to plan accordingly to comply with and minimize the costs of such requirements.

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

Water

        The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of pollutants, including oil and its derivatives into navigable waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the regulations issued by the EPA or the state. We are subject to various types of storm water discharge requirements at our terminals. The EPA and a number of states have adopted regulations that require us to obtain permits to discharge storm water run-off from our facilities. Such permits may require us to monitor and sample the effluent from our operations. The cost involved in obtaining and renewing these storm water permits is not material. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

        The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide for various civil and criminal penalties and liabilities in the event of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require, among other things, appropriate containment be constructed around product storage tanks to help prevent the contamination of navigable waters in the event of a product tank spill, rupture or leak.

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

        Contamination resulting from spills or releases of refined products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the facilities we own as a result of past operations, we believe any such contamination is being controlled or remedied without having a material adverse effect on our financial condition. However, such costs can be unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

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

        Moreover, any of our facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. We believe that we are in substantial compliance with existing standards and regulations pursuant to the CAA and similar state and local laws, and we do not anticipate that implementation of additional regulations will have a material adverse effect on us.

        Congress and numerous states are currently considering proposed legislation directed at reducing "greenhouse gas emissions." It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our operations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

Hazardous and Solid Waste

        Our operations are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the EPA as Conditionally Exempt Small Quantity Generators. Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

        We are currently remediating two sites, one at our facility in Rogers, Arkansas and one at our facility in Owensboro, Kentucky. In October 2006, we experienced a release of product at our Rogers, Arkansas terminal that was caused by human error and did not involve any system malfunctions. Through December 31, 2008, the remediation costs incurred at the Rogers terminal were approximately $1.0 million and we estimate that the total cost for completing the remediation will be between approximately $3.3 million and approximately $4.0 million. In October 2008, we experienced a release of product at our facility in Owensboro, Kentucky due to a leak in a line that connects the terminal's storage capacity to its dock facility. Through December 31, 2008, the remediation costs incurred at the Owensboro terminal were approximately $0.6 million and we estimate that the total cost for completing the remediation will be between approximately $4.6 million and approximately $7.3 million. With respect to the costs of our remediation activity in both Rogers, Arkansas and Owensboro, Kentucky, we believe that our share of the total remediation liability, net of probable reimbursements, will not exceed $1.0 million in the aggregate.

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminals and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.1 million and approximately $6.9 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $0.5 million and approximately $1.5 million. TransMontaigne Inc.'s remediation liability, net of probable reimbursements, for the Midwest terminals is not expected to exceed $0.1 million.

        Under the purchase agreement for the refined product terminal in Mobile, Alabama, TransMontaigne Inc. agreed to indemnify us through December 31, 2008 against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006. At this time, TransMontaigne Inc. is not aware of any remediation liability for the Mobile, Alabama terminal.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us through December 31, 2011 against certain potential environmental liabilities associated with the operation of the Brownsville and River facilities that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.4 million and approximately $1.5 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us through December 31, 2012, against certain potential environmental liabilities associated with the operation of the Southeast Terminals that occurred on or prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. believes its total remediation liability, net of probable reimbursements, for the Southeast facilities will be between approximately $1.2 million and approximately $2.3 million.

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

Operational Hazards and Insurance

        Our terminal and pipeline facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Also, coverage for domestic acts of terrorism as defined in Terrorism Risk Insurance Program Reauthorization Act 2007 are covered under certain casualty insurance policies. We maintain insurance of various types that we consider adequate to cover our operations, properties and loss of income at specified locations.

        The insurance covers all of our facilities in amounts that we consider to be reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities, including the potential loss of significant revenue. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The damages associated with Hurricane Ike and other recent tropical storms, and their overall effect on the Gulf Coast property insurance industry have adversely impacted the availability and cost of coastal property coverage.

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

Tariff Regulation

        The Razorback pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, and the Diamondback pipelines, which run between Brownsville, Texas and Matamoros, Mexico, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

        The FERC generally has not investigated interstate rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be reduced. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing, or actual agreements between shippers and us, we do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to prevent a pipeline company's ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

        On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC's new policy was subsequently challenged before the D.C. Circuit and on May 29, 2007, the D.C. Circuit denied the petitions for review with respect to the income tax allowance issues. As the FERC continues to apply this policy in individual cases, the ultimate impact remains uncertain. If the FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost-of-service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may become more difficult for the Razorback and Diamondback pipelines to justify their rates if challenged in a protest or complaint.

        In addition to being regulated by the FERC, we are required to maintain a Presidential Permit from the United States Department of State to operate and maintain the Diamondback pipelines, because the pipelines transport petroleum products across the international boundary line between the United States and Mexico. The Department of State's regulations do not affect our rates but do require the agency's approval for the international crossing. We do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified, which we believe to be an unlikely scenario.

Title to Properties

        The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. We have recently become aware that the locations of our Diamondback pipelines deviate from the boundaries of certain easements obtained when the pipelines were built. We currently are investigating the situation and negotiating with individual landowners regarding several of the easements for the Diamondback pipelines in the United States and Mexico. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 20, 2009, TransMontaigne Services Inc. had approximately 865 full-time employees, of whom 336 provide services directly to us. As of February 20, 2009, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

Risks Inherent in Our Business

         Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders and capital expenditures. Pending an improvement in the current conditions in the public debt and equity markets, our principal sources of funds to meet our liquidity needs currently are limited to cash generated by operations and borrowings under our senior secured credit facility. As of December 31, 2008, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million, which may be increased by up to an additional $100 million subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. As of December 31, 2008, our outstanding borrowings under the senior secured credit facility were approximately $165.5 million, resulting in available capacity of approximately $34.5 million. As of December 31, 2008, we have pending capital projects under construction with estimated completion dates that extend through December 31, 2009, pursuant to which we expect to incur between $45 million and $55 million in remaining capital expenditures. We expect to fund these capital expenditures with additional borrowings under our senior secured credit facility and payments from Morgan Stanley Capital Group in the range of $20 million to $25 million, which are due and payable upon completion of certain of the capital projects. Upon our payment of the remaining capital expenditures to complete the capital projects referred to above and our receipt of payments from Morgan Stanley Capital Group, we currently expect to have approximately $10 million in available capacity under our senior secured credit facility. If we cannot obtain adequate financing to complete the approved capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

        Moreover, our long term business strategies include acquiring additional energy-related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity or debt financings. Any equity or debt financing, if available at all, may not be on terms that are favorable to us. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our creditworthiness. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

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

        The contraction in the global financial and credit markets has adversely affected the liquidity of many large financial institutions and may affect other businesses in the future. In part, these conditions have reduced the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers' ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in use of our tank capacity or the throughput of refined product at our terminal facilities. In the current economic climate, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

         A significant decrease in demand for refined products due to the recent price volatility, adverse economic conditions and record high prices of refined products may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

        The recent volatile market conditions, economic recession resulting in lower consumer spending on gasolines, distillates and travel, and record high prices of refined products as seen during 2008 may cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the continued volatility in the price of refined products may render our customers' hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

        Additional factors that could lead to a decrease in market demand for refined products include:

  •
  an increase in the market price of crude oil that leads to higher refined product prices;

  •
  higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products; or

  •
  a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise.

        Any decrease in supply and marketing activities may result in reduced throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

         We are exposed to the credit risks of Morgan Stanley Capital Group and TransMontaigne Inc. and our other significant customers, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

        Because of Morgan Stanley Capital Group's and TransMontaigne Inc.'s ownership interest in and control of us, the strong operational links between Morgan Stanley Capital Group and TransMontaigne Inc. and us and our reliance on Morgan Stanley Capital Group and TransMontaigne Inc. for a substantial majority of our revenue, if one or more credit rating agencies were to view unfavorably the credit quality of Morgan Stanley Capital Group or TransMontaigne Inc., we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

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

         Morgan Stanley Capital Group, which is our largest customer and controls our general partner, is owned by Morgan Stanley. On September 21, 2008, Morgan Stanley became a bank holding company under applicable federal banking law and regulations, which impose regulatory limitations on Morgan Stanley's ability to conduct certain nonbanking activities or retain or make certain investments. If Morgan Stanley determines that any of our activities or investments would be impermissible under the Bank Holding Company Act, or BHC Act, and it is unable to obtain relief from the Federal Reserve Bank within the statutory two-year grace period, with the possibility of three one-year extensions, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment, or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period.

        On September 21, 2008, Morgan Stanley obtained the approval of the Federal Reserve Bank, or the Fed, to become a bank holding company. Two days later, Morgan Stanley became a financial holding company under the BHC Act. As a financial holding company, Morgan Stanley will be able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity. The BHC Act, by its terms, provides that any company, such as Morgan Stanley, that becomes a financial holding company has two years to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions. The BHC Act grandfathers any "activities related to the trading, sale or investment in commodities and underlying physical properties," provided that Morgan Stanley conducted any such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions are reasonably in the control of Morgan Stanley. In addition, the BHC Act permits the Fed to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The Fed has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity. Morgan Stanley has advised us that it is conducting an internal review to determine whether any of our activities or investments would be impermissible under the BHC Act in the absence of an order that such activities or investments are complementary to a financial activity. If it determines that any such activities or investments would fall into this category, Morgan Stanley has informed us that it currently expects to file an application with the Fed seeking a determination that such activities and investments are complementary to a financial activity.

        It is possible that the Fed will not grant such relief and that certain of our activities or investments will not be deemed permissible under the BHC Act as a grandfathered, financial, incidental or complementary activity. If so, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment or (ii) may transfer control of our general partner to an unaffiliated third party prior to the end of the referenced grace period.

        Upon becoming a financial holding company, Morgan Stanley became subject to the consolidated supervision and regulation of the Fed. As a result, our general partner, which is an indirectly wholly owned subsidiary of Morgan Stanley, and the Partnership are now also subject to such supervision and regulation. In addition, the statutes and regulations governing the activities of financial holding companies are subject to change from time to time. We are currently unable to predict whether becoming subject to the consolidated supervision and regulation affecting Morgan Stanley as a financial holding company, or any future changes in the statutes and regulations governing the activities of financial holding companies, will have a material impact on us, or what any such impact may be.

        We also are currently unable to predict whether Morgan Stanley will determine that any of our activities or investments would be impermissible under the BHC Act absent an order that any such activity or investment is complementary to a financial activity. Nor are we able to predict whether the Fed would grant Morgan Stanley's request for a determination that any such activities or investments are complementary to a financial activity. We are therefore unable to predict whether Morgan Stanley would be required to cause us to discontinue any such activities or investments, or whether Morgan Stanley would be required to transfer control of our general partner to an unaffiliated third party. We are, therefore, also unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operation. We also cannot currently predict whether, if Morgan Stanley is required to transfer control of our general partner to an unaffiliated third party, it would materially affect our relationship with Morgan Stanley Capital Group, or materially adversely affect our results of operations or financial condition. In addition, the uncertainty surrounding our future relationship with Morgan Stanley may suppress the market value of our common units.

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

  •
  impair our ability to make quarterly distributions to our unitholders; and

  •
  limit our flexibility in responding to changing business and economic conditions.

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

         In the event we are required to refinance our existing debt in unfavorable market conditions, we may have to pay higher interest rates and be subject to more stringent financial covenants, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

        Our existing senior secured credit facility matures by its terms in December 2011. At December 31, 2008, we had outstanding borrowings of approximately $165.5 million under our senior secured credit facility. Our credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.5% to 2.5% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, and ranging from 0.5% to 1.5% depending on the total leverage ratio in the case of loans with interest rates based on the prime rate. Based upon the recent contraction in global credit markets, we believe that, if we had to refinance our senior secured credit facility under these or similar conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we are today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

  •
  acts of terrorism or vandalism.

        If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons. For example, in October 2008 we experienced a release of product at our facility in Owensboro, Kentucky, which resulted in approximately $0.5 million in unreimbursed environmental remediation costs and product losses. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

         We depend upon a relatively small number of customers for a substantial majority of our revenue. A substantial reduction of revenue from one or more of these customers would have a material adverse effect on our financial condition and results of operations.

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

         If one or more of our current terminaling services agreements is terminated or expires and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

        We have terminaling services agreements that expire on various dates ranging from 2009 to 2016. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminaling services agreement. To the extent a customer does not extend or renew a terminaling services agreement, if we extend or renew such a terminaling services agreement on less favorable terms or if we must incur substantial costs in relation to a new or renegotiated terminaling services agreement, our financial condition and results of operations could be adversely affected.

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

  •
  less effectively manage our historical assets because of the diversion of management's attention; or

  •
  incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

        If any acquisitions we ultimately consummate result in one or more of these outcomes, our financial condition and results of operations may be adversely affected.

        In particular, effective December 31, 2007, we acquired two pipelines running from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements. In late 2008 and early 2009, we were notified that the location of these pipelines deviates in certain respects from the easements granted in connection with their construction. We currently are investigating the situation and negotiating with individual landowners regarding several of the easements for the pipelines in the United States and Mexico. While we currently cannot estimate the cost of curative title work or any pipeline relocation that may be required, if the costs are significant, our results of operations and cash flows may be adversely affected.

         Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule and that the costs associated with the project may exceed our estimates or budgeted costs, which could adversely affect our financial condition and results of operations.

        The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

         Competition from other terminals and pipelines that are able to supply our customers with storage capacity at a lower price could adversely affect our financial condition and results of operations.

        We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

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

        Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from more strict pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. Furthermore, our failure to comply with environmental or safety related laws and regulations also could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.

         Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our ability to make distributions to our unitholders.

        The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

         We are not fully insured against all risks incident to our business, and could incur substantial liabilities as a result.

        We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition. In accordance with typical industry practice, we do not have any property or title insurance on the Razorback and Diamondback pipelines.

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

Risks Inherent in an Investment in Us

         We may not have sufficient cash from operations to enable us to maintain or grow the distribution to our unitholders following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

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

        The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions to our unitholders during periods when we incur net losses and may not make cash distributions to our unitholders during periods when we generate net earnings. We may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally on cash generated by our operations and borrowings under our senior secured credit facility. As a result, we may not be able to maintain or grow our quarterly distribution to our unitholders.

         TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. and Morgan Stanley Capital Group have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment.

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, unitholders have limited ability to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 26.3% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any common and subordinated units owned by our general partner and its affiliates but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

        All of the executive officers of our general partner are affiliated with TransMontaigne Inc. and three of our general partner's directors are affiliated with Morgan Stanley Capital Group. Therefore, conflicts of interest may arise between TransMontaigne Inc. and its affiliates, including Morgan Stanley Capital Group and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

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

  •
  Our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. Our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed that its decision was in the best interests of our partnership.

  •
  Our general partner determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders.

  •
  Our general partner determines the amount and timing of any capital expenditures by our partnership and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. That determination can affect the amount of cash that is distributed to our unitholders.

  •
  Our general partner may use an amount, equal to $31.8 million as of December 31, 2008, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions, $10.3 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units and subordinated units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2008, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $10.0 million, an additional insurance reimbursement of approximately $2.9 million and $1.5 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

         The control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their respective limited liability company interests in our general partner to a third party. The new members of our general partner could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

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

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. In such a circumstance, distributions to our unitholders would generally be taxed again as corporate distributions (if such distributions were less than our earnings and profits) and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash flows would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the common units.

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2008, we recognized a liability of approximately $135,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

         If the Internal Revenue Service were to successfully challenge our use of a calendar year end for federal income tax purposes, the challenge may result in adjustments to the federal income tax liability of our unitholders, and the imposition of tax penalties on us, and we may have difficulty providing our unitholders with all of the information necessary to timely file their federal income tax returns. As a result, the market for our common units may be adversely affected and our relations with our unitholders could suffer.

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

        Our initial taxable year ended on June 30, 2005, because our general partner and its affiliates, who used a June 30 taxable year at the time we were organized, initially owned all of the interests in our profits and capital. We have taken the position that we were required to change our taxable year to the calendar year as of July 1, 2005, on the basis that the calendar year was our "majority interest taxable year" due to public ownership of our common units by calendar year taxpayers. In view of the factual and legal uncertainties regarding the taxable year that we are required to use, our position that we are required to use the calendar year as our taxable year is also based in part upon the fact that the calendar year is (i) the simplest and most administrable taxable year for a publicly traded partnership, (ii) to our knowledge, the taxable year used by all other publicly traded partnerships and (iii) the default taxable year originally provided by the Internal Revenue Code for partnerships in certain other circumstances. Based upon that position, we used the calendar year as our taxable year for 2006 and 2007. Effective December 31, 2007, we implemented a holding structure that caused our general partner and most of our affiliate-held units to be owned by entities using the calendar year as their taxable year. Effective December 31, 2008, Morgan Stanley and all of its subsidiaries elected to use a calendar year as their taxable year. Nevertheless, the IRS could disagree with the position we have taken with respect to our taxable years.

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

         If the sale or exchange of 50% or more of our capital and profit interests occurs within a 12-month period, we would experience a deemed termination of our partnership for federal income tax purposes.

        The sale or exchange of 50% or more of the partnership's units within a 12-month period would result in a deemed "technical" termination of our partnership for federal income tax purposes. Such an event would not terminate a unitholder's interest in the partnership, nor would it terminate the continuing business operations of the partnership. However, it would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income for future tax years. The partnership previously experienced a deemed "technical" termination for the period ending December 30, 2007, due to the implementation of the December 31, 2007 holding structure referred to above. If our partnership were deemed terminated for federal income tax purposes, this deferral of cost recovery deductions would impact each unitholder through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the year in which the partnership is deemed terminated and for subsequent years as a percentage of the cash distributed to the unitholder with respect to that period.

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

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On February 27, 2009, there were approximately 18 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2007 through March 31, 2007	$30.12	$37.26
April 1, 2007 through June 30, 2007	$34.20	$38.47
July 1, 2007 through September 30, 2007	$27.75	$36.75
October 1, 2007 through December 31, 2007	$26.76	$34.50
January 1, 2008 through March 31, 2008	$24.88	$32.10
April 1, 2008 through June 30, 2008	$25.69	$32.85
July 1, 2008 through September 30, 2008	$15.95	$27.47
October 1, 2008 through December 31, 2008	$11.27	$21.39

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2007 through March 31, 2007	$0.47
April 1, 2007 through June 30, 2007	$0.50
July 1, 2007 through September 30, 2007	$0.50
October 1, 2007 through December 31, 2007	$0.52
January 1, 2008 through March 31, 2008	$0.57
April 1, 2008 through June 30, 2008	$0.58
July 1, 2008 through September 30, 2008	$0.59
October 1, 2008 through December 31, 2008	$0.59

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

Distributions of Available Cash During the Subordination Period

        During the subordination period, common units are entitled to receive distributions from operating surplus of $0.40 per unit per quarter, which we refer to as the minimum quarterly distribution, or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. As of December 31, 2008, there were 9,952,867 common units and 2,491,699 subordinated units issued and outstanding. As of December 31, 2008, the amounts of available cash from operating surplus needed to pay the minimum quarterly distribution for one quarter and for four quarters on the common units, the subordinated units, and the general partner units were approximately:

	One quarter	Four quarters
	(in thousands)
Common units and related distribution on general partner units	$4,062	$16,250
Subordinated units and related distribution on general partner units	1,017	4,068

Total	$5,079	$20,318

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

Distributions of Available Cash After the Subordination Period

        As of December 31, 2008, there were 2,491,699 subordinated units issued and outstanding. The subordination period generally will not end until June 30, 2010. However, a portion of the subordinated units may be converted into common units at an earlier date on a one-for-one basis based on the achievement of certain financial goals described under "—Early Conversion of Subordinated Units" below.

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

        Early Conversion of Subordinated Units.    Before the end of the subordination period, a total of 50% of the subordinated units may convert in two tranches into common units on a one-for-one basis when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units.

        The earliest test date for conversion was June 30, 2008 with respect to 25% of the subordinated units. On November 7, 2008, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and stated therein that the financial tests required for the conversion of 25% of the subordinated units had been met. The first date on which 25% of the subordinated units were convertible into common units was November 13, 2008. On November 13, 2008, 718,067 subordinated units owned by TransMontaigne Holdings Inc. were converted into common units and 112,500 subordinated units owned by Morgan Stanley Strategic Investments, Inc. were converted into common units. The first test date for conversion of the second 25% of the subordinated units may not occur until at least one year following the early conversion of the first 25% of the subordinated units.

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

        For example, if we earn and pay at least $2.00 on each outstanding unit and general partner unit for each of the two consecutive non-overlapping four-quarter periods ending March 31, 2009, approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending March 31, 2009. If we earn and pay at least $1.60 on each outstanding unit and general partner unit for each of the three consecutive non-overlapping four-quarter periods ending September 30, 2009, approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009; and, if we earn and pay at least $2.24 on each outstanding unit and general partner unit for each of the two consecutive non-overlapping four-quarter periods ending September 30, 2009, the remaining approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009.

        Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash.

Incentive Distribution Rights

        Incentive distribution rights are non-voting limited partner interests that represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

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

Common Unit Repurchases for the quarter ended December 31, 2008

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2008.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	420	$20.64	420	6,640
November	400	$18.96	400	6,240
December	420	$13.00	420	5,820

	1,240	$17.51	1,240

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. long-term incentive plan to non-employee directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. During the three months ended December 31, 2008, we repurchased 1,240 common units with approximately $22,000 of aggregate market value for this purpose. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. long-term incentive plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the three-year period ended December 31, 2008, six months ended December 31, 2005 and for each of the years in the two-year period ended June 30, 2005, has been derived from our consolidated financial statements. We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005; we previously maintained a June 30 year end. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,			Six Months Ended December 31, 2005(1)(2)	Years ended June 30,
	2008(5)	2007	2006(3)(4)		2005	2004
	(dollars in thousands)
Statement of Operations Data:
Revenue	$138,140	$131,651	$71,669	$22,908	$36,093	$34,437
Direct operating costs and expenses	(61,850)	(60,686)	(32,508)	(7,896)	(15,175)	(14,231)
Direct general and administrative expenses	(4,138)	(2,991)	(6,453)	(1,267)	(79)	—
Allocated general and administrative expenses	(10,030)	(9,901)	(5,431)	(1,588)	(2,800)	(3,300)
Allocated insurance	(2,835)	(2,837)	(1,525)	(500)	(1,000)	(900)
Reimbursement of bonus awards	(1,500)	(1,125)	—	—	—	—
Depreciation and amortization	(23,316)	(21,432)	(11,750)	(3,461)	(6,154)	(5,903)
Gain on disposition of assets, net	2	—	—	—	—	6

Operating income	34,473	32,679	14,002	8,196	10,885	10,109
Other income (expense):
Interest income	38	214	37	4	—	6
Interest expense	(6,007)	(6,515)	(3,356)	(969)	(167)	—
Amortization of deferred financing costs	(599)	(1,236)	(810)	(92)	(15)	—
Unrealized loss on derivative instrument	(2,128)	—	—	—	—	—
Foreign currency transaction loss	(179)	—	—	—	—	—

Net earnings	$25,598	$25,142	$9,873	$7,139	$10,703	$10,115

Other Financial Data:
Net cash provided by operating activities	$53,488	$56,406	$25,251	$7,833	$18,517	$16,532
Net cash (used) by investing activities	$(53,406)	$(155,550)	$(163,797)	$(3,042)	$(3,686)	$(3,256)
Net cash provided (used) by financing activities	$3,200	$97,286	$141,310	$(4,334)	$(14,592)	$(13,292)
Balance Sheet Data:
Property, plant and equipment, net	$447,753	$417,827	$401,613	$125,884	$116,281	$118,012
Total assets	$500,789	$460,818	$441,684	$131,036	$119,573	$120,886
Long-term debt	$165,500	$132,000	$189,621	$28,000	$28,307	$—
Partners' equity	$307,579	$312,830	$245,331	$100,013	$87,425	$118,657

(1)
The consolidated financial statements include the results of operations of the Mobile, Alabama terminal facility from the closing date of its acquisition by TransMontaigne Inc. (August 1, 2005).

(2)
The consolidated financial statements include the results of operations of the Oklahoma City terminal from the closing date of our acquisition (October 31, 2005).

(3)
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

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2008, our operations are composed of:

  •
  seven refined product terminals located in Florida, with an aggregate active storage capacity of approximately 6.3 million barrels, that provide integrated terminaling services to Marathon, Morgan Stanley Capital Group, other distribution and marketing companies and the United States government;

  •
  one refined product terminal located in Mobile, Alabama with aggregate active storage capacity of approximately 223,000 barrels that provides integrated terminaling services to TransMontaigne Inc.;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback pipeline, that currently transports gasolines and distillates for Morgan Stanley Capital Group from Mt. Vernon, Missouri to Rogers, Arkansas;

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate active storage capacity of approximately 406,000 barrels, that are connected to the Razorback pipeline and provide integrated terminaling services to Morgan Stanley Capital Group;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 158,000 barrels, that provides integrated terminaling services to a major oil company;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 2.2 million barrels that provides integrated terminaling services to TransMontaigne Inc., Morgan Stanley Capital Group, Valero, PMI Trading Ltd. and other distribution and marketing companies;

  •
  one refined product terminal located in Matamoros, Mexico with aggregate active LPG storage capacity of approximately 7,000 barrels that provides integrated terminaling services to TransMontaigne Inc.;

  •
  a pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, which we refer to as the Diamondback pipeline, that currently transports LPG for TransMontaigne Inc.;

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.7 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 8.8 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipeline is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipeline. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipelines is not material.

        The contraction in the global financial and credit markets has adversely affected the liquidity and the credit available to many enterprises, including those involved in the supply and marketing of refined petroleum products. Moreover, the recent market conditions and volatility of prices for refined petroleum products have had an adverse effect on demand for refined petroleum products. At this time, we do not know whether this decline in demand for refined petroleum products will continue in the future as it is driven in part by unpredictable market conditions and their effects. A prolonged decline in demand for refined petroleum products may result in a decline in product throughput at our facilities and ultimately, a decline in our revenue, net earnings and cash flows.

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 64%, 59% and 60% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Midwest and Southeast regions. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. TransMontaigne Inc. and Morgan Stanley Capital Group currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc. and Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from TransMontaigne Inc. and Morgan Stanley Capital Group for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 25.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2008

        On January 7, 2008, we announced changes to the board of directors and senior management team of TransMontaigne GP L.L.C., our general partner. The following officer appointments became effective January 1, 2008: Gregory J. Pound as President and Chief Operating Officer of our general partner and operating subsidiaries; Frederick W. Boutin as Chief Financial Officer of our general partner and operating subsidiaries; and Deborah A. Davis as Chief Accounting Officer of our general partner and operating subsidiaries. Randall J. Larson continued to serve as Chief Executive Officer of our general partner and operating subsidiaries. Also effective January 1, 2008, William S. Dickey resigned as Executive Vice President, Chief Operating Officer and member of the board of directors of the general partner.

        On January 18, 2008, we announced a distribution of $0.52 per unit for the period from October 1, 2007 through December 31, 2007, payable on February 5, 2008 to unitholders of record on January 31, 2008.

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

        On April 18, 2008, we announced a distribution of $0.57 per unit for the period from January 1, 2008 through March 31, 2008, payable on May 6, 2008 to unitholders of record on April 30, 2008.

        On July 8, 2008, we announced that effective July 8, 2008, Charles L. Dunlap has been appointed to serve as a member of the board of directors and as a member of the Conflicts Committee of our general partner. From January 2005 through December 2008, Mr. Dunlap served as Chief Executive Officer and President of Pasadena Refining System, Inc. based in Houston, Texas.

        On July 18, 2008, we announced a distribution of $0.58 per unit for the period from April 1, 2008 through June 30, 2008, payable on August 5, 2008 to unitholders of record on July 31, 2008.

        On July 23, 2008, Hurricane Dolly damaged our Brownsville, Texas facilities. During the year ended December 31, 2008, we incurred approximately $0.7 million in costs to remove debris and make repairs to damaged property. As of December 31, 2008, we expect to incur approximately $0.3 million in additional costs to repair the damaged property. The additional costs to repair the damaged property are expected to be incurred through March 31, 2009.

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

        On October 17, 2008, we announced a distribution of $0.59 per unit for the period from July 1, 2008 through September 30, 2008, payable on November 10, 2008 to unitholders of record on October 31, 2008.

        Effective October 22, 2008, in connection with his resignation as a Managing Director of Morgan Stanley, Olav N. Refvik resigned as a member of the board of directors of our general partner. To fill the vacancy resulting from Mr. Refvik's resignation, we announced the appointment of Goran Trapp to serve as a member of the board of directors of our general partner, effective October 22, 2008. Mr. Trapp is a Managing Director at Morgan Stanley and has served as the Head of Global Oil Liquids in Commodities at Morgan Stanley since July 2008 and the Head of Europe, Middle East and Africa Commodities since January 2008.

        On November 13, 2008, approximately 0.8 million subordinated units converted into an equal number of common units. If we earn and pay at least $2.00 on each outstanding unit and general partner unit for each of the two consecutive non-overlapping four-quarter periods ending March 31, 2009, approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending March 31, 2009. If we earn and pay at least $1.60 on each outstanding unit and general partner unit for each of the three consecutive non-overlapping four-quarter periods ending September 30, 2009, approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009; and, if we earn and pay at least $2.24 on each outstanding unit and general partner unit for each of the two consecutive non-overlapping four-quarter periods ending September 30, 2009, the remaining approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009.

        On November 5, 2008, we executed an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $125.0 million that expires May 2010 to reduce our exposure to changes in interest rates on the outstanding borrowings under our senior secured credit facility. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of 2.26% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

SUBSEQUENT DEVELOPMENTS

        On January 16, 2009, we announced a distribution of $0.59 per unit for the period from October 1, 2008 through December 31, 2008, payable on February 10, 2009 to unitholders of record on January 30, 2009.

        On February 5, 2009, we executed an additional interest rate swap agreement with Wachovia Bank, N.A. This interest rate swap agreement has a notional amount of $25.0 million that expires May 2010. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of 1.145% and receive an interest payment based on the one-month LIBOR.

        At the February 26, 2009 meeting of the board of directors of our general partner, Javed Ahmed notified the board of directors of his intention to resign from the boards of directors of our general partner and TransMontaigne Inc., each to be effective March 31, 2009. The resignations follow Mr. Ahmed's decision on February 9, 2009 to resign as a Managing Director of Morgan Stanley effective May 10, 2009. To fill the vacancy resulting from Mr. Ahmed's resignation, on March 3, 2009 we announced the appointment of Randall P. O'Connor to serve as a member of the board of directors of our general partner, effective March 31, 2009. Mr. O'Connor is a Managing Director at Morgan Stanley, working in the firm's Commodities Group and currently serves as head of the Strategic Transactions Group.

NATURE OF REVENUE AND EXPENSES

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge, our other sources of revenue and our direct operating costs and expenses are described below.

        Terminaling Services Fees, Net.    We generate terminaling services fees, net by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month.

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

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. Pursuant to terminaling services agreements with our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

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

        Allowance for Doubtful Accounts.    At December 31, 2008, our allowance for doubtful accounts was approximately $439,000. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Accrued Environmental Obligations.    At December 31, 2008, we have an accrued liability of approximately $762,000, net of probable reimbursements, as our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations.

Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne Inc., TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne Inc., up to a maximum liability (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $2.5 million for the Mobile, Alabama terminal acquired on January 1, 2006, not to exceed $15.0 million for the Brownsville and River terminals acquired on December 29, 2006, and not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007) for these indemnification obligations.

        Goodwill.    At December 31, 2008, the carrying amount of our goodwill was approximately $24.7 million. Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 16 of Notes to consolidated financial statements). At December 31, 2008, our reporting units with goodwill were the Brownsville terminal and the River terminals. Approximately $16.2 million of the goodwill was assigned to our Brownsville terminal and approximately $8.5 million was assigned to our River terminals (see Note 7 of Notes to consolidated financial statements). Management exercises judgment in determining the estimated fair values of the Partnership's reporting units. At December 31, 2008, we estimated the fair value of our reporting units using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions would be consistent with those used by market participants (that is, potential buyers of the reporting unit) at December 31, 2008. The cash flows represented our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. The cash flows did not anticipate future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2008. The cash flows attributed to our reporting units included only a portion of the general and administrative expenses under the assumption that market participants would include limited amounts of general and administrative expenses in their estimates of fair value because market participants would have pre-existing management and back office capabilities (that is, a market participant synergy). At December 31, 2008, the fair value of our Brownsville reporting unit exceeded its carrying amount and the fair value of our River reporting unit exceeded its carrying amount. Therefore, we did not recognize any impairment charges during the year ended December 31, 2008. However, given the current contraction in the financial and credit markets and the related decline in the price of our common units, we will continue to monitor the recoverability of goodwill. A further decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

  •
  the purchase of the Southeast terminals by Morgan Stanley Capital Group, completed in September 2006 when it acquired TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2007; and

  •
  the acquisition of the Mexican LPG operations by us, completed in December 2007.

        Selected results of operations data for each of the quarters in the years ended December 31, 2008, 2007 and 2006, are summarized below (in thousands):

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
Revenue	$33,824	$35,092	$35,204	$34,020	$138,140
Direct operating costs and expenses	(15,467)	(15,320)	(16,331)	(14,732)	(61,850)
Direct general and administrative expenses	(1,073)	(1,317)	(705)	(1,043)	(4,138)
Allocated general and administrative expenses	(2,507)	(2,508)	(2,508)	(2,507)	(10,030)
Allocated insurance expense	(713)	(704)	(708)	(710)	(2,835)
Reimbursement of bonus awards	(375)	(375)	(375)	(375)	(1,500)
Depreciation and amortization	(5,733)	(5,772)	(5,794)	(6,017)	(23,316)
Gain on disposition of assets	—	—	—	2	2

Operating income	7,956	9,096	8,783	8,638	34,473
Other expense, net	(1,754)	(1,471)	(1,819)	(3,831)	(8,875)

Net earnings	$6,202	$7,625	$6,964	$4,807	$25,598

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year ended December 31, 2007
Revenue	$32,700	$32,204	$31,921	$34,826	$131,651
Direct operating costs and expenses	(13,945)	(15,262)	(14,414)	(17,065)	(60,686)
Direct general and administrative expenses	(894)	(461)	(288)	(1,348)	(2,991)
Allocated general and administrative expenses	(2,456)	(2,467)	(2,489)	(2,489)	(9,901)
Allocated insurance expense	(717)	(717)	(717)	(686)	(2,837)
Reimbursement of bonus awards	—	(375)	(375)	(375)	(1,125)
Depreciation and amortization	(4,965)	(5,430)	(5,481)	(5,556)	(21,432)

Operating income	9,723	7,492	8,157	7,307	32,679
Other expense, net	(3,911)	(3,279)	(242)	(105)	(7,537)

Net earnings	$5,812	$4,213	$7,915	$7,202	$25,142

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Year ended December 31, 2006
Revenue	$12,090	$11,563	$17,433	$30,583	$71,669
Direct operating costs and expenses	(4,527)	(5,647)	(7,665)	(14,669)	(32,508)
Direct general and administrative expenses	(1,100)	(672)	(3,761)	(920)	(6,453)
Allocated general and administrative expenses	(812)	(822)	(1,370)	(2,427)	(5,431)
Allocated insurance expense	(250)	(250)	(383)	(642)	(1,525)
Depreciation and amortization	(1,942)	(1,790)	(2,887)	(5,131)	(11,750)

Operating income	3,459	2,382	1,367	6,794	14,002
Other expense, net	(740)	(845)	(937)	(1,607)	(4,129)

Net earnings	$2,719	$1,537	$430	$5,187	$9,873

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Terminaling services fees, net	$111,313	$109,906	$55,605
Pipeline transportation fees	4,020	1,996	2,449
Management fees and reimbursed costs	1,905	1,724	1,521
Other	20,902	18,025	12,094

Revenue	$138,140	$131,651	$71,669

        The revenue of our business segments was as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$49,315	$44,669	$40,037
Midwest terminals and pipeline system	5,476	5,797	6,783
Brownsville terminal (since September 1, 2006)	20,693	15,672	4,248
River terminals (since September 1, 2006)	19,606	19,511	5,717
Southeast terminals (since September 1, 2006)	43,050	46,002	14,884

Revenue	$138,140	$131,651	$71,669

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

        Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, two pipelines from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company. The results of operations of the Mexican LPG operations are included in our results of operations from December 31, 2007. For the year ended December 31, 2008, the Mexican LPG operations generated approximately $2.1 million of revenue attributable to our Brownsville terminals.

        Terminaling Services Fees, Net.    Pursuant to terminaling services agreements with our customers, which range from one month to ten years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by business segments were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$39,750	$38,555	$32,309
Midwest terminals and pipeline system	3,466	2,976	3,027
Brownsville terminal (since September 1, 2006)	13,103	11,799	3,318
River terminals (since September 1, 2006)	18,868	18,942	5,536
Southeast terminals (since September 1, 2006)	36,126	37,634	11,415

Terminaling services fees, net	$111,313	$109,906	$55,605

        In connection with our acquisition of the Mexican LPG operations, we amended the existing LPG terminaling services agreement with TransMontaigne Inc., resulting in a decrease in the rates charged to TransMontaigne Inc. on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the year ended December 31, 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.8) million of terminaling services fees, net.

        Included in terminaling services fees, net for the years ended December 31, 2008, 2007 and 2006 are fees charged to Morgan Stanley Capital Group of approximately $63.9 million, $27.1 million and $2.3 million, respectively, and TransMontaigne Inc. of approximately $6.3 million, $36.1 million and $28.9 million, respectively.

        Our terminaling services agreements are structured as either throughput agreements or storage agreements. Certain throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a fixed amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of revenue to be recognized by us. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being "firm commitments." Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as "variable." The "firm commitments" and "variable" revenue included in terminaling services fees, net were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Firm commitments:
External customers	$35,816	$38,394	$20,911
Affiliates	70,574	34,716	4,690

Total	106,390	73,110	25,601

Variable:
External customers	5,287	8,321	3,398
Affiliates	(364)	28,475	26,606

Total	4,923	36,796	30,004

Terminaling services fees, net	$111,313	$109,906	$55,605

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

        At December 31, 2008, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2008 were as follows (in thousands):

At December 31, 2008
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$10,060
More than 1 year but less than 3 years remaining	15,771
More than 3 years but less than 5 years remaining	17,816
More than 5 years remaining	62,743

Total firm commitments for the year ending December 31, 2008	$106,390

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

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,130	1,996	2,449
Brownsville terminal (since September 1, 2006)	2,890	—	—
River terminals (since September 1, 2006)	—	—	—
Southeast terminals (since September 1, 2006)	—	—	—

Pipeline transportation fees	$4,020	$1,996	$2,449

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback pipeline, from Rio Vista. For the year ended December 31, 2008, the Mexican LPG operations generated approximately $2.9 million of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the years ended December 31, 2008, 2007 and 2006 are fees charged to Morgan Stanley Capital Group of approximately $1.1 million, $1.0 million and $nil, respectively, and TransMontaigne Inc. of approximately $2.9 million, $1.0 million and $2.4 million, respectively.

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

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$141	$165	$954
Midwest terminals and pipeline system	—	—	—
Brownsville terminal (since September 1, 2006)	1,449	1,171	365
River terminals (since September 1, 2006)	—	—	—
Southeast terminals (since September 1, 2006)	315	388	202

Management fees and reimbursed costs	$1,905	$1,724	$1,521

        Included in management fees and reimbursed costs for the years ended December 31, 2008, 2007 and 2006 are fees charged to TransMontaigne Inc. of approximately $nil, $nil and $0.8 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. Pursuant to terminaling services agreements with our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Other revenue is composed of the following (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Product gains	$11,272	$10,509	$8,693
Steam heating fees	5,389	4,391	2,404
Product transfer services	762	679	213
Railcar storage	865	567	134
Other	2,614	1,879	650

Other revenue	$20,902	$18,025	$12,094

        For the years ended December 31, 2008, 2007 and 2006, we sold approximately 139,000, 134,000 and 132,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $97, $78, and $66 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.2 million representing our rebate liability.

        The other revenue by business segments were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$9,424	$5,949	$6,774
Midwest terminals and pipeline system	880	825	1,307
Brownsville terminal (since September 1, 2006)	3,251	2,702	565
River terminals (since September 1, 2006)	738	569	181
Southeast terminals (since September 1, 2006)	6,609	7,980	3,267

Other revenue	$20,902	$18,025	$12,094

        Included in other revenue for the years ended December 31, 2008, 2007 and 2006 are amounts charged to Morgan Stanley Capital Group of approximately $13.2 million, $2.9 million and $nil, respectively, and TransMontaigne Inc. of approximately $0.1 million, $8.9 million and $8.6 million, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Wages and employee benefits	$20,786	$18,189	$9,330
Utilities and communication charges	9,304	7,290	4,169
Repairs and maintenance	19,725	22,116	11,560
Office, rentals and property taxes	6,103	5,989	3,318
Vehicles and fuel costs	1,507	2,575	2,042
Environmental compliance costs	2,989	3,754	2,308
Other	1,436	824	669
Less—property and environmental insurance recoveries	—	(51)	(888)

Direct operating costs and expenses	$61,850	$60,686	$32,508

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast terminals	$21,774	$18,711	$19,123
Midwest terminals and pipeline system	1,500	2,519	2,117
Brownsville terminal (since September 1, 2006)	11,510	9,039	2,586
River terminals (since September 1, 2006)	7,858	6,716	2,365
Southeast terminals (since September 1, 2006)	19,208	23,701	6,317

Direct operating costs and expenses	$61,850	$60,686	$32,508

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

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the year ended December 31, 2008, the Mexican LPG operations incurred approximately $0.8 million of direct operating costs and expenses attributable to our Brownsville terminals.

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Accounting and tax expenses	$1,799	$1,268	$1,099
Legal expenses	1,087	1,054	631
Independent director fees and investor relations expenses	447	322	291
Amortization of deferred equity-based compensation	35	66	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units		—	3,258
Provision for potentially uncollectible accounts receivable	289	83	75
Other	481	198	489

Direct general and administrative expenses	$4,138	$2,991	$6,453

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $10.0 million for the year ended December 31, 2008, approximately $9.9 million for the year ended December 31, 2007 and $5.4 million for the year ended December 31, 2006. For the year ended December 31, 2007, allocated general and administrative expenses include approximately $2.9 million related to the Southeast terminals. For the year ended December 31, 2006, allocated general and administrative expenses include approximately $1.2 million related to the Brownsville and River terminals and $0.9 million related to the Southeast terminals.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $2.8 million for the year ended December 31, 2008, approximately $2.8 million for the year ended December 31, 2007 and $1.5 million for the year ended December 31, 2006. For the year ended December 31, 2007, allocated insurance expense includes approximately $1.2 million related to the Southeast terminals. For the year ended December 31, 2006, allocated insurance expense includes approximately $0.2 million related to the Brownsville and River terminals and $0.3 million related to the Southeast terminals.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.5 million, $1.1 million and $nil for the years ended December 31, 2008, 2007 and 2006, respectively.

        Depreciation and amortization expense was approximately $23.3 million for the year ended December 31, 2008, approximately $21.4 million for the year ended December 31, 2007 and $11.8 million for the year ended December 31, 2006. For the year ended December 31, 2007, depreciation and amortization expense includes approximately $8.1 million related to the Southeast terminals. For the year ended December 31, 2006, depreciation and amortization expense includes approximately $1.8 million related to the Brownsville and River terminals and $2.6 million related to the Southeast terminals.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders and capital expenditures. Pending an improvement to the current conditions in the public debt and equity markets, our principal sources of funds to meet our liquidity needs currently will be limited to cash generated by operations and borrowings under our senior secured credit facility. We believe that we will be able to generate sufficient cash from operations in the future to meet our liquidity needs to fund our working capital requirements and to fund our distributions to unitholders. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility.

        Excluding acquisitions, our capital expenditures for the year ended December 31, 2008 were approximately $53.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner previously approved capital projects that currently are under construction with estimated completion dates that extend through December 31, 2009. At December 31, 2008, the remaining capital expenditures to complete the approved capital projects are estimated to range from $45 million to $55 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		2H 2009
Port Everglades	Increase light oil and residual oil tank capacity	975,000	2H 2009
	Improve truck rack capacity and functionality		2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $20 million to $25 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At December 31, 2008, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At December 31, 2008, our outstanding borrowings were approximately $165.5 million, resulting in available capacity of approximately $34.5 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have approximately $10 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At December 31, 2008, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $230.8 million at December 31, 2008). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$13,707	$15,046	$14,395	$14,546	$57,694
Consolidated funded indebtedness					$165,500
Total leverage ratio and senior secured leverage ratio					2.87x
Consolidated EBITDA for the interest coverage ratio	$13,707	$15,046	$14,395	$14,546	$57,694
Consolidated interest expense, as stipulated in the credit facility	$1,603	$1,479	$1,464	$1,423	$5,969
Interest coverage ratio					9.67x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$13,707	$15,046	$14,395	$14,546	$57,694
Consolidated interest expense	(1,603)	(1,479)	(1,464)	(1,423)	(5,969)
Reversal of previously recognized equity-based compensation	(49)	—	—	—	(49)
Amounts due under long-term terminaling services agreements	(423)	(634)	(140)	(228)	(1,425)
Changes in operating assets and liabilities	6,825	(2,678)	686	(1,596)	3,237

Cash flows provided by operating activities	$18,457	$10,255	$13,477	$11,299	$53,488

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2008 are as follows (in thousands):

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Additions to property, plant and equipment under contract	$18,333	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,323	1,345	1,267	751	689	6,227
Long-term debt	—	—	165,500	—	—	—
Interest expense on debt(1)	6,620	6,620	6,620	—	—	—

Total contractual obligations to be settled in cash	$26,276	$7,965	$173,387	$751	$689	$6,227

(1)
Assumes that our outstanding long-term debt at December 31, 2008 remains outstanding until its maturity date and we incur interest expense at 4.0%, which considers the effect of our interest rate swaps.

        Off-Balance Sheet Arrangements.    At December 31, 2008, our outstanding letters of credit were approximately $42,000.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2008, we had outstanding borrowings of $165.5 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2008, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $125.0 million that expires May 2010. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of 2.26% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at December 31, 2008, the terms of our interest rate swap agreement with a notional amount of $125.0 million and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.4 million.

        Subsequent to December 31, 2008, we entered into an additional interest rate swap agreement with Wachovia Bank, N.A. This interest rate swap agreement has a notional amount of $25.0 million that expires May 2010. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of 1.145% and receive an interest payment based on the one-month LIBOR.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices.

        For the years ended December 31, 2008, 2007 and 2006, we sold approximately 139,000, 134,000 and 132,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $97, $78, and $66 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule (Exhibit 99.1). These consolidated financial statements and financial statement schedule are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransMontaigne Partners L.P. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Denver, Colorado
March 9, 2009

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,795	$1,604
Trade accounts receivable, net	6,694	4,409
Due from TransMontaigne Inc.	761	1,790
Due from Morgan Stanley Capital Group	5,641	918
Other current assets	2,620	2,874

	20,511	11,595
Property, plant and equipment, net	447,753	417,827
Goodwill	24,667	24,737
Other assets, net	7,858	6,659

	$500,789	$460,818

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,327	$2,545
Accrued liabilities	20,383	13,443

Total current liabilities	27,710	15,988
Long-term debt	165,500	132,000

Total liabilities	193,210	147,988

Partners' equity:
Common unitholders (9,952,867 and 9,122,300 units issued and outstanding at December 31, 2008 and 2007, respectively)	249,681	250,351
Subordinated unitholders (2,491,699 and 3,322,266 units issued and outstanding at December 31, 2008 and 2007, respectively)	5,779	8,659
General partner interest (2% interest with 253,971 equivalent units equivalent units outstanding at December 31, 2008 and 2007, respectively)	52,703	53,820
Accumulated other comprehensive loss	(584)	—

Total partners' equity	307,579	312,830

	$500,789	$460,818

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Revenue:
External customers	$50,705	$54,711	$28,612
Affiliates	87,435	76,940	43,057

	138,140	131,651	71,669
Costs and expenses:
Direct operating costs and expenses	(61,850)	(60,686)	(32,508)
Direct general and administrative expenses	(4,138)	(2,991)	(6,453)
Allocated general and administrative expenses	(10,030)	(9,901)	(5,431)
Allocated insurance expense	(2,835)	(2,837)	(1,525)
Reimbursement of bonus awards	(1,500)	(1,125)	—
Depreciation and amortization	(23,316)	(21,432)	(11,750)
Gain on disposition of assets	2	—	—

Operating income	34,473	32,679	14,002

Other income (expense):
Interest income	38	214	37
Interest expense	(6,007)	(6,515)	(3,356)
Amortization of deferred financing costs	(599)	(1,236)	(810)
Unrealized loss on derivative instrument	(2,128)	—	—
Foreign currency transaction loss	(179)	—	—

Total other income (expense), net	(8,875)	(7,537)	(4,129)

Net earnings	25,598	25,142	9,873
Less:
Net earnings attributable to predecessor	—	(10,044)	(6,607)
General partner interest in net earnings	(934)	(302)	(66)

Net earnings allocable to limited partners	$24,664	$14,796	$3,200

Net earnings per limited partner unit—basic	$1.98	$1.42	$0.44

Net earnings per limited partner unit—diluted	$1.98	$1.42	$0.44

Weighted average limited partner units outstanding—basic	12,442	10,400	7,283

Weighted average limited partner units outstanding—diluted	12,442	10,401	7,286

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

(Dollars in thousands)

	Predecessor	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2005	$9,625	$75,474	$14,581	$333	$—	$100,013
Acquisition of Mobile terminal from Predecessor in exchange for $17.9 million	(8,869)	—	—	(9,066)	—	(17,935)
Distributions to unitholders	—	(6,552)	(5,614)	(252)	—	(12,418)
Amortization of deferred equity-based compensation related to restricted common units	—	610	—	—	—	610
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	3,258	—	—	—	3,258
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	(538)	—	—	—	(538)
Repurchase of 38,400 common units by our long-term incentive plan	—	(1,140)	—	—	—	(1,140)
Purchase of Brownsville and River terminals by Predecessor	135,823	—	—	—	—	135,823
Purchase of Southeast terminals by Predecessor	168,438	—	—	—	—	168,438
Acquisition of Brownsville and River terminals from Predecessor in exchange for $135 million	(138,505)	—	—	3,505	—	(135,000)
Distributions and repayments, net to Predecessor	(5,653)	—	—	—	—	(5,653)
Net earnings for year ended December 31, 2006	6,607	1,740	1,460	66	—	9,873

Balance December 31, 2006	167,466	72,852	10,427	(5,414)	—	245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	—	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	—	6,273	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	—	(19,679)
Amortization of deferred equity-based compensation related to restricted phantom units	—	66	—	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	—	49,448	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,253	4,543	302	—	25,142

Balance December 31, 2007	—	250,351	8,659	53,820	—	312,830
Distributions to unitholders	—	(20,636)	(7,509)	(2,051)	—	(30,196)
Amortization of deferred equity-based compensation related to restricted phantom units	—	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	—	(49)	—	—	—	(49)
Repurchase of 4,180 common units by our long-term incentive plan	—	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	—	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	—	18,294	6,370	934	—	25,598
Foreign currency translation adjustments	—	—	—	—	(584)	(584)

Other comprehensive income						25,014

Balance December 31, 2008	$—	$249,681	$5,779	$52,703	$(584)	$307,579

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from operating activities:
Net earnings	$25,598	$25,142	$9,873
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	23,316	21,432	11,750
Amortization of deferred equity-based compensation	84	66	610
Reversal of previously recognized equity-based compensation	(49)	—	—
Acceleration of vesting of all outstanding restricted phantom units and restricted common units	—	—	3,258
Amortization of deferred financing costs	599	1,236	810
Amounts due under long-term terminaling services agreements	(1,425)	(724)	—
Unrealized loss on derivative instrument	2,128
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(2,285)	(2,796)	(2,397)
Due from TransMontaigne Inc.	1,169	3,385	1,199
Due from Morgan Stanley Capital Group.	(1,093)	—	—
Other current assets	188	(1,772)	(859)
Trade accounts payable	4,788	(102)	1,400
Accrued liabilities	470	10,539	(393)

Net cash provided by operating activities	53,488	56,406	25,251

Cash flows from investing activities:
Acquisition of terminal facilities, net of cash acquired	—	(127,560)	(152,915)
Additions to property, plant and equipment—expansion of facilities	(48,614)	(18,390)	(9,035)
Additions to property, plant and equipment—maintain existing facilities	(4,765)	(9,600)	(2,224)
Other	(27)	—	377

Net cash (used) by investing activities	(53,406)	(155,550)	(163,797)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	179,946	—
Contribution of cash by TransMontaigne GP	—	3,867	—
Net borrowings (payments) under credit facility	33,500	(57,621)	161,621
Distributions paid to unitholders	(30,196)	(19,679)	(12,418)
Deferred financing costs	—	(1,027)	(2,603)
Common units repurchased from TransMontaigne Services Inc.'s employees for withholding taxes	—	—	(538)
Repurchase of common units by our long-term incentive plan	(104)	(54)	(1,140)
Distributions and repayments to TransMontaigne Inc., net	—	(8,146)	(3,612)

Net cash provided by financing activities	3,200	97,286	141,310

Increase (decrease) in cash and cash equivalents	3,282	(1,858)	2,764
Foreign currency translation effect on cash	(91)	—	—
Cash and cash equivalents at beginning of period	1,604	3,462	698

Cash and cash equivalents at end of period	$4,795	$1,604	$3,462

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,092	$6,678	$3,296

Non-cash distributions to TransMontaigne Inc., net	$—	$(1,317)	$(2,041)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations primarily in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined petroleum products and crude oil, including TransMontaigne Inc. and Morgan Stanley Capital Group.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At February 27, 2009, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 25.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and goodwill. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals"), and the Baton Rouge,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Louisiana dock facility in exchange for a cash payment of approximately $135 million (See Note 3 of Notes to consolidated financial statements). On December 31, 2007, we acquired from TransMontaigne Inc. twenty-two terminals along the Colonial and Plantation pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million (See Note 3 of Notes to consolidated financial statements). The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $10.0 million for the year ended December 31, 2008, $9.9 million for the year ended December 31, 2007, and $5.4 million for the year ended December 31, 2006, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $2.8 million for the year ended December 31, 2008, $2.8 million for the year ended December 31, 2007, and $1.5 million for the year ended December 31, 2006, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $1.5 million for the year ended December 31, 2008, $1.1 million for the year ended December 31, 2007, and $nil for the year ended December 31, 2006, respectively.

(c)
Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments and when product is delivered to the customer for fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(f)
Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

        At December 31, 2008 and 2007, we have accrued environmental obligations of approximately $762,000 and $1,064,000, respectively, representing our best estimate of our remediation obligations, net of probable reimbursements (see Note 9 of Notes to consolidated financial statements). During the year ended December 31, 2008, we charged to income approximately $500,000 to increase our estimate of our future environmental obligations due principally to product that was released at our Owensboro, Kentucky terminal facility. During the year ended December 31, 2008, we made payments of approximately $802,000 towards our environmental remediation obligations. During the year ended December 31, 2007, we charged to income approximately $506,000 to increase our estimate of our future environmental obligations due principally to product that was released at our Mt. Vernon terminal facility. During the year ended December 31, 2007, we made payments of approximately $124,000 towards our environmental remediation obligations. During the year ended December 31,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006, we charged to income approximately $950,000 to increase our estimate of our future environmental remediation obligations due to product that was released at our Mobile, Alabama terminal facility and product that was released at our Rogers, Arkansas terminal facility. During the year ended December 31, 2006 we made payments of approximately $893,000 towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        TransMontaigne Inc. has indemnified us through May 27, 2010 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminal facilities and occurring before May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 31, 2008 against certain potential environmental claims, losses and expenses associated with the operation of the Mobile, Alabama terminal and occurring before January 1, 2006, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 31, 2011 against certain potential environmental claims, losses and expenses associated with the operation of the Brownsville and River terminals and occurring before December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has indemnified us through December 31, 2012 against certain potential environmental claims, losses and expenses associated with the operation of the Southeast terminals and occurring before December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g)
Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets consist of above-ground storage facilities and underground pipelines. We are unable to predict if and when our long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

(h)
Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment." This Statement requires us to

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measure the cost of board member services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

(i)
Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, are recorded as a component of other comprehensive income in partners' equity. Gains and losses from the remeasurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statement of operations in other income (expense).

(j)
Accounting for Derivative Instruments

        We account for our derivative instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met. At December 31, 2008, our derivative instruments were limited to interest rate swaps. The change in the fair value of our interest rate swap is included in earnings.

(k)
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

(l)
Net earnings per limited partner unit

        We calculate earnings per unit as if all of the earnings for the period were distributed under the terms of the partnership agreement, without regard to whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

be distributed during a particular period, or whether the general partner has legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

        Pursuant to the partnership agreement, an increasing portion of our earnings are allocated to our general partner through operation of the incentive distribution rights in periods in which our net earnings per limited partners' unit exceeds $0.44 per quarter (or $1.76 annually). For the year ended December 31, 2008, our net earnings per limited partners' unit exceeded $1.76, resulting in approximately $420,000 of additional earnings being allocated to our general partner. For the years ended December 31, 2007 and 2006, our net earnings per limited partners' unit did not exceed $1.76, and therefore, net earnings allocable to our general partner are limited to 2% of our net earnings.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)
Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and partners' equity have not been affected by these reclassifications.

        Acquisitions of terminals from TransMontaigne Inc. during the years ended December 31, 2007 and 2006 have been recorded at carryover basis in a manner similar to a reorganization of entities under common control (see Note 3 of Notes to consolidated financial statements). The difference of approximately $50.0 million between the consideration paid to TransMontaigne Inc. and the carryover basis of the net assets acquired was previously reflected in the consolidated statements of partners' equity and comprehensive income as being attributed to the subordinated units. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly-owned subsidiary of TransMontaigne Inc. TransMontaigne Inc.'s ownership of our general partner results in the entities being under common control. As a result, during the year ended December 31, 2008, we changed the presentation in the consolidated statements of partners' equity and comprehensive income to attribute this difference to the general partner interest. The adjustment to change the presentation is considered an immaterial correction to the accompanying consolidated balance sheets and consolidated statements of partners' equity and comprehensive income.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2009, the annual administrative fee payable to TransMontaigne Inc. will be approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2009, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

an investment fund indexed to the performance of our common units. For the year ending December 31, 2009, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.2 million.

        The omnibus agreement provides us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. This right of first offer is exercisable for a period of two years commencing December 2008.

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

        Environmental Indemnification.    In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne Inc. agreed to indemnify us through May 27, 2010, against certain potential environmental liabilities associated with the operation of the Florida and Midwest terminals that occurred on or prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

        In connection with our acquisition of the Mobile, Alabama terminal, TransMontaigne Inc. agreed to indemnify us through December 31, 2008, against certain potential environmental liabilities associated with the operation of the Mobile terminal that occurred on or prior to January 1, 2006. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The cap amount does not apply to any environmental liabilities known to exist as of January 1, 2006.

        In connection with our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to indemnify us through December 31, 2011, against certain potential environmental liabilities associated with the operation of the Brownsville and River terminals that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

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

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    Through May 31, 2007, we had a terminaling and transportation services agreement with TransMontaigne Inc. that was scheduled to expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to transport on the Razorback pipeline and throughput at our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals a volume of refined products that would, at the fee and tariff schedule contained in the agreement, result in minimum revenue to us of approximately $20 million per year through December 31, 2013. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 2.6 million barrels of light oil storage capacity and approximately 1.3 million barrels of heavy oil storage capacity at certain of our Florida terminals.

        Effective June 1, 2007, we entered into a terminaling services agreement with Morgan Stanley Capital Group that replaced our terminaling services agreement with TransMontaigne Inc. relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.2 million for the contract year ending May 31, 2009 (approximately $36.3 million for the contract year ending May 31, 2010); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput payment is also subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

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

        Revenue Support Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of approximately $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we will agree to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through March 31, 2011, for the utilization of the light oil storage capacity at the terminal.

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.2 million for the contract year ending December 31, 2009. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 46,000 barrels of light oil storage capacity and approximately 84,000 barrels of heavy oil storage capacity at the terminal.

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

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. During 2008, we amended the terminaling and transportation services agreement with TransMontaigne Inc. to reduce TransMontaigne Inc.'s minimum revenue commitment to approximately $0.7 million per year in exchange for entering into terminaling and transportation agreements to deliver natural gas liquids to Matamoros, Mexico. During October 2008, TransMontaigne Inc.'s minimum revenue commitment increased to approximately $1.6 million per year when we increased the LPG storage capacity at our Brownsville LPG terminal to approximately 33,000 barrels.

        Terminaling Services Agreement—Matamoros LPG.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.7 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

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

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $32.3 million for the contract year ending December 31, 2009; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2009. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. We expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $20 million to $25 million.

        In the event of a force majeure event that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(3) ACQUISITIONS (Continued)

        Southeast Terminals.    Effective December 31, 2007, we acquired from TransMontaigne Inc. twenty-two refined product terminals along the Colonial and Plantation pipelines with approximately 9.0 million barrels of aggregate active storage capacity for a cash payment of approximately $118.6 million. The Southeast terminals provide integrated terminaling services principally to Morgan Stanley Capital Group and the United States government. The acquisition of the Southeast terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Southeast terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Southeast terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to partners' equity.

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

        Brownsville and River Terminals.    Effective December 29, 2006, we acquired from TransMontaigne Inc. a refined product terminal with approximately 2.1 million barrels of aggregate active storage capacity in Brownsville, Texas, twelve refined product terminals along the Mississippi and Ohio rivers with approximately 2.8 million barrels of aggregate active storage capacity, and the Baton Rouge, Louisiana dock facility for a cash payment of approximately $135.0 million. The Brownsville terminal provides integrated terminaling services to customers, including TransMontaigne Inc. and Morgan Stanley Capital Group, engaged in the distribution and marketing of refined products and natural gas liquids. The River terminals provide integrated terminaling services to third parties engaged in the distribution and marketing of refined products and industrial and commercial end-users. The acquisition of the Brownsville and River terminals from TransMontaigne Inc. has been recorded at

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(3) ACQUISITIONS (Continued)

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

        As a condition to our acquisition of the Brownsville and River terminals, TransMontaigne Inc. agreed to fund and construct in the future certain additional capital improvements to these facilities. We recognized the estimated cost of the additional capital improvements of approximately $6.3 million as an increase to property, plant and equipment and a contribution of partners' equity. During the year ended December 31, 2007, TransMontaigne Inc. funded approximately $0.2 million in capital improvements to the terminals and made a cash payment to us of approximately $6.1 million in satisfaction of its obligation to complete additional capital improvements to the terminals.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil, and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable. During the years ended December 31, 2008, 2007 and 2006, we increased the allowance for doubtful accounts, net of recoveries, through a charge to income of approximately $289,000, $83,000, and $75,000, respectively.

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Trade accounts receivable	$7,133	$4,559
Less allowance for doubtful accounts	(439)	(150)

	$6,694	$4,409

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Morgan Stanley Capital Group	57%	24%	3%
TransMontaigne Inc.	7%	35%	57%
Valero Supply and Marketing Company	10%	10%	5%
Marathon Petroleum Company LLC	8%	8%	12%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2008	December 31, 2007
Additive detergent	$1,640	$1,439
Reimbursements due from the Federal government	—	724
Deposits and other assets	980	711

	$2,620	$2,874

        Reimbursements due from the Federal government represent costs we have incurred for the development and installation of terminal security plans and enhancements at our terminals. We

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(5) OTHER CURRENT ASSETS (Continued)

received the reimbursements due from the Federal government during the year ended December 31, 2008.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2008	December 31, 2007
Land	$52,196	$52,228
Terminals, pipelines and equipment	445,875	406,585
Furniture, fixtures and equipment	1,349	1,186
Construction in progress	33,979	20,592

	533,399	480,591
Less accumulated depreciation	(85,646)	(62,764)

	$447,753	$417,827

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2008	December 31, 2007
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $70 and $nil, respectively, of foreign currency translation adjustments)	1,432	1,502

	$24,667	$24,737

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

        The adjusted purchase price for the acquisition of the Mexican LPG operations from Rio Vista Energy Partners L.P. was allocated to the identifiable assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date (see Note 3 of Notes to consolidated financial statements). Goodwill of approximately $1.5 million represents the excess of our adjusted purchase price over the fair value of the identifiable assets acquired attributable to the Mexican LPG operations.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(7) GOODWILL (Continued)

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 16 of Notes to consolidated financial statements). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in determining the estimated fair values of the Partnership's reporting units. At December 31, 2008, we estimated the fair value of our reporting units using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions would be consistent with those used by market participants (that is, potential buyers of the reporting unit) at December 31, 2008. The cash flows represented our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. The cash flows did not anticipate future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2008. The cash flows attributed to our reporting units included only a portion of the general and administrative expenses under the assumption that market participants would include limited amounts of general and administrative expenses in their estimates of fair value because market participants would have pre-existing management and back office capabilities (that is, a market participant synergy). We discounted the cash flows at our weighted average cost of capital of 13.5%, which was based on the December 31, 2008 closing price of our common units of $13.30 and a 6.5% after-tax cost of debt. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2008, the fair value of our Brownsville reporting unit exceeded its carrying amount and the fair value of our River reporting unit exceeded its carrying amount. Therefore, we did not recognize any impairment charges during the year ended December 31, 2008. However, given the current contraction in the financial and credit markets and the related decline in the price of our common units, we will continue to monitor the recoverability of goodwill. A further decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2008	December 31, 2007
Amounts due under long-term terminaling services agreements:
External customers	$902	$679
Morgan Stanley Capital Group	2,020	45

	2,922	724
Deferred financing costs, net of accumulated amortization of $1,836 and $1,236, respectively	1,794	2,394
Identifiable intangible assets, net:
Customer relationships, net of accumulated amortization of $719 and $411, respectively	2,980	3,288
Coastal Fuels trade name, net of accumulated amortization of $2,500 and $2,417, respectively	—	83
Deposits and other assets	162	170

	$7,858	$6,659

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2008 and 2007, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $2.9 million and $0.7 million, respectively.

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

        Identifiable intangible assets.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control (See Note 3 of Notes to consolidated financial statements). Identifiable intangible assets include the carryover basis of certain customer relationships at our Brownsville and River terminals and the right to use the Coastal Fuels trade name at our Florida terminals.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(8) OTHER ASSETS, NET (Continued)

        The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years. Expected amortization expense for identifiable intangible assets as of December 31, 2008 is as follows (in thousands):

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$308	$308	$308	$308	$308	$1,440

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Customer advances and deposits:
External customers	$1,164	$1,179
Morgan Stanley Capital Group	5,581	2,710

	6,745	3,889
Accrued property taxes	480	645
Accrued environmental obligations	762	1,064
Interest payable	838	39
Deferred revenue—ethanol blending fees	3,160	—
Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group	1,189	415
Due to Rio Vista	83	500
Obligations to repair, maintain or expand Southeast terminals	222	4,946
Rebate due to Morgan Stanley Capital Group	2,204	—
Unrealized loss on derivative instrument	2,128	—
Accrued expenses and other	2,572	1,945

	$20,383	$13,443

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2008 and 2007, we have billed and collected from certain of our customers approximately $6.7 million and $3.9 million, respectively, in advance of the terminaling services being provided.

        Deferred revenue-ethanol blending fees.    Pursuant to a terminaling services agreement with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2009. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee that will be recognized as revenue on a straight-line basis over the remaining term of the agreement. At December 31, 2008 and 2007, we have billed Morgan Stanley Capital Group ethanol blending fees in the amount of approximately $3.2 million and $nil, respectively, for completed renewable fuels blending functionality at certain of our Southeast terminals.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(9) ACCRUED LIABILITIES (Continued)

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2008 and 2007, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.2 million and $0.4 million, respectively.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million (see Note 3 of Notes to consolidated financial statements). At December 31, 2008 and 2007, we have a liability of approximately $0.1 million and $0.5 million, respectively, to Rio Vista provided that Rio Vista is not obligated to indemnify us for any claims, expenses or liabilities pursuant to the agreement covering our acquisition of the Mexican LPG operations.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At December 31, 2008 and 2007, we have recognized a liability of approximately $0.2 million and $4.9 million, respectively, as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2008 and 2007, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.2 million and $nil, respectively.

        Unrealized loss on derivative instrument.    We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2008, we have an interest rate swap agreement with a notional amount of $125.0 million that expires May 2010. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of 2.26% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. At December 31, 2008, the fair value of the interest rate swap was approximately $2.1 million.

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("senior secured credit facility") with a consortium of lending institutions. Initially, the senior secured credit facility was composed of a $75 million term loan facility and a $150 million revolving credit facility. During the year ended December 31, 2007, we repaid the $75 million term loan outstanding under the senior secured credit facility with a portion of the

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(10) LONG-TERM DEBT (Continued)

proceeds from our May 2007 secondary offering of common units (see Note 11 of Notes to consolidated financial statements). On July 12, 2007, we amended the senior secured credit facility to increase the maximum amount of the revolving credit line from $150 million to $200 million.

        At December 31, 2008 and 2007, our outstanding borrowings under the senior secured credit facility were approximately $165.5 million and $132.0 million, respectively. At December 31, 2008 and 2007, our outstanding letters of credit were approximately $42,000 and $130,000, respectively. At December 31, 2008, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $230.8 million at December 31, 2008). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the years ended December 31, 2008 and 2007, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.6% and 7.3%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Allocation of predecessor equity in exchange for units	120,000	2,872,266	148,873
Initial public offering of common units	3,852,500	—	—
Private placement of subordinated units	—	450,000	—

Units outstanding at December 31, 2006 and 2005	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971

        At December 31, 2008 and 2007, common units outstanding include approximately 5,860 and 1,680 common units, respectively, held by TransMontaigne Services Inc.'s long-term incentive plan.

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

        During the subordination period (as defined in the partnership agreement), common units are entitled to receive distributions from available cash of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. The subordination period will end when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units. With respect to 25% of the outstanding subordinated units, the first test date is any quarter ending on or after June 30, 2008. On November 13, 2008, approximately 0.8 million subordinated units converted into an equal number of common units.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(12) LONG-TERM INCENTIVE PLAN (Continued)

incentive plan currently permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. Currently there are 813,632 units available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne Services Inc., on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. TransMontaigne Services Inc., on behalf of the long-term incentive plan, has repurchased approximately 4,180 and 1,680 common units pursuant to the program during the years ended December 31, 2008 and 2007, respectively.

        On March 17, 2008, we purchased a total of 6,000 restricted phantom units from Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler in connection with their resignation as members of the board of directors of our general partner. The aggregate consideration paid to the former directors of approximately $163,000 is included in direct general and administrative expenses for the year ended December 31, 2008.

        On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the non-officer directors of our general partner. On March 31, 2006, TransMontaigne Services Inc. granted 58,000 restricted phantom units to its key employees and executive officers, and non-employee directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $46,000, $0.2 million, $0.4 million and $1.7 million associated with the July 2008, March 2008, March 2007 and March 2006 grants, respectively.

        Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. As such, all grants of restricted phantom units and restricted common units made prior to September 1, 2006, became fully vested on September 1, 2006 when Morgan Stanley Capital Group acquired TransMontaigne Inc. Amortization of deferred equity-based compensation, including the effects of the acceleration of vesting of all restricted phantom units and restricted common units, of approximately $35,000, $66,000 and $3.9 million is included in direct general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At December 31, 2008, we have contractual commitments of approximately $18.3 million for the supply of services, labor and materials related to capital projects that currently are under development.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(13) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2027. At December 31, 2008, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2009	$1,323
2010	1,345
2011	1,267
2012	751
2013	689
Thereafter	6,227

$11,602

        Rental expense under operating leases was approximately $1.5 million, $1.0 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Basic weighted average units	12,442	10,400	7,283
Dilutive effect of restricted phantom units	—	1	3

Diluted weighted average units	12,442	10,401	7,286

        For the year ended December 31, 2008, we included the dilutive effect of 2,000 restricted phantom units and 6,000 restricted phantom units granted July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation. For the year ended December 31, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation. For the year ended December 31, 2006, we included the dilutive effect of 58,000 restricted phantom units, prior to their vesting on September 1, 2006, in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units for the period exceeded the related unamortized deferred compensation.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the year ended December 31, 2008, we excluded the dilutive effect of 3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average quoted market price of our common units for the period.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(15) DISCLOSURES ABOUT FAIR VALUE

        Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs are unobservable inputs for the asset or liability.

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2008 and 2007.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instruments.    The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs.

        Debt.    The carrying amount of the senior secured credit facility approximates fair value since borrowings under the senior secured credit facility bear interest at current market interest rates.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(16) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Gulf Coast Terminals:
Terminaling services fees, net	$39,750	$38,555	$32,309
Other	9,565	6,114	7,728

Revenue	49,315	44,669	40,037
Direct operating costs and expenses	(21,774)	(18,711)	(19,123)

Net margins	27,541	25,958	20,914

Midwest Terminals and Pipeline System:
Terminaling services fees, net	3,466	2,976	3,027
Pipeline transportation fees	1,130	1,996	2,449
Other	880	825	1,307

Revenue	5,476	5,797	6,783
Direct operating costs and expenses	(1,500)	(2,519)	(2,117)

Net margins	3,976	3,278	4,666

Brownsville Terminal (since September 1, 2006):
Terminaling services fees, net	13,103	11,799	3,318
Pipeline transportation fees	2,890	—	—
Other	4,700	3,873	930

Revenue	20,693	15,672	4,248
Direct operating costs and expenses	(11,510)	(9,039)	(2,586)

Net margins	9,183	6,633	1,662

River Terminals (since September 1, 2006):
Terminaling services fees, net	18,868	18,942	5,536
Other	738	569	181

Revenue	19,606	19,511	5,717
Direct operating costs and expenses	(7,858)	(6,716)	(2,365)

Net margins	11,748	12,795	3,352

Southeast Terminals (since September 1, 2006):
Terminaling services fees, net	36,126	37,634	11,415
Other	6,924	8,368	3,469

Revenue	43,050	46,002	14,884
Direct operating costs and expenses	(19,208)	(23,701)	(6,317)

Net margins	23,842	22,301	8,567

Total net margins	76,290	70,965	39,161
Direct general and administrative expenses	(4,138)	(2,991)	(6,453)
Allocated general and administrative expenses	(10,030)	(9,901)	(5,431)
Allocated insurance expense	(2,835)	(2,837)	(1,525)
Reimbursement of bonus awards	(1,500)	(1,125)	—
Depreciation and amortization	(23,316)	(21,432)	(11,750)
Gain on disposition of assets	2	—	—

Operating income	34,473	32,679	14,002
Other expense, net	(8,875)	(7,537)	(4,129)

Net earnings	$25,598	$25,142	$9,873

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(16) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$12,276	$1,863	$14,143	$18,955	$3,468	$50,705
Morgan Stanley Capital Group	32,899	3,602	1,694	388	39,582	78,165
TransMontaigne Inc.	4,140	11	4,856	263	—	9,270

Revenue	$49,315	$5,476	$20,693	$19,606	$43,050	$138,140

Identifiable assets	$135,925	$11,708	$74,701	$65,226	$181,615	$469,175

Capital expenditures	$25,355	$2,370	$14,800	$1,591	$9,263	$53,379

	Year ended December 31, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$13,024	$1,075	$11,190	$19,549	$9,873	$54,711
Morgan Stanley Capital Group	17,658	2,359	2,113	13	8,842	30,985
TransMontaigne Inc.	13,987	2,363	2,369	(51)	27,287	45,955

Revenue	$44,669	$5,797	$15,672	$19,511	$46,002	$131,651

Identifiable assets	$117,651	$10,103	$62,197	$66,960	$173,532	$430,443

Capital expenditures	$7,108	$112	$5,517	$1,152	$14,101	$27,990

	Year ended December 31, 2006
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$14,294	$1,099	$4,085	$5,791	$3,343	$28,612
Morgan Stanley Capital Group	—	—	163	—	2,167	2,330
TransMontaigne Inc.	25,743	5,684	—	(74)	9,374	40,727

Revenue	$40,037	$6,783	$4,248	$5,717	$14,884	$71,669

Identifiable assets	$115,634	$11,102	$50,303	$65,089	$170,324	$412,452

Capital expenditures	$4,699	$158	$3,427	$1,804	$1,171	$11,259

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
	(in thousands)
Revenue	$33,824	$35,092	$35,204	$34,020	$138,140

Net earnings	$6,202	$7,625	$6,964	$4,807	$25,598

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year ended December 31, 2007
	(in thousands)
Revenue	$32,700	$32,204	$31,921	$34,826	$131,651

Net earnings	$5,812	$4,213	$7,915	$7,202	$25,142

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2008.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited TransMontaigne Partners L.P. and subsidiaries' (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransMontaigne GP L.L.C.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TransMontaigne Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
March 9, 2009

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2008.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

        TransMontaigne GP L.L.C., is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and TransMontaigne Inc., through its wholly owned subsidiaries, controls our general partner. TransMontaigne Inc. is a wholly owned subsidiary of Morgan Stanley Capital Group. TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation.

Board of Directors and Officers

        The board of directors of our general partner oversees our operations. As of the date of this report, there are seven members of the board of directors of our general partner, four of whom, Messrs. Dunlap, Ligon, Masters and Peters, are independent as defined under the independence standards established by the New York Stock Exchange. The New York Stock Exchange does not require a listed limited partnership, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee.

        As discussed below under "—Subsequent Board Events," effective March 31, 2009, Javed Ahmed will resign as a director of the board of directors of our general partner and will be replaced by Randall P. O'Connor.

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

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	51	Chairman of the Board
Randall J. Larson	51	Chief Executive Officer
Gregory J. Pound	56	President and Chief Operating Officer
Frederick W. Boutin	53	Executive Vice President, Chief Financial Officer and Treasurer
Erik B. Carlson	61	Executive Vice President, General Counsel and Secretary
Deborah A. Davis	35	Senior Vice President and Chief Accounting Officer
Javed Ahmed	39	Director
Charles L. Dunlap	65	Director
Duke R. Ligon	67	Director
Jerry R. Masters	50	Director, Chairman of Audit and Compensation Committees
David A. Peters	50	Director, Chairman of Conflicts Committee
Goran Trapp	46	Director

        Stephen R. Munger was appointed to serve as the Chairman of the board of directors of our general partner, effective March 17, 2008. Mr. Munger has served as the Co-Chairman of the Mergers & Acquisitions Department of Morgan Stanley since 2003, having served as the operating Co-Head from 1999 through 2003. Mr. Munger has also served as Chairman of the Morgan Stanley Global Energy Group since 2004. Mr. Munger was named a Managing Director of Morgan Stanley in 1992, and joined Morgan Stanley in 1988, having previously worked in the Mergers & Acquisition Department of Merrill Lynch. Mr. Munger is a graduate of Dartmouth College and the Wharton School of Business.

        Randall J. Larson has served as the Chief Executive Officer of our general partner since September 2006 and served as the Chief Financial Officer and Chief Accounting Officer of our general partner from February 2005 to December 2007. From February 2005 to September 2006, Mr. Larson served as the Executive Vice President of our general partner and served as a director of our general partner from February 2005 to October 2006. Mr. Larson has served as the President and Chief Executive officer of TransMontaigne Inc. since September 2006, and as its Chief Financial Officer from January 2003 through December 2007, as its Chief Accounting Officer from May 2002 through December 2007 and as its Executive Vice President of TransMontaigne Inc. from May 2002 to September 2006 and as its Controller from May 2002 until January 2003. Since December 2006, Mr. Larson has also served as a director of Olco Petroleum Group Inc., a wholly owned Canadian petroleum marketing and terminaling company held by TransMontaigne Inc.

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

        Deborah A. Davis has served as Senior Vice President and Chief Accounting Officer of our general partner since January 2008. Ms. Davis has served as Senior Vice President—Administration of TransMontaigne Inc. since February 2008 and served as Vice President, Corporate Controller of TransMontaigne Inc. from November 2005 to January 2008. From July 2002 through October 2005, Ms. Davis held various accounting positions with TransMontaigne Inc., most recently as Executive Director, External Reporting. From September 1996 through June 2002, Ms. Davis held various positions in the audit department of KPMG LLP, departing as an Audit Manager.

        Javed Ahmed was elected as a director of our general partner in October 2006. Mr. Ahmed's election was in conjunction with Morgan Stanley's acquisition of TransMontaigne Inc. Mr. Ahmed is a Managing Director of Morgan Stanley and works in the firm's Commodities Group. He has been with Morgan Stanley since 1997. In addition, to being a director of our general partner, Mr. Ahmed currently serves as a director of TransMontaigne Inc. and Heidmar Group Inc. Mr. Ahmed holds a BA from Yale University and Juris Doctor degree and MBA from Harvard University. On February 26, 2009, Mr. Ahmed notified us of his intention to resign from the boards of directors of our general partner and TransMontaigne Inc., each to be effective March 31, 2009.

        Charles L. Dunlap was elected as a director of our general partner effective as of July 8, 2008, and serves as a member of the conflicts committee of the board of directors of our general partner. Mr. Dunlap served as Chief Executive Officer and President of Pasadena Refining System, Inc. based in Houston, Texas from January 2005 to December 2008. Mr. Dunlap has also served as a director of Opti Canada, Inc. since June 2006, which is a public energy company based in Calgary, Canada. In addition, from May 2000 to February 2004, Mr. Dunlap served as one of the founding partners of Strategic Advisors, LLC, a management consulting firm based in Baltimore, Maryland. Prior to that time, Mr. Dunlap served in various senior management and executive positions at various oil and gas companies. Mr. Dunlap is a graduate of Rockhurst College and holds a Juris Doctor degree from Saint Louis University Law School.

        Duke R. Ligon was elected as a director of our general partner effective as of March 17, 2008, and serves as a member of the audit, compensation and conflicts committees of the board of directors of our general partner. Since February 2007, Mr. Ligon has served in the capacity of Strategic Advisor to Love's Travel Stops & Country Stores, Inc., based in Oklahoma City, and has acted as Executive Director of the Love's Entrepreneurship Center at Oklahoma City University. From January 1997 to February 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation, based in Oklahoma City, and was a member of the Executive Management Committee. From 1995 to February 1997, Mr. Ligon was a partner in the law firm of Mayer, Brown & Platt, based in New York City. Mr. Ligon holds a Juris Doctor degree from the University of Texas School of Law and has been admitted to the Bars of the District of Columbia, Oklahoma and New York. Mr. Ligon has served as a director of Panhandle Oil and Gas Inc. since August 2007 and as a director of SemGroup Energy Partners G.P., L.L.C., the general partner of SemGroup Energy Partners, L.P., since October 1, 2008.

        Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee, and as chair of the audit and compensation committees, of the board of directors of our general partner. Mr. Masters is a private investor and was a part-time consultant to Microsoft Corporation from April 2000 to August 2002. From February 1991 to April 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external financial reporting, budgeting and forecasting, and financial modeling of mergers and acquisitions.

        David A. Peters was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit and compensation committees and as the chair of the conflicts committee of the board of directors of our general partner. Since 1999 Mr. Peters has been a business consultant with a primary client focus in the energy sector; in addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999 Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at DukeEnergy/PanEnergy Field Services responsible for natural gas gathering, processing and storage operations. Prior to joining DukeEnergy/PanEnergy Field Services, Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984 he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a bachelor's degree in business administration from the University of Michigan.

        Goran Trapp was elected as a director of our general partner on October 22, 2008. Mr. Trapp is a Managing Director at Morgan Stanley and has served as the Head of Global Oil Liquids in Commodities at Morgan Stanley since July 2008 and the Head of Europe, Middle East and Africa Commodities since January 2008. Mr. Trapp joined Morgan Stanley in 1990 and became a Managing Director in 1999. Earlier in his career at Morgan Stanley, Mr. Trapp served as the Head of the Europe and Asia Oil Liquids Group and the Global Chief Operating Officer of the Oil Liquids Group. He has also served as a Member of the Firm's Europe, Middle East and Asia Management Committee since November 2007. Mr. Trapp holds a Master of Science degree from the Stockholm School of Economics.

Subsequent Board Events

        At the February 26, 2009 meeting of the board of directors of our general partner, Javed Ahmed notified the board of directors of his intention to resign from the boards of directors of our general partner and TransMontaigne Inc., each to be effective March 31, 2009. The resignations follow Mr. Ahmed's decision on February 9, 2009 to resign as a Managing Director of Morgan Stanley effective May 10, 2009. In connection with his resignation, Mr. Ahmed did not indicate that there were any disagreements between him and us or members of the board of directors of our general partner regarding our operations, policies or procedures.

        To fill the vacancy resulting from Mr. Ahmed's resignation, we announced the appointment of Randall P. O'Connor to serve as an affiliated member of the board of directors of our general partner, effective March 31, 2009. Mr. O'Connor's biography is set forth below:

        On February 26, 2009, Randall P. O'Connor, age 50, was elected as a director of our general partner, effective March 31, 2009. Mr. O'Connor is a Managing Director at Morgan Stanley, working in the firm's Commodities Group and currently serves as head of the Strategic Transactions Group. He has been with Morgan Stanley since 2002. Prior to joining Morgan Stanley, Mr. O'Connor held numerous positions of responsibility at various energy companies, including Chevron Corporation, Transworld Oil, Clark Oil & Refining and TransCanada Energy. In addition to being a director of our general partner, Mr. O'Connor is a director of TransMontaigne Inc. and Olco Petroleum Group Inc. Mr. O'Connor holds a B.S. in Chemical Engineering from the University of Texas at Austin and an M.B.A. from the University of California at Berkeley.

        Based upon the appointment of Mr. O'Connor, the board of directors of our general partner will be comprised of seven directors, three of which are affiliated directors and four of which are independent directors. Set forth below is a list of the directors and the committees of the board of directors of our general partner upon which such directors are expected to serve, effective March 31, 2009:

Name	Title
Stephen R. Munger	Affiliated Director and Chairman of the Board
Randall P. O'Connor	Affiliated Director
Goran Trapp	Affiliated Director
Charles Dunlap	Independent Director and a member of the Conflicts Committee
Duke R. Ligon	Independent Director and a member of the Audit Committee, Conflicts Committee and the Compensation Committee
Jerry R. Masters	Independent Director, Chairman of the Audit Committee, Chairman of the Compensation Committee and a member of the Conflicts Committee
David A. Peters	Independent Director, Chairman of the Conflicts Committee and a member of the Audit Committee

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with, except that Gregory J. Pound and Deborah A. Davis each filed one Form 4 one day late. The Forms 4 filed late reported the grant of phantom common units to each of Mr. Pound and Ms. Davis under the TransMontaigne Services Inc. savings and retention plan.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Jerry R. Masters, David A. Peters and Duke R. Ligon, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

Conflicts Committee

        Messrs. Dunlap, Ligon, Masters and Peters currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which independent directors of our general partner are granted equity-based awards, and (2) which reviews the allocation of grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors has ratified and approved. Messrs. Ligon, Masters and Peters currently serve on the compensation committee.

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

COMPENSATION COMMITTEE Jerry R. Masters, Chair Duke R. Ligon David A. Peters

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

Communications by Unitholders

        Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets in executive sessions, attended only by independent directors, at the conclusion of each regularly-scheduled board meeting. The board has chosen Mr. Peters to preside as chairman of these executive session meetings.

        Unitholders and other interested parties may communicate with (1) Mr. Peters, in his capacity as chairman of the executive session meetings of the board of directors of our general partner, (2) the independent members of the board of directors of our general partner as a group, or (3) any and all members of the board of directors of our general partner by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the independent directors (or to the chairman of the board or any standing committee of the board) at the following address and fax number:

  Name of the Director(s)
  c/o Secretary
  TransMontaigne Partners L.P.
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

New York Stock Exchange Certification

        On April 7, 2008, we provided the New York Stock Exchange with the Annual CEO Certification in accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The purpose of the Annual CEO Certification is to evidence our compliance with the New York Stock Exchange's corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2008, we paid TransMontaigne Inc. an administrative fee of approximately $10.0 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2008, we reimbursed TransMontaigne Services Inc. approximately $1.5 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan.

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

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2008, elements of compensation for our executive officers consisted of the following:

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

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2008, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.

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

COMPENSATION OF DIRECTORS

        Employees of our general partner or its affiliates (including employees of Morgan Stanley and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one-for-one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Dividends are paid on restricted phantom units at the same rate as on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table provides information concerning the compensation of our general partner's directors for 2008.

Director Compensation Table for 2008

Name(a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Javed Ahmed(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Charles L. Dunlap	$15,000	$46,100	(2)	—	$61,100
Duke R. Ligon	$22,500	$56,720	(3)	—	$79,220
Jerry R. Masters	$30,000	$56,720	(3)	—	$86,720
David A. Peters	$30,000	$56,720	(3)	—	$86,720

(1)
Because Messers. Munger, Ahmed and Trapp are employees of an affiliate of our general partner, none of them receives additional compensation for service as a director of our general partner.

(2)
This dollar amount reflects the aggregate grant date value of the restricted phantom units, computed in accordance with FAS 123(R). The grant date value is equal to $23.05, the closing price of our unrestricted common units on July 18, 2008. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control).

(3)
This dollar amount reflects the aggregate grant date value of the restricted phantom units, computed in accordance with FAS 123(R). The grant date value is equal to $28.36, the closing price of our unrestricted common units on March 31, 2008. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation committee of our general partner primarily administers our long-term incentive plan, including the selection of the individuals to be granted awards from among those eligible to participate. During the year ended December 31, 2008, the compensation committee of our general partner awarded 8,000 restricted phantom units to certain directors of our general partner. In addition, the compensation committee considers the proposed allocations of awards among the key employees of TransMontaigne Inc. and its affiliates under the savings and retention plan to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. There are no compensation committee interlocks.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was amended and restated effective January 1, 2008, March 1, 2008 and December 31, 2008. The plan is administered by the board of directors of TransMontaigne Inc. or such other persons appointed by the board. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Generally, only senior level management of TransMontaigne

Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2008, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account is deemed invested in our common units, with all distributions automatically reinvested in common units. For the year ended December 31, 2008, we reimbursed TransMontaigne Services Inc. approximately $1.5 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our non-employee directors. Following the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group and the establishment of the savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the non-employee directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2008, the compensation committee of the board of directors of our general partner awarded 8,000 restricted phantom units to non-employee directors of our general partner under the plan. During the year ended December 31, 2008, no awards were made under the plan to officers of TransMontaigne Services Inc.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 27, 2009, the long-term incentive plan permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of February 27, 2009, there were 813,632 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of units as of February 27, 2009 by each director and director nominee of our general partner, and by each individual serving as an executive officer of our general partner as of February 27, 2009, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and those serving as executive officers as of February 27, 2009 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 12,444,566 limited partnership units outstanding as of February 27, 2009, consisting of 9,952,867 common units and 2,491,699 subordinated units. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 27, 2009 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado, 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total units beneficially owned(1)
TransMontaigne Inc.(2)	672,902	6.8%	2,154,199	86.5%	22.7%
Morgan Stanley Strategic Investments, Inc.(3)	112,500	1.1%	337,500	13.5%	3.6%
Swank Capital, LLC(4)	2,324,133	23.4%	—	*	18.7%
Eagle Global Advisors LLC(5)	623,794	6.3%	—	*	5.0%
Named Executive Officers
Frederick W. Boutin(6)	30,200	*	—	*	*
Erik B. Carlson	31,000	*	—	*	*
Deborah A. Davis(6)	3,544	*	—	*	*
Randall J. Larson	75,980	*	—	*	*
Gregory J. Pound(6)	10,395	*	—	*	*
Directors
Javed Ahmed	—	*	—	*	*
Charles Dunlap(7)	2,500	*	—	*	*
Duke Ligon(7)	500	*	—	*	*
Jerry R. Masters(8)	19,500	*	—	*	*
Stephen R. Munger	—	*	—	*	*
David A. Peters(8)	17,100	*	—	*	*
Goran Trapp	—	*	—	*	*
Director Nominee
Randall P. O'Connor(9)	—	*	—	*	*
All directors, director nominees and executive officers as a group (13 persons)	190,719	1.9%	—	*	1.5%

*
Less than 1%.

(1)
The subordinated units included in this column may not be convertible into common units within 60 days of February 27, 2009, but are included to reflect the total percentage beneficial interest held by each unitholder in all of our outstanding limited partnership units. Whether a portion of the subordinated units will become convertible depends on factors not know at this time, as further explained under Item 5—Distributions of Available Cash—Distributions of Available Cash After the Subordination Period—Early Conversion of Subordinated Units.

(2)
The subordinated units beneficially owned by TransMontaigne Inc. are held by TransMontaigne Holdings Inc. TransMontaigne Inc. is the indirect parent company of TransMontaigne Holdings Inc. and may, therefore, be deemed to beneficially own the units held by each of them. Excludes the 2% general partnership interest and related incentive distribution rights held by our general partner, which are not considered "units" for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a "unitholder." The address of TransMontaigne Inc. is 1670 Broadway, Suite 3100, Denver, Colorado 80202.

(3)
The address of Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(4)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009, Swank Energy Income Advisors, LP, which we refer to as Swank Advisors, has shared voting and dispositive powers over 2,324,133 common units. Swank Capital, LLC, as the general partner of Swank Advisors, and Mr. Swank as the principal of Swank Capital, LLC, have sole voting or dispositive powers over the 2,324,133 common units held by Swank Advisors. The address of each of Swank Advisors, Swank Capital, LLC and Mr. Swank is 3300 Oak Lawn Avenue, Suite 650, Dallas, Texas 75219.

(5)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009. The address of Eagle Global Advisors is 5847 San Felipe, Suite 930, Houston, Texas 77057.

(6)
Excludes 17,667 phantom units previously granted to Mr. Boutin, 5,955 phantom units previously granted to Ms. Davis, and 18,594 phantom units previously granted to Mr. Pound pursuant to the TransMontaigne Services Inc. savings and retention plan. Mr. Boutin will vest in 8,255 units as of January 1, 2010, with the remaining phantom units vesting on July 14, 2010 upon his reaching the "retirement" age and service thresholds as defined by the Savings and Retention Plan. Ms. Davis' phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Mr. Pound's phantom units vest on September 1, 2009 upon his reaching the "retirement" age and service thresholds as defined by the Savings and Retention Plan. Phantom units granted are subject to earlier vesting as described under "—Savings and Retention Plan" above.

(7)
Includes 500 restricted phantom units granted to each of Messrs. Dunlap and Ligon under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2009. Excludes 1,500 restricted phantom units granted to each of Messrs. Dunlap and Ligon under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2010.

(8)
Includes 1,000 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2009. Excludes 1,000 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2010. Excludes 1,500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2010.

(9)
Mr. O'Connor was appointed to the board of our general partner effective as of March 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	8,000	—	564,741

Total	8,000	—	564,741

(1)
As of December 31, 2008, the long-term incentive plan permits the grant of awards covering an aggregate of 740,681 units, of which 175,940 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2009 fiscal year, a total of 989,572 units were made available for issuance under the plan, of which 813,632 units remain available for issuance under the plan as of February 27, 2009. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 12 to Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

        Our general partner's conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne Inc. or the modification of a material agreement between us and TransMontaigne Inc. or Morgan Stanley Capital Group. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition the conflicts committee has the authority to engage outside advisors to assist it in makings its determinations. For example, in approving our acquisition of the Southeast facilities from TransMontaigne Inc., the conflicts committee engaged, and obtained a fairness opinion from, an independent outside financial advisor.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units and a majority of our subordinated units. As of February 27, 2009, affiliates of Morgan Stanley, in the aggregate, owned a 27.8% interest in the partnership, consisting of 2,491,699 subordinated units and 785,402 common units (together representing a 25.8% partnership interest), 2% general partner interest and the incentive distribution rights.

        The following table summarizes the distributions and payments to be made by us to Morgan Stanley and its other affiliates in connection with our ongoing operations.

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

During the year ended December 31, 2008, we distributed approximately $9.6 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.4 million on the 2% general partner interest and approximately $5.3 million on their common units and subordinated units.
Payments to our general partner and its affiliates
For the year ended December 31, 2008, we paid Morgan Stanley and its affiliates an administrative fee of approximately $10 million with an additional insurance reimbursement of approximately $2.9 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $10.0 million;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, currently in the amount of $2.9 million;

  •
  our obligation to pay TransMontaigne Inc. an annual reimbursement fee in an amount no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner;

  •
  our right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets;

  •
  TransMontaigne Inc.'s right of first refusal to purchase any assets that we propose to sell; and

  •
  TransMontaigne Inc.'s right of first refusal to any storage capacity that becomes available after January 1, 2008.

        Any or all of the provisions of the omnibus agreement, are terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Payment of general and administrative services fee and reimbursement of direct expenses

        Pursuant to the omnibus agreement, for the year ended December 31, 2008, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.0 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2008 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $2.9 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2008, we reimbursed TransMontaigne Inc. approximately $20.3 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

Rights of First Offer and First Refusal

        Under the omnibus agreement we have a right of first offer to purchase TransMontaigne Inc.'s Pensacola, Florida refined petroleum products terminal provided that we agree to pay no less than 105% of the purchase price offered by a third-party bidder. The omnibus agreement also provides TransMontaigne Inc. with a right of first refusal to purchase our assets that are in the same line of business in which TransMontaigne Inc. is engaged, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by a third-party bidder. These provisions are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group" of this annual report.

Terminaling Services Agreements

        We have entered into various terminaling services agreements with Morgan Stanley Capital Group and TransMontaigne Inc., which are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group—Terminaling Services Agreements" of this annual report.

Indemnification

        Under an indemnification agreement related to the Mobile, Alabama refined product terminal, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for losses attributable to title defects, retained assets and liabilities (including preclosing litigation relating to the purchased facilities) and income taxes attributable to operations prior to May 27, 2005. We will indemnify TransMontaigne Inc. for all losses attributable to operations, including any environmental liabilities, of the contributed assets after May 27, 2005, to the extent the liabilities are not subject to TransMontaigne Inc.'s indemnification obligations and the indemnification by us is not prohibited by our partnership agreement.

        Under the purchase agreement for the Mobile, Alabama refined product terminal, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets provided that indemnifiable losses must first exceed $100,000 and total indemnification is generally limited to $2.5 million. We have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Mobile, Alabama product terminal following our acquisition of them, including any environmental liabilities attributable to our operation of the terminal after January 1, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations.

        Under the purchase agreement for the River and Brownsville facilities, TransMontaigne Inc. has agreed to indemnify us for certain environmental liabilities, discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report. In addition to the environmental indemnification obligations, TransMontaigne Inc. has agreed to indemnify us for any losses attributable to any breach of its representations, warranties or covenants, any retained liabilities, or any excluded assets provided that indemnifiable losses must first exceed $100,000 and total indemnification is generally limited to $15.0 million. We have agreed to indemnify TransMontaigne Inc. for any losses attributable to any breach of our representations, warranties or covenants or the operations of the Brownsville and River facilities following our acquisition of them, including any environmental liabilities occurring after December 31, 2006, to the extent not subject to TransMontaigne Inc.'s indemnification obligations.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        KPMG LLP is our independent auditor. KPMG LLP's accounting fees and services were as follows (in thousands):

	2008	2007
Audit fees(1)	$525,000	$525,000
Audit-related fees(2)	—	108,000
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$525,000	$633,000

    (1)
    Represents fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services normally provided by the auditor in connection with statutory and regulatory filings.

(2)
Represents fees for professional services provided in connection with the audit of the Southeast terminaling facilities in 2007 for periods prior to their inclusion in our consolidated financial statements.

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

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears on page 66 of this annual report.

2.
Financial Statement Schedules.    Valuation and qualifying accounts are set forth in Exhibit 99.1 to this annual report. All other schedules are omitted because they are not required, are inapplicable or the required information is included in the financials statements or notes thereto.

3.
Exhibits:    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 17, 2007, among TransMontaigne Partners L.P., TransMontaigne GP L.L.C., Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the Underwriters (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on May 21, 2007).
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
3.3
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

Exhibit Number	Description
10.1	Amended and Restated Senior Secured Credit Facility, dated December 22, 2006, by and among TransMontaigne Operating Company L.P., a Delaware limited partnership, Wachovia Capital Markets, LLC, as sole lead arranger, manager and book-runner, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BNP Paribas and Société Générale, as the documentation agents, Wachovia Bank, National Association, as administrative agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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
10.5
Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
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

Exhibit Number	Description
10.12	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**
10.13
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).
10.14
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)
10.15
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)
10.16
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
10.17
Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statement Schedule.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE PARTNERS L.P.
By:	TRANSMONTAIGNE GP L.L.C., its General Partner
	By:	/s/ RANDALL J. LARSON Randall J. Larson Chief Executive Officer

Date: March 9, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ RANDALL J. LARSON Randall J. Larson	Chief Executive Officer	March 9, 2009
/s/ GREGORY J. POUND Gregory J. Pound	President and Chief Operating Officer	March 9, 2009
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2009
/s/ DEBORAH A. DAVIS Deborah A. Davis	Senior Vice President and Chief Accounting Officer	March 9, 2009
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 9, 2009
/s/ JAVED AHMED Javed Ahmed	Director	March 9, 2009
/s/ GORAN TRAPP Goran Trapp	Director	March 9, 2009
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 9, 2009
/s/ DUKE R. LIGON Duke R. Ligon	Director	March 9, 2009
/s/ CHARLES L. DUNLAP Charles L. Dunlap	Director	March 9, 2009
/s/ DAVID A. PETERS David A. Peters	Director	March 9, 2009

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 17, 2007, among TransMontaigne Partners L.P., TransMontaigne GP L.L.C., Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the Underwriters (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on May 21, 2007).
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
3.3
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

Exhibit Number	Description
10.4	Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.5
Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
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
10.14
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)
10.15
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)
10.16
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)

Exhibit Number	Description
10.17	Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statement Schedule.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.