Form 10-Q
period 2009-03-31
TransMontaigne Partners L.P.
filed 2009-05-07
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

(303) 626-8200
(Telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        As of April 30, 2009, there were 9,952,867 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2009 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 9, 2009 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three months ended March 31, 2009:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,450	$4,795
Trade accounts receivable, net	5,600	6,694
Due from TransMontaigne Inc.	281	761
Due from Morgan Stanley Capital Group	7,534	5,641
Other current assets	8,207	8,870

	26,072	26,761
Property, plant and equipment, net	456,570	447,753
Goodwill	24,655	24,667
Other assets, net	8,214	7,858

	$515,511	$507,039

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,517	$7,327
Accrued liabilities	14,653	21,814

	26,170	29,141
Other liabilities	10,401	4,819
Long-term debt	173,000	165,500

Total liabilities	209,571	199,460

Partners' equity:
Common unitholders	248,476	249,681
Subordinated unitholders	5,477	5,779
General partner interest	52,672	52,703
Accumulated other comprehensive loss	(685)	(584)

Total partners' equity	305,940	307,579

	$515,511	$507,039

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended March 31,
	2009	2008
Revenue:
External customers	$12,375	$11,815
Affiliates	22,027	22,009

	34,402	33,824

Costs and expenses:
Direct operating costs and expenses	(15,544)	(15,467)
Direct general and administrative expenses	(1,099)	(1,073)
Allocated general and administrative expenses	(2,510)	(2,507)
Allocated insurance expense	(725)	(713)
Reimbursement of bonus awards	(309)	(375)
Depreciation and amortization	(6,355)	(5,733)

Total costs and expenses	(26,542)	(25,868)

Operating income	7,860	7,956
Other income (expense):
Interest income	3	23
Interest expense	(1,278)	(1,626)
Amortization of deferred financing costs	(150)	(151)
Unrealized loss on derivative instruments	(3)	—
Foreign currency transaction loss	(10)	—

Total other income (expense)	(1,438)	(1,754)

Net earnings	6,422	6,202
Less—earnings allocable to general partner interest including incentive distribution rights	(586)	(505)

Net earnings allocable to limited partners	$5,836	$5,697

Net earnings per limited partner unit—basic	$0.47	$0.46

Net earnings per limited partner unit—diluted	$0.47	$0.46

Weighted average limited partner units outstanding—basic	12,438	12,443

Weighted average limited partner units outstanding—diluted	12,438	12,443

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

Year ended December 31, 2008
and three months ended March 31, 2009

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2007	$250,351	$8,659	$53,820	$—	$312,830
Distributions to unitholders	(20,636)	(7,509)	(2,051)	—	(30,196)
Amortization of deferred equity-based compensation related to restricted phantom units	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	(49)	—	—	—	(49)
Repurchase of 4,180 common units by our long-term incentive plan	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	18,294	6,370	934	—	25,598
Foreign currency translation adjustments	—	—	—	(584)	(584)

Comprehensive income					25,014

Balance December 31, 2008	249,681	5,779	52,703	(584)	307,579
Distributions to unitholders	(5,875)	(1,471)	(617)	—	(7,963)
Amortization of deferred equity-based compensation related to restricted phantom units	23	—	—	—	23
Repurchase of 1,260 common units by our long-term incentive plan	(20)	—	—	—	(20)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for the three months ended March 31, 2009	4,667	1,169	586	—	6,422
Foreign currency translation adjustments	—	—	—	(101)	(101)

Comprehensive income					6,321

Balance March 31, 2009	$248,476	$5,477	$52,672	$(685)	$305,940

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$6,422	$6,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,355	5,733
Amortization of deferred equity-based compensation	23	18
Reversal of previously recognized equity-based compensation	—	(49)
Amortization of deferred financing costs	150	151
Unrealized loss on derivative instruments	3	—
Amortization of deferred revenue	(326)	—
Amounts due under long-term terminaling services agreements, net	(478)	(423)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	1,094	(1,465)
Due from TransMontaigne Inc.	487	2,585
Due from Morgan Stanley Capital Group	3,912	(1,504)
Other current assets	654	(1,340)
Trade accounts payable	4,196	12,002
Accrued liabilities	(7,152)	1,467

Net cash provided by operating activities	15,340	23,377

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(13,701)	(11,138)
Additions to property, plant and equipment—maintain existing facilities	(1,493)	(1,355)
Other	(6)	(26)

Net cash (used in) investing activities	(15,200)	(12,519)

Cash flows from financing activities:
Net borrowings of debt	7,500	3,000
Distributions paid to unitholders	(7,963)	(6,803)
Repurchase of common units by our long-term incentive plan	(20)	(16)

Net cash (used in) financing activities	(483)	(3,819)

Increase (decrease) in cash and cash equivalents	(343)	7,039
Foreign currency translation effect on cash	(2)	—
Cash and cash equivalents at beginning of period	4,795	1,604

Cash and cash equivalents at end of period	$4,450	$8,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,991	$857

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2009, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 25.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include the assets, liabilities and results of operations of certain terminal and pipeline operations prior to their acquisition by us from TransMontaigne Inc. The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. At the closing of our initial public offering on May 27, 2005, we acquired from TransMontaigne Inc. seven Florida terminals, including terminals located in Tampa, Port Manatee, Fisher Island, Port Everglades (North), Port Everglades (South), Cape Canaveral, and Jacksonville; and the Razorback pipeline system, including the terminals located at Mt. Vernon, Missouri and Rogers, Arkansas in exchange for 120,000 common units, 2,872,266 subordinated units, a 2% general partner interest, and a cash payment of approximately $111.5 million. On January 1, 2006, we acquired from TransMontaigne Inc. the Mobile, Alabama terminal in exchange for a cash payment of approximately $17.9 million. On December 29, 2006, we acquired from TransMontaigne Inc. the Brownsville, Texas terminal, 12 terminals along the Mississippi and Ohio rivers ("River terminals"), and the Baton Rouge,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Louisiana dock facility in exchange for a cash payment of approximately $135.0 million. On December 31, 2007, we acquired from TransMontaigne Inc. twenty-two terminals along the Colonial and Plantation pipelines ("Southeast terminals") in exchange for a cash payment of approximately $118.6 million. The acquisitions of terminal and pipeline operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal and pipeline operations since the date they were purchased by TransMontaigne Inc. for acquisitions made by us prior to September 1, 2006, and since September 1, 2006 (the date of Morgan Stanley Capital Group's acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.7 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

(f)    Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable (see Note 8 to Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 4 to Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

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

(h)   Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment." This Statement requires us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

(i)    Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenue and expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, are recorded as a component of other comprehensive income in partners' equity. Gains and losses from the remeasurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statements of operations in other income (expense).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)    Accounting for Derivative Instruments

        We account for our derivative instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 8 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        At March 31, 2009 and December 31, 2008, our derivative instruments were limited to interest rate swaps. The change in the fair value of our interest rate swaps is included in the consolidated statements of operations in other income (expense). The fair value of our interest rate swaps is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swaps utilizes Level 2 inputs.

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

        Partners accounts for U.S. state income taxes and Mexican federal and provincial income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Currently, Mexican federal and provincial income taxes and U.S. state income taxes are not significant.

(l)    Net earnings per limited partner unit

        Emerging Issues Task Force ("EITF") Issue 07-4, "Two-Class EPS Method for Master Limited Partnerships," addresses the computation of earnings per limited partnership unit for master-limited-partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. The consensus states that any excess of distributions over earnings shall be allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement. Partners has allocated the excess of distributions over earnings to the limited partners and general partner interest based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest, including the incentive distribution rights, for the period represents distributions declared after period end on behalf

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the general partner interest and incentive distribution rights less the allocated excess of distributions over earnings for the period (see Note 14 of Notes to consolidated financial statements). Partners adopted the consensus reached on EITF Issue 07-4 effective January 1, 2009, and applied it retrospectively to all periods presented.

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

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2009, the annual administrative fee payable to TransMontaigne Inc. is approximately $10.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2009, the annual insurance reimbursement payable to TransMontaigne Inc. is approximately $2.9 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2009, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.2 million.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        The omnibus agreement provides us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. This right of first offer is exercisable through December 2010.

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

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $32.3 million for the contract year ending December 31, 2009; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2009. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. We expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $15 million to $20 million.

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

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Trade accounts receivable	$6,030	$7,133
Less allowance for doubtful accounts	(430)	(439)

	$5,600	$6,694

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2009	2008
Morgan Stanley Capital Group	57%	58%
TransMontaigne Inc.	7%	7%
Valero Supply and Marketing Company	10%	9%

(4) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2009	December 31, 2008
Amounts due from insurance companies	$5,625	$6,250
Additive detergent	1,755	1,640
Deposits and other assets	827	980

	$8,207	$8,870

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(4) OTHER CURRENT ASSETS (Continued)

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2009 and December 31, 2008, we have recognized amounts due from insurance companies of approximately $5.6 million and $6.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2009, we received reimbursements from insurance companies of approximately $1.2 million. During the three months ended March 31, 2009, we increased our estimate of probable insurance recoveries approximately $0.6 million due principally to increases in our estimate of remediation obligations (see Note 8 of Notes to consolidated financial statements).

(5) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$52,177	$52,196
Terminals, pipelines and equipment	467,244	445,875
Furniture, fixtures and equipment	1,355	1,349
Construction in progress	27,715	33,979

	548,491	533,399
Less accumulated depreciation	(91,921)	(85,646)

	$456,570	$447,753

(6) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2009	December 31, 2008
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $82 and $70, respectively, of foreign currency translation adjustments)	1,420	1,432

	$24,655	$24,667

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(6) GOODWILL (Continued)

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

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 15 of Notes to consolidated financial statements). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in determining the estimated fair values of the Partnership's reporting units.

        At December 31, 2008, the fair value of our Brownsville reporting unit exceeded its carrying amount and the fair value of our River reporting unit exceeded its carrying amount. Therefore, we did not recognize any impairment charges during the year ended December 31, 2008. However, given the current contraction in the financial and credit markets and the related volatility in the price of our common units, we will continue to monitor the recoverability of goodwill. A further decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future.

(7) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2009	December 31, 2008
Amounts due under long-term terminaling services agreements:
External customers	$956	$902
Affiliates	2,547	2,020

	3,503	2,922
Deferred financing costs, net of accumulated amortization of $1,985 and $1,836, respectively	1,645	1,794
Customer relationships, net of accumulated amortization of $796 and $719, respectively	2,903	2,980
Deposits and other assets	163	162

	$8,214	$7,858

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(7) OTHER ASSETS, NET (Continued)

agreements. At March 31, 2009 and December 31, 2008, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $3.5 million and $2.9 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the interest method over the term of the related credit facility (see Note 10 of Notes to consolidated financial statements).

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years.

(8) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2009	December 31, 2008
Customer advances and deposits:
External customers	$949	$1,164
Morgan Stanley Capital Group	257	5,581

	1,206	6,745
Accrued property taxes	1,087	480
Accrued environmental obligations	6,743	7,012
Interest payable	426	838
Due to Rio Vista	—	83
Obligations to repair, maintain or expand Southeast terminals	121	222
Rebate due to Morgan Stanley Capital Group	23	2,204
Unrealized loss on derivative instruments	2,131	2,128
Accrued expenses and other	2,916	2,102

	$14,653	$21,814

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2009 and December 31, 2008, we have billed and collected from certain of our customers approximately $1.2 million and $6.7 million, respectively, in advance of the terminaling services being provided. On April 1, 2009, we collected approximately $5.3 million in amounts that were billed during March 2009 for terminaling services to be provided during April 2009.

        Accrued environmental obligations.    At March 31, 2009 and December 31, 2008, we have accrued environmental obligations of approximately $6.7 million and $7.0 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2009, we increased our remediation obligations by approximately $1.0 million to reflect a change in our estimate

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) ACCRUED LIABILITIES (Continued)

of our future environmental remediation costs. During the three months ended March 31, 2009, we made payments of approximately $1.2 million towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million. At March 31, 2009 and December 31, 2008, we have a liability of approximately $nil and $0.1 million, respectively, to Rio Vista provided that Rio Vista is not obligated to indemnify us for any claims, expenses or liabilities pursuant to the agreement covering our acquisition of the Mexican LPG operations.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At March 31, 2009 and December 31, 2008, we have recognized a liability of approximately $0.1 million and $0.2 million, respectively, as our estimate of the remaining costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2009 and December 31, 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $23,000 and $2.2 million, respectively. During the three months ended March 31, 2009, we paid Morgan Stanley Capital Group approximately $2.2 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2008.

        Unrealized loss on derivative instruments.    Our derivative instruments are limited to interest rate swaps. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2009, we have interest rate swap agreements with an aggregate notional amount of $150.0 million that expire May 2010. Pursuant to the terms of the interest rate swap agreements, we pay a weighted-average fixed rate of approximately 2.1% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. For the three months ended March 31, 2009, we recognized net payments to the counterparty in the amount of approximately $0.5 million as an adjustment to interest expense. Our obligations under the interest rate swap agreements are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 10 of Notes to consolidated financial statements). At March 31, 2009 and December 31, 2008, the fair value of the interest rate swaps was approximately $2.1 million and $2.1 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2009	December 31, 2008
Deferred revenue—ethanol blending fees and other reimbursable projects	$9,109	$3,630
Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group	1,292	1,189

	$10,401	$4,819

        Deferred revenue-ethanol blending fees and other reimbursable projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other reimbursable projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2009 and December 31, 2008, we have unamortized deferred revenue of approximately $9.1 million and $3.6 million, respectively, for completed projects. During the three months ended March 31, 2009, we billed Morgan Stanley Capital Group approximately $5.8 million for completed projects. During the three months ended March 31, 2009, we recognized revenue on a straight-line basis of approximately $0.3 million for completed projects.

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2009 and December 31, 2008, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.3 million and $1.2 million, respectively.

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    At March 31, 2009 and December 31, 2008, our outstanding borrowings under the senior secured credit facility were approximately $173.0 million and $165.5 million, respectively. At March 31, 2009 and December 31, 2008, our outstanding letters of credit were approximately $21,000 and $42,000, respectively.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $232.9 million at March 31, 2009). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(10) LONG-TERM DEBT (Continued)

pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended March 31, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.7% and 5.3%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at December 31, 2008 and March 31, 2009	9,952,867	2,491,699	253,971

        At March 31, 2009 and December 31, 2008, common units outstanding include approximately 3,579 and 5,319 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        During the subordination period (as defined in the partnership agreement), common units are entitled to receive distributions from available cash of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. The subordination period will end when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units. With respect to 25% of the outstanding subordinated units, the first test date is any quarter ending on or after June 30, 2008. On November 13, 2008, approximately 0.8 million subordinated units converted into an equal number of common units. The second test date is any quarter ending on or after March 31, 2009. On May 7, 2009, approximately 0.8 million subordinated units converted into an equal number of common units.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of March 31, 2009, 805,632 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. As of March 31, 2009, TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased approximately 7,120 common units pursuant to the program.

        Information about restricted phantom unit activity for the year ended December 31, 2008 and the three months ended March 31, 2009 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2007	323,850	10,000
Automatic increase in units available for future grant on January 1, 2008	248,891	—
Vesting on March 17, 2008	—	(6,000)
Grant on March 31, 2008	(6,000)	6,000	$28.36
Vesting on March 31, 2008	—	(1,000)
Grant on July 18, 2008	(2,000)	2,000	$23.05

Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)

Units outstanding at March 31, 2009	805,632	16,000

        On March 17, 2008, we accelerated the vesting of 6,000 restricted phantom units held by Donald H. Anderson, D. Dale Shaffer and Rex L. Utsler in exchange for their resignation as members of the board of directors of our general partner and then repurchased those units for cash. The aggregate consideration paid to the former directors of approximately $163,000 is included in direct general and administrative expenses for the three months ended March 31, 2008.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

        On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.1 million, $46,000 and $0.2 million associated with the March 2009, July 2008 and March 2008 grants, respectively. Amortization (reversal) of deferred equity-based compensation of approximately $23,000 and $(31,000) is included in direct general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At March 31, 2009, we have contractual commitments of approximately $16.6 million for the supply of services, labor and materials related to capital projects that currently are under development.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2027. At March 31, 2009, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2009 (remainder of the year)	$1,092
2010	1,459
2011	1,381
2012	766
2013	690
Thereafter	6,427

$11,815

        Rental expense under operating leases was approximately $370,000 and $340,000 for the three months ended March 31, 2009 and 2008, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Three months ended March 31,
	2009	2008
Net earnings	$6,422	$6,202
Less:
Distributions payable on behalf of incentive distribution rights	(467)	(389)
Distributions payable on behalf of general partner interest	(150)	(145)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	31	29

Earnings allocable to general partner interest including incentive distribution rights	(586)	(505)

Net earnings allocable to limited partners	$5,836	$5,697

        Earnings allocated to the general partner interest include amounts attributable to the incentive distribution rights. Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The net earnings allocated to the general partner interest capital account in the consolidated statements of partners' equity and comprehensive income reflects the earnings allocation included in the table above.

        On April 17, 2009, we declared a distribution of $0.59 per unit for the period from January 1, 2009 through March 31, 2009, payable on May 5, 2009 to unitholders of record on April 30, 2009.

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2009	2008
Basic weighted average units	12,438	12,443
Dilutive effect of restricted phantom units	—	—

Diluted weighted average units	12,438	12,443

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. Approximately 16,000 restricted phantom units and 9,000 restricted phantom units were excluded from the dilutive earnings per share computation for the three months ended March 31, 2009 and March 31, 2008, respectively, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2009 and March 31, 2008, the restricted phantom units were excluded because the unamortized deferred compensation exceeded the average quoted market price of our common units.

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

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Gulf Coast Terminals:
Terminaling services fees, net	$10,357	$9,467
Other	1,869	2,659

Revenue	12,226	12,126
Direct operating costs and expenses	(5,149)	(5,865)

Net margins	7,077	6,261

Midwest Terminals and Pipeline System:
Terminaling services fees, net	856	788
Pipeline transportation fees	468	255
Other	213	66

Revenue	1,537	1,109
Direct operating costs and expenses	(431)	(344)

Net margins	1,106	765

Brownsville Terminals:
Terminaling services fees, net	3,581	3,060
Pipeline transportation fees	773	883
Other	1,052	1,143

Revenue	5,406	5,086
Direct operating costs and expenses	(3,273)	(2,886)

Net margins	2,133	2,200

River Terminals:
Terminaling services fees, net	4,506	4,568
Other	77	116

Revenue	4,583	4,684
Direct operating costs and expenses	(2,128)	(1,631)

Net margins	2,455	3,053

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Three months ended March 31,
	2009	2008
Southeast Terminals:
Terminaling services fees, net	9,450	8,950
Other	1,200	1,869

Revenue	10,650	10,819
Direct operating costs and expenses	(4,563)	(4,741)

Net margins	6,087	6,078

Total net margins	18,858	18,357
Direct general and administrative expenses	(1,099)	(1,073)
Allocated general and administrative expenses	(2,510)	(2,507)
Allocated insurance expense	(725)	(713)
Reimbursement of bonus awards	(309)	(375)
Depreciation and amortization	(6,355)	(5,733)

Operating income	7,860	7,956
Other income (expense), net	(1,438)	(1,754)

Net earnings	$6,422	$6,202

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,809	$347	$3,860	$4,462	$897	$12,375
Morgan Stanley Capital Group	8,360	1,190	150	31	9,753	19,484
TransMontaigne Inc.	1,057	—	1,396	90	—	2,543

Revenue	$12,226	$1,537	$5,406	$4,583	$10,650	$34,402

Identifiable assets	$141,917	$12,249	$76,888	$68,300	$185,457	$484,811

Capital expenditures	$7,811	$83	$3,300	$60	$3,940	$15,194

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Three months ended March 31, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,972	$226	$3,150	$4,611	$856	$11,815
Morgan Stanley Capital Group	8,239	877	568	13	9,963	19,660
TransMontaigne Inc.	915	6	1,368	60	—	2,349

Revenue	$12,126	$1,109	$5,086	$4,684	$10,819	$33,824

Identifiable assets	$123,248	$10,217	$66,765	$65,832	$175,459	$441,521

Capital expenditures	$7,035	$455	$3,774	$251	$978	$12,493

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY MATTERS

        On September 21, 2008, Morgan Stanley obtained the approval of the Board of Governors of the Federal Reserve System (the "FRB") to become a bank holding company upon the conversion of its wholly owned indirect subsidiary, Morgan Stanley Bank, from a Utah industrial bank to a national bank. On September 23, 2008, the Office of the Comptroller of the Currency (the "OCC") authorized Morgan Stanley Bank to commence business as a national bank, operating as Morgan Stanley Bank, N.A. Concurrently with this conversion, Morgan Stanley became a financial holding company under the Bank Holding Company Act, as amended (the "BHC Act"). As a result, Morgan Stanley has become subject to the consolidated supervision and regulation of the FRB and Morgan Stanley Bank, N.A. has become subject to the supervision and regulation of the OCC.

        As a financial holding company, Morgan Stanley will be able to engage in any activity that is financial in nature, incidental to a financial activity, or complementary to a financial activity. The BHC Act, by its terms, provides any company, such as Morgan Stanley, that becomes a financial holding company a two-year grace period to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions. The BHC Act grandfathers "activities related to the trading, sale or investment in commodities and underlying physical properties" provided that Morgan Stanley conducted any of such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions are reasonably within the control of Morgan Stanley. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

        Morgan Stanley has advised us that it has conducted an internal review and has concluded that, based upon its review, all of our activities and investments are permissible under the BHC Act.

        The FRB has not yet completed its review of these activities and investments. The FRB could conclude that certain of our activities or investments will not be deemed permissible under the BHC Act. If so, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period. We are unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed on March 9, 2009 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts, accrued environmental obligations and goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2009

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

SUBSEQUENT EVENTS

        On April 17, 2009, we announced a distribution of $0.59 per unit for the period from January 1, 2009 through March 31, 2009, payable on May 5, 2009 to unitholders of record on April 30, 2009.

        On May 7, 2009, approximately 0.8 million subordinated units converted into an equal number of common units. If we earn and pay at least $1.60 on each outstanding unit and general partner unit for each of the three consecutive non-overlapping four-quarter periods ending September 30, 2009, approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009; and, if we earn and pay at least $2.24 on each outstanding unit and general partner unit for each of the two consecutive non-overlapping four-quarter periods ending September 30, 2009, the remaining approximately 0.8 million subordinated units will convert into common units with respect to the quarter ending September 30, 2009.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

        Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Terminaling services fees, net	$28,750	$26,833
Pipeline transportation fees	1,241	1,138
Management fees and reimbursed costs	470	450
Other	3,941	5,403

Revenue	$34,402	$33,824

        The revenue of our business segments were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$12,226	$12,126
Midwest terminals and pipeline system	1,537	1,109
Brownsville terminals	5,406	5,086
River terminals	4,583	4,684
Southeast terminals	10,650	10,819

Revenue	$34,402	$33,824

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

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$10,357	$9,467
Midwest terminals and pipeline system	856	788
Brownsville terminals	3,581	3,060
River terminals	4,506	4,568
Southeast terminals	9,450	8,950

Terminaling services fees, net	$28,750	$26,833

        Included in terminaling services fees, net for the three months ended March 31, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $16.5 million and $15.6 million, respectively, and TransMontaigne Inc. of approximately $1.7 million and $1.4 million, respectively.

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

	Three months ended March 31,
	2009	2008
Firm commitments:
External customers	$9,349	$8,604
Affiliates	18,417	17,142

Total	27,766	25,746

Variable:
External customers	1,207	1,122
Affiliates	(223)	(35)

Total	984	1,087

Terminaling services fees, net	$28,750	$26,833

        At March 31, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2009 were as follows (in thousands):

At March 31, 2009
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$3,218
More than 1 year but less than 3 years remaining	3,404
More than 3 years but less than 5 years remaining	4,575
More than 5 years remaining	16,569

Total firm commitments for the three months ended March 31, 2009	$27,766

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

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	468	255
Brownsville terminals	773	883
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,241	$1,138

        Included in pipeline transportation fees for the three months ended March 31, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.3 million, respectively, and TransMontaigne Inc. of approximately $0.8 million and $0.9 million, respectively.

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

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$12	$30
Midwest terminals and pipeline system	—	—
Brownsville terminals	387	355
River terminals	—	—
Southeast terminals	71	65

Management fees and reimbursed costs	$470	$450

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

	Three months ended March 31,
	2009	2008
Product gains	$1,818	$3,113
Steam heating fees	1,113	1,399
Product transfer services	139	201
Railcar storage	251	151
Other	620	539

Other revenue	$3,941	$5,403

        For the three months ended March 31, 2009 and 2008, we sold approximately 35,000 and 43,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $53 and $89 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $23,000 and $0.7 million, respectively.

        The other revenue by business segments were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$1,857	$2,629
Midwest terminals and pipeline system	213	66
Brownsville terminals	665	788
River terminals	77	116
Southeast terminals	1,129	1,804

Other revenue	$3,941	$5,403

        Included in other revenue for the three months ended March 31, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $2.5 million and $3.8 million, respectively, and TransMontaigne Inc. of approximately $27,000 and $nil, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Wages and employee benefits	$5,346	$5,245
Utilities and communication charges	2,078	2,254
Repairs and maintenance	4,969	5,205
Office, rentals and property taxes	1,639	1,643
Vehicles and fuel costs	243	427
Environmental compliance costs	955	383
Other	314	310
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$15,544	$15,467

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Gulf Coast terminals	$5,149	$5,865
Midwest terminals and pipeline system	431	344
Brownsville terminals	3,273	2,886
River terminals	2,128	1,631
Southeast terminals	4,563	4,741

Direct operating costs and expenses	$15,544	$15,467

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Accounting and tax expenses	$599	$668
Legal expenses	214	123
Independent director fees and investor relations expenses	92	233
Amortization (reversal) of deferred equity-based compensation	23	(31)
Other	171	80

Direct general and administrative expenses	$1,099	$1,073

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

        For the three months ended March 31, 2009 and 2008, depreciation and amortization expense was approximately $6.4 million and $5.7 million, respectively.

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

        Excluding acquisitions, our capital expenditures for the three months ended March 31, 2009 were approximately $15.2 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner previously approved capital projects that currently are under construction with estimated completion dates that extend through

December 31, 2009. At March 31, 2009, the remaining capital expenditures to complete the approved capital projects are estimated to range from $30 million to $40 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		2H 2009
Port Everglades	Increase light oil and residual oil tank capacity	975,000	2H 2009
	Improve truck rack capacity and functionality		2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $15 million to $20 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At March 31, 2009, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At March 31, 2009, our outstanding borrowings were approximately $173 million, resulting in available capacity of approximately $27 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have approximately $10 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At March 31, 2009, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $232.9 million at March 31, 2009). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended				Twelve months ended March 31, 2009
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$15,046	$14,395	$14,546	$14,228	$58,215
Consolidated funded indebtedness					$173,000
Total leverage ratio and senior secured leverage ratio					2.97	x
Consolidated EBITDA for the interest coverage ratio	$15,046	$14,395	$14,546	$14,228	$58,215
Consolidated interest expense, as stipulated in the credit facility	$1,479	$1,464	$1,423	$1,275	$5,641
Interest coverage ratio					10.32	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$15,046	$14,395	$14,546	$14,228	$58,215
Consolidated interest expense	(1,479)	(1,464)	(1,423)	(1,275)	(5,641)
Amortization of deferred revenue	—	—	—	(326)	(326)
Amounts due under long-term terminaling services agreements, net	(634)	(140)	(228)	(478)	(1,480)
Change in operating assets and liabilities	(2,678)	686	(1,596)	3,191	(397)

Cash flows provided by operating activities	$10,255	$13,477	$11,299	$15,340	$50,371

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2009, we had outstanding borrowings of approximately $173.0 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2009, we are party to interest rate swap agreements with Wachovia Bank, N.A with an aggregate notional amount of $150.0 million that expire May 2010. Pursuant to the terms of the interest rate swap agreements, we pay a weighted-average fixed rate of approximately 2.1% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at March 31, 2009, the terms of our interest rate swap agreements with an aggregate notional amount of $150.0 million and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.2 million.

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

        For the three months ended March 31, 2009 and 2008, we sold approximately 35,000 and 43,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $53 and $89 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange

Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 9, 2009, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, filed on March 9, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SERCURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2009 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	420	$13.64	420	9,580
February	420	17.38	420	9,160
March	420	16.75	420	8,740

	1,260	$15.92	1,260

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase program, we anticipate repurchasing annually up to 10,000 common units. During the three months ended March 31, 2009, we repurchased 1,260 common units with approximately $20,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: May 7, 2009	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ RANDALL J. LARSON Randall J. Larson Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.