Form 10-Q
period 2009-06-30
TransMontaigne Partners L.P.
filed 2009-08-10
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

        As of July 31, 2009, there were 10,783,434 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2009 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 9, 2009 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended June 30, 2009:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,018	$4,795
Trade accounts receivable, net	5,286	6,694
Due from TransMontaigne Inc.	110	761
Due from Morgan Stanley Capital Group	7,987	5,641
Other current assets	9,490	8,870

	26,891	26,761
Property, plant and equipment, net	459,665	447,753
Goodwill	24,678	24,667
Other assets, net	8,244	7,858

	$519,478	$507,039

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$10,496	$7,327
Accrued liabilities	21,394	21,814

	31,890	29,141
Other liabilities	16,526	4,819
Long-term debt	165,000	165,500

Total liabilities	213,416	199,460

Partners' equity:
Common unitholders	249,593	249,264
Subordinated unitholders	2,549	4,449
General partner interest	54,419	54,450
Accumulated other comprehensive loss	(499)	(584)

Total partners' equity	306,062	307,579

	$519,478	$507,039

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
External customers	$13,420	$12,956	$25,795	$24,771
Affiliates	22,429	22,136	44,456	44,145

Total revenue	35,849	35,092	70,251	68,916

Costs and expenses:
Direct operating costs and expenses	(15,430)	(15,320)	(30,974)	(30,787)
Direct general and administrative expenses	(705)	(1,317)	(1,804)	(2,390)
Allocated general and administrative expenses	(2,510)	(2,508)	(5,020)	(5,015)
Allocated insurance expense	(725)	(704)	(1,450)	(1,417)
Reimbursement of bonus awards	(309)	(375)	(618)	(750)
Depreciation and amortization	(6,450)	(5,772)	(12,805)	(11,505)
Gain on disposition of assets	1	—	1	—

Total costs and expenses	(26,128)	(25,996)	(52,670)	(51,864)

Operating income	9,721	9,096	17,581	17,052
Other income (expenses):
Interest income	1	10	4	33
Interest expense	(1,440)	(1,489)	(2,718)	(3,115)
Foreign currency transaction gain	40	158	30	158
Unrealized loss on derivative instruments	(263)	—	(266)	—
Amortization of deferred financing costs	(150)	(150)	(300)	(301)

Total other expenses	(1,812)	(1,471)	(3,250)	(3,225)

Net earnings	7,909	7,625	14,331	13,827
Less—earnings allocable to general partner interest including incentive distribution rights	(616)	(572)	(1,202)	(1,077)

Net earnings allocable to limited partners	$7,293	$7,053	$13,129	$12,750

Net earnings per limited partner unit—basic	$0.59	$0.57	$1.06	$1.02

Net earnings per limited partner unit—diluted	$0.59	$0.57	$1.06	$1.02

Weighted average limited partner units outstanding—basic	12,440	12,443	12,439	12,443

Weighted average limited partner units outstanding—diluted	12,442	12,443	12,440	12,443

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

Year ended December 31, 2008
and six months ended June 30, 2009

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2007	$250,714	$7,841	$54,275	$—	$312,830
Distributions to unitholders	(20,636)	(7,509)	(2,051)	—	(30,196)
Amortization of deferred equity-based compensation related to restricted phantom units	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	(49)	—	—	—	(49)
Repurchase of 4,180 common units by our long-term incentive plan	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	17,514	5,858	2,226	—	25,598
Foreign currency translation adjustments	—	—	—	(584)	(584)

Comprehensive income					25,014

Balance December 31, 2008	249,264	4,449	54,450	(584)	307,579
Distributions to unitholders	(11,755)	(2,941)	(1,233)	—	(15,929)
Amortization of deferred equity-based compensation related to restricted phantom units	54	—	—	—	54
Repurchase of 3,135 common units by our long-term incentive plan	(58)	—	—	—	(58)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,101	(1,101)	—	—	—
Net earnings for the six months ended June 30, 2009	10,987	2,142	1,202	—	14,331
Foreign currency translation adjustments	—	—	—	85	85

Comprehensive income					14,416

Balance June 30, 2009	$249,593	$2,549	$54,419	$(499)	$306,062

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net earnings	$7,909	$7,625	$14,331	$13,827
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,450	5,772	12,805	11,505
Gain on disposition of assets	(1)	—	(1)	—
Amortization of deferred equity-based compensation	31	20	54	38
Reversal of previously recognized equity-based compensation	—	—	—	(49)
Amortization of deferred financing costs	150	150	300	301
Unrealized loss on derivative instruments	263	—	266	—
Amortization of deferred revenue	(562)	—	(888)	—
Amounts due under long-term terminaling services agreements, net	(386)	(634)	(864)	(1,057)
Changes in operating assets and liabilities:
Trade accounts receivable, net	314	(343)	1,408	(1,807)
Due from TransMontaigne Inc.	140	(869)	627	1,717
Due from Morgan Stanley Capital Group	6,396	266	10,308	(1,239)
Other current assets	(1,267)	1,179	(613)	(161)
Trade accounts payable	(1,021)	(4,203)	3,175	7,089
Accrued liabilities	6,455	386	(697)	2,562

Net cash provided by operating activities	24,871	9,349	40,211	32,726

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(8,491)	(9,966)	(22,192)	(21,106)
Additions to property, plant and equipment—maintain existing facilities	(785)	(410)	(2,278)	(1,763)
Proceeds from sale of assets	1	—	1	—
Other	(27)	(2)	(33)	(28)

Net cash (used in) investing activities	(9,302)	(10,378)	(24,502)	(22,897)

Cash flows from financing activities:
Net (repayments) borrowings of debt	(8,000)	3,500	(500)	6,500
Distributions paid to unitholders	(7,966)	(7,632)	(15,929)	(14,434)
Repurchase of common units by our long-term incentive plan	(38)	(32)	(58)	(49)

Net cash (used in) financing activities	(16,004)	(4,164)	(16,487)	(7,983)

Increase (decrease) in cash and cash equivalents	(435)	(5,193)	(778)	1,846
Foreign currency translation effect on cash	3	11	1	11
Cash and cash equivalents at beginning of period	4,450	8,643	4,795	1,604

Cash and cash equivalents at end of period	$4,018	$3,461	$4,018	$3,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,607	$1,712	$3,598	$2,569

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2009, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 25.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $5.0 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.7 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.5 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $0.6 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

        We have evaluated all subsequent events through August 7, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission.

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

(i)    Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenue and expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, are recorded as a component of other comprehensive income in partners' equity. Gains and losses from the remeasurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statements of operations in other income (expenses).

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

        At June 30, 2009 and December 31, 2008, our derivative instruments were limited to interest rate swaps. The change in the fair value of our interest rate swaps is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swaps is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swaps utilizes Level 2 inputs.

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

(l)    Net earnings per limited partner unit

        Emerging Issues Task Force ("EITF") Issue 07-4, "Two-Class EPS Method for Master Limited Partnerships," addresses the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. The consensus states that any excess of distributions over earnings shall be allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement. Partners has allocated the excess of distributions over earnings to the limited partners and general partner interest based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest, including the incentive distribution rights, for the period represents distributions declared after period end on behalf

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the general partner interest and incentive distribution rights less the allocated excess of distributions over earnings for the period (see Note 14 of Notes to consolidated financial statements). Partners adopted the consensus reached on EITF Issue 07-4 effective January 1, 2009, and applied it retrospectively to all periods presented.

        Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of the earnings allocable to the general partner interest including incentive distribution rights.

(m)  Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and total partners' equity have not been affected by these reclassifications.

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

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2009, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.2 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.2 million for the contract year ending May 31, 2009 (approximately $36.3 million for the contract year ending May 31, 2010); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. Morgan Stanley Capital Group's minimum annual throughput payment is also subject to adjustment in the event that we should fail to complete construction of and place in service certain capital projects on or before September 30, 2009.

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

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.4 million for the contract year ending December 31, 2009.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $32.3 million for the contract year ending December 31, 2009; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.6 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2009. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At June 30, 2009, we had received payments totaling approximately $9.4 million and we expect to receive future payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $5 million to $15 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Trade accounts receivable	$5,716	$7,133
Less allowance for doubtful accounts	(430)	(439)

	$5,286	$6,694

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Morgan Stanley Capital Group	57%	57%	57%	58%
TransMontaigne Inc	6%	6%	7%	6%
Valero Supply and Marketing Company	10%	10%	10%	10%

(4) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2009	December 31, 2008
Amounts due from insurance companies	$5,907	$6,250
Additive detergent	1,916	1,640
Deposits and other assets	1,667	980

	$9,490	$8,870

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2009 and December 31, 2008, we have recognized amounts due from insurance companies of approximately $5.9 million and $6.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2009, we received reimbursements from insurance companies of approximately $2.4 million. During the six months ended June 30, 2009, we increased our estimate of probable insurance recoveries approximately $2.0 million due principally to increases in our estimate of environmental remediation obligations (see Note 8 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(5) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$52,188	$52,196
Terminals, pipelines and equipment	474,946	445,875
Furniture, fixtures and equipment	1,366	1,349
Construction in progress	29,468	33,979

	557,968	533,399
Less accumulated depreciation	(98,303)	(85,646)

	$459,665	$447,753

(6) GOODWILL

        Goodwill is as follows (in thousands):

	June 30, 2009	December 31, 2008
Brownsville terminals	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $59 and $70, respectively, of foreign currency translation adjustments)	1,443	1,432

	$24,678	$24,667

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

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 15 of Notes to consolidated financial statements). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in determining the estimated fair values of Partners' reporting units.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(6) GOODWILL (Continued)

        At December 31, 2008, the fair value of our Brownsville reporting unit exceeded its carrying amount and the fair value of our River reporting unit exceeded its carrying amount. Therefore, we did not recognize any impairment charges during the year ended December 31, 2008. However, given the continued contraction in the financial and credit markets and the related volatility in the price of our common units, we will continue to monitor the recoverability of goodwill. A significant decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future.

(7) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2009	December 31, 2008
Amounts due under long-term terminaling services agreements:
External customers	$962	$902
Affiliates	2,765	2,020

	3,727	2,922
Deferred financing costs, net of accumulated amortization of $2,135 and $1,836, respectively	1,495	1,794
Customer relationships, net of accumulated amortization of $873 and $719, respectively	2,826	2,980
Deposits and other assets	196	162

	$8,244	$7,858

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2009 and December 31, 2008, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $3.7 million and $2.9 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	June 30, 2009	December 31, 2008
Customer advances and deposits:
External customers	$1,102	$1,164
Morgan Stanley Capital Group	5,867	5,581

	6,969	6,745
Accrued property taxes	1,971	480
Accrued environmental obligations	6,976	7,012
Interest payable	397	838
Due to Rio Vista	—	83
Obligations to repair, maintain or expand Southeast terminals	32	222
Rebate due to Morgan Stanley Capital Group	4	2,204
Unrealized loss on derivative instruments	2,394	2,128
Accrued expenses and other	2,651	2,102

	$21,394	$21,814

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2009 and December 31, 2008, we have billed and collected from certain of our customers approximately $7.0 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At June 30, 2009 and December 31, 2008, we have accrued environmental obligations of approximately $7.0 million and $7.0 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2009, we increased our remediation obligations by approximately $2.4 million to reflect a change in our estimate of our future environmental remediation costs. During the six months ended June 30, 2009, we made payments of approximately $2.4 million towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million. At June 30, 2009 and December 31, 2008, we have a liability of approximately $nil and $0.1 million, respectively, to Rio Vista pursuant to the purchase price holdback provision in the acquisition agreement. Subject to certain exceptions and limitations, Rio Vista is obligated to indemnify us for claims, expenses or liabilities of the Mexican LPG operations prior to the closing date.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At June 30, 2009 and December 31, 2008, we have recognized a liability of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) ACCRUED LIABILITIES (Continued)

$32,000 and $0.2 million, respectively, as our estimate of the remaining costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2009 and December 31, 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $4,000 and $2.2 million, respectively. During the three months ended March 31, 2009, we paid Morgan Stanley Capital Group approximately $2.2 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2008.

        Unrealized loss on derivative instruments.    Our derivative instruments are limited to interest rate swaps. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2009, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. For the three and six months ended June 30, 2009, we recognized net payments to the counterparty in the amount of approximately $0.6 million and $1.2 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 10 of Notes to consolidated financial statements). At June 30, 2009 and December 31, 2008, the fair value of the interest rate swaps was approximately $2.4 million and $2.1 million, respectively.

(9) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	June 30, 2009	December 31, 2008
Deferred revenue—ethanol blending fees and other reimbursable projects	$15,396	$3,630
Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group	1,130	1,189

	$16,526	$4,819

        Deferred revenue-ethanol blending fees and other reimbursable projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other reimbursable projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2009 and December 31, 2008, we have unamortized deferred revenue of approximately $15.4 million and $3.6 million, respectively, for completed projects. During the six months ended June 30, 2009, we billed Morgan Stanley Capital Group approximately $12.7 million for completed projects. During the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER LIABILITIES (Continued)

six months ended June 30, 2009, we recognized revenue on a straight-line basis of approximately $0.9 million for completed projects.

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2009 and December 31, 2008, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.2 million, respectively.

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    At June 30, 2009 and December 31, 2008, our outstanding borrowings under the senior secured credit facility were approximately $165.0 million and $165.5 million, respectively. At June 30, 2009 and December 31, 2008, our outstanding letters of credit were approximately $nil and $42,000, respectively.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $237.6 million at June 30, 2009). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended June 30, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.7% and 4.5%, respectively. For the six months ended June 30, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.7% and 4.9%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at June 30, 2009	10,783,434	1,661,132	253,971

        At June 30, 2009 and December 31, 2008, common units outstanding include approximately 5,454 and 5,319 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan. During the subordination period (as defined in the partnership agreement), common units are entitled to receive distributions from available cash of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. The subordination period will end when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units. On November 13, 2008 and May 7, 2009, approximately 0.8 million and 0.8 million subordinated units, respectively, converted into an equal number of common units.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of June 30, 2009, 805,632 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. As of June 30, 2009, TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased approximately 9,000 common units pursuant to the program.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

        Information about restricted phantom unit activity for the year ended December 31, 2008 and the six months ended June 30, 2009 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2007	323,850	10,000
Automatic increase in units available for future grant on January 1, 2008	248,891	—
Vesting on March 17, 2008	—	(6,000)
Grant on March 31, 2008	(6,000)	6,000	$28.36
Vesting on March 31, 2008	—	(1,000)
Grant on July 18, 2008	(2,000)	2,000	$23.05

Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)

Units outstanding at June 30, 2009	805,632	16,000

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

        On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.1 million, $46,000 and $0.2 million associated with the March 2009, July 2008 and March 2008 grants, respectively. Amortization of deferred equity-based compensation of approximately $31,000 and $20,000 is included in direct general and administrative expenses for the three months ended June 30, 2009 and 2008, respectively. Amortization (reversal) of deferred equity-based compensation of approximately $54,000 and $(11,000) is included in direct general and administrative expenses for the six months ended June 30, 2009 and 2008, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At June 30, 2009, we have contractual commitments of approximately $11.5 million for the supply of services, labor and materials related to capital projects that currently are under development.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(13) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2027. At June 30, 2009, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2009 (remainder of the year)	$769
2010	1,453
2011	1,377
2012	771
2013	689
Thereafter	6,422

$11,481

        Rental expense under operating leases was approximately $280,000 and $400,000 for the three months ended June 30, 2009 and 2008, respectively. Rental expense under operating leases was approximately $650,000 and $740,000 for the six months ended June 30, 2009 and 2008, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings	$7,909	$7,625	$14,331	$13,827
Less:
Distributions payable on behalf of incentive distribution rights	(467)	(428)	(934)	(817)
Distributions payable on behalf of general partner interest	(150)	(147)	(300)	(292)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	1	3	32	32

Earnings allocable to general partner interest including incentive distribution rights	(616)	(572)	(1,202)	(1,077)

Net earnings allocable to limited partners	$7,293	$7,053	$13,129	$12,750

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        On July 17, 2009, we declared a distribution of $0.59 per unit for the period from April 1, 2009 through June 30, 2009, payable on August 11, 2009 to unitholders of record on July 31, 2009.

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted average units	12,440	12,443	12,439	12,443
Dilutive effect of restricted phantom units	2	—	1	—

Diluted weighted average units	12,442	12,443	12,440	12,443

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and six months ended June 30, 2009, we included the dilutive effect of 8,000 restricted phantom units granted March 31, 2009 in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units exceeded the related unamortized deferred compensation. For the three and six months ended June 30, 2009, approximately 2,000, 4,500 and 1,500 restricted phantom units granted March 31, 2007, March 31, 2008, and July 18, 2008, respectively, were excluded from the dilutive earnings per limited partner unit computation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2009, the restricted phantom units were excluded because the unamortized deferred compensation exceeded the average quoted market price of our common units. For the three and six months ended June 30, 2008, we included the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the computation of diluted earnings per limited partner unit because the average quoted market price of our common units exceeded the related unamortized deferred compensation. For the three and six months ended June 30, 2008, we excluded the dilutive effect of 3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average quoted market price of our common units.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gulf Coast Terminals:
Terminaling services fees, net	$10,809	$10,062	$21,166	$19,529
Other	2,549	2,815	4,418	5,474

Revenue	13,358	12,877	25,584	25,003
Direct operating costs and expenses	(5,383)	(5,284)	(10,532)	(11,149)

Net margins	7,975	7,593	15,052	13,854

Midwest Terminals and Pipeline System:
Terminaling services fees, net	987	881	1,843	1,669
Pipeline transportation fees	511	275	979	530
Other	158	419	371	485

Revenue	1,656	1,575	3,193	2,684
Direct operating costs and expenses	(609)	(429)	(1,040)	(773)

Net margins	1,047	1,146	2,153	1,911

Brownsville Terminals:
Terminaling services fees, net	3,715	3,215	7,296	6,275
Pipeline transportation fees	434	594	1,207	1,477
Other	1,426	1,279	2,478	2,422

Revenue	5,575	5,088	10,981	10,174
Direct operating costs and expenses	(2,587)	(2,749)	(5,860)	(5,635)

Net margins	2,988	2,339	5,121	4,539

River Terminals:
Terminaling services fees, net	4,526	4,524	9,032	9,092
Other	108	127	185	243

Revenue	4,634	4,651	9,217	9,335
Direct operating costs and expenses	(1,588)	(1,782)	(3,716)	(3,413)

Net margins	3,046	2,869	5,501	5,922

Southeast Terminals:
Terminaling services fees, net	9,500	8,909	18,950	17,859
Other	1,126	1,992	2,326	3,861

Revenue	10,626	10,901	21,276	21,720
Direct operating costs and expenses	(5,263)	(5,076)	(9,826)	(9,817)

Net margins	5,363	5,825	11,450	11,903

Total net margins	20,419	19,772	39,277	38,129

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Direct general and administrative expenses	(705)	(1,317)	(1,804)	(2,390)
Allocated general and administrative expenses	(2,510)	(2,508)	(5,020)	(5,015)
Allocated insurance expense	(725)	(704)	(1,450)	(1,417)
Reimbursement of bonus awards	(309)	(375)	(618)	(750)
Depreciation and amortization	(6,450)	(5,772)	(12,805)	(11,505)
Gain on disposition of assets	1	—	1	—

Operating income	9,721	9,096	17,581	17,052
Other income (expenses), net	(1,812)	(1,471)	(3,250)	(3,225)

Net earnings	$7,909	$7,625	$14,331	$13,827

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,996	$445	$4,589	$4,535	$855	$13,420
Morgan Stanley Capital Group	9,352	1,211	(87)	35	9,771	20,282
TransMontaigne Inc.	1,010	—	1,073	64	—	2,147

Total revenue	$13,358	$1,656	$5,575	$4,634	$10,626	$35,849

Identifiable assets	$144,043	$12,438	$77,224	$68,515	$187,320	$489,540

Capital expenditures	$4,427	$62	$1,442	$212	$3,133	$9,276

	Three months ended June 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,111	$695	$3,664	$4,602	$884	$12,956
Morgan Stanley Capital Group	8,788	875	360	—	10,017	20,040
TransMontaigne Inc.	978	5	1,064	49	—	2,096

Total revenue	$12,877	$1,575	$5,088	$4,651	$10,901	$35,092

Identifiable assets	$125,920	$10,814	$69,141	$65,824	$174,890	$446,589

Capital expenditures	$4,657	$564	$3,547	$510	$1,098	$10,376

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Six months ended June 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$5,805	$792	$8,449	$8,997	$1,752	$25,795
Morgan Stanley Capital Group	17,712	2,401	63	66	19,524	39,766
TransMontaigne Inc.	2,067	—	2,469	154	—	4,690

Total revenue	$25,584	$3,193	$10,981	$9,217	$21,276	$70,251

Identifiable assets	$144,043	$12,438	$77,224	$68,515	$187,320	$489,540

Capital expenditures	$12,238	$145	$4,742	$272	$7,073	$24,470

	Six months ended June 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,083	$921	$6,814	$9,213	$1,740	$24,771
Morgan Stanley Capital Group	17,027	1,751	929	13	19,980	39,700
TransMontaigne Inc.	1,893	12	2,431	109	—	4,445

Total revenue	$25,003	$2,684	$10,174	$9,335	$21,720	$68,916

Identifiable assets	$125,920	$10,814	$69,141	$65,824	$174,890	$446,589

Capital expenditures	$11,695	$1,016	$7,317	$761	$2,080	$22,869

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

        During April 2009, Morgan Stanley advised us that it has conducted an internal review and has concluded that, based upon its review, all of our activities and investments are permissible under the BHC Act.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2009

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

        On June 10, 2009, we combined our interest rate swap agreements into a single interest rate swap agreement with Wachovia Bank, N.A. with a notional amount of $150 million that expires June 2011.

SUBSEQUENT EVENTS

        On July 17, 2009, we announced a distribution of $0.59 per unit for the period from April 1, 2009 through June 30, 2009, payable on August 11, 2009 to unitholders of record on July 31, 2009.

        On August 4, 2009, Randall J. Larson notified Partners of his intention to resign as Chief Executive Officer of our general partner and as President, Chief Executive Officer and member of the board of directors of TransMontaigne Inc., and the other subsidiaries of Partners and TransMontaigne Inc., each to be effective August 5, 2009. Our general partner is responsible for managing the operations and activities of Partners since the partnership does not have its own officers or employees.

        The board of directors of our general partner appointed Charles L. Dunlap to serve as Chief Executive Officer of our general partner, effective August 10, 2009. Mr. Dunlap has also been appointed to serve as the President and Chief Executive Officer of TransMontaigne Inc., effective August 10, 2009. As a result of this appointment, Mr. Dunlap ceased to qualify as an independent director of the board of directors of our general partner and therefore has tendered his resignation from the board of directors of our general partner, also effective August 10, 2009. In his letter of resignation, Mr. Dunlap indicated that there were no disagreements between himself and Partners or the board of directors of our general partner regarding Partners' operations, policies or practices.

        Before his earlier appointment to serve on the board of directors of our general partner in July 2008, Mr. Dunlap, age 66, served as Chief Executive Officer and President of Pasadena Refining System, Inc., a privately held joint venture between Petrobras and Astra Holding Inc., based in Houston, Texas from January 2005 to December 2008. From May 2000 to February 2004, Mr. Dunlap served as one of the founding partners of Strategic Advisors, LLC, a management consulting firm based in Baltimore, Maryland. Prior to that time, Mr. Dunlap served in senior management and executive positions at various oil and gas companies. Mr. Dunlap also serves as a member of the board of directors of Opti Canada, Inc., a public energy company based in Calgary, Canada, a position he has held since June 2006. Mr. Dunlap is a graduate of Rockhurst University and holds a Juris Doctor degree from Saint Louis University Law School.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

        Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Three months ended June 30,
	2009	2008
Terminaling services fees, net	$29,537	$27,591
Pipeline transportation fees	945	869
Management fees and reimbursed costs	507	502
Other	4,860	6,130

Revenue	$35,849	$35,092

        The revenue of our business segments were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$13,358	$12,877
Midwest terminals and pipeline system	1,656	1,575
Brownsville terminals	5,575	5,088
River terminals	4,634	4,651
Southeast terminals	10,626	10,901

Revenue	$35,849	$35,092

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

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$10,809	$10,062
Midwest terminals and pipeline system	987	881
Brownsville terminals	3,715	3,215
River terminals	4,526	4,524
Southeast terminals	9,500	8,909

Terminaling services fees, net	$29,537	$27,591

        Included in terminaling services fees, net for the three months ended June 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $16.8 million and $15.9 million, respectively, and TransMontaigne Inc. of approximately $1.7 million and $1.5 million, respectively. The increase in terminaling services fees, net is due principally to an increase of approximately $0.5 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $0.5 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.2 million resulting from newly constructed LPG tank capacity placed into service at our Brownsville terminals.

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

	Three months ended June 30,
	2009	2008
Firm commitments:
External customers	$9,699	$9,051
Affiliates	18,937	17,586

Total	28,636	26,637

Variable:
External customers	1,373	1,152
Affiliates	(472)	(198)

Total	901	954

Terminaling services fees, net	$29,537	$27,591

        At June 30, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended June 30, 2009 were as follows (in thousands):

At June 30, 2009
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$3,562
More than 1 year but less than 3 years remaining	4,461
More than 3 years but less than 5 years remaining	11,055
More than 5 years remaining	9,558

Total firm commitments for the three months ended June 30, 2009	$28,636

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	511	275
Brownsville terminals	434	594
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$945	$869

        Included in pipeline transportation fees for the three months ended June 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.3 million, respectively, and TransMontaigne Inc. of approximately $0.4 million and $0.6 million, respectively.

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

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$12	$44
Midwest terminals and pipeline system	—	—
Brownsville terminals	417	358
River terminals	—	—
Southeast terminals	78	100

Management fees and reimbursed costs	$507	$502

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

	Three months ended June 30,
	2009	2008
Product gains	$2,216	$3,625
Steam heating fees	871	1,420
Product transfer services	222	218
Railcar storage	441	181
Other	1,110	686

Other revenue	$4,860	$6,130

        For the three months ended June 30, 2009 and 2008, we sold approximately 30,200 and 34,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $73 and $129 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $nil and $0.8 million, respectively.

        Other revenue from steam heating fees decreased approximately $0.5 million due principally to a decrease in utility charges rebilled to customers for the heating of stored products.

        The other revenue by business segments were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$2,537	$2,771
Midwest terminals and pipeline system	158	419
Brownsville terminals	1,009	921
River terminals	108	127
Southeast terminals	1,048	1,892

Other revenue	$4,860	$6,130

        Included in other revenue for the three months ended June 30, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $3.0 million and $3.8 million, respectively, and TransMontaigne Inc. of approximately $58,000 and $21,000, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Wages and employee benefits	$5,071	$5,313
Utilities and communication charges	1,796	2,320
Repairs and maintenance	5,497	4,749
Office, rentals and property taxes	1,718	1,500
Vehicles and fuel costs	238	360
Environmental compliance costs	719	643
Other	391	435
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$15,430	$15,320

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Gulf Coast terminals	$5,383	$5,284
Midwest terminals and pipeline system	609	429
Brownsville terminals	2,587	2,749
River terminals	1,588	1,782
Southeast terminals	5,263	5,076

Direct operating costs and expenses	$15,430	$15,320

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Accounting and tax expenses	$183	$407
Legal expenses	271	296
Independent director fees and investor relations expenses	76	88
Amortization of deferred equity-based compensation	31	20
Provision for potentially uncollectible accounts receivable	—	255
Other	144	251

Direct general and administrative expenses	$705	$1,317

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively.

        For the three months ended June 30, 2009 and 2008, depreciation and amortization expense was approximately $6.5 million and $5.8 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

        Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our revenue was as follows (in thousands):

	Six months ended June 30,
	2009	2008
Terminaling services fees, net	$58,287	$54,424
Pipeline transportation fees	2,186	2,007
Management fees and reimbursed costs	977	952
Other	8,801	11,533

Revenue	$70,251	$68,916

        The revenue of our business segments were as follows (in thousands):

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$25,584	$25,003
Midwest terminals and pipeline system	3,193	2,684
Brownsville terminals	10,981	10,174
River terminals	9,217	9,335
Southeast terminals	21,276	21,720

Revenue	$70,251	$68,916

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

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$21,166	$19,529
Midwest terminals and pipeline system	1,843	1,669
Brownsville terminals	7,296	6,275
River terminals	9,032	9,092
Southeast terminals	18,950	17,859

Terminaling services fees, net	$58,287	$54,424

        Included in terminaling services fees, net for the six months ended June 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $33.3 million and $31.6 million, respectively, and TransMontaigne Inc. of approximately $3.4 million and $2.9 million, respectively. The increase in terminaling services fees, net is due principally to an increase of approximately $0.9 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $0.8 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.5 million resulting from newly constructed LPG tank capacity placed into service at our Brownsville terminals.

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

	Six months ended June 30,
	2009	2008
Firm commitments:
External customers	$19,048	$17,655
Affiliates	37,354	34,727

Total	56,402	52,382

Variable:
External customers	2,580	2,275
Affiliates	(695)	(233)

Total	1,885	2,042

Terminaling services fees, net	$58,287	$54,424

        At June 30, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the six months ended June 30, 2009 were as follows (in thousands):

At June 30, 2009
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$6,938
More than 1 year but less than 3 years remaining	9,212
More than 3 years but less than 5 years remaining	21,521
More than 5 years remaining	18,731

Total firm commitments for the six months ended June 30, 2009	$56,402

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

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	979	530
Brownsville terminals	1,207	1,477
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,186	$2,007

        Included in pipeline transportation fees for the six months ended June 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $1.0 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $1.2 million and $1.5 million, respectively.

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

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$24	$74
Midwest terminals and pipeline system	—	—
Brownsville terminals	804	713
River terminals	—	—
Southeast terminals	149	165

Management fees and reimbursed costs	$977	$952

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

	Six months ended June 30,
	2009	2008
Product gains	$4,034	$6,738
Steam heating fees	1,984	2,818
Product transfer services	361	419
Railcar storage	692	332
Other	1,730	1,226

Other revenue	$8,801	$11,533

        For the six months ended June 30, 2009 and 2008, we sold approximately 65,000 and 77,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $62 and $107 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $nil and $1.5 million, respectively.

        Other revenue from steam heating fees decreased approximately $0.8 million due principally to a decrease in utility charges rebilled to customers for the heating of stored products.

        The other revenue by business segments were as follows (in thousands):

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$4,394	$5,400
Midwest terminals and pipeline system	371	485
Brownsville terminals	1,674	1,709
River terminals	185	243
Southeast terminals	2,177	3,696

Other revenue	$8,801	$11,533

        Included in other revenue for the six months ended June 30, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $5.5 million and $7.6 million, respectively, and TransMontaigne Inc. of approximately $84,000 and $22,000, respectively.

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

	Six months ended June 30,
	2009	2008
Wages and employee benefits	$10,417	$10,558
Utilities and communication charges	3,874	4,574
Repairs and maintenance	10,466	9,954
Office, rentals and property taxes	3,357	3,143
Vehicles and fuel costs	481	787
Environmental compliance costs	1,674	1,026
Other	705	745
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$30,974	$30,787

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Six months ended June 30,
	2009	2008
Gulf Coast terminals	$10,532	$11,149
Midwest terminals and pipeline system	1,040	773
Brownsville terminals	5,860	5,635
River terminals	3,716	3,413
Southeast terminals	9,826	9,817

Direct operating costs and expenses	$30,974	$30,787

        Direct general and administrative expenses were as follows (in thousands):

	Six months ended June 30,
	2009	2008
Accounting and tax expenses	$782	$1,075
Legal expenses	485	419
Independent director fees and investor relations expenses	168	321
Amortization (reversal) of deferred equity-based compensation	54	(11)
Provision for potentially uncollectible accounts receivable	—	255
Other	315	331

Direct general and administrative expenses	$1,804	$2,390

        The allocated general and administrative expenses were approximately $5.0 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.

        The allocated insurance expenses were approximately $1.5 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

        The reimbursement of bonus awards was approximately $0.6 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

        For the six months ended June 30, 2009 and 2008, depreciation and amortization expense was approximately $12.8 million and $11.5 million, respectively.

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

        Excluding acquisitions, our capital expenditures for the six months ended June 30, 2009 were approximately $24.5 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner previously approved capital projects that currently are under construction with estimated completion dates that extend through December 31, 2009. At June 30, 2009, the remaining capital expenditures to complete the approved capital projects are estimated to range from $20 million to $30 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		2H 2009
Port Everglades	Increase light oil and residual oil tank capacity	975,000	2H 2009
	Improve truck rack capacity and functionality		2H 2009
Southeast	Renewable fuels blending functionality		2H 2009

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through March 31, 2010 from Morgan Stanley Capital Group in the range of $5 million to $15 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At June 30, 2009, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At June 30, 2009, our outstanding borrowings were approximately $165 million, resulting in available capacity of approximately $35 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have no less than $20 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At June 30, 2009, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $237.6 million at June 30, 2009). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended				Twelve months ended June 30, 2009
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,395	$14,546	$14,228	$16,241	$59,410
Consolidated funded indebtedness					$165,000
Total leverage ratio and senior secured leverage ratio					2.78	x
Consolidated EBITDA for the interest coverage ratio	$14,395	$14,546	$14,228	$16,241	$59,410
Consolidated interest expense, as stipulated in the credit facility	$1,464	$1,423	$1,275	$1,439	$5,601
Interest coverage ratio					10.61	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,395	$14,546	$14,228	$16,241	$59,410
Consolidated interest expense	(1,464)	(1,423)	(1,275)	(1,439)	(5,601)
Amortization of deferred revenue	—	—	(326)	(562)	(888)
Amounts due under long-term terminaling services agreements, net	(140)	(228)	(478)	(386)	(1,232)
Change in operating assets and liabilities	686	(1,596)	3,191	11,017	13,298

Cash flows provided by operating activities	$13,477	$11,299	$15,340	$24,871	$64,987

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At June 30, 2009, we had outstanding borrowings of approximately $165 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2009, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at June 30, 2009, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.2 million.

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

        For the six months ended June 30, 2009 and 2008, we sold approximately 65,000 and 77,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $62 and $107 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2009 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April	625	$17.10	625	8,115
May	625	20.16	625	7,490
June	625	23.17	625	6,865

	1,875	$20.14	1,875

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase program, we anticipate repurchasing annually up to 10,000 common units. During the three months ended June 30, 2009, we repurchased 1,875 common units with approximately $38,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

        Exhibits:

31.1	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ GREGORY J. POUND
Gregory J. Pound
Chief Operating Officer (principal executive officer)
	By:	/s/ FREDERICK W. BOUTIN
Frederick W. Boutin
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.