Form 10-Q
period 2009-09-30
TransMontaigne Partners L.P.
filed 2009-11-09
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

        As of October 30, 2009, there were 10,783,434 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2009 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 9, 2009 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended September 30, 2009:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,873	$4,795
Trade accounts receivable, net	5,060	6,694
Due from TransMontaigne Inc.	—	761
Due from Morgan Stanley Capital Group	3,488	5,641
Other current assets	9,089	8,870

	26,510	26,761
Property, plant and equipment, net	458,103	447,753
Goodwill	24,671	24,667
Other assets, net	8,373	7,858

	$517,657	$507,039

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,955	$7,327
Due to TransMontaigne Inc.	181	—
Accrued liabilities	22,688	21,814

	30,824	29,141
Other liabilities	18,067	4,819
Long-term debt	165,000	165,500

Total liabilities	213,891	199,460

Partners' equity:
Common unitholders	247,688	249,264
Subordinated unitholders	2,254	4,449
General partner interest	54,374	54,450
Accumulated other comprehensive loss	(550)	(584)

Total partners' equity	303,766	307,579

	$517,657	$507,039

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
External customers	$12,249	$13,089	$38,044	$37,860
Affiliates	23,121	22,115	67,577	66,260

Total revenue	35,370	35,204	105,621	104,120

Costs and expenses:
Direct operating costs and expenses	(16,915)	(16,331)	(47,889)	(47,118)
Direct general and administrative expenses	(606)	(705)	(2,410)	(3,095)
Allocated general and administrative expenses	(2,510)	(2,508)	(7,530)	(7,523)
Allocated insurance expense	(725)	(708)	(2,175)	(2,125)
Reimbursement of bonus awards	(309)	(375)	(927)	(1,125)
Depreciation and amortization	(6,541)	(5,794)	(19,346)	(17,299)
Gain on disposition of assets	—	—	1	—

Total costs and expenses	(27,606)	(26,421)	(80,276)	(78,285)

Operating income	7,764	8,783	25,345	25,835
Other income (expenses):
Interest income	1	4	5	37
Interest expense	(1,350)	(1,468)	(4,068)	(4,583)
Foreign currency transaction gain (loss)	(13)	(205)	17	(47)
Unrealized loss on derivative instruments	(553)	—	(819)	—
Amortization of deferred financing costs	(150)	(150)	(450)	(451)

Total other expenses	(2,065)	(1,819)	(5,315)	(5,044)

Net earnings	5,699	6,964	20,030	20,791
Less—earnings allocable to general partner interest including incentive distribution rights	(572)	(597)	(1,774)	(1,674)

Net earnings allocable to limited partners	$5,127	$6,367	$18,256	$19,117

Net earnings per limited partner unit—basic	$0.41	$0.51	$1.47	$1.54

Net earnings per limited partner unit—diluted	$0.41	$0.51	$1.47	$1.54

Weighted average limited partner units outstanding—basic	12,438	12,442	12,439	12,442

Weighted average limited partner units outstanding—diluted	12,443	12,442	12,441	12,443

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

Year ended December 31, 2008
and nine months ended September 30, 2009

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2007	$250,714	$7,841	$54,275	$—	$312,830
Distributions to unitholders	(20,636)	(7,509)	(2,051)	—	(30,196)
Amortization of deferred equity-based compensation related to restricted phantom units	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	(49)	—	—	—	(49)
Repurchase of 4,180 common units by our long-term incentive plan	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	17,514	5,858	2,226	—	25,598
Foreign currency translation adjustments	—	—	—	(584)	(584)

Comprehensive income					25,014

Balance December 31, 2008	249,264	4,449	54,450	(584)	307,579
Distributions to unitholders	(18,123)	(3,919)	(1,850)	—	(23,892)
Amortization of deferred equity-based compensation related to restricted phantom units	119	—	—	—	119
Repurchase of 5,010 common units by our long-term incentive plan	(104)	—	—	—	(104)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,101	(1,101)	—	—	—
Net earnings for the nine months ended September 30, 2009	15,431	2,825	1,774	—	20,030
Foreign currency translation adjustments	—	—	—	34	34

Comprehensive income					20,064

Balance September 30, 2009	$247,688	$2,254	$54,374	$(550)	$303,766

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net earnings	$5,699	$6,964	$20,030	$20,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,541	5,794	19,346	17,299
Gain on disposition of assets	—	—	(1)	—
Amortization of deferred equity-based compensation	65	23	119	61
Reversal of previously recognized equity-based compensation	—	—	—	(49)
Amortization of deferred financing costs	150	150	450	451
Unrealized loss on derivative instruments	553	—	819	—
Amortization of deferred revenue	(764)	—	(1,652)	—
Amounts due under long-term terminaling services agreements, net	25	(140)	(839)	(1,197)
Changes in operating assets and liabilities:
Trade accounts receivable, net	226	(82)	1,634	(1,889)
Due from TransMontaigne Inc.	302	(187)	929	1,529
Due from Morgan Stanley Capital Group	6,421	457	16,729	(782)
Other current assets	397	66	(216)	(95)
Trade accounts payable	(2,541)	2,452	634	9,540
Accrued liabilities	748	967	51	3,530

Net cash provided by operating activities	17,822	16,464	58,033	49,189

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(3,653)	(14,354)	(25,845)	(35,460)
Additions to property, plant and equipment—maintain existing facilities	(1,303)	(1,072)	(3,580)	(2,834)
Proceeds from sale of assets	—	—	1	—
Other	—	—	(33)	(28)

Net cash (used in) investing activities	(4,956)	(15,426)	(29,457)	(38,322)

Cash flows from financing activities:
Net (repayments) borrowings of debt	—	10,000	(500)	16,500
Distributions paid to unitholders	(7,963)	(7,797)	(23,892)	(22,231)
Repurchase of common units by our long-term incentive plan	(46)	(33)	(104)	(82)

Net cash provided by (used in) financing activities	(8,009)	2,170	(24,496)	(5,813)

Increase in cash and cash equivalents	4,857	3,208	4,080	5,054
Foreign currency translation effect on cash	(2)	(40)	(2)	(29)
Cash and cash equivalents at beginning of period	4,018	3,461	4,795	1,604

Cash and cash equivalents at end of period	$8,873	$6,629	$8,873	$6,629

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,671	$1,422	$5,269	$3,991

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2009, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 25.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $7.5 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.7 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $2.2 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $0.9 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

        We have evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission.

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

(f)    Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable (see Note 8 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 4 of Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

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

(g)   Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" or FASB Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations," requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets consist of above-ground storage facilities and underground pipelines. We are unable to predict if and when our long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

(h)   Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" or FASB ASC 718, "Compensation-Stock Compensation." This Statement requires us to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member or employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

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

(j)    Accounting for derivative instruments

        We account for our derivative instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" or FASB ASC 815, "Derivatives and Hedging." This Statement requires us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 8 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        At September 30, 2009 and December 31, 2008, our derivative instruments were limited to interest rate swaps. The change in the fair value of our interest rate swaps is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swaps is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swaps utilizes Level 2 inputs.

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

        Partners accounts for U.S. state income taxes and Mexican federal and provincial income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" or FASB ASC 740, "Income Taxes." Currently, Mexican federal and provincial income taxes and U.S. state income taxes are not significant.

(l)    Net earnings per limited partner unit

        Emerging Issues Task Force ("EITF") Issue 07-4, "Two-Class EPS Method for Master Limited Partnerships" or FASB ASC 260, "Earnings Per Share," addresses the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. The consensus states that any excess of distributions over earnings shall be allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreement. Partners has allocated the excess of distributions over earnings to the limited partners and general partner interest based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest, including the incentive distribution rights, for the period represents distributions declared after period end on behalf of the general partner interest and incentive distribution rights less the allocated excess of distributions over earnings for the period (see Note 14 of Notes to consolidated financial statements). Partners adopted the consensus reached on EITF Issue 07-4 effective January 1, 2009, and applied it retrospectively to all periods presented.

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

        Terminaling Services Agreement—Brownsville Terminals.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils. On April 1, 2008, we amended the terminaling services agreement with Morgan Stanley Capital Group to reduce Morgan Stanley Capital Group's minimum revenue commitment to approximately $1.5 million per year in exchange for Morgan Stanley Capital Group returning approximately 200,000 barrels of storage capacity.

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

        Terminaling Services Agreement—Matamoros LPG.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Terminaling Services Agreement—Brownsville and River Terminals.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $32.3 million for the contract year ending December 31, 2009; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.7 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through September 30, 2010. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At September 30, 2009, we had received payments totaling approximately $15.5 million and we expect to receive future payments through September 30, 2010 from Morgan Stanley Capital Group in the range of $3 million to $10 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade accounts receivable	$5,454	$7,133
Less allowance for doubtful accounts	(394)	(439)

	$5,060	$6,694

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Morgan Stanley Capital Group	59%	57%	57%	57%
TransMontaigne Inc	6%	6%	7%	6%
Valero Supply and Marketing Company	8%	10%	9%	10%

(4) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2009	December 31, 2008
Amounts due from insurance companies	$5,581	$6,250
Additive detergent	1,594	1,640
Deposits and other assets	1,914	980

	$9,089	$8,870

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2009 and December 31, 2008, we have recognized amounts due from insurance companies of approximately $5.6 million and $6.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2009, we received reimbursements from insurance companies of approximately $2.9 million. During the nine months ended September 30, 2009, we increased our estimate of probable insurance recoveries approximately $2.2 million due principally to increases in our estimate of environmental remediation obligations (see Note 8 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(5) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$52,356	$52,196
Terminals, pipelines and equipment	500,715	445,875
Furniture, fixtures and equipment	1,366	1,349
Construction in progress	8,426	33,979

	562,863	533,399
Less accumulated depreciation	(104,760)	(85,646)

	$458,103	$447,753

(6) GOODWILL

        Goodwill is as follows (in thousands):

	September 30, 2009	December 31, 2008
Brownsville terminals	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $66 and $70, respectively, of foreign currency translation adjustments)	1,436	1,432

	$24,671	$24,667

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

(7) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2009	December 31, 2008
Amounts due under long-term terminaling services agreements:
External customers	$977	$902
Affiliates	3,108	2,020

	4,085	2,922
Deferred financing costs, net of accumulated amortization of $2,284 and $1,836, respectively	1,346	1,794
Customer relationships, net of accumulated amortization of $950 and $719, respectively	2,749	2,980
Deposits and other assets	193	162

	$8,373	$7,858

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2009 and December 31, 2008, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $4.1 million and $2.9 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	September 30, 2009	December 31, 2008
Customer advances and deposits:
External customers	$1,127	$1,164
Morgan Stanley Capital Group	5,998	5,581

	7,125	6,745
Accrued property taxes	2,670	480
Accrued environmental obligations	6,684	7,012
Interest payable	262	838
Due to Rio Vista	—	83
Obligations to repair, maintain or expand Southeast terminals	32	222
Rebate due to Morgan Stanley Capital Group	89	2,204
Unrealized loss on derivative instruments	2,947	2,128
Accrued expenses and other	2,879	2,102

	$22,688	$21,814

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2009 and December 31, 2008, we have billed and collected from certain of our customers approximately $7.1 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At September 30, 2009 and December 31, 2008, we have accrued environmental obligations of approximately $6.7 million and $7.0 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2009, we increased our remediation obligations by approximately $2.9 million to reflect a change in our estimate of our future environmental remediation costs. During the nine months ended September 30, 2009, we made payments of approximately $3.2 million towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million. At September 30, 2009 and December 31, 2008, we have a liability of approximately $nil and $0.1 million, respectively, to Rio Vista pursuant to the purchase price holdback provision in the acquisition agreement. Subject to certain exceptions and limitations, Rio Vista is obligated to indemnify us for claims, expenses or liabilities of the Mexican LPG operations prior to the closing date.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At September 30, 2009 and December 31, 2008, we have recognized a liability of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(8) ACCRUED LIABILITIES (Continued)

$32,000 and $0.2 million, respectively, as our estimate of the remaining costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2009 and December 31, 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $89,000 and $2.2 million, respectively. During the three months ended March 31, 2009, we paid Morgan Stanley Capital Group approximately $2.2 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2008.

        Unrealized loss on derivative instruments.    Our derivative instruments are limited to interest rate swaps. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2009, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. For the three and nine months ended September 30, 2009, we recognized net payments to the counterparty in the amount of approximately $0.7 million and $1.9 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 10 of Notes to consolidated financial statements). At September 30, 2009 and December 31, 2008, the fair value of the interest rate swaps was approximately $2.9 million and $2.1 million, respectively.

(9) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	September 30, 2009	December 31, 2008
Deferred revenue—ethanol blending fees and other reimbursable projects	$16,554	$3,630
Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group	1,513	1,189

	$18,067	$4,819

        Deferred revenue-ethanol blending fees and other reimbursable projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other reimbursable projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2009 and December 31, 2008, we have unamortized deferred revenue of approximately $16.6 million and $3.6 million, respectively, for completed projects. During the nine months ended September 30, 2009, we billed Morgan Stanley Capital Group approximately $14.6 million for

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(9) OTHER LIABILITIES (Continued)

completed projects. During the nine months ended September 30, 2009, we recognized revenue on a straight-line basis of approximately $1.7 million for completed projects.

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2009 and December 31, 2008, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.5 million and $1.2 million, respectively.

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    At September 30, 2009 and December 31, 2008, our outstanding borrowings under the senior secured credit facility were approximately $165.0 million and $165.5 million, respectively. At September 30, 2009 and December 31, 2008, our outstanding letters of credit were approximately $nil and $42,000, respectively.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $237.5 million at September 30, 2009). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended September 30, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.6% and 4.5%, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.7% and 4.9%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at September 30, 2009	10,783,434	1,661,132	253,971

        At September 30, 2009 and December 31, 2008, common units outstanding include approximately 7,329 and 5,319 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan. During the subordination period (as defined in the partnership agreement), common units are entitled to receive distributions from available cash of $0.40 per unit per quarter (which we refer to as the minimum quarterly distribution), or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. The subordination period will end when we have generated and distributed available cash in excess of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding the test date and there are not arrearages in payment of the minimum quarterly distribution on the common units. On November 13, 2008 and May 7, 2009, approximately 0.8 million and 0.8 million subordinated units, respectively, converted into an equal number of common units.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and non-employee directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units at the end of the preceding fiscal year. As of September 30, 2009, 765,632 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to non-officer directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. As of September 30, 2009, TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased approximately 11,000 common units pursuant to the program.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

        Information about restricted phantom unit activity for the year ended December 31, 2008 and the nine months ended September 30, 2009 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2007	323,850	10,000
Automatic increase in units available for future grant on January 1, 2008	248,891	—
Vesting on March 17, 2008	—	(6,000)
Grant on March 31, 2008	(6,000)	6,000	$28.36
Vesting on March 31, 2008	—	(1,000)
Grant on July 18, 2008	(2,000)	2,000	$23.05

Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at September 30, 2009	765,632	56,000

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

        Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule for our independent directors. On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $1.0 million, $0.1 million, $46,000 and $0.2 million associated with the August 2009, March 2009, July 2008 and March 2008 grants, respectively. Amortization of deferred equity-based compensation of approximately $65,000 and $23,000 is included in direct general and administrative expenses for the three months ended September 30, 2009 and 2008, respectively. Amortization of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

deferred equity-based compensation of approximately $119,000 and $12,000 is included in direct general and administrative expenses for the nine months ended September 30, 2009 and 2008, respectively.

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At September 30, 2009, we have contractual commitments of approximately $9.0 million for the supply of services, labor and materials related to capital projects that currently are under development.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2027. At September 30, 2009, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2009 (remainder of the year)	$364
2010	1,499
2011	1,420
2012	803
2013	707
Thereafter	6,427

$11,220

        Rental expense under operating leases was approximately $460,000 and $350,000 for the three months ended September 30, 2009 and 2008, respectively. Rental expense under operating leases was approximately $1.1 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net earnings	$5,699	$6,964	$20,030	$20,791
Less:
Distributions payable on behalf of incentive distribution rights	(467)	(467)	(1,401)	(1,284)
Distributions payable on behalf of general partner interest	(150)	(150)	(450)	(442)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	45	20	77	52

Earnings allocable to general partner interest including incentive distribution rights	(572)	(597)	(1,774)	(1,674)

Net earnings allocable to limited partners	$5,127	$6,367	$18,256	$19,117

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

        On October 16, 2009, we declared a distribution of $0.59 per unit for the period from July 1, 2009 through September 30, 2009, payable on November 10, 2009 to unitholders of record on October 30, 2009.

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted average units	12,438	12,442	12,439	12,442
Dilutive effect of restricted phantom units	5	—	2	1

Diluted weighted average units	12,443	12,442	12,441	12,443

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended September 30, 2009, we included the dilutive effect of 40,000, 8,000, 1,500, and 4,500 restricted phantom units granted August 10, 2009, March 31, 2009, July 18, 2008, and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation. For the three months ended September 30, 2009, approximately 2,000 restricted phantom units granted March 31, 2007 were excluded from the dilutive earnings per limited partner unit computation as their inclusion would have been anti-dilutive. For the three months ended September 30, 2009, the restricted phantom units were excluded because the unamortized deferred compensation exceeded the average closing market price of our common units. For the nine months ended September 30, 2009, we included the dilutive effect of 8,000 and 1,500 restricted phantom units granted March 31, 2009 and July 18, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation. For the nine months ended September 30, 2009, approximately 40,000, 4,500 and 2,000 restricted phantom units granted August 10, 2009, March 31, 2008, and March 31, 2007, respectively, were excluded from the dilutive earnings per limited partner unit computation as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2009, the restricted phantom units were excluded because the unamortized deferred compensation exceeded the average closing market price of our common units.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        For the three and nine months ended September 30, 2008, we included the dilutive effect of 2,000 restricted phantom units granted July 18, 2008 in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation. For the nine months ended September 30, 2008, we also included the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation. For the three and nine months ended September 30, 2008, we excluded the dilutive effect of 3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average closing market price of our common units. For the three months ended September 30, 2008, we also excluded the dilutive effect of 6,000 restricted phantom units granted March 31, 2008 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation exceeded the average closing market price of our common units.

(15) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner's CEO. Our general partner's CEO reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenue less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals (iv) River terminals and (v) Southeast terminals.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gulf Coast Terminals:
Terminaling services fees, net	$10,990	$10,044	$32,156	$29,573
Other	1,813	2,130	6,231	7,604

Revenue	12,803	12,174	38,387	37,177
Direct operating costs and expenses	(5,281)	(5,637)	(15,813)	(16,786)

Net margins	7,522	6,537	22,574	20,391

Midwest Terminals and Pipeline System:
Terminaling services fees, net	881	924	2,724	2,593
Pipeline transportation fees	539	289	1,518	819
Other	275	200	646	685

Revenue	1,695	1,413	4,888	4,097
Direct operating costs and expenses	(729)	(407)	(1,769)	(1,180)

Net margins	966	1,006	3,119	2,917

Brownsville Terminals:
Terminaling services fees, net	3,838	3,160	11,134	9,435
Pipeline transportation fees	380	537	1,587	2,014
Other	1,155	1,012	3,633	3,434

Revenue	5,373	4,709	16,354	14,883
Direct operating costs and expenses	(2,662)	(2,932)	(8,522)	(8,567)

Net margins	2,711	1,777	7,832	6,316

River Terminals:
Terminaling services fees, net	4,050	5,119	13,082	14,211
Other	276	265	461	508

Revenue	4,326	5,384	13,543	14,719
Direct operating costs and expenses	(2,663)	(2,468)	(6,379)	(5,881)

Net margins	1,663	2,916	7,164	8,838

Southeast Terminals:
Terminaling services fees, net	9,937	9,078	28,887	26,937
Other	1,236	2,446	3,562	6,307

Revenue	11,173	11,524	32,449	33,244
Direct operating costs and expenses	(5,580)	(4,887)	(15,406)	(14,704)

Net margins	5,593	6,637	17,043	18,540

Total net margins	18,455	18,873	57,732	57,002
Direct general and administrative expenses	(606)	(705)	(2,410)	(3,095)
Allocated general and administrative expenses	(2,510)	(2,508)	(7,530)	(7,523)
Allocated insurance expense	(725)	(708)	(2,175)	(2,125)
Reimbursement of bonus awards	(309)	(375)	(927)	(1,125)
Depreciation and amortization	(6,541)	(5,794)	(19,346)	(17,299)
Gain on disposition of assets	—	—	1	—

Operating income	7,764	8,783	25,345	25,835
Other income (expenses), net	(2,065)	(1,819)	(5,315)	(5,044)

Net earnings	$5,699	$6,964	$20,030	$20,791

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,748	$366	$4,289	$3,961	$885	$12,249
Morgan Stanley Capital Group	8,908	1,329	85	301	10,288	20,911
TransMontaigne Inc.	1,147	—	999	64	—	2,210

Total revenue	$12,803	$1,695	$5,373	$4,326	$11,173	$35,370

Identifiable assets	$144,611	$11,913	$77,314	$67,210	$182,080	$483,128

Capital expenditures	$2,635	$36	$388	$215	$1,682	$4,956

	Three months ended September 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,207	$529	$3,373	$5,119	$861	$13,089
Morgan Stanley Capital Group	7,943	884	383	225	10,663	20,098
TransMontaigne Inc.	1,024	—	953	40	—	2,017

Total revenue	$12,174	$1,413	$4,709	$5,384	$11,524	$35,204

Identifiable assets	$131,341	$10,602	$72,506	$65,981	$175,855	$456,285

Capital expenditures	$7,525	$177	$3,678	$654	$3,392	$15,426

	Nine months ended September 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$8,553	$1,158	$12,738	$12,958	$2,637	$38,044
Morgan Stanley Capital Group	26,620	3,730	148	367	29,812	60,677
TransMontaigne Inc.	3,214	—	3,468	218	—	6,900

Total revenue	$38,387	$4,888	$16,354	$13,543	$32,449	$105,621

Identifiable assets	$144,611	$11,913	$77,314	$67,210	$182,080	$483,128

Capital expenditures	$14,873	$181	$5,129	$487	$8,755	$29,425

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (Continued)

(15) BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$9,290	$1,450	$10,187	$14,332	$2,601	$37,860
Morgan Stanley Capital Group	24,970	2,635	1,312	238	30,643	59,798
TransMontaigne Inc.	2,917	12	3,384	149	—	6,462

Total revenue	$37,177	$4,097	$14,883	$14,719	$33,244	$104,120

Identifiable assets	$131,341	$10,602	$72,506	$65,981	$175,855	$456,285

Capital expenditures	$19,220	$1,193	$10,995	$1,415	$5,471	$38,294

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed on March 9, 2009 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts, accrued environmental obligations and goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

        The board of directors of our general partner appointed Charles L. Dunlap to serve as Chief Executive Officer of our general partner, effective August 10, 2009. Mr. Dunlap was also appointed to serve as the President and Chief Executive Officer of TransMontaigne Inc., effective August 10, 2009. As a result of this appointment, Mr. Dunlap ceased to qualify as an independent director of the board of directors of our general partner and therefore tendered his resignation from the board of directors of our general partner, also effective August 10, 2009. In his letter of resignation, Mr. Dunlap indicated that there were no disagreements between himself and Partners or the board of directors of our general partner regarding Partners' operations, policies or practices.

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

  SUBSEQUENT EVENTS

        On October 16, 2009, we declared a distribution of $0.59 per unit for the period from July 1, 2009 through September 30, 2009, payable on November 10, 2009 to unitholders of record on October 30, 2009.

        On November 13, 2009, the remaining approximately 1.7 million subordinated units will convert into an equal number of common units.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2009	2008
Terminaling services fees, net	$29,696	$28,325
Pipeline transportation fees	919	826
Management fees and reimbursed costs	547	478
Other	4,208	5,575

Revenue	$35,370	$35,204

        See discussion below for a detailed analysis of terminaling services fees, net, pipeline transportation fees, management fees and reimbursed costs, and other revenue included in the table above.

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$12,803	$12,174
Midwest terminals and pipeline system	1,695	1,413
Brownsville terminals	5,373	4,709
River terminals	4,326	5,384
Southeast terminals	11,173	11,524

Revenue	$35,370	$35,204

        Revenue by business segment is presented and further analyzed below by category of revenue.

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$10,990	$10,044
Midwest terminals and pipeline system	881	924
Brownsville terminals	3,838	3,160
River terminals	4,050	5,119
Southeast terminals	9,937	9,078

Terminaling services fees, net	$29,696	$28,325

        Included in terminaling services fees, net for the three months ended September 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $17.7 million and $16.2 million, respectively, and TransMontaigne Inc. of approximately $1.8 million and $1.5 million, respectively. The increase in terminaling services fees, net includes an increase of approximately $0.7 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $0.7 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.2 million resulting from newly constructed LPG tank capacity placed into service at our Brownsville terminals.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2009	2008
Firm commitments:
External customers	$8,973	$8,975
Affiliates	19,499	17,715

Total	28,472	26,690

Variable:
External customers	1,283	1,628
Affiliates	(59)	7

Total	1,224	1,635

Terminaling services fees, net	$29,696	$28,325

        At September 30, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended September 30, 2009 were as follows (in thousands):

At September 30, 2009
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$3,271
More than 1 year but less than 3 years remaining	4,531
More than 3 years but less than 5 years remaining	10,975
More than 5 years remaining	9,695

Total firm commitments for the three months ended September 30, 2009	$28,472

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	539	289
Brownsville terminals	380	537
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$919	$826

        Included in pipeline transportation fees for the three months ended September 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.3 million, respectively, and TransMontaigne Inc. of approximately $0.4 million and $0.5 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We also manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of their proportionate share of operating and maintenance costs. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$21	$44
Midwest terminals and pipeline system	—	—
Brownsville terminals	435	349
River terminals	—	—
Southeast terminals	91	85

Management fees and reimbursed costs	$547	$478

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

Principal Components of Other Revenue

	Three months ended September 30,
	2009	2008
Product gains	$2,122	$3,097
Steam heating fees	782	1,301
Product transfer services	199	176
Railcar storage	231	207
Other	874	794

Other revenue	$4,208	$5,575

        For the three months ended September 30, 2009 and 2008, we sold approximately 27,300 and 22,200 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $81 and $131 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2009 and 2008, we have accrued (reduced) a liability due to Morgan Stanley Capital Group of approximately $85,000 and $(0.2) million, respectively.

        Other revenue from steam heating fees decreased approximately $0.5 million due principally to a decrease in utility charges rebilled to customers for the heating of stored products.

        Included in other revenue for the three months ended September 30, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $2.7 million and $3.6 million, respectively, and TransMontaigne Inc. of approximately $nil and $nil, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$1,792	$2,086
Midwest terminals and pipeline system	275	200
Brownsville terminals	720	663
River terminals	276	265
Southeast terminals	1,145	2,361

Other revenue	$4,208	$5,575

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2009	2008
Wages and employee benefits	$5,415	$5,242
Utilities and communication charges	1,834	2,512
Repairs and maintenance	6,710	4,963
Office, rentals and property taxes	1,674	1,576
Vehicles and fuel costs	267	406
Environmental compliance costs	713	1,235
Other	302	397
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$16,915	$16,331

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2009	2008
Gulf Coast terminals	$5,281	$5,637
Midwest terminals and pipeline system	729	407
Brownsville terminals	2,662	2,932
River terminals	2,663	2,468
Southeast terminals	5,580	4,887

Direct operating costs and expenses	$16,915	$16,331

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Three months ended September 30,
	2009	2008
Accounting and tax expenses	$223	$165
Legal expenses	85	305
Independent director fees and investor relations expenses	60	61
Amortization of deferred equity-based compensation	65	23
Provision for potentially uncollectible accounts receivable	—	159
Income tax expense (benefit)	114	(36)
Other	59	28

Direct general and administrative expenses	$606	$705

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.5 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.7 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.

        For the three months ended September 30, 2009 and 2008, depreciation and amortization expense was approximately $6.5 million and $5.8 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2009	2008
Terminaling services fees, net	$87,983	$82,749
Pipeline transportation fees	3,105	2,833
Management fees and reimbursed costs	1,524	1,430
Other	13,009	17,108

Revenue	$105,621	$104,120

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$38,387	$37,177
Midwest terminals and pipeline system	4,888	4,097
Brownsville terminals	16,354	14,883
River terminals	13,543	14,719
Southeast terminals	32,449	33,244

Revenue	$105,621	$104,120

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

Terminaling Services Fees, Net, by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$32,156	$29,573
Midwest terminals and pipeline system	2,724	2,593
Brownsville terminals	11,134	9,435
River terminals	13,082	14,211
Southeast terminals	28,887	26,937

Terminaling services fees, net	$87,983	$82,749

        Included in terminaling services fees, net for the nine months ended September 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $50.9 million and $47.8 million, respectively, and TransMontaigne Inc. of approximately $5.2 million and $4.4 million, respectively. The increase in terminaling services fees, net includes an increase of approximately $1.6 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $1.5 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.7 million resulting from newly constructed LPG tank capacity placed into service at our Brownsville terminals.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2009	2008
Firm commitments:
External customers	$28,021	$26,630
Affiliates	56,853	52,442

Total	84,874	79,072

Variable:
External customers	3,863	3,904
Affiliates	(754)	(227)

Total	3,109	3,677

Terminaling services fees, net	$87,983	$82,749

        At September 30, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the nine months ended September 30, 2009 were as follows (in thousands):

At September 30, 2009
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$10,391
More than 1 year but less than 3 years remaining	13,560
More than 3 years but less than 5 years remaining	32,496
More than 5 years remaining	28,427

Total firm commitments for the nine months ended September 30, 2009	$84,874

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,518	819
Brownsville terminals	1,587	2,014
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$3,105	$2,833

        Included in pipeline transportation fees for the nine months ended September 30, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $1.5 million and $0.8 million, respectively, and TransMontaigne Inc. of approximately $1.6 million and $2.0 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We also manage and operate for another major oil company two terminals that are adjacent to our Southeast facilities and receive a reimbursement of their proportionate share of operating and maintenance costs. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$45	$118
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,239	1,062
River terminals	—	—
Southeast terminals	240	250

Management fees and reimbursed costs	$1,524	$1,430

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2009	2008
Product gains	$6,156	$9,835
Steam heating fees	2,766	4,119
Product transfer services	560	595
Railcar storage	923	539
Other	2,604	2,020

Other revenue	$13,009	$17,108

        For the nine months ended September 30, 2009 and 2008, we sold approximately 92,300 and 99,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $68 and $112 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.1 million and $1.4 million, respectively.

        Other revenue from steam heating fees decreased approximately $1.4 million due principally to a decrease in utility charges rebilled to customers for the heating of stored products.

        Included in other revenue for the nine months ended September 30, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $8.3 million and $11.2 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $nil, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$6,186	$7,486
Midwest terminals and pipeline system	646	685
Brownsville terminals	2,394	2,372
River terminals	461	508
Southeast terminals	3,322	6,057

Other revenue	$13,009	$17,108

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2009	2008
Wages and employee benefits	$15,832	$15,800
Utilities and communication charges	5,708	7,086
Repairs and maintenance	17,176	14,917
Office, rentals and property taxes	5,031	4,719
Vehicles and fuel costs	748	1,193
Environmental compliance costs	2,387	2,261
Other	1,007	1,142
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$47,889	$47,118

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2009	2008
Gulf Coast terminals	$15,813	$16,786
Midwest terminals and pipeline system	1,769	1,180
Brownsville terminals	8,522	8,567
River terminals	6,379	5,881
Southeast terminals	15,406	14,704

Direct operating costs and expenses	$47,889	$47,118

        Direct general and administrative expenses were as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Accounting and tax expenses	$1,005	$1,240
Legal expenses	570	724
Independent director fees and investor relations expenses	228	382
Amortization of deferred equity-based compensation	119	12
Provision for potentially uncollectible accounts receivable	—	414
Income tax expense	249	103
Other	239	220

Direct general and administrative expenses	$2,410	$3,095

        The allocated general and administrative expenses were approximately $7.5 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.

        The allocated insurance expenses were approximately $2.2 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

        The reimbursement of bonus awards was approximately $0.9 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

        For the nine months ended September 30, 2009 and 2008, depreciation and amortization expense was approximately $19.3 million and $17.3 million, respectively.

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

        Excluding acquisitions, our capital expenditures for the nine months ended September 30, 2009 were approximately $29.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner previously approved capital projects that currently are under construction with estimated completion dates that extend through December 31, 2010. At September 30, 2009, the remaining capital expenditures to complete the approved capital projects are estimated to range from $18 million to $25 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		1H 2010
Port Everglades	Increase light oil and residual oil tank capacity	975,000	4th quarter 2009
	Improve truck rack capacity and functionality		4th quarter 2009
Southeast	Renewable fuels blending functionality		2H 2010

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through September 30, 2010 from Morgan Stanley Capital Group in the range of $3 million to $10 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At September 30, 2009, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At September 30, 2009, our outstanding borrowings were approximately $165 million, resulting in available capacity of approximately $35 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have no less than $20 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At September 30, 2009, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $237.5 million at September 30, 2009). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended				Twelve months ended September 30, 2009
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,546	$14,228	$16,241	$14,357	$59,372
Consolidated funded indebtedness					$165,000
Total leverage ratio and senior secured leverage ratio					2.78x
Consolidated EBITDA for the interest coverage ratio	$14,546	$14,228	$16,241	$14,357	$59,372
Consolidated interest expense, as stipulated in the credit facility	$1,423	$1,275	$1,439	$1,349	$5,486
Interest coverage ratio					10.82x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,546	$14,228	$16,241	$14,357	$59,372
Consolidated interest expense	(1,423)	(1,275)	(1,439)	(1,349)	(5,486)
Amortization of deferred revenue	—	(326)	(562)	(764)	(1,652)
Amounts due under long-term terminaling services agreements, net	(228)	(478)	(386)	25	(1,067)
Change in operating assets and liabilities	(1,596)	3,191	11,017	5,553	18,165

Cash flows provided by operating activities	$11,299	$15,340	$24,871	$17,822	$69,332

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At September 30, 2009, we had outstanding borrowings of approximately $165 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2009, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at September 30, 2009, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.2 million.

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

        For the nine months ended September 30, 2009 and 2008, we sold approximately 92,300 and 99,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $68 and $112 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2009 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
July	625	$21.31	625	6,240
August	625	25.68	625	5,615
September	625	27.00	625	4,990

	1,875	$24.66	1,875

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to non-officer directors of our general partner. Pursuant to the terms of the repurchase program, we anticipate repurchasing annually up to 10,000 common units. During the three months ended September 30, 2009, we repurchased 1,875 common units with approximately $46,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: November 9, 2009	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.