Form 10-K
period 2009-12-31
TransMontaigne Partners L.P.
filed 2010-03-08
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

          The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2009 was $187,417,167.00, computed by reference to the last sale price ($21.00 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 30, 2009.

          The number of the registrant's common limited partner units outstanding on February 26, 2010 was 14,457,066.

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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors" of this annual report, that could cause actual results to differ materially from our expectations include, but are not limited to:

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

  •
  cost reimbursements, which are determined by our general partner, and fees paid to our general partner and its affiliates for services will continue to be substantial;

  •
  the control of our general partner being transferred to a third party without unitholder consent;

  •
  our general partners limited call right may require unitholders to sell their common units at an undesirable time or price;

  •
  our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;

  •
  the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders or our use of a calendar year end for federal income tax purposes; and

  •
  the sale or exchange of 50% or more of our capital and profits interests within a 12-month period would result in a deemed termination of our partnership for income tax purposes.

        We do not intend to update these forward-looking statements except as required by law.

Part I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

        TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne Inc. We commenced operations upon the closing of our initial public offering on May 27, 2005. Effective December 31, 2005, we changed our year end for financial and tax reporting purposes from June 30 to December 31. Effective September 1, 2006, Morgan Stanley Capital Group Inc., which we refer to as Morgan Stanley Capital Group, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. and, as a result, Morgan Stanley, the parent company of Morgan Stanley Capital Group, became the indirect owner of our general partner. Our common units are traded on the New York Stock Exchange under the symbol "TLP." Our principal executive offices are located at 1670 Broadway, Suite 3100, Denver, Colorado 80202; our telephone number is (303) 626-8200. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P. and our wholly owned and controlled operating subsidiaries. References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, and TransMontaigne Partners and its subsidiaries. Unless otherwise indicated in this annual report, references to common units owned by Morgan Stanley or its percentage ownership interest in us do not include common units that may be held in client or customer accounts controlled by affiliates of Morgan Stanley, which Morgan Stanley may be deemed to beneficially own under the federal securities laws.

OVERVIEW

        We are a terminaling and transportation company with operations primarily in the United States along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. We do not purchase or market products that we handle or transport. Therefore, we do not have material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

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
11,203,838 Common Units
Morgan Stanley
450,000 Common Units
100% Ownership Interest
Morgan Stanley Capital Group Inc.
100% Ownership Interest
TransMontaigne Inc.
100% Ownership Interest
TransMontaigne Product Services Inc.
100% Ownership Interest
TransMontaigne Services Inc.
2,803,228 Common Units
75.9% Limited Partner Interest
3.1% Limited Partner Interest
100% Ownership Interest
19.0% Limited Partner Interest
TransMontaigne GP L.L.C.
(the General Partner)
295,042 General Partner Units
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

  •
  Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, seven of which are located in Florida and one of which is located in Mobile, Alabama. These facilities currently have approximately 7.3 million barrels of aggregate active storage capacity.

  •
  Midwest.  Our Midwest facilities consist of a 67-mile, interstate refined products pipeline between Missouri and Arkansas, which we refer to as the Razorback pipeline, and three refined product terminals with approximately 0.6 million barrels of aggregate active storage capacity.

  •
  Brownsville.  Our terminal in Brownsville, Texas has approximately 2.2 million barrels of aggregate active storage capacity, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We operate a bi-directional refined products pipeline for an affiliate of Mexico's state-owned petroleum company for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico. We also own and operate an LPG pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico which we refer to as the Diamondback pipeline. Our Matamoros terminal has approximately 7,000 barrels of aggregate active LPG storage capacity.

  •
  River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.5 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

  •
  Southeast.  Our Southeast facilities consist of 22 refined petroleum products terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 9.1 million barrels.

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

        Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. To initiate the transfer of product, the driver uses an access control card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, additives are injected to conform to government specifications and individual customer requirements. If a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Generally one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

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

Our Operations

        We are a terminaling and transportation company with operations primarily in the United States along the Gulf Coast, in the Midwest, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeast. We use our terminaling facilities to, among other things:

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

  •
  Pipeline Transportation Fees.  We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission, or FERC, regulates the tariff on the Razorback pipeline and the Diamondback pipeline.

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

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2009 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,990,000
Port Everglades-South(1)	377,000
Jacksonville	271,000
Cape Canaveral	701,000
Port Manatee	1,385,000
Fisher Island	673,000
Tampa	694,000
Alabama
Mobile	163,000

Gulf Coast Total	7,254,000

Midwest Facilities
Rogers and Mt. Vernon (aggregate amounts)	406,000
Oklahoma City	158,000

Midwest Total	564,000

Brownsville, Texas Facilities
Brownsville	2,182,000
Matamoros, Mexico	7,000

Brownsville Total	2,189,000

Locations	Active storage capacity (shell bbls)
River Facilities
Arkansas City, AR	418,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	200,000
Henderson, KY	182,000
Louisville, KY	181,000
Owensboro, KY	157,000
Paducah, KY Complex	322,000
Baton Rouge, LA Dock	—
Greenville, MS (Clay Street)	189,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	203,000

River Total	2,494,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	261,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	2,653,000
Collins, MS	141,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	221,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000

Southeast Total	9,088,000

TOTAL CAPACITY	21,589,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

        Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals located in Florida and Alabama. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil and the United States government. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals and by rail at our Jacksonville terminal. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs. Our Mobile, Alabama terminal facility receives and distributes refined product to trucks and barges.

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

        Brownsville, Texas Operations.    In Brownsville, Texas, we own and operate two terminal facilities and the Diamondback pipeline which handle liquid product movements between Mexico and south Texas including refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, third parties engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

        The Diamondback pipeline consists of an 8" pipeline that transports LPG approximately 23 miles from our Brownsville facilities to our Matamoros terminal, with approximately 16 miles located in Texas and approximately 7 miles located in Mexico and a 6" pipeline, which runs parallel to the 8" pipeline, that can be used by us in the future to transport additional LPG or refined products to our Matamoros terminal. The 8" pipeline has a capacity of approximately 7,500 barrels per day. The 6" pipeline has a capacity of approximately 4,300 barrels per day.

        We also operate and maintain the United States portion of a 174-mile bi-directional refined products pipeline owned by PMI Services North America, Inc., an affiliate of Petroleos Mexicanos, or PEMEX, the state-owned, national petroleum company of Mexico. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX's terminal located in Reynosa, Mexico and terminates at PEMEX's refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the approximately 18-mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

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

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing cash distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

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

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, in 2009 we placed newly constructed tanks into service at certain of our Gulf Coast terminals, added ethanol blending functionality at certain of our Southeast terminals and placed additional LPG tankage into service at our Brownsville terminals. We have additional projects in progress to expand our Gulf Coast terminaling capacity and to add additional ethanol blending functionality at certain of our Southeast terminals.

        Maintain a disciplined financial policy.    We will continue to pursue a disciplined financial policy by maintaining a prudent capital structure, managing our exposure to interest rate risk and conservatively managing our cash reserves.

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2010, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2010. Of this firm commitment revenue, approximately 70% was generated under terminaling services agreements with remaining terms of greater than three years at December 31, 2009. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other services we provide that are in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

        We do not have material direct commodity price risk.    Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

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

        Our relationships with TransMontaigne Inc. and Morgan Stanley Capital Group enhance our ability to make strategic acquisitions.    Under the omnibus agreement with TransMontaigne Inc., we have the right to negotiate for the purchase of certain facilities that TransMontaigne Inc. purchases or constructs in the future. In addition, we believe that our relationships with TransMontaigne Inc. and Morgan Stanley Capital Group will provide us with an advantage in acquiring businesses that have an element of commodity price risk or product marketing and distribution risk inherent in their operations. In these circumstances, we expect that Morgan Stanley Capital Group will assume most or all of the direct commodity price exposure and that TransMontaigne Inc. will assume most or all of the risks related to distributing and marketing the product. As a result, we expect to operate the acquired asset infrastructure under terminaling services agreements that will provide us with stable cash flows. Moreover, we believe that the value of any terminaling facilities that we acquire will be enhanced if we can concurrently obtain a terminaling services agreement with TransMontaigne Inc. or Morgan Stanley Capital Group.

        We have the ability to execute cost-effective expansion and asset enhancement opportunities.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In addition, the current expansion of our waterborne terminal capacity at our Gulf Coast terminals may facilitate a significant reduction in freight costs for our customers.

        We have a substantial presence in Florida, which has significant demand for refined petroleum products, and is not currently served by any local refinery or interstate refined product pipeline.    Seven of our terminals serve our customers' operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

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

        Through TransMontaigne Inc. and Morgan Stanley Capital Group, our general partner has access to a knowledgeable management team with significant experience in the energy industry and in executing acquisition and expansion strategies.    The members of our general partner's management team have significant experience with regard to the implementation of acquisition, operating and growth strategies in many facets of the energy industry, including:

  •
  crude oil marketing and transportation;

  •
  natural gas and natural gas liquid gathering, processing, transportation and marketing;

  •
  propane storage, transportation and marketing; and

  •
  refined product storage, transportation and marketing.

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Formed in 1995, TransMontaigne Inc. is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in Olco Petroleum Group Inc., a Canadian petroleum marketing and terminaling company. As of February 26, 2010, TransMontaigne Inc. owned six refined product terminals; one dry bulk product terminal; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units representing limited partner interests equal to approximately 22.1% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

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

Terminaling Services Agreements

        Florida Terminals and Razorback Pipeline System Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.3 million for the contract year ending May 31, 2010 (approximately $36.6 million for the contract year ending May 31, 2011); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided they pay no less than 105% of the fees offered by any third party.

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.1 million for the contract year ending December 31, 2010; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.7 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2010. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At December 31, 2009, we had received payments totaling approximately $17 million and we expect to receive future payments through December 31, 2010 from Morgan Stanley Capital Group in the range of $4 million to $8 million.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent.

        Collins Terminaling Services Agreement—Morgan Stanley Capital Group.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal, with estimated completion to occur on or before May 1, 2011.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group,

Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Collins terminal.

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

        Gulf Coast (Mobile) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

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

        Brownsville LPG Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of LPG storage capacity at our Brownsville facilities.

        Matamoros LPG Terminaling Services Agreement—TransMontaigne Inc.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2010. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Brownsville Terminaling Services Agreements—PMI Trading Limited.    We have multiple terminaling services agreements with PMI Trading Limited, an affiliate of PEMEX, relating to our Brownsville,

Texas facilities that, if not renewed, will expire between August 31, 2010 and June 30, 2016. Under these agreements, PMI agreed to throughput and store at our terminals certain minimum volumes of aviation gasoline, diesel, gasoline, jet fuel, distillate, and natural gas liquids. We also manage and operate an approximately 18-mile bi-directional pipeline on behalf of PMI.

        Brownsville Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas facilities that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils.

        Brownsville Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 168,000 barrels of heavy oil storage capacity at our Brownsville facilities. The current term of the terminaling services agreement expires on January 31, 2012. At the end of the current term, the terminaling services agreement will automatically renew for subsequent two-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term. In September 2009, we entered into an additional terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 147,000 barrels of light oil storage capacity at our Brownsville facilities. Under this agreement, we also agreed to undertake certain capital projects with estimated completion dates through August 1, 2010. The current term of the terminaling services agreement expires five years from the in-service date of certain capital projects. At the end of the current term, the terminaling services agreement will automatically renew for subsequent five-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term.

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

        Brownsville and River Renewable Fuels Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

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

        The control center operates with state-of-the-art System Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, engines, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipeline. Pump stations and meter-measurement points on the pipeline are linked by satellite or telephone communication systems for remote monitoring and control. In addition, our Brownsville, Texas and Collins, Mississippi facilities contain full back-up/redundant disaster recovery systems covering all of our SCADA systems.

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

        We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the "Belle Meade pipeline," owned by and operated for Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the Department of Transportation, or DOT, required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for all pipelines located in the United States, and meet or exceed the corresponding Mexican regulatory requirements for the portion of the Diamondback pipeline located in Mexico.

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

        At our terminals, tanks designed for gasoline storage are equipped with internal or external floating roofs that minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. Our terminal facilities have all required facility response plans, spill prevention and control plans, and other plans and programs to respond to emergencies.

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

Hazardous and Solid Waste

        Our operations are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the EPA as Conditionally Exempt Small Quantity Generators, except for Owensboro, Kentucky, Montvale, Virginia, Paducah, Kentucky and New Albany, Indiana (which are currently classified as Large Quantity Generators, but are expected to be eligible for re-classification as Conditionally Exempt Small Quantity Generators in the near future). Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

        For example, we are currently remediating two sites, one at our facility in Rogers, Arkansas and one at our facility in Owensboro, Kentucky. In October 2006, we experienced a release of product at our Rogers, Arkansas terminal that was caused by human error and did not involve any system malfunctions. Through December 31, 2009, the remediation costs incurred at the Rogers terminal were approximately $3.6 million and we estimate that the total cost for completing the remediation will be between approximately $4.5 million and approximately $5.1 million. In October 2008, we experienced a release of product near our facility in Owensboro, Kentucky due to a leak in a line that connects the terminal's storage capacity to its dock facility. Through December 31, 2009, the remediation costs incurred at the Owensboro terminal were approximately $2.8 million and we estimate that the total cost for completing the remediation will be between approximately $6.1 million and approximately $7.2 million. With respect to the costs of our remediation activity in these two locations, we believe that our share of the total remediation liability, net of probable reimbursements, will not exceed $1.7 million in the aggregate.

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. has agreed to indemnify us for five years after May 27, 2005 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminals and occurring before May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.2 million and approximately $9.2 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $0.6 million and approximately $3.4 million. TransMontaigne Inc.'s remediation liability, net of probable reimbursements, for the Midwest terminals is $nil.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us through December 31, 2011 against certain potential environmental liabilities associated with the operation of the Brownsville and River facilities that occurred on or prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.4 million and approximately $1.6 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us through December 31, 2012, against certain potential environmental liabilities associated with the operation of the Southeast Terminals that occurred on or prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. believes its total remediation liability, net of probable reimbursements, for the Southeast facilities will be between approximately $0.9 million and approximately $1.6 million.

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

        The insurance covers all of our facilities in amounts that we consider to be reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating terminals, pipelines and other facilities. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The damages associated with Hurricane Ike and other recent tropical storms, and their overall effect on the Gulf Coast property insurance industry have adversely impacted the availability and cost of coastal property coverage.

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

Tariff Regulation

        The Razorback pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, and the Diamondback pipeline, which runs between Brownsville, Texas and Matamoros, Mexico, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

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

        In addition to being regulated by the FERC, we are required to maintain a Presidential Permit from the United States Department of State to operate and maintain the Diamondback pipeline, because the pipeline transports petroleum products across the international boundary line between the United States and Mexico. The Department of State's regulations do not affect our rates but do require the agency's approval for the international crossing. We do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified, which we believe to be an unlikely scenario.

Title to Properties

        The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. We have become aware that the location of our Diamondback pipeline deviates from the boundaries of certain easements obtained when the pipeline was built. We currently are investigating the situation and negotiating with individual landowners regarding several of the easements for the Diamondback pipeline in the United States and Mexico. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 19, 2010, TransMontaigne Services Inc. had approximately 588 employees, of whom 315 provide services directly to us. As of February 19, 2010, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

        We have terminaling services agreements that expire on various dates ranging from 2010 to 2016. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminaling services agreement. To the extent a customer does not extend or renew a terminaling services agreement, if we extend or renew such a terminaling services agreement on less favorable terms or if we must incur substantial costs in relation to a new or renegotiated terminaling services agreement, our financial condition and results of operations could be adversely affected.

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

        If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms, or at all.

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

        Our existing senior secured credit facility matures by its terms in December 2011. At December 31, 2009, we had outstanding borrowings of approximately $165.0 million under our senior secured credit facility. Our credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.5% to 2.5% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, and ranging from 0.5% to 1.5% depending on the total leverage ratio in the case of loans with interest rates based on the prime rate. In the event we are required to refinance our senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we are today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

         Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders and capital expenditures. At December 31, 2009, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million, which may be increased by up to an additional $100 million subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. At December 31, 2009, our outstanding borrowings under the senior secured credit facility were approximately $165 million, resulting in available capacity of approximately $35 million. At December 31, 2009, we have capital projects that currently are or will be under construction with estimated completion dates that extend through March 31, 2011, pursuant to which we expect to incur between $29 million and $33 million in remaining capital expenditures. We expect to fund these capital expenditures with additional borrowings under our senior secured credit facility and payments from Morgan Stanley Capital Group in the range of $4 million to $8 million, which are due and payable upon completion of certain of the capital projects. Upon our payment of the remaining capital expenditures to complete the capital projects referred to above, our receipt of payments from Morgan Stanley Capital Group and a reduction in our outstanding borrowings under the senior secured credit facility considering the net proceeds and cash contribution of approximately $52.1 million from our January 15, 2010 equity offering, we currently expect to have approximately $60 million in available capacity under our senior secured credit facility. If we cannot obtain adequate financing to complete the approved capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

         Morgan Stanley Capital Group, which is our largest customer and controls our general partner, is owned by Morgan Stanley. On September 21, 2008, Morgan Stanley became a bank holding company under applicable federal banking law and regulations, which impose regulatory limitations on Morgan Stanley's ability to conduct certain nonbanking activities or retain or make certain investments. If the Board of Governors of the Federal Reserve System, or the FRB, determines that any of our activities or investments would be impermissible under the Bank Holding Company Act, or BHC Act, and Morgan Stanley is unable to obtain relief from the FRB within the statutory two-year grace period, with the possibility of three one-year extensions, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment, or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period.

        On September 21, 2008, Morgan Stanley obtained the approval of the Board of Governors of the Federal Reserve System, or the FRB, to become a bank holding company. Two days later, Morgan Stanley became a financial holding company under the BHC Act. As a financial holding company, Morgan Stanley will be able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity. The BHC Act, by its terms, provides any company, such as Morgan Stanley, that becomes a financial holding company a two-year grace period to conform its existing nonfinancial activities and investments to the requirements of the BHC Act with the possibility of three one-year extensions. The BHC Act grandfathers "activities related to the trading, sale or investment in commodities and underlying physical properties," provided that Morgan Stanley conducted any such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions are reasonably in the control of Morgan Stanley. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

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

        Upon becoming a financial holding company, Morgan Stanley became subject to the consolidated supervision and regulation of the FRB. As a result, our general partner, which is an indirectly wholly owned subsidiary of Morgan Stanley, and the Partnership are now also subject to such supervision and regulation. In addition, the statutes and regulations governing the activities of financial holding companies are subject to change from time to time. We are currently unable to predict whether becoming subject to the consolidated supervision and regulation affecting Morgan Stanley as a financial holding company, or any future changes in the statutes and regulations governing the activities of financial holding companies, will have a material impact on us, or what any such impact may be.

        We are currently unable to predict whether the FRB will conclude that certain of our activities or investments will not be deemed permissible under the BHC Act. We are therefore unable to predict whether Morgan Stanley would be required to cause us to discontinue any such activities or investments, or whether Morgan Stanley would be required to transfer control of our general partner to an unaffiliated third party. We are, therefore, also unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operation. We also cannot currently predict whether, if Morgan Stanley is required to transfer control of our general partner to an unaffiliated third party, it would materially affect our relationship with Morgan Stanley Capital Group, or materially adversely affect our results of operations or financial condition. In addition, the uncertainty surrounding our future relationship with Morgan Stanley may suppress the market value of our common units.

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

        For example, effective December 31, 2007, we acquired the Diamondback Pipeline running from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements. In late 2008 and early 2009, we were notified that the location of the pipeline deviates in certain respects from the easements granted in connection with its construction. We are continuing to investigate the situation and negotiate with individual landowners regarding several of the easements for the pipelines in the United States and Mexico. In the event we are unable to correct the easements and are instead required to relocate a portion of the Diamondback pipeline to conform with the current easements, we could incur significant costs and our results of operations and cash flows may be adversely affected.

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

         A significant decrease in demand for refined products due to price volatility or adverse economic conditions may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

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

        The contraction in the global financial and credit markets in 2008 and 2009 has adversely affected the liquidity of many large financial institutions and may affect other businesses in the future. In part, these conditions have reduced the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers' ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in use of our tank capacity or the throughput of refined product at our terminal facilities. In the current economic climate, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

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

  •
  acts of terrorism or vandalism.

        If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons. For example, in October 2008 we experienced a release of product at our facility in Owensboro, Kentucky, which we anticipate will result in approximately $0.9 million in unreimbursed environmental remediation costs and product losses. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

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

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 22.5% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

        Additionally, any or all of the provisions of our omnibus agreement with TransMontaigne Inc., other than the indemnification provisions, will be terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and common units held by our general partner and its affiliates are not voted in favor of that removal. Cause is narrowly defined in the omnibus agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

  •
  Our general partner may use an amount, equal to $33.2 million as of December 31, 2009, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions, $10.3 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2009, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $10.0 million, an additional insurance reimbursement of approximately $2.9 million and $1.2 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The Omnibus Agreement expires on December 31, 2014, subject to our right to extend the agreement for an additional seven years if Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals. If we are unable to renew the Omnibus Agreement on terms that are satisfactory to us or if we are required to pay a higher administrative fee, our results of operations and financial condition could be adversely affected.

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

         Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 26, 2010, affiliates of our general partner own approximately 22.5% of our aggregate outstanding common units representing limited partner interests.

Tax Risks

         Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity-level taxation by states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

        The anticipated after-tax benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes.

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. In such a circumstance, distributions to our unitholders would generally be taxed again as corporate distributions (if such distributions were less than our earnings and profits) and no income, gains, losses, deductions or credits would flow through to our unitholders. Imposition of a corporate tax would substantially reduce our cash flows and after-tax return to our unitholders. This likely would cause a substantial reduction in the value of the common units.

        Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the qualifying income requirements, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under

Section 7704(d) of the Internal Revenue Code and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

        In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2009, we recognized a liability of approximately $150,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

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

         We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        For administrative purposes and consistent with other publicly traded partnerships, we generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

         A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

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

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On February 26, 2010, there were approximately 29 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2008 through March 31, 2008	$24.88	$32.10
April 1, 2008 through June 30, 2008	$25.69	$32.85
July 1, 2008 through September 30, 2008	$15.95	$27.47
October 1, 2008 through December 31, 2008	$11.27	$21.39
January 1, 2009 through March 31, 2009	$13.23	$20.29
April 1, 2009 through June 30, 2009	$16.60	$23.51
July 1, 2009 through September 30, 2009	$20.33	$28.66
October 1, 2009 through December 31, 2009	$23.32	$29.07

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2008 through March 31, 2008	$0.57
April 1, 2008 through June 30, 2008	$0.58
July 1, 2008 through September 30, 2008	$0.59
October 1, 2008 through December 31, 2008	$0.59
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59

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

Distributions of Available Cash During and After the Subordination Period

        Prior to the expiration of the subordination period or the earlier conversion of the subordinated units following satisfaction of the financial tests set forth in the partnership agreement, which occurred on November 13, 2009 with respect to the quarter ended September 30, 2009 as described below, the common units were entitled to receive distributions from operating surplus of $0.40 per unit per quarter, which we refer to as the minimum quarterly distribution, or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units.

        During the subordination period, we were required to make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

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

        On November 13, 2008, approximately 0.8 million subordinated units converted into an equal number of common units. On May 7, 2009, approximately 0.8 million subordinated units converted into an equal number of common units. On November 13, 2009, the remaining approximately 1.7 million subordinated units converted into an equal number of common units. After each such conversion, the newly issued common units participate pro rata with the other common units in distributions of available cash. Accordingly, we make distributions of available cash for any quarter after the subordination period or the earlier conversion of the subordinated units in the following manner:

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

Common Unit Repurchases for the quarter ended December 31, 2009

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2009.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	625	$26.76	625	4,365
November	625	$25.86	625	3,740
December	625	$25.95	625	3,115

	1,875	$26.19	1,875

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. long-term incentive plan to independent directors of our general partner. Pursuant to the terms of the repurchase plan, we anticipate repurchasing annually up to 10,000 common units. During the three months ended December 31, 2009, we repurchased 1,875 common units with approximately $49,000 of aggregate market value for this purpose. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. long-term incentive plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the four-year period ended December 31, 2009, six months ended December 31, 2005 and year ended June 30, 2005, has been derived from our consolidated financial statements. We adopted a December 31 year end for financial and tax reporting purposes effective December 31, 2005; we previously maintained a June 30 year end. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,				Six Months Ended December 31,	Year ended June 30,
	2009	2008(5)	2007	2006(3)(4)	2005(1)(2)	2005
	(dollars in thousands)
Statement of Operations Data:
Revenue	$142,547	$138,140	$131,651	$71,669	$22,908	$36,093
Direct operating costs and expenses	(64,968)	(61,850)	(60,686)	(32,508)	(7,896)	(15,175)
Direct general and administrative expenses	(3,242)	(4,138)	(2,991)	(6,453)	(1,267)	(79)
Allocated general and administrative expenses	(10,040)	(10,030)	(9,901)	(5,431)	(1,588)	(2,800)
Allocated insurance expense	(2,900)	(2,835)	(2,837)	(1,525)	(500)	(1,000)
Reimbursement of bonus awards	(1,237)	(1,500)	(1,125)	—	—	—
Depreciation and amortization	(26,306)	(23,316)	(21,432)	(11,750)	(3,461)	(6,154)
Gain on disposition of assets, net	1	2	—	—	—	—

Operating income	33,855	34,473	32,679	14,002	8,196	10,885
Other income (expense):
Interest income	7	38	214	37	4	—
Interest expense	(5,486)	(6,007)	(6,515)	(3,356)	(969)	(167)
Amortization of deferred financing costs	(598)	(599)	(1,236)	(810)	(92)	(15)
Unrealized loss on derivative instrument	(562)	(2,128)	—	—	—	—
Foreign currency transaction gain (loss)	36	(179)	—	—	—	—

Net earnings	$27,252	$25,598	$25,142	$9,873	$7,139	$10,703

Other Financial Data:
Net cash provided by operating activities	$72,045	$53,488	$56,406	$25,251	$7,833	$18,517
Net cash (used in) investing activities	$(37,742)	$(53,406)	$(155,550)	$(163,797)	$(3,042)	$(3,686)
Net cash provided by (used in) financing activities	$(32,534)	$3,200	$97,286	$141,310	$(4,334)	$(14,592)
Balance Sheet Data:
Property, plant and equipment, net	$459,598	$447,753	$417,827	$401,613	$125,884	$116,281
Total assets	$515,535	$507,039	$460,818	$441,684	$131,036	$119,573
Long-term debt	$165,000	$165,500	$132,000	$189,621	$28,000	$28,307
Partners' equity	$303,125	$307,579	$312,830	$245,331	$100,013	$87,425

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

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2009, our operations are composed of:

  •
  seven refined product terminals located in Florida, with an aggregate active storage capacity of approximately 7.1 million barrels, that provide integrated terminaling services to Marathon, Morgan Stanley Capital Group, other distribution and marketing companies and the United States government;

  •
  one refined product terminal located in Mobile, Alabama with aggregate active storage capacity of approximately 163,000 barrels that provides integrated terminaling services to TransMontaigne Inc.;

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

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.5 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 9.1 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 65%, 64% and 59% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Midwest and Southeast regions. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. TransMontaigne Inc. and Morgan Stanley Capital Group currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc. and Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from TransMontaigne Inc. and Morgan Stanley Capital Group for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. As a result of

Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22.1% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2009

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

        On February 26, 2009, Javed Ahmed notified the board of directors of our general partner of his intention to resign from the boards of directors of our general partner and TransMontaigne Inc., each to be effective March 31, 2009. The resignations follow Mr. Ahmed's decision on February 9, 2009 to resign as a Managing Director of Morgan Stanley effective May 10, 2009. To fill the vacancy resulting from Mr. Ahmed's resignation, on March 3, 2009, we announced the appointment of Randall P. O'Connor to serve as a member of the board of directors of our general partner, effective March 31, 2009. Mr. O'Connor is a Managing Director at Morgan Stanley, working in the firm's Commodities Group and currently serves as head of the Strategic Transactions Group.

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

        On October 16, 2009, we announced a distribution of $0.59 per unit for the period from July 1, 2009 through September 30, 2009, payable on November 10, 2009 to unitholders of record on October 30, 2009.

        On November 13, 2009, the remaining approximately 1.7 million subordinated units converted into an equal number of common units.

SUBSEQUENT DEVELOPMENTS

        On January 15, 2010, we announced a distribution of $0.59 per unit for the period from October 1, 2009 through December 31, 2009, payable on February 9, 2010 to unitholders of record on January 29, 2010.

        On January 6, 2010, Duke R. Ligon notified Partners of his intention to resign from the board of directors of our general partner, effective January 7, 2010. To fill the vacancy resulting from Mr. Ligon's resignation, the board of directors appointed Henry M. Kuchta to serve as an independent member of the board of directors of our general partner, effective January 7, 2010. Mr. Kuchta was also appointed to serve as a member of the Audit Committee and Conflicts Committee of our general partner, also effective January 7, 2010.

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.1 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.2 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our senior secured credit facility.

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

        Allowance for Doubtful Accounts.    At December 31, 2009, our allowance for doubtful accounts was approximately $0.4 million. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Accrued Environmental Obligations.    At December 31, 2009, we have an accrued liability of approximately $5.6 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne Inc., TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne Inc., up to a maximum liability (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River terminals acquired on December 29, 2006, and not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007) for these indemnification obligations.

        Goodwill.    At December 31, 2009, the carrying amount of our goodwill was approximately $24.7 million. Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). At December 31, 2009, our reporting units with goodwill were the Brownsville terminal and the River terminals. Approximately $16.2 million of the goodwill was assigned to our Brownsville terminal and approximately $8.5 million was assigned to our River terminals (see Note 7 of Notes to consolidated financial statements). Management exercises judgment in determining the estimated fair values of the Partnership's reporting units. At December 31, 2009, we estimated the fair value of our reporting units using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions would be consistent with those used by market participants (that is, potential buyers of the reporting unit) at December 31, 2009. The cash flows represented our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. The cash flows did not anticipate future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2009. The cash flows attributed to our reporting units included only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows because market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). At December 31, 2009, the fair value of our reporting units with goodwill exceeded their carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2009. A significant decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

        In reviewing our historical results of operations, you should be aware that the accompanying consolidated financial statements include the assets, liabilities and results of operations of certain TransMontaigne Inc. terminal operations prior to their acquisition by us from TransMontaigne Inc. The results of operations of TransMontaigne Inc.'s terminals prior to being acquired by us are reflected in the accompanying consolidated financial statements as being attributable to TransMontaigne Inc. ("Predecessor"). The acquired assets and liabilities have been recorded at TransMontaigne Inc.'s carryover basis. On December 31, 2007, we acquired from TransMontaigne Inc. 22 terminals along the Colonial and Plantation pipelines (the "Southeast terminals") for a cash payment of approximately $118.6 million. The acquisition of terminal operations from TransMontaigne Inc. have been accounted for as transactions among entities under common control and, accordingly, prior periods include the activity of the acquired terminal operations since September 1, 2006 (the date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc.) for acquisitions made by us on or after September 1, 2006.

        The historical results of operations reflect the impact of the following acquisitions:

  •
  The purchase of the Southeast terminals by Morgan Stanley Capital Group, completed in September 2006 when it acquired TransMontaigne Inc., and subsequent acquisition by us from TransMontaigne Inc. in December 2007; and

  •
  Our December 2007 acquisition from Rio Vista Energy Partners L.P. ("Rio Vista") of a terminal facility in Matamoros, Mexico, the Diamondback pipeline from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas, or LPG, to Mexico's state-owned petroleum company.

        Selected results of operations data for each of the quarters in the years ended December 31, 2009, 2008 and 2007, are summarized below (in thousands):

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Revenue	$34,402	$35,849	$35,370	$36,926	$142,547
Direct operating costs and expenses	(15,544)	(15,430)	(16,915)	(17,079)	(64,968)
Direct general and administrative expenses	(1,099)	(705)	(606)	(832)	(3,242)
Allocated general and administrative expenses	(2,510)	(2,510)	(2,510)	(2,510)	(10,040)
Allocated insurance expense	(725)	(725)	(725)	(725)	(2,900)
Reimbursement of bonus awards	(309)	(309)	(309)	(310)	(1,237)
Depreciation and amortization	(6,355)	(6,450)	(6,541)	(6,960)	(26,306)
Gain on disposition of assets	—	1	—	—	1

Operating income	7,860	9,721	7,764	8,510	33,855
Other expense, net	(1,438)	(1,812)	(2,065)	(1,288)	(6,603)

Net earnings	$6,422	$7,909	$5,699	$7,222	$27,252

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
Revenue	$33,824	$35,092	$35,204	$34,020	$138,140
Direct operating costs and expenses	(15,467)	(15,320)	(16,331)	(14,732)	(61,850)
Direct general and administrative expenses	(1,073)	(1,317)	(705)	(1,043)	(4,138)
Allocated general and administrative expenses	(2,507)	(2,508)	(2,508)	(2,507)	(10,030)
Allocated insurance expense	(713)	(704)	(708)	(710)	(2,835)
Reimbursement of bonus awards	(375)	(375)	(375)	(375)	(1,500)
Depreciation and amortization	(5,733)	(5,772)	(5,794)	(6,017)	(23,316)
Gain on disposition of assets	—	—	—	2	2

Operating income	7,956	9,096	8,783	8,638	34,473
Other expense, net	(1,754)	(1,471)	(1,819)	(3,831)	(8,875)

Net earnings	$6,202	$7,625	$6,964	$4,807	$25,598

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Year ended December 31, 2007
Revenue	$32,700	$32,204	$31,921	$34,826	$131,651
Direct operating costs and expenses	(13,945)	(15,262)	(14,414)	(17,065)	(60,686)
Direct general and administrative expenses	(894)	(461)	(288)	(1,348)	(2,991)
Allocated general and administrative expenses	(2,456)	(2,467)	(2,489)	(2,489)	(9,901)
Allocated insurance expense	(717)	(717)	(717)	(686)	(2,837)
Reimbursement of bonus awards	—	(375)	(375)	(375)	(1,125)
Depreciation and amortization	(4,965)	(5,430)	(5,481)	(5,556)	(21,432)

Operating income	9,723	7,492	8,157	7,307	32,679
Other expense, net	(3,911)	(3,279)	(242)	(105)	(7,537)

Net earnings	$5,812	$4,213	$7,915	$7,202	$25,142

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Terminaling services fees, net	$118,024	$111,313	$109,906
Pipeline transportation fees	4,375	4,020	1,996
Management fees and reimbursed costs	2,124	1,905	1,724
Other	18,024	20,902	18,025

Revenue	$142,547	$138,140	$131,651

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$52,123	$49,315	$44,669
Midwest terminals and pipeline system	6,711	5,476	5,797
Brownsville terminals	22,258	20,693	15,672
River terminals	17,395	19,606	19,511
Southeast terminals	44,060	43,050	46,002

Revenue	$142,547	$138,140	$131,651

        Total revenue by business segment is presented and further analyzed below by category of revenue. In addition to the detailed discussion and analysis of revenue by category and business segment, our results of operations reflect:

  •
  Our acquisition, effective December 31, 2007, of the Southeast terminals, which are included in our results of operations for the entirety of 2007 because the acquisition is accounted for as a transaction among entities under common control; and

  •
  Our acquisition of the Mexican LPG operations from Rio Vista, effective December 31, 2007, which are included in our results of operations from such date. For the years ended December 31, 2009, 2008 and 2007, revenue attributable to our Brownsville terminals included revenue from the Mexican LPG operations of approximately $1.5 million, $2.1 million and $nil, respectively.

        Terminaling Services Fees, Net.    Pursuant to terminaling services agreements with our customers, which range from one month to ten years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds, and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by business segments were as follows (in thousands):

	Terminaling Services Fees, Net, by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$43,798	$39,750	$38,555
Midwest terminals and pipeline system	3,640	3,466	2,976
Brownsville terminals	14,755	13,103	11,799
River terminals	16,864	18,868	18,942
Southeast terminals	38,967	36,126	37,634

Terminaling services fees, net	$118,024	$111,313	$109,906

        The increase in terminaling services fees, net for the year ended December 31, 2009 as compared to the year ended December 31, 2008 includes an increase of approximately $2.9 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $2.2 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.7 million resulting from newly constructed LPG tank capacity placed into service at our Brownsville terminals.

        In connection with our acquisition of the Mexican LPG operations, we amended the existing LPG terminaling services agreement with TransMontaigne Inc., resulting in a decrease in the rates charged to TransMontaigne Inc. on volumes throughput at the Brownsville LPG terminal in exchange for an increase in pipeline transportation fees related to the volume of product transported through the Diamondback pipeline. For the years ended December 31, 2009 and 2008, the change in the rates charged on volumes throughput at the Brownsville LPG terminal resulted in a reduction of approximately $(0.9) million and $(0.8) million, respectively, of terminaling services fees, net.

        Included in terminaling services fees, net for the years ended December 31, 2009, 2008 and 2007 are fees charged to Morgan Stanley Capital Group of approximately $69.7 million, $63.9 million and $27.1 million, respectively, and fees charged to TransMontaigne Inc. of approximately $7.0 million, $6.3 million and $36.1 million, respectively. Effective January 1, 2008, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast facilities that replaced certain capacity previously utilized by TransMontaigne Inc. The increase in fees charged to Morgan Stanley Capital Group therefore offset the decrease in fees charged to TransMontaigne Inc.

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

	Firm Commitments and Variable Revenue
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Firm commitments:
External customers	$36,341	$35,816	$38,394
Affiliates	77,633	70,574	34,716

Total	113,974	106,390	73,110

Variable:
External customers	4,870	5,287	8,321
Affiliates	(820)	(364)	28,475

Total	4,050	4,923	36,796

Terminaling services fees, net	$118,024	$111,313	$109,906

        Under the terminaling services agreement we entered into with Morgan Stanley Capital Group, effective January 1, 2008, Morgan Stanley Capital Group agreed to throughput a minimum volume of product at our Southeast facilities resulting in affiliated "firm commitments" during the year ended December 31, 2008. The Morgan Stanley Capital Group terminaling services agreement replaced certain capacity utilized under our prior terminaling services agreement with TransMontaigne Inc. related to our Southeast facilities. The terms of the previous agreement with TransMontaigne Inc. resulted in affiliated "variable" revenue during the year ended December 31, 2007.

        At December 31, 2009, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2009 were as follows (in thousands):

At December 31, 2009
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$13,434
More than 1 year but less than 3 years remaining	21,200
More than 3 years but less than 5 years remaining	77,762
More than 5 years remaining	1,578

Total firm commitments for the year ending December 31, 2009	$113,974

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

	Pipeline Transportation Fees by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,981	1,130	1,996
Brownsville terminals	2,394	2,890	—
River terminals	—	—	—
Southeast terminals	—	—	—

Pipeline transportation fees	$4,375	$4,020	$1,996

        Effective December 31, 2007, we acquired the Mexican LPG operations, including the Diamondback pipeline, from Rio Vista. For the year ended December 31, 2009 and 2008, the Mexican LPG operations generated approximately $2.4 million and $2.9 million, respectively, of pipeline transportation fees attributable to our Brownsville terminals.

        Included in pipeline transportation fees for the years ended December 31, 2009, 2008 and 2007 are fees charged to Morgan Stanley Capital Group of approximately $2.0 million, $1.1 million and $1.0 million, respectively, and fees charged to TransMontaigne Inc. of approximately $2.4 million, $2.9 million and $1.0 million, respectively.

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

	Management Fees and Reimbursed Costs by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$63	$141	$165
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	1,739	1,449	1,171
River terminals	—	—	—
Southeast terminals	322	315	388

Management fees and reimbursed costs	$2,124	$1,905	$1,724

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

	Principal Components of Other Revenue
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Product gains	$8,927	$11,272	$10,509
Steam heating fees	3,828	5,389	4,391
Product transfer services	766	762	679
Railcar handling	1,022	865	567
Other	3,481	2,614	1,879

Other revenue	$18,024	$20,902	$18,025

        For the years ended December 31, 2009, 2008 and 2007, we sold approximately 130,000, 139,000 and 134,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $72, $97 and $78 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.5 million and $2.2 million, respectively, representing our rebate liability.

        Other revenue from steam heating fees decreased during the year ended December 31, 2009 as compared to the year ended December 31, 2008 by approximately $1.6 million due principally to a decrease in utility charges rebilled to customers for the heating of stored products.

        Included in other revenue for the years ended December 31, 2009, 2008 and 2007 are amounts charged to Morgan Stanley Capital Group of approximately $11.5 million, $13.2 million and $2.9 million, respectively, and amounts charged to TransMontaigne Inc. of approximately $0.2 million, $0.1 million and $8.9 million, respectively. The increase in amounts charged to Morgan Stanley Capital Group, and the corresponding decrease in amounts charged to TransMontaigne Inc., primarily resulted from the shift of the terminaling services agreement for the Southeast terminals, formerly with TransMontaigne Inc. to Morgan Stanley Capital Group.

        The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$8,262	$9,424	$5,949
Midwest terminals and pipeline system	1,090	880	825
Brownsville terminals	3,370	3,251	2,702
River terminals	531	738	569
Southeast terminals	4,771	6,609	7,980

Other revenue	$18,024	$20,902	$18,025

 ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Wages and employee benefits	$21,370	$20,786	$18,189
Utilities and communication charges	7,642	9,304	7,290
Repairs and maintenance	23,952	19,725	22,116
Office, rentals and property taxes	6,307	6,103	5,989
Vehicles and fuel costs	1,050	1,507	2,575
Environmental compliance costs	3,319	2,989	3,754
Other	1,328	1,436	824
Less—property and environmental insurance recoveries	—	—	(51)

Direct operating costs and expenses	$64,968	$61,850	$60,686

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses by Business Segment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast terminals	$20,986	$21,774	$18,711
Midwest terminals and pipeline system	2,428	1,500	2,519
Brownsville terminals	11,916	11,510	9,039
River terminals	8,912	7,858	6,716
Southeast terminals	20,726	19,208	23,701

Direct operating costs and expenses	$64,968	$61,850	$60,686

        Effective December 31, 2007, we acquired the Southeast terminals from TransMontaigne Inc. The Southeast terminals are included in our results of operations for the entirety of 2007 because the acquisition is accounted for as a transaction among entities under common control.

        Effective December 31, 2007, we acquired the Mexican LPG operations from Rio Vista. For the years ended December 31, 2009, 2008 and 2007, the Mexican LPG operations incurred approximately $0.7 million, $0.8 million and $nil, respectively, of direct operating costs and expenses attributable to our Brownsville terminals.

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and amortization of deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Direct General and Administrative Expenses
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Accounting and tax expenses	$1,368	$1,799	$1,268
Legal expenses	747	1,087	1,054
Independent director fees and investor relations expenses	285	447	322
Amortization of deferred equity-based compensation	213	35	66
Provision for potentially uncollectible accounts receivable	—	289	83
Other	629	481	198

Direct general and administrative expenses	$3,242	$4,138	$2,991

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 were approximately $10.0 million, $10.0 million and $9.9 million, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expense for the years ended December 31, 2009, 2008 and 2007 were approximately $2.9 million, $2.8 million and $2.8 million, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.2 million, $1.5 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Depreciation and amortization for the years ended December 31, 2009, 2008 and 2007 were approximately $26.3 million, $23.3 million and $21.4 million, respectively.

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

        Excluding acquisitions, our capital expenditures for the year ended December 31, 2009 were approximately $37.7 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner approved capital projects that currently are or will be under construction with estimated completion dates that extend through March 31, 2011. At December 31, 2009, the remaining capital expenditures to complete the approved capital projects are estimated to range from $29 million to $33 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		1st half 2010
Southeast	Renewable fuels blending functionality		2nd half 2010
Brownsville	Build truck rack		2nd half 2010
Collins/Purvis	Increase light oil tank capacity	700,000	1st half 2011

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through December 31, 2010 from Morgan Stanley Capital Group in the range of $4 million to $8 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At December 31, 2009, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At December 31, 2009, our outstanding borrowings were approximately $165 million, resulting in available capacity of approximately $35 million. Upon payment of the remaining capital expenditures to complete the approved capital projects, receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects and a reduction in our outstanding borrowings under the senior secured credit facility considering the net proceeds and cash contribution of approximately $52.1 million from our January 15, 2010 equity offering, we currently expect to have approximately $60 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At December 31, 2009, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $241.6 million at December 31, 2009). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended
					Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,228	$16,241	$14,357	$15,583	$60,409
Consolidated funded indebtedness					$165,000
Total leverage ratio and senior secured leverage ratio					2.73x
Consolidated EBITDA for the interest coverage ratio	$14,228	$16,241	$14,357	$15,583	$60,409
Consolidated interest expense, as stipulated in the credit facility	$1,275	$1,439	$1,349	$1,416	$5,479
Interest coverage ratio					11.03x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,228	$16,241	$14,357	$15,583	$60,409
Consolidated interest expense	(1,275)	(1,439)	(1,349)	(1,416)	(5,479)
Amortization of deferred revenue	(326)	(562)	(764)	(809)	(2,461)
Amounts due under long-term terminaling services agreements, net	(478)	(386)	25	(627)	(1,466)
Change in operating assets and liabilities	3,191	11,017	5,553	1,281	21,042

Cash flows provided by operating activities	$15,340	$24,871	$17,822	$14,012	$72,045

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.1 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.2 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our senior secured credit facility.

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2009 are as follows (in thousands):

	Years ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Additions to property, plant and equipment under contract	$5,502	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,509	1,433	812	717	621	5,804
Long-term debt	—	165,000	—	—	—	—
Interest expense on debt(1)	6,600	6,600	—	—	—	—

Total contractual obligations to be settled in cash	$13,611	$173,033	$812	$717	$621	$5,804

(1)
Assumes that our outstanding long-term debt at December 31, 2009 remains outstanding until its maturity date and we incur interest expense at 4.0%, which considers the effect of our interest rate swaps.

        Off-Balance Sheet Arrangements.    At December 31, 2009, our outstanding letters of credit were $nil.

        See Notes 2, 9, 10, 11 and 14 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2009, we had outstanding borrowings of $165.0 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2009, we were party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at December 31, 2009, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.2 million.

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

        For the years ended December 31, 2009, 2008 and 2007, we sold approximately 130,000, 139,000 and 134,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $72, $97 and $78 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2009, the Partnership adopted Emerging Issues Task Force Issue 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships (FASB Accounting Standards Codification 260).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransMontaigne Partners L.P. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 8, 2010

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,568	$4,795
Trade accounts receivable, net	6,317	6,694
Due from TransMontaigne Inc.	—	761
Due from Morgan Stanley Capital Group	2,148	5,641
Other current assets	7,706	8,870

Total current assets	22,739	26,761
Property, plant and equipment, net	459,598	447,753
Goodwill	24,682	24,667
Other assets, net	8,516	7,858

	$515,535	$507,039

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,007	$7,327
Due to TransMontaigne Inc.	168	—
Accrued liabilities	19,235	21,814

Total current liabilities	30,410	29,141
Other liabilities	17,000	4,819
Long-term debt	165,000	165,500

Total liabilities	212,410	199,460

Partners' equity:
Common unitholders (12,444,566 and 9,952,867 units issued and outstanding at December 31, 2009 and 2008, respectively)	249,160	249,264
Subordinated unitholders (nil and 2,491,699 units issued and outstanding at December 31, 2009 and 2008, respectively)	—	4,449
General partner interest (2% interest with 253,971 equivalent units outstanding at December 31, 2009 and 2008, respectively)	54,434	54,450
Accumulated other comprehensive loss	(469)	(584)

Total partners' equity	303,125	307,579

	$515,535	$507,039

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenue:
External customers	$49,697	$50,705	$54,711
Affiliates	92,850	87,435	76,940

	142,547	138,140	131,651
Costs and expenses:
Direct operating costs and expenses	(64,968)	(61,850)	(60,686)
Direct general and administrative expenses	(3,242)	(4,138)	(2,991)
Allocated general and administrative expenses	(10,040)	(10,030)	(9,901)
Allocated insurance expense	(2,900)	(2,835)	(2,837)
Reimbursement of bonus awards	(1,237)	(1,500)	(1,125)
Depreciation and amortization	(26,306)	(23,316)	(21,432)
Gain on disposition of assets	1	2	—

Operating income	33,855	34,473	32,679

Other income (expenses):
Interest income	7	38	214
Interest expense	(5,486)	(6,007)	(6,515)
Amortization of deferred financing costs	(598)	(599)	(1,236)
Unrealized loss on derivative instrument	(562)	(2,128)	—
Foreign currency transaction gain (loss)	36	(179)	—

Total other income (expenses), net	(6,603)	(8,875)	(7,537)

Net earnings	27,252	25,598	25,142
Less:
Net earnings attributable to predecessor	—	—	(10,044)
Earnings allocable to general partner interest including incentive distribution rights	(2,451)	(2,226)	(757)

Net earnings allocable to limited partners	$24,801	$23,372	$14,341

Net earnings per limited partner unit—basic	$1.99	$1.88	$1.38

Net earnings per limited partner unit—diluted	$1.99	$1.88	$1.38

Weighted average limited partner units outstanding—basic	12,438	12,442	10,400

Weighted average limited partner units outstanding—diluted	12,441	12,442	10,401

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

(Dollars in thousands)

	Predecessor	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2006	$167,466	$72,852	$10,427	$(5,414)	$—	$245,331
Proceeds from secondary offering of 5,149,800 common units, net of underwriters' discounts and offering expenses of $9,567	—	179,946	—	—	—	179,946
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	—	3,867	—	3,867
Contribution by TransMontaigne Inc. of capital improvements to the Brownsville and River terminals	—	—	—	6,273	—	6,273
Distributions to unitholders	—	(12,712)	(6,311)	(656)	—	(19,679)
Amortization of deferred equity-based compensation related to restricted phantom units	—	66	—	—	—	66
Repurchase of 1,680 common units by our long-term incentive plan	—	(54)	—	—	—	(54)
Acquisition of Southeast terminals from Predecessor in exchange for $118.6 million	(168,047)	—	—	49,448	—	(118,599)
Distributions and repayments, net to Predecessor	(9,463)	—	—	—	—	(9,463)
Net earnings for year ended December 31, 2007	10,044	10,616	3,725	757	—	25,142

Balance December 31, 2007	—	250,714	7,841	54,275	—	312,830
Distributions to unitholders	—	(20,636)	(7,509)	(2,051)	—	(30,196)
Amortization of deferred equity-based compensation related to restricted phantom units	—	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	—	(49)	—	—	—	(49)
Repurchase of 4,180 common units by our long-term incentive plan	—	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	—	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	—	17,514	5,858	2,226	—	25,598
Foreign currency translation adjustments	—	—	—	—	(584)	(584)

Comprehensive income						25,014

Balance December 31, 2008	—	249,264	4,449	54,450	(584)	307,579
Distributions to unitholders	—	(24,514)	(4,900)	(2,467)	—	(31,881)
Amortization of deferred equity-based compensation related to restricted phantom units	—	213	—	—	—	213
Repurchase of 6,885 common units by our long-term incentive plan	—	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	—	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	—	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	—	115	115

Comprehensive income						27,367

Balance December 31, 2009	$—	$249,160	$—	$54,434	$(469)	$303,125

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net earnings	$27,252	$25,598	$25,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,306	23,316	21,432
Gain on disposition of assets	(1)	—	—
Amortization of deferred equity-based compensation	213	84	66
Reversal of previously recognized equity-based compensation	—	(49)	—
Amortization of deferred financing costs	598	599	1,236
Amortization of deferred revenue	(2,461)	—	—
Amounts due under long-term terminaling services agreements, net	(1,466)	(1,425)	(724)
Unrealized loss on derivative instrument	562	2,128	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	377	(2,285)	(2,796)
Due from TransMontaigne Inc.	896	1,169	3,385
Due from Morgan Stanley Capital Group.	18,069	(1,093)	—
Other current assets	1,174	188	(1,772)
Trade accounts payable	3,684	4,788	(102)
Accrued liabilities	(3,158)	470	10,539

Net cash provided by operating activities	72,045	53,488	56,406

Cash flows from investing activities:
Acquisition of terminal facilities, net of cash acquired	—	—	(127,560)
Additions to property, plant and equipment—expansion of facilities	(30,245)	(48,614)	(18,390)
Additions to property, plant and equipment—maintain existing facilities	(7,468)	(4,765)	(9,600)
Proceeds from sale of assets	2	—	—
Other	(31)	(27)	—

Net cash (used in) investing activities	(37,742)	(53,406)	(155,550)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	179,946
Contribution of cash by TransMontaigne GP	—	—	3,867
Net borrowings (payments) under credit facility	(500)	33,500	(57,621)
Distributions paid to unitholders	(31,881)	(30,196)	(19,679)
Cash paid for deferred financing costs	—	—	(1,027)
Repurchase of common units by our long-term incentive plan	(153)	(104)	(54)
Distributions and repayments to TransMontaigne Inc., net	—	—	(8,146)

Net cash provided by (used in) financing activities	(32,534)	3,200	97,286

Increase (decrease) in cash and cash equivalents	1,769	3,282	(1,858)
Foreign currency exchange effect on cash	4	(91)	—
Cash and cash equivalents at beginning of period	4,795	1,604	3,462

Cash and cash equivalents at end of period	$6,568	$4,795	$1,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,769	$6,092	$6,678

Non-cash distributions to TransMontaigne Inc., net	$—	$—	$(1,317)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations primarily in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At February 26, 2010, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22.1% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and determining the fair value of our reporting units when performing our annual goodwill impairment analysis. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $10.0 million, $10.0 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $2.9 million, $2.8 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the actual costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $1.2 million, $1.5 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c)    Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

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

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted future cash flows attributable to that asset. If an asset is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset over its estimated fair value.

(f)    Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable (see Note 9 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 5 of Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

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

(h)    Equity-based compensation plan

        We account for our equity-based compensation awards pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" or FASB ASC 718, "Compensation—Stock Compensation." This Statement requires us to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member or employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)    Accounting for Derivative Instruments

        We account for our derivative instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" or FASB ASC 815, "Derivatives and Hedging." This Statement requires us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        At December 31, 2009 and 2008, our derivative instruments were limited to interest rate swaps. We have not designated these interest rate swaps as hedges and therefore the change in the fair value of our interest rate swaps is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swaps is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swaps utilizes Level 2 inputs.

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

(l)    Net earnings per limited partner unit

        Emerging Issues Task Force ("EITF") Issue 07-4, "Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships" or FASB ASC 260, "Earnings Per Share," addresses the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. The consensus states that any excess of distributions over earnings shall be allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement. Partners has allocated the excess of distributions over earnings to the limited partners and general partner interest based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The earnings allocable to the general partner interest, including the incentive distribution rights, for the period represents distributions declared after period end on behalf of the general partner interest and incentive distribution rights less the allocated excess of distributions over earnings for the period (see Note 15 of Notes to consolidated financial statements). Partners adopted the consensus reached on EITF Issue 07-4 effective January 1, 2009, and applied it retrospectively to all periods presented.

        The following is a summary of the impact of the adoption of the consensus reached on EITF Issue 07-4 on our consolidated statements of partners' equity and comprehensive income as of December 31, 2008, 2007 and 2006 (in thousands):

	Predecessor	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance previously reported December 31, 2006	$167,466	$72,852	$10,427	$(5,414)	$—	$245,331
Impact of adoption	—	—	—	—	—	—

Balance December 31, 2006	$167,466	$72,852	$10,427	$(5,414)	$—	$245,331

Balance previously reported December 31, 2007	$—	$250,351	$8,659	$53,820	$—	$312,830
Impact of adoption	—	363	(818)	455	—	—

Balance December 31, 2007	$—	$250,714	$7,841	$54,275	$—	$312,830

Balance previously reported December 31, 2008	$—	$249,681	$5,779	$52,703	$(584)	$307,579
Impact of adoption	—	(417)	(1,330)	1,747	—	—

Balance December 31, 2008	$—	$249,264	$4,449	$54,450	$(584)	$307,579

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following is a summary of the impact of the adoption of the consensus reached on EITF Issue 07-4 on our consolidated statements of operations for the years ended December 31, 2008 and 2007 (in thousands except per unit amounts):

	Year ended December 31, 2008	Year ended December 31, 2007
Earnings allocable to general partner interest including incentive distribution rights previously reported	$934	$302
Impact of adoption	1,292	455

Earnings allocable to general partner interest including incentive distribution rights	$2,226	$757

Net earnings allocable to limited partners previously reported	$24,664	$14,796
Impact of adoption	(1,292)	(455)

Net earnings allocable to limited partners	$23,372	$14,341

Net earnings per limited partner unit—basic and diluted previously reported	$1.98	$1.42
Impact of adoption	(0.10)	(0.04)

Net earnings per limited partner unit—basic and diluted	$1.88	$1.38

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

(m)    Reclassifications

        Certain amounts in the prior periods have been reclassified to conform to the current period's presentation. Net earnings and total partners' equity and comprehensive income have not been affected by these reclassifications.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2010, the annual administrative fee payable to TransMontaigne Inc. will be approximately $10.3 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2010, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $3.2 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2010, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.25 million.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.3 million for the contract year ending May 31, 2010 (approximately $36.6 million for the contract year ending May 31, 2011); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided they pay no less than 105% of the fees offered by any third party.

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

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling and transportation services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

        Terminaling Services Agreement—Brownsville Terminals.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that will expire on October 31, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils. Effective November 1, 2009, we amended the terminaling services agreement with Morgan Stanley Capital Group to reduce Morgan Stanley Capital Group's minimum revenue commitment to approximately $1.3 million per year in exchange for Morgan Stanley Capital Group returning approximately 200,000 barrels of storage capacity.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.1 million for the contract year ending December 31, 2010; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.7 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2010. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At December 31, 2009, we had received payments totaling approximately $17 million and we expect to receive future payments through December 31, 2010 from Morgan Stanley Capital Group in the range of $4 million to $8 million.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent.

(3) ACQUISITIONS

        Mexican LPG Operations.    Effective December 31, 2007, we acquired from Rio Vista Energy Partners L.P. ("Rio Vista") a terminal facility in Matamoros, Mexico, the Diamondback pipeline which runs from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements and 47 acres of land, together with a permit to distribute liquefied petroleum gas ("LPG") to Mexico's state-owned petroleum company for a cash payment of approximately $9.0 million. These LPG assets complement our existing LPG storage facilities in Brownsville, Texas. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Mexican LPG operations from December 31, 2007.

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

        Southeast Terminals.    Effective December 31, 2007, we acquired from TransMontaigne Inc. twenty-two refined product terminals along the Colonial and Plantation pipelines with approximately 9.1 million barrels of aggregate active storage capacity for a cash payment of approximately $118.6 million. The Southeast terminals provide integrated terminaling services principally to Morgan Stanley Capital Group and the United States government. The acquisition of the Southeast terminals from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Southeast terminals from September 1, 2006, the date of acquisition by Morgan Stanley Capital Group of TransMontaigne Inc. The results of operations of the Southeast terminals for periods prior to its actual sale to us have been allocated to TransMontaigne Inc. ("Predecessor"). The difference between the consideration we paid to TransMontaigne Inc. of approximately $118.6 million

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(3) ACQUISITIONS (Continued)

and the carryover basis of the net assets purchased of approximately $168.0 million, has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to the general partner interest.

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

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Trade accounts receivable	$6,711	$7,133
Less allowance for doubtful accounts	(394)	(439)

	$6,317	$6,694

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period
2009	$439	$—	$(45)	$394
2008	$150	$494	$(205)	$439
2007	$75	$83	$(8)	$150

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Morgan Stanley Capital Group	58%	57%	24%
TransMontaigne Inc.	7%	7%	35%
Valero Supply and Marketing Company	9%	10%	10%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2009	December 31, 2008
Amounts due from insurance companies	$4,375	$6,250
Additive detergent	1,743	1,640
Deposits and other assets	1,588	980

	$7,706	$8,870

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2009 and December 31, 2008, we have recognized amounts due from insurance companies of approximately $4.4 million and $6.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2009, we received reimbursements from insurance companies of approximately $3.6 million. During the year ended December 31, 2009, we increased our estimate of insurance recoveries approximately $1.7 million as we assessed the likelihood of recovery was probable related to certain increases in our estimate of environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2009	December 31, 2008
Land	$52,360	$52,196
Terminals, pipelines and equipment	505,055	445,875
Furniture, fixtures and equipment	1,556	1,349
Construction in progress	12,278	33,979

	571,249	533,399
Less accumulated depreciation	(111,651)	(85,646)

	$459,598	$447,753

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2009	December 31, 2008
Brownsville terminal	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $55 and $70, respectively, of foreign currency translation adjustments)	1,447	1,432

	$24,682	$24,667

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

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(7) GOODWILL (Continued)

Management exercises judgment in determining the estimated fair values of the Partnership's reporting units. At December 31, 2009, we estimated the fair value of our reporting units using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions would be consistent with those used by market participants (that is, potential buyers of the reporting unit) at December 31, 2009. The cash flows represented our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. The cash flows did not anticipate future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2009. The cash flows attributed to our reporting units included only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows because market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). We discounted the cash flows at our weighted average cost of capital of 8.5%, which was based on the December 31, 2009 closing price of our common units of $27.53 and a 6.5% cost of debt.

        At December 31, 2009, the fair value of our reporting units with goodwill exceeded their carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2009. A significant decline in the price of our common units with a resulting increase in our weighted average cost of capital, the loss of a significant customer, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future.

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2009	December 31, 2008
Amounts due under long-term terminaling services agreements:
External customers	$1,021	$902
Morgan Stanley Capital Group	3,433	2,020

	4,454	2,922
Deferred financing costs, net of accumulated amortization of $2,434 and $1,836, respectively	1,196	1,794
Customer relationships, net of accumulated amortization of $1,028 and $719, respectively	2,671	2,980
Deposits and other assets	195	162

	$8,516	$7,858

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2009 and 2008, we have recognized revenue in excess of the minimum

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(8) OTHER ASSETS, NET (Continued)

payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $4.5 million and $2.9 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 11 of Notes to consolidated financial statements). During the year ended December 31, 2007, we repaid our $75 million term loan outstanding under the senior secured credit facility, resulting in a charge to income of approximately $0.8 million for the write off of the associated unamortized deferred financing costs related to the $75 million term loan. During the year ended December 31, 2007, we incurred deferred financing costs of approximately $1.0 million related to our July 2007 amendment and borrowings under the senior secured credit facility for the acquisition of the Southeast terminals.

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years. Expected amortization expense for the customer relationships as of December 31, 2009 is as follows (in thousands):

	Years ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$308	$308	$308	$308	$308	$1,131

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Customer advances and deposits:
External customers	$942	$1,164
Morgan Stanley Capital Group	5,924	5,581

	6,866	6,745
Accrued property taxes	539	480
Accrued environmental obligations	5,582	7,012
Interest payable	254	838
Due to Rio Vista	—	83
Obligations to repair, maintain or expand Southeast terminals	—	222
Rebate due to Morgan Stanley Capital Group	465	2,204
Unrealized loss on derivative instrument	2,690	2,128
Accrued expenses and other	2,839	2,102

	$19,235	$21,814

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(9) ACCRUED LIABILITIES (Continued)

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2009 and 2008, we have billed and collected from certain of our customers approximately $6.9 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At December 31, 2009 and 2008, we have accrued environmental obligations of approximately $5.6 million and $7.0 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2009, we made payments of approximately $4.2 million towards our environmental remediation obligations. During the year ended December 31, 2009, we increased our remediation obligations by approximately $2.8 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Due to Rio Vista.    Effective December 31, 2007, we acquired from Rio Vista certain Mexican LPG operations for a cash payment of approximately $9.0 million. At December 31, 2009 and December 31, 2008, we have a liability of approximately $nil and $0.1 million, respectively, to Rio Vista pursuant to the purchase price holdback provision in the acquisition agreement. Subject to certain exceptions and limitations, Rio Vista is obligated to indemnify us for claims, expenses or liabilities of the Mexican LPG operations prior to the closing date.

        Obligations to repair, maintain or expand Southeast terminals.    As a condition to our acquisition of the Southeast terminals, we agreed to assume all responsibilities, duties and obligations to complete the construction of and place into service certain projects to repair, maintain or expand the Southeast terminals that had been commenced by TransMontaigne Inc. but were not completed as of the date of closing. At December 31, 2009 and 2008, we have recognized a liability of approximately $nil and $0.2 million, respectively, as our estimate of the costs to complete and place into service certain projects to repair, maintain or expand the Southeast terminals (see Note 3 of Notes to consolidated financial statements).

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.5 million and $2.2 million, respectively. During the three months ended March 31, 2009, we paid Morgan Stanley Capital Group approximately $2.2 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2008.

        Unrealized loss on derivative instruments.    Our derivative instruments are limited to interest rate swaps. We manage a portion of our interest rate risk with interest rate swaps, which reduce our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2009, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. During the years ended December 31, 2009, 2008 and 2007, we recognized net payments to the counterparty in the amount of approximately $2.6 million,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(9) ACCRUED LIABILITIES (Continued)

$0.1 million and $nil, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 11 of Notes to consolidated financial statements). At December 31, 2009 and 2008, the fair value of the interest rate swaps was approximately $2.7 million and $2.1 million, respectively.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred revenue—ethanol blending fees and other reimbursable projects	$15,745	$3,630
Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group	1,255	1,189

	$17,000	$4,819

        Deferred revenue-ethanol blending fees and other reimbursable projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other reimbursable projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2009 and 2008, we have unamortized deferred revenue of approximately $15.7 million and $3.6 million, respectively, for completed projects. During the years ended December 31, 2009, 2008 and 2007, we billed Morgan Stanley Capital Group approximately $14.6 million, $3.6 million, and $nil, respectively, for completed projects. During the years ended December 31, 2009, 2008 and 2007, we recognized revenue on a straight-line basis of approximately $2.5 million, $nil and $nil, respectively, for completed projects.

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2009 and 2008, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.3 million and $1.2 million, respectively.

(11) LONG-TERM DEBT

        Senior Secured Credit Facility.    On December 22, 2006, we entered into a $225 million amended and restated senior secured credit facility ("senior secured credit facility") with a consortium of lending institutions. Initially, the senior secured credit facility was composed of a $75 million term loan facility and a $150 million revolving credit facility. During the year ended December 31, 2007, we repaid the $75 million term loan outstanding under the senior secured credit facility with a portion of the

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(11) LONG-TERM DEBT (Continued)

proceeds from our May 2007 secondary offering of common units (see Note 12 of Notes to consolidated financial statements). On July 12, 2007, we amended the senior secured credit facility to increase the maximum amount of the revolving credit line from $150 million to $200 million.

        At December 31, 2009 and 2008, our outstanding borrowings under the senior secured credit facility were approximately $165.0 million and $165.5 million, respectively. At December 31, 2009 and 2008, our outstanding letters of credit were approximately $nil and $42,000, respectively. At December 31, 2009, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $241.6 million at December 31, 2009). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 3.6%, 4.6% and 7.3%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times). We were in compliance with all of the covenants under our senior secured credit facility as of December 31, 2009.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2006	3,972,500	3,322,266	148,873
Secondary public offering of common units	5,149,800	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	105,098

Units outstanding at December 31, 2007	9,122,300	3,322,266	253,971
Conversion of subordinated units to common units	830,567	(830,567)	—

Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971

        At December 31, 2009 and 2008, common units outstanding include approximately 9,200 and 5,300 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        Prior to the expiration of the subordination period or the earlier conversion of the subordinated units following satisfaction of the financial tests set forth in the partnership agreement, the common units were entitled to receive distributions from operating surplus of $0.40 per unit per quarter, which we refer to as the minimum quarterly distribution, or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions are paid on our subordinated units. On November 13, 2008, May 7, 2009 and November 13, 2009, approximately 0.8 million, 0.8 million and 1.7 million subordinated units, respectively, converted into an equal number of common units.

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.1 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.2 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 989,572 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2009, 765,632 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased 6,885, 4,180 and 1,680 common units pursuant to the program during the years ended December 31, 2009, 2008 and 2007, respectively.

        Information about restricted phantom unit activity is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2006	187,955	—
Automatic increase in units available for future grant on January 1, 2007	145,895	—
Grant on March 31, 2007	(10,000)	10,000	$35.50

Units outstanding at December 31, 2007	323,850	10,000
Automatic increase in units available for future grant on January 1, 2008	248,891	—
Vesting on March 17, 2008	—	(6,000)
Grant on March 31, 2008	(6,000)	6,000	$28.36
Vesting on March 31, 2008	—	(1,000)
Grant on July 18, 2008	(2,000)	2,000	$23.05

Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(13) LONG-TERM INCENTIVE PLAN (Continued)

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

        Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule for our independent directors. On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. On July 18, 2008, TransMontaigne Services Inc. granted 2,000 restricted phantom units to an independent director of our general partner. On March 31, 2008, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. On March 31, 2007, TransMontaigne Services Inc. granted 10,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $1.0 million, $0.1 million, $46,000, $0.2 million and $0.4 million associated with the August 2009, March 2009, July 2008, March 2008 and March 2007 grants, respectively.

        Amortization of deferred equity-based compensation, including the effects of the acceleration of vesting of all restricted phantom units, of approximately $213,000, $35,000 and $66,000 is included in direct general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At December 31, 2009, we have contractual commitments of approximately $5.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ended December 31, 2010.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(14) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At December 31, 2009, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2010	$1,509
2011	1,433
2012	812
2013	717
2014	621
Thereafter	5,804

$10,896

        Rental expense under operating leases was approximately $1.6 million, $1.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net earnings	$27,252	$25,598	$25,142
Less:
Net earnings attributable to predecessor	—	—	(10,044)
Distributions payable on behalf of incentive distribution rights	(1,944)	(1,751)	(463)
Distributions payable on behalf of general partner interest	(624)	(592)	(456)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	117	117	162

Earnings allocable to general partner interest including incentive distribution rights	(2,451)	(2,226)	(757)

Net earnings allocable to limited partners	$24,801	$23,372	$14,341

        Earnings allocated to the general partner interest include amounts attributable to the incentive distribution rights. Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The net earnings allocated to the general partner interest in the consolidated statements of partners' equity and comprehensive income reflects the earnings allocation included in the table above.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2007 through March 31, 2007	$0.47
April 1, 2007 through June 30, 2007	$0.50
July 1, 2007 through September 30, 2007	$0.50
October 1, 2007 through December 31, 2007	$0.52
January 1, 2008 through March 31, 2008	$0.57
April 1, 2008 through June 30, 2008	$0.58
July 1, 2008 through September 30, 2008	$0.59
October 1, 2008 through December 31, 2008	$0.59
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Basic weighted average units	12,438	12,442	10,400
Dilutive effect of restricted phantom units	3	—	1

Diluted weighted average units	12,441	12,442	10,401

        For the year ended December 31, 2009, we included the dilutive effect of approximately 8,000, 1,500, 4,500, and 2,000 restricted phantom units granted March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation per unvested restricted phantom units. For the year ended December 31, 2008, we included the dilutive effect of 2,000 and 6,000 restricted phantom units granted July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units for the period exceeded the related unamortized deferred compensation per unvested restricted phantom units. For the year ended December 31, 2007, we included the dilutive effect of 10,000 restricted phantom units in the computation of diluted earnings per limited partner unit because the average closing market price of our common units for the period exceeded the related unamortized deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the year ended December 31, 2009, we excluded the dilutive effect of 40,000 restricted phantom units granted August 10, 2009 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the year ended December 31, 2008, we excluded the dilutive effect of

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

3,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

(16) DISCLOSURES ABOUT FAIR VALUE

        Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or FASB ASC 820, "Fair Value Measurements and Disclosures," defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs are unobservable inputs for the asset or liability.

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2009 and 2008.

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

(17) BUSINESS SEGMENTS

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gulf Coast Terminals:
Terminaling services fees, net	$43,798	$39,750	$38,555
Other	8,325	9,565	6,114

Revenue	52,123	49,315	44,669
Direct operating costs and expenses	(20,986)	(21,774)	(18,711)

Net margins	31,137	27,541	25,958

Midwest Terminals and Pipeline System:
Terminaling services fees, net	3,640	3,466	2,976
Pipeline transportation fees	1,981	1,130	1,996
Other	1,090	880	825

Revenue	6,711	5,476	5,797
Direct operating costs and expenses	(2,428)	(1,500)	(2,519)

Net margins	4,283	3,976	3,278

Brownsville Terminals:
Terminaling services fees, net	14,755	13,103	11,799
Pipeline transportation fees	2,394	2,890	—
Other	5,109	4,700	3,873

Revenue	22,258	20,693	15,672
Direct operating costs and expenses	(11,916)	(11,510)	(9,039)

Net margins	10,342	9,183	6,633

River Terminals:
Terminaling services fees, net	16,864	18,868	18,942
Other	531	738	569

Revenue	17,395	19,606	19,511
Direct operating costs and expenses	(8,912)	(7,858)	(6,716)

Net margins	8,483	11,748	12,795

Southeast Terminals:
Terminaling services fees, net	38,967	36,126	37,634
Other	5,093	6,924	8,368

Revenue	44,060	43,050	46,002
Direct operating costs and expenses	(20,726)	(19,208)	(23,701)

Net margins	23,334	23,842	22,301

Total net margins	77,579	76,290	70,965
Direct general and administrative expenses	(3,242)	(4,138)	(2,991)
Allocated general and administrative expenses	(10,040)	(10,030)	(9,901)
Allocated insurance expense	(2,900)	(2,835)	(2,837)
Reimbursement of bonus awards	(1,237)	(1,500)	(1,125)
Depreciation and amortization	(26,306)	(23,316)	(21,432)
Gain on disposition of assets	1	2	—

Operating income	33,855	34,473	32,679
Other expense, net	(6,603)	(8,875)	(7,537)

Net earnings	$27,252	$25,598	$25,142

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,373	$1,653	$16,930	$16,232	$3,509	$49,697
Morgan Stanley Capital Group	36,333	5,058	432	829	40,551	83,203
TransMontaigne Inc.	4,417	—	4,896	334	—	9,647

Revenue	$52,123	$6,711	$22,258	$17,395	$44,060	$142,547

Identifiable assets	$147,660	$11,062	$77,740	$66,536	$180,339	$483,337

Capital expenditures	$18,300	$255	$7,129	$1,688	$10,341	$37,713

	Year ended December 31, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$12,276	$1,863	$14,143	$18,955	$3,468	$50,705
Morgan Stanley Capital Group	32,899	3,602	1,694	388	39,582	78,165
TransMontaigne Inc.	4,140	11	4,856	263	—	9,270

Revenue	$49,315	$5,476	$20,693	$19,606	$43,050	$138,140

Identifiable assets	$135,925	$11,708	$74,701	$65,226	$181,615	$469,175

Capital expenditures	$25,355	$2,370	$14,800	$1,591	$9,263	$53,379

	Year ended December 31, 2007
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$13,024	$1,075	$11,190	$19,549	$9,873	$54,711
Morgan Stanley Capital Group	17,658	2,359	2,113	13	8,842	30,985
TransMontaigne Inc.	13,987	2,363	2,369	(51)	27,287	45,955

Revenue	$44,669	$5,797	$15,672	$19,511	$46,002	$131,651

Identifiable assets	$117,651	$10,103	$62,197	$66,960	$173,532	$430,443

Capital expenditures	$7,108	$112	$5,517	$1,152	$14,101	$27,990

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
	(in thousands)
Revenue	$34,402	$35,849	$35,370	$36,926	$142,547

Net earnings	$6,422	$7,909	$5,699	$7,222	$27,252

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
	(in thousands)
Revenue	$33,824	$35,092	$35,204	$34,020	$138,140

Net earnings	$6,202	$7,625	$6,964	$4,807	$25,598

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2009.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited TransMontaigne Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransMontaigne GP L.L.C.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, TransMontaigne Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado
March 8, 2010

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2009.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and TransMontaigne Inc., through its wholly owned subsidiaries, controls our general partner. TransMontaigne Inc. is a wholly owned subsidiary of Morgan Stanley Capital Group. TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation. Under the Corporate Governance Guidelines adopted by the board of directors of our general partner, the board assesses, on an annual basis, the skills and characteristics that candidates for election to the board of directors should possess, as well as the composition of the board of directors as a whole. This assessment includes the qualifications under applicable independence standards and other standards applicable to the board of directors and its committees, as well as consideration of skills and experience in the context of the needs of the board of directors as a whole. Our general partner has no formal policy regarding the diversity of board members, but seeks to ensure that its board of directors collectively have the personal qualities to be able to make an active contribution to the board of directors deliberations, which qualities may include relevant industry experience, financial management, reporting and control expertise and executive and operational management experience.

Board of Directors and Officers

        The board of directors of our general partner oversees our operations. As part of its oversight function, the board of directors monitors how management operates the partnership, in part via its committee structure. When granting authority to management, approving strategies and receiving management reports, the board of directors considers, among other things, the risks and vulnerabilities we face. The audit committee of the board of directors considers risk issues associated with our overall accounting, financial reporting and disclosure process. Except for executive sessions held with unaffiliated directors, all members of the board of directors are invited to and generally attend the meetings of the audit committee. The conflicts committee of our general partner reviews specific matters that the board believes may involve conflicts of interests.

        As of the date of this report, there are six members of the board of directors of our general partner, three of whom, Messrs. Kuchta, Masters and Peters, are independent as defined under the independence standards established by the New York Stock Exchange (the "NYSE") The NYSE does not require a listed limited partnership, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. The Governance Guidelines of our general partner provide that at least three directors will be independent and one additional director will not be employed by, serve as a director of or have a significant commercial relationship with, TransMontaigne, Inc. or its affiliates at the time of his or her election to the board of directors or while serving thereon. As of the date of this report, there is one vacancy on the board of directors to be filled by an unaffiliated or independent director.

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

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	52	Chairman of the Board
Charles L. Dunlap	66	Chief Executive Officer
Gregory J. Pound	57	President and Chief Operating Officer
Frederick W. Boutin	54	Executive Vice President, Chief Financial Officer and Treasurer
Erik B. Carlson	62	Executive Vice President, General Counsel and Secretary
Deborah A. Davis	36	Senior Vice President and Chief Accounting Officer
Henry M. Kuchta	53	Director
Jerry R. Masters	51	Director, Chairman of Audit and Compensation Committees
Randall P. O'Connor	50	Director
David A. Peters	51	Director, Chairman of Conflicts Committee
Goran Trapp	47	Director

        Stephen R. Munger was appointed to serve as the Chairman of the Board of directors of our general partner, effective March 17, 2008. Mr. Munger was asked to join the board of directors, in part, based on his position at Morgan Stanley, his executive management experience and his experience in mergers and acquisitions. Mr. Munger has served as the Co-Chairman of the Mergers & Acquisitions Department of Morgan Stanley since 2003, having served as the operating Co-Head from 1999 through 2003. Mr. Munger has also served as Chairman of the Morgan Stanley Global Energy Group since 2004. Mr. Munger was named a Managing Director of Morgan Stanley in 1992, and joined Morgan Stanley in 1988, having previously worked in the Mergers & Acquisition Department of Merrill Lynch. Mr. Munger is a graduate of Dartmouth College and the Wharton School of Business.

        Charles L. Dunlap has served as the Chief Executive Officer of our general partner since August 10, 2009 and served as a director of our general partner from July 8, 2008 to August 10, 2009. Mr. Dunlap has served as the President and Chief Executive Officer of TransMontaigne Inc. since August 10, 2009. Mr. Dunlap served as Chief Executive Officer and President of Pasadena Refining System, Inc. based in Houston, Texas from January 2005 to December 2008. Mr. Dunlap has also served as a director of Opti Canada, Inc. since June 2006, which is a public energy company based in Calgary, Canada. In addition, from May 2000 to February 2004, Mr. Dunlap served as one of the founding partners of Strategic Advisors, LLC, a management consulting firm based in Baltimore, Maryland. Prior to that time, Mr. Dunlap served in various senior management and executive positions at various oil and gas companies including Crown Central Petroleum Corporation, Pacific Resources, Inc., Arco Petroleum Products Company and Clark Oil & Refining Corporation.

Mr. Dunlap is a graduate of Rockhurst College and holds a Juris Doctor degree from Saint Louis University Law School and is a graduate of the Harvard Business School Advanced Management Program.

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

        Henry M. Kuchta was elected as a director of our general partner on January 7, 2010, and serves as a member of the audit and conflicts committees of the board of directors of our general partner. Mr. Kuchta was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director. Since September 2006, Mr. Kuchta has served as a Partner in NTR Partners, LLC and served as Director, President and Chief Operating Officer of NTR Acquisition Co. from September 2006 to January 2009. Mr. Kuchta served as President and Chief Operating Officer of Premcor Inc. from January 2003 through September 2005 and as Executive Vice President of Premcor Inc. from May 2002 to December 2002. Previously, Mr. Kuchta served as Business Development Manager for Phillips 66 Company from October 2001 to April 2002. Prior to that time, Mr. Kuchta served in various senior management and executive positions at Tosco Corporation from May 1993 to September 2001, as well as at Exxon Corporation from May 1980 to April 1992. Mr. Kuchta holds a Bachelor of Science degree in Chemical Engineering from Wayne State University.

        Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee, and as chair of the audit and compensation committees, of the board of directors of our general partner. Mr. Masters was asked to join the board of directors, in part, based on his executive management experience, his financial and accounting knowledge and because he qualified as an independent director. Mr. Masters is a private investor and was a part-time consultant to Microsoft Corporation from April 2000 to August 2002. From February 1991 to April 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external financial reporting, budgeting and forecasting, and financial modeling of mergers and acquisitions.

        Randall P. O'Connor was elected as a director of our general partner on March 31, 2009. Mr. O'Connor was asked to join the board of directors, in part, based on his position at Morgan Stanley and his executive management experience in the oil and gas industry. Mr. O'Connor is a Managing Director at Morgan Stanley, working in the firm's Commodities Group and currently serves as head of the Strategic Transactions Group. He has been with Morgan Stanley since 2002. Prior to joining Morgan Stanley, Mr. O'Connor held numerous positions of responsibility at various energy companies, including Chevron Corporation, Transworld Oil, Clark Oil & Refining and TransCanada Energy. In addition to being a director of our general partner, Mr. O'Connor is a director of TransMontaigne Inc. and Olco Petroleum Group Inc. Mr. O'Connor holds a B.S. in Chemical Engineering from the University of Texas at Austin and an M.B.A. from the University of California at Berkeley.

        David A. Peters was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit and compensation committees and as the chair of the conflicts committee of the board of directors of our general partner. Mr. Peters was asked to join the board of directors, in part, based on his knowledge of the energy industry, his financial and accounting knowledge and because he qualified as an independent director. Since 1999 Mr. Peters has been a business consultant with a primary client focus in the energy sector; in addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999 Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at DukeEnergy/PanEnergy Field Services responsible for natural gas gathering, processing and storage operations. Prior to joining DukeEnergy/PanEnergy Field Services, Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984 he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a bachelor's degree in business administration from the University of Michigan.

        Goran Trapp was elected as a director of our general partner on October 22, 2008. Mr. Trapp was asked to join the board of directors, in part, based on his position at Morgan Stanley and his executive management experience in the energy commodity markets. Mr. Trapp is a Managing Director at Morgan Stanley and has served as the Head of Global Oil Liquids in Commodities at Morgan Stanley since July 2008 and the Head of Europe, Middle East and Africa Commodities since January 2008. Mr. Trapp joined Morgan Stanley in 1990 and became a Managing Director in 1999. Earlier in his career at Morgan Stanley, Mr. Trapp served as the Head of the Europe and Asia Oil Liquids Group and the Global Chief Operating Officer of the Oil Liquids Group. He has also served as a Member of the Firm's Europe, Middle East and Asia Management Committee since November 2007. Mr. Trapp holds a Master of Science degree from the Stockholm School of Economics.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with, except that Charles Dunlap filed his Form 5 late. The Form 5 filed late reported the reinvestment into our common units of the quarterly cash distributions paid in 2009 on the restricted phantom units that were previously granted to Mr. Dunlap under the long-term incentive plan for his service as a director, which acquisitions qualified for deferred reporting on Form 5.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Jerry R. Masters, David A. Peters and Henry M. Kuchta, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

Conflicts Committee

        Messrs. Kuchta, Masters and Peters currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which employees and independent directors of our general partner are granted equity-based awards, and (2) which reviews the allocation of grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors has ratified and approved. Messrs. Masters and Peters currently serve on the compensation committee.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

        The board of directors of our general partner has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. The board of directors has no policy requiring either that the positions of the Chairman of the Board and of the Chief Executive Officer of our general partner be separate or that they be occupied by the same individual. The board of directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances. Currently, different individuals hold the positions of Chairman of the Board and Chief Executive Officer of our general partner. We believe that separating the roles of Chairman of the Board and Chief Executive Officer preserves the distinction between management and oversight, which in turn enhances the board's ability to oversee and evaluate management.

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

Communications by Unitholders

        Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets at the conclusion of regularly-scheduled board meetings without the executive officers of our general partner or other employees of TransMontaigne Services Inc. present, which meetings are presided over by Mr. Munger as Chairman of the Board. In addition, the independent members of the board of directors of our general partner meet in executive sessions at the conclusion of regularly-scheduled board meetings, pursuant to which, the board has chosen Mr. Peters to preside as chairman of these executive session meetings.

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

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2009, we paid TransMontaigne Inc. an administrative fee of approximately $10.0 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2009, we reimbursed TransMontaigne Services Inc. approximately $1.2 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan then in effect, on

August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. We will amortize deferred equity-based compensation of approximately $1.0 million associated with this grant over its respective four-year vesting period.

        Neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, all of which is determined by TransMontaigne Inc. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted to our independent directors under TransMontaigne Services Inc.'s long-term incentive plan. To the extent that awards of phantom units granted under TransMontaigne Services Inc.'s long-term incentive plan are replaced with common units purchased by TransMontaigne Services Inc. on the open market, we will reimburse TransMontaigne Services Inc. for the purchase price of such units.

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2009, elements of compensation for our executive officers consisted of the following:

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

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2009, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives. Although neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne Inc.'s compensation program which are reasonably likely to have a material adverse effect on us.

        We believe that TransMontaigne Inc.'s compensation policies allow it to attract, motivate and retain high quality, talented individuals with the skills and competencies we require. In addition, the TransMontaigne Services Inc.'s savings and retention plan and long-term incentive plan are intended to align the long-term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards under the savings and retention plan is deemed invested in our common units.

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
                      David A. Peters

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

        The following table provides information concerning the compensation of our general partner's directors for 2009.

Director Compensation Table for 2009

Name(a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Randall P. O'Connor(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Charles L. Dunlap(2)	$22,500	$33,540	(3)	—	$56,040
Duke R. Ligon(4)	$30,000	$33,540	(3)	—	$63,540
Jerry R. Masters	$30,000	$33,540	(3)	—	$63,540
David A. Peters	$30,000	$33,540	(3)	—	$63,540

(1)
Because Messrs. Munger, O'Connor and Trapp are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2009, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)
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

(3)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with FASB ASC 718. The grant-date fair value is equal to $16.77, the closing price of our unrestricted common units on March 31, 2009. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2009, Messrs. Dunlap and Ligon each held 3,500 restricted phantom units and Messrs. Masters and Peters each held 4,500 restricted phantom units.

(4)
Mr. Ligon resigned from the board of directors of our general partner, effective January 7, 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 2009, Messrs. Masters and Peters were the only persons who served on the compensation committee of our general partner. During 2009, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company's board of directors.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was subsequently amended and restated as of January 29, 2010 to revise certain age and length of service thresholds that had previously excluded a number of TransMontaigne Services Inc. employees, including the recently appointed Chief Executive Officer, the President and the Executive Vice President, General Counsel of our general partner, from participation in the plan. The plan is administered by the compensation committee of TransMontaigne Inc. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Pursuant to the new provisions of the January 29, 2010 amended and restated plan, once participating employees of TransMontaigne Services Inc. reach the age and length of service thresholds set forth below, subsequent annual awards are immediately vested and payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. In addition, the vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne Inc. or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne Inc. or its affiliates. For the awards granted under the plan in 2010, the Chief Executive Officer, President and Executive Vice President, General Counsel of our general partner have satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services

Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2009, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. For the year ended December 31, 2009, we reimbursed TransMontaigne Services Inc. approximately $1.2 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2009, the compensation committee of the board of directors of our general partner awarded 8,000 restricted phantom units to the independent directors of our general partner under the plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer of our general partner and President and Chief Executive Officer of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan than in effect, on August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 26, 2010, the long-term incentive plan permits the grant of awards covering an aggregate of 1,238,463 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 26, 2010, there were 1,014,523 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

        Restricted Units and Restricted Phantom Units.    A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A restricted phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and restricted phantom units to employees, consultants and independent directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and restricted phantom units granted to employees, consultants and independent directors will vest. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and restricted phantom units will vest upon a change of control of us, our general partner or TransMontaigne Inc.

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

        Unit Options and Unit Appreciation Rights.    The long-term incentive plan permits the grant of options covering common units and the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the compensation committee in its discretion. The long-term incentive plan permits grants of unit options and unit appreciation rights to employees, consultants and independent directors containing such terms as the compensation committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit options and unit appreciation rights will become exercisable upon a change in control of us, our general partner or TransMontaigne Inc., unless provided otherwise by the compensation committee.

        Upon exercise of a unit option (or a unit appreciation right settled in common units), our general partner will acquire common units on the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received from a participant at the time of exercise. Thus, the cost of the unit options (or a unit appreciation right settled in common units) will be borne by us. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units), the total number of common units outstanding will increase, and our general partner will pay us the proceeds it receives from an optionee upon exercise of a unit option. The availability of unit options and unit appreciation rights is intended to furnish additional compensation to employees, consultants and independent directors and to align their economic interests with those of common unitholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 26, 2010 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 26, 2010, by the former Chief Executive Officer of our general partner, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 26, 2010 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 14,457,066 limited partnership common units outstanding as of February 26, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 26, 2010 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,803,228	19.4%
Morgan Stanley(2)	462,858	3.2%
Swank Capital, LLC(3)	992,500	6.9%
Named Executive Officers
Frederick W. Boutin(4)	35,433	*
Erik B. Carlson(5)	31,000	*
Deborah A. Davis(4)	3,544	*
Charles L. Dunlap(6)	3,640	*
Gregory J. Pound(5)	21,722	*
Randall J. Larson(7)	37,300	*
Directors
Henry M. Kuchta(8)	—	*
Jerry R. Masters(9)	21,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(9)	18,600	*
Goran Trapp	—	*
All directors, director nominees and executive officers as a group (12 persons)	172,239	1.2%

*
Less than 1%.

(1)
The common units beneficially owned by TransMontaigne Inc. are held by TransMontaigne Services Inc. TransMontaigne Inc. is the indirect parent company of TransMontaigne Services Inc. and may, therefore, be deemed to beneficially own the units held by each of them. Excludes the 2% general partnership interest and related incentive distribution rights held by our general partner, which are not considered "units" for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a "unitholder." The address of TransMontaigne Inc. is 1670 Broadway, Suite 3100, Denver, Colorado 80202.

(2)
The address of Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036. Based on the Schedule 13D (Amendment No. 2) filed with the Securities and Exchange Commission on November 13, 2009, Morgan Stanley ("MS"), in its capacity as parent company of, and indirect beneficial owner of securities held by Morgan Stanley Capital Group, Inc. ("MSCGI") (and through TransMontaigne Inc. and its subsidiaries), and Morgan Stanley Smith Barney ("MSSB"), may be deemed to beneficially own 3,266,086 common units, or approximately 22.6% of the outstanding common units. MSCGI may be deemed to beneficially own the 2,803,228 common units, indirectly held by TransMontaigne Services Inc. Morgan Stanley Strategic Investments, Inc. ("MSSI") beneficially owns 450,000 common units. MSSB has voting and/or dispositive power over certain shares of common units held in accounts of certain of its clients and customers and, as a result, may be deemed to beneficially own up to 12,858 common units. Each of MS and MSCGI may be deemed to have shared voting and dispositive power with respect to 2,803,228 common units beneficially owned by TransMontaigne Services Inc.; (ii) each of MS and MSSI may be deemed to have shared voting and dispositive power with respect to 450,000 common units beneficially owned by MSSI; and (iii) each of MS and MSSB may be deemed to have shared voting and/or dispositive power with respect to 12,858 common units beneficially owned by MSSB.

(3)
Based on the Schedule 13G (Amendment No. 2) filed with the Securities and Exchange Commission on February 16, 2010, Swank Energy Income Advisors, LP, which we refer to as Swank Advisors, has voting and dispositive powers over 992,500 common units. Swank Capital, LLC, as the general partner of Swank Advisors, and Mr. Swank as the principal of Swank Capital, LLC, have voting and dispositive powers over the 992,500 common units held by Swank Advisors. The address of each of Swank Advisors, Swank Capital, LLC and Mr. Swank is 3300 Oak Lawn Avenue, Suite 650, Dallas, Texas 75219.

(4)
Excludes 14,332 phantom units previously granted to Mr. Boutin and 5,639 phantom units previously granted to Ms. Davis pursuant to the TransMontaigne Services Inc. savings and retention plan. Mr. Boutin will vest in 14,332 phantom units on July 14, 2010 upon his reaching the age and length of service thresholds under the plan. Ms. Davis' phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. The phantom units are subject to earlier vesting as described under "—Savings and Retention Plan" above.

(5)
Excludes 4,227 phantom units previously granted to Mr. Carlson and 3,758 phantom units previously granted to Mr. Pound pursuant to the TransMontaigne Services Inc. savings and retention plan. Each of Messrs. Carlson and Pound have satisfied the age and length of service thresholds under the plan, therefore, the forgoing phantom units immediately vested and will become payable as to 50% of a participant's award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(6)
Includes 1,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long-term incentive plan for his service as an independent director that will vest on March 31, 2010. Excludes 1,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2011. Excludes 1,500 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2011. Effective August 10, 2009, Mr. Dunlap was appointed to serve as Chief Executive Officer of our general partner and President and Chief Executive Officer of TransMontaigne Inc. As a result of these appointments, Mr. Dunlap ceased to qualify as an independent director and therefore tendered his resignation from the board of directors of our general partner, effective as of the same date. Excludes 40,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan in connection with his appointments that remain subject to continued

  vesting over four equal annual installments, beginning with the first vesting date August 10, 2010.

(7)
Mr. Larson resigned as Chief Executive Officer of our general partner and as President, Chief Executive Officer and member of the board of directors of TransMontaigne Inc., and the other subsidiaries of Partners and TransMontaigne Inc. effective August 5, 2009.

(8)
Mr. Kuchta was appointed to the board of directors of our general partner, effective January 7, 2010.

(9)
Includes 1,500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2010. Excludes 500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2011. Excludes 1,000 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2011. Excludes 1,500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	56,000	—	765,632

Total	56,000	—	765,632

(1)
At December 31, 2009, the long-term incentive plan permits the grant of awards covering an aggregate of 989,572 units, of which 223,940 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2010 fiscal year, a total of 1,238,463 units were made available for issuance under the plan, of which 1,014,523 units remain available for issuance under the plan as of February 26, 2010. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 13 to Notes to consolidated financial statements in Item 8 of this annual report.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 26, 2010, affiliates of Morgan Stanley, in the aggregate, owned a 24.1% interest in the partnership, consisting of 3,253,228 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

During the year ended December 31, 2009, we distributed approximately $10.3 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.4 million on the 2% general partner interest and approximately $5.2 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2009, we paid Morgan Stanley and its affiliates an administrative fee of approximately $10 million with an additional insurance reimbursement of approximately $2.9 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.2 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $10.3 million;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, currently in the amount of $3.2 million;

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

  Payment of general and administrative services fee and reimbursement of direct expenses

        Pursuant to the omnibus agreement, for the year ended December 31, 2009, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.0 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2009 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $2.9 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2009, we reimbursed TransMontaigne Inc.

approximately $21.1 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP is our independent auditor. KPMG LLP's accounting fees and services were as follows (in thousands):

	2009	2008
Audit fees(1)	$503,000	$572,000
Comfort letter and consents(2)	36,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$539,000	$572,000

(1)
Represents fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services normally provided by the auditor in connection with statutory and regulatory filings.

(2)
For the year ended December 31, 2009, fees include approximately $36,000 associated with our registration statement on Form S-3, as updated by the prospectus supplement dated January 12, 2010.

        The audit committee of our general partner's board of directors has adopted an audit committee charter, which is available on our website at www.transmontaignepartners.com. The charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, comfort letter and consents, audit-related, tax and all other fees categories above were approved by the audit committee in advance.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this annual report.

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears on page 64 of this annual report.

2.
Financial Statement Schedules.    Financial statement schedules are omitted because they are not required, are inapplicable or the required information is included in the financials statements or notes thereto.

3.
Exhibits:    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

Exhibit Number		Description
2.2		Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).
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
3.3	*	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006.
3.4
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

Exhibit Number	Description
10.5	Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
10.6
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
10.13
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)
10.14
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
10.15
Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

Exhibit Number		Description
21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: March 8, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	March 8, 2010
/s/ GREGORY J. POUND Gregory J. Pound	President and Chief Operating Officer	March 8, 2010
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2010
/s/ DEBORAH A. DAVIS Deborah A. Davis	Senior Vice President and Chief Accounting Officer	March 8, 2010
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 8, 2010
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	March 8, 2010
/s/ GORAN TRAPP Goran Trapp	Director	March 8, 2010

Name and Signature	Title	Date

/s/ HENRY M. KUCHTA Henry M. Kuchta	Director	March 8, 2010
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 8, 2010
/s/ DAVID A. PETERS David A. Peters	Director	March 8, 2010

EXHIBIT INDEX

Exhibit Number		Description
2.1		Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
2.2
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
3.3	*	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006.
3.4
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

Exhibit Number		Description
10.5		Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
10.6
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
10.13
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)
10.14
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
10.15
Indemnification Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1	*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.