Form 10-Q
period 2010-03-31
TransMontaigne Partners L.P.
filed 2010-05-10
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2010, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2010 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 8, 2010 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three months ended March 31, 2010:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,871	$6,568
Trade accounts receivable, net	5,265	6,317
Due from TransMontaigne Inc.	30	—
Due from Morgan Stanley Capital Group	3,689	2,148
Other current assets	6,235	7,706

Total current assets	19,090	22,739
Property, plant and equipment, net	456,533	459,598
Goodwill	24,697	24,682
Other assets, net	8,391	8,516

	$508,711	$515,535

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,005	$11,007
Due to TransMontaigne Inc.	—	168
Accrued liabilities	17,645	19,235

Total current liabilities	23,650	30,410
Other liabilities	17,505	17,000
Long-term debt	112,000	165,000

Total liabilities	153,155	212,410

Partners' equity:
Common unitholders	300,337	249,160
General partner interest	55,575	54,434
Accumulated other comprehensive loss	(356)	(469)

Total partners' equity	355,556	303,125

	$508,711	$515,535

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended March 31,
	2010	2009
Revenue:
External customers	$11,762	$12,375
Affiliates	25,392	22,027

Total revenue	37,154	34,402

Costs and expenses:
Direct operating costs and expenses	(14,568)	(15,544)
Direct general and administrative expenses	(1,031)	(1,099)
Allocated general and administrative expenses	(2,578)	(2,510)
Allocated insurance expense	(796)	(725)
Reimbursement of bonus awards	(313)	(309)
Depreciation and amortization	(6,864)	(6,355)

Total costs and expenses	(26,150)	(26,542)

Operating income	11,004	7,860
Other income (expenses):
Interest income	2	3
Interest expense	(1,277)	(1,278)
Foreign currency transaction gain (loss)	36	(10)
Unrealized loss on derivative instrument	(141)	(3)
Amortization of deferred financing costs	(150)	(150)

Total other expenses	(1,530)	(1,438)

Net earnings	9,474	6,422
Less—earnings allocable to general partner interest including incentive distribution rights	(765)	(586)

Net earnings allocable to limited partners	$8,709	$5,836

Net earnings per limited partner unit—basic	$0.62	$0.47

Net earnings per limited partner unit—diluted	$0.62	$0.47

Weighted average limited partner units outstanding—basic	14,111	12,438

Weighted average limited partner units outstanding—diluted	14,122	12,438

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2009
and three months ended March 31, 2010

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2008	$249,264	$4,449	$54,450	$(584)	$307,579
Distributions to unitholders	(24,514)	(4,900)	(2,467)	—	(31,881)
Deferred equity-based compensation related to restricted phantom units	213	—	—	—	213
Repurchase of 6,885 common units by our long-term incentive plan	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	115	115

Comprehensive income					27,367

Balance December 31, 2009	249,160	—	54,434	(469)	303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,551	50,982	—	—	—	50,982
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	1,093	—	1,093
Distributions to unitholders	(8,553)	—	(717)	—	(9,270)
Deferred equity-based compensation related to restricted phantom units	91	—	—	—	91
Repurchase of 1,875 common units by our long-term incentive plan	(52)	—	—	—	(52)
Issuance of 4,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for three months ended March 31, 2010	8,709		765	—	9,474
Foreign currency translation adjustments	—	—	—	113	113

Comprehensive income					9,587

Balance March 31, 2010	$300,337	$—	$55,575	$(356)	$355,556

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$9,474	$6,422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,864	6,355
Deferred equity-based compensation	91	23
Amortization of deferred financing costs	150	150
Unrealized loss on derivative instrument	141	3
Amortization of deferred revenue	(837)	(326)
Amounts due under long-term terminaling services agreements, net	(357)	(478)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,052	1,094
Due to/from TransMontaigne Inc.	(229)	487
Due from Morgan Stanley Capital Group	59	3,912
Other current assets	1,484	654
Trade accounts payable	(5,002)	4,196
Accrued liabilities	(1,742)	(7,152)

Net cash provided by operating activities	11,148	15,340

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(2,917)	(13,701)
Additions to property, plant and equipment—maintain existing facilities	(690)	(1,493)
Other	(1)	(6)

Net cash (used in) investing activities	(3,608)	(15,200)

Cash flows from financing activities:
Net proceeds from issuance of common units	50,982	—
Contribution of cash by TransMontaigne GP	1,093	—
Net (repayments) borrowings of debt	(53,000)	7,500
Distributions paid to unitholders	(9,270)	(7,963)
Repurchase of common units by our long-term incentive plan	(52)	(20)

Net cash (used in) financing activities	(10,247)	(483)

Decrease in cash and cash equivalents	(2,707)	(343)
Foreign currency translation effect on cash	10	(2)
Cash and cash equivalents at beginning of period	6,568	4,795

Cash and cash equivalents at end of period	$3,871	$4,450

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,359	$1,991

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2010, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

(c)    Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for any up-front fees, storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

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

(f)    Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable (see Note 8 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws, contracts between us and other potentially responsible parties and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 4 of Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements). TransMontaigne Inc. has indemnified us through December 31, 2012 against certain potential environmental claims, losses and expenses associated with the operation of the Southeast terminals and occurring before December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(g)    Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" or FASB Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations," requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets consist of above-ground storage facilities and underground pipelines. We are unable to predict if and when our long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        At March 31, 2010 and December 31, 2009, our derivative instruments were limited to an interest rate swap. We have not designated this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs as defined by the FASB.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2010, the annual administrative fee payable to TransMontaigne Inc. is approximately $10.3 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2010, the annual insurance reimbursement payable to TransMontaigne Inc. is approximately $3.2 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

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

Notes to consolidated financial statements (unaudited) (Continued)

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

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

        Terminaling Services Agreement—Brownsville Terminals.    We had a terminaling and transportation services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that was terminated effective May 1, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils. Effective November 1, 2009, we amended the terminaling services agreement with Morgan Stanley Capital Group to reduce Morgan Stanley Capital Group's minimum revenue commitment to approximately $1.3 million per year in exchange for Morgan Stanley Capital Group returning approximately 200,000 barrels of storage capacity. The storage capacity under this agreement is now under contract with third parties.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that expired on March 31, 2010 and is continuing on a month to month basis. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.4 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 15,000 barrels of storage capacity at our Brownsville facilities. During 2008, we amended the terminaling and transportation services agreement with TransMontaigne Inc. to reduce TransMontaigne Inc.'s minimum revenue commitment to approximately $0.7 million per year in exchange for entering into terminaling and transportation agreements to deliver natural gas liquids to Matamoros, Mexico. During October 2008, TransMontaigne Inc.'s minimum revenue commitment increased to approximately $1.6 million per year when we increased the LPG storage capacity at our Brownsville LPG terminal to approximately 33,000 barrels.

        Terminaling Services Agreement—Matamoros LPG.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that expired on March 31, 2010 and is continuing on a month to month basis. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Terminaling Services Agreement—Brownsville and River Terminals.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

fuels that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.1 million for the contract year ending December 31, 2010; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.7 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through December 31, 2010. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. Through March 31, 2010, we had received payments totaling approximately $17.0 million and we expect to receive future payments through December 31, 2010 from Morgan Stanley Capital Group in the range of $4.0 million to $8.0 million.

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

        Terminaling Services Agreement—Collins Terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date and for each contract year thereafter. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal, with estimated completion to occur on or before May 1, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

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

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Trade accounts receivable	$5,659	$6,711
Less allowance for doubtful accounts	(394)	(394)

	$5,265	$6,317

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2010	2009
Morgan Stanley Capital Group	61%	57%
TransMontaigne Inc.	7%	7%
Valero Supply and Marketing Company	7%	10%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2010	December 31, 2009
Amounts due from insurance companies	$2,881	$4,375
Additive detergent	1,678	1,743
Deposits and other assets	1,676	1,588

	$6,235	$7,706

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2010 and December 31, 2009, we have recognized amounts due from insurance companies of approximately $2.9 million and $4.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2010, we received reimbursements from insurance companies of approximately $1.6 million. During the three months ended March 31, 2010, we increased our estimate of insurance recoveries approximately $0.1 million as we assessed the likelihood of recovery was probable related to certain increases in our estimate of environmental remediation obligations (see Note 8 of Notes to consolidated financial statements).

(5) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$52,417	$52,360
Terminals, pipelines and equipment	515,644	505,055
Furniture, fixtures and equipment	1,591	1,556
Construction in progress	5,333	12,278

	574,985	571,249
Less accumulated depreciation	(118,452)	(111,651)

	$456,533	$459,598

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2010	December 31, 2009
Brownsville terminals	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $40 and $55, respectively, of foreign currency translation adjustments)	1,462	1,447

	$24,697	$24,682

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

        The adjusted purchase price for the acquisition of the Mexican LPG operations from Rio Vista Energy Partners L.P. was allocated to the identifiable assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. Goodwill of approximately $1.5 million represents the excess of our adjusted purchase price over the fair value of the identifiable assets acquired attributable to the Mexican LPG operations. The results of the Mexican LPG operations are presented in the Brownsville terminals operating segment.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2010	December 31, 2009
Amounts due under long-term terminaling services agreements:
External customers	$948	$1,021
Affiliates	3,605	3,433

	4,553	4,454
Deferred financing costs, net of accumulated amortization of $2,583 and $2,434, respectively	1,047	1,196
Customer relationships, net of accumulated amortization of $1,105 and $1,028, respectively	2,594	2,671
Deposits and other assets	197	195

	$8,391	$8,516

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2010 and December 31, 2009, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.6 million and $4.5 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2010	December 31, 2009
Customer advances and deposits:
External customers	$1,060	$942
Morgan Stanley Capital Group	5,923	5,924

	6,983	6,866
Accrued property taxes	1,256	539
Accrued environmental obligations	4,095	5,582
Interest payable	222	254
Rebate due to Morgan Stanley Capital Group	488	465
Unrealized loss on derivative instrument	2,831	2,690
Accrued expenses and other	1,770	2,839

	$17,645	$19,235

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2010 and December 31, 2009, we have billed and collected from certain of our customers approximately $7.0 million and $6.9 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At March 31, 2010 and December 31, 2009, we have accrued environmental obligations of approximately $4.1 million and $5.6 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2010, we made payments of approximately $1.9 million towards our environmental remediation obligations. During the three months ended March 31, 2010, we increased our remediation obligations by approximately $0.4 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2010 and December 31, 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.5 million and $0.5 million, respectively. During the three months ended March 31, 2010, we paid Morgan Stanley Capital Group approximately $0.5 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2009.

        Unrealized loss on derivative instrument.    Our derivative instrument is limited to an interest rate swap. We manage a portion of our interest rate risk with an interest rate swap, which reduces our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2010, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) ACCRUED LIABILITIES (Continued)

recognized as an adjustment to interest expense. During the three months ended March 31, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $0.7 million and $0.5 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 10 of Notes to consolidated financial statements). At March 31, 2010 and December 31, 2009, the fair value of the interest rate swap was approximately $2.8 million and $2.7 million, respectively.

(9) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2010	December 31, 2009
Deferred revenue—ethanol blending fees and other projects	$16,508	$15,745
Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group	997	1,255

	$17,505	$17,000

        Deferred revenue-ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2010 and December 31, 2009, we have unamortized deferred revenue of approximately $16.5 million and $15.7 million, respectively, for completed projects. During the three months ended March 31, 2010, we billed Morgan Stanley Capital Group approximately $1.6 million for completed projects. During the three months ended March 31, 2010 and March 31, 2009, we recognized revenue on a straight-line basis of approximately $0.8 million and $0.3 million, respectively, for completed projects.

        Advance payments received under long-term terminaling services agreements-Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2010 and December 31, 2009, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.0 million and $1.3 million, respectively.

(10) LONG-TERM DEBT

        Senior Secured Credit Facility.    At March 31, 2010 and December 31, 2009, our outstanding borrowings under the senior secured credit facility were approximately $112.0 million and $165.0 million, respectively. At March 31, 2010 and December 31, 2009, our outstanding letters of credit were approximately $nil at both dates.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) LONG-TERM DEBT (Continued)

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $256.7 million at March 31, 2010). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended March 31, 2010 and 2009, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.0% and 3.7%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times). We were in compliance with all of the covenants under our senior secured credit facility as of March 31, 2010.

(11) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971
Public offering of common units	2,012,500	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	41,071

Units outstanding at March 31, 2010	14,457,066	—	295,042

        At March 31, 2010 and December 31, 2009, common units outstanding include approximately 7,100 and 9,200 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) PARTNERS' EQUITY (Continued)

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest.

(12) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,238,463 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2010, 1,008,523 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased 1,875 and 1,260 common units pursuant to the program during the three months ended March 31, 2010 and 2009, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) LONG-TERM INCENTIVE PLAN (Continued)

        Information about restricted phantom unit activity for the year ended December 31, 2009 and the three months ended March 31, 2010 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010		(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)

Units outstanding at March 31, 2010	1,008,523	54,500

        On January 7, 2010, we accelerated the vesting of 3,500 restricted phantom units held by Duke R. Ligon as a result of his resignation as a member of the board of directors of our general partner and then repurchased those units for cash. The aggregate consideration paid to the former director of approximately $98,000 is included in direct general and administrative expenses for the three months ended March 31, 2010.

        On March 31, 2010, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule for our independent directors. On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.2 million, $1.0 million and $0.1 million, associated with the March 2010, August 2009 and March 2009 grants, respectively.

        Deferred equity-based compensation of approximately $91,000 and $23,000 is included in direct general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At March 31, 2010, we have contractual commitments of approximately $12.1 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ended December 31, 2010.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At March 31, 2010, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2010 (remainder of the year)	$1,131
2011	1,476
2012	804
2013	699
2014	607
Thereafter	5,776

$10,493

        Rental expense under operating leases was approximately $320,000 and $370,000 for the three months ended March 31, 2010 and 2009, respectively.

(14) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended March 31,
	2010	2009
Net earnings	$9,474	$6,422
Less:
Distributions payable on behalf of incentive distribution rights	(588)	(467)
Distributions payable on behalf of general partner interest	(177)	(150)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	—	31

Earnings allocable to general partner interest including incentive distribution rights	(765)	(586)

Net earnings allocable to limited partners	$8,709	$5,836

        Earnings allocated to the general partner interest include amounts attributable to the incentive distribution rights. Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The net earnings allocated to the general partner interest in

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

the consolidated statements of partners' equity and comprehensive income reflects the earnings allocation included in the table above.

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59
January 1, 2010 through March 31, 2010	$0.60

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2010	2009
Basic weighted average units	14,111	12,438
Dilutive effect of restricted phantom units	11	—

Diluted weighted average units	14,122	12,438

        For the three months ended March 31, 2010, we included the dilutive effect of approximately 6,000, 40,000, 4,500 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009 and July 18, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related unamortized deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended March 31, 2010, we excluded the dilutive effect of 2,000 and 1,000 restricted phantom units granted March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the three months ended March 31, 2009, we excluded the dilutive effect of approximately 8,000, 1,500, 4,500, and 2,000 restricted phantom units granted March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the related unamortized deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2010 and December 31, 2009.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instrument.    The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Gulf Coast Terminals:
Terminaling services fees, net	$11,786	$10,357
Other	2,351	1,869

Revenue	14,137	12,226
Direct operating costs and expenses	(4,985)	(5,149)

Net margins	9,152	7,077

Midwest Terminals and Pipeline System:
Terminaling services fees, net	924	856
Pipeline transportation fees	433	468
Other	494	213

Revenue	1,851	1,537
Direct operating costs and expenses	(248)	(431)

Net margins	1,603	1,106

Brownsville Terminals:
Terminaling services fees, net	3,467	3,581
Pipeline transportation fees	741	773
Other	1,329	1,052

Revenue	5,537	5,406
Direct operating costs and expenses	(3,024)	(3,273)

Net margins	2,513	2,133

River Terminals:
Terminaling services fees, net	3,707	4,506
Other	80	77

Revenue	3,787	4,583
Direct operating costs and expenses	(1,808)	(2,128)

Net margins	1,979	2,455

Southeast Terminals:
Terminaling services fees, net	10,196	9,450
Other	1,646	1,200

Revenue	11,842	10,650
Direct operating costs and expenses	(4,503)	(4,563)

Net margins	7,339	6,087

Total net margins	22,586	18,858
Direct general and administrative expenses	(1,031)	(1,099)
Allocated general and administrative expenses	(2,578)	(2,510)
Allocated insurance expense	(796)	(725)
Reimbursement of bonus awards	(313)	(309)
Depreciation and amortization	(6,864)	(6,355)

Operating income	11,004	7,860
Other income (expenses), net	(1,530)	(1,438)

Net earnings	$9,474	$6,422

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,985	$515	$4,108	$3,264	$890	$11,762
Morgan Stanley Capital Group	9,882	1,336	67	459	10,952	22,696
TransMontaigne Inc.	1,270	—	1,362	64	—	2,696

Total revenue	$14,137	$1,851	$5,537	$3,787	$11,842	$37,154

Identifiable assets	$144,767	$10,796	$78,216	$63,382	$182,205	$479,366

Capital expenditures	$1,161	$—	$1,196	$(158)	$1,408	$3,607

	Three months ended March 31, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,809	$347	$3,860	$4,462	$897	$12,375
Morgan Stanley Capital Group	8,360	1,190	150	31	9,753	19,484
TransMontaigne Inc.	1,057	—	1,396	90	—	2,543

Revenue	$12,226	$1,537	$5,406	$4,583	$10,650	$34,402

Identifiable assets	$141,917	$12,249	$76,888	$68,300	$185,457	$484,811

Capital expenditures	$7,811	$83	$3,300	$60	$3,940	$15,194

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed on March 8, 2010 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and determining the fair value of our reporting units when performing our annual goodwill impairment analysis. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2010

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our senior secured credit facility.

SUBSEQUENT EVENTS

        On April 16, 2010, we announced a distribution of $0.60 per unit for the period from January 1, 2010 through March 31, 2010, representing a $0.01 increase over prior distributions attributable to each of the 2009 quarterly periods. This distribution is payable on May 11, 2010 to unitholders of record on April 30, 2010.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

 ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2010	2009
Terminaling services fees, net	$30,080	$28,750
Pipeline transportation fees	1,174	1,241
Management fees and reimbursed costs	540	470
Other	5,360	3,941

Revenue	$37,154	$34,402

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$14,137	$12,226
Midwest terminals and pipeline system	1,851	1,537
Brownsville terminals	5,537	5,406
River terminals	3,787	4,583
Southeast terminals	11,842	10,650

Revenue	$37,154	$34,402

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$11,786	$10,357
Midwest terminals and pipeline system	924	856
Brownsville terminals	3,467	3,581
River terminals	3,707	4,506
Southeast terminals	10,196	9,450

Terminaling services fees, net	$30,080	$28,750

        The increase in terminaling services fees, net includes an increase of approximately $1.1 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals and an increase of approximately $0.5 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the three months ended March 31, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $18.9 million and $16.5 million, respectively, and TransMontaigne Inc. of approximately $1.8 million and $1.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2010	2009
Firm commitments:
External customers	$8,547	$9,349
Affiliates	20,805	18,417

Total	29,352	27,766

Variable:
External customers	836	1,207
Affiliates	(108)	(223)

Total	728	984

Terminaling services fees, net	$30,080	$28,750

        At March 31, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2010 were as follows (in thousands):

At March 31, 2010
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$3,078
More than 1 year but less than 3 years remaining	7,332
More than 3 years but less than 5 years remaining	18,358
More than 5 years remaining	584

Total firm commitments for the three months ended March 31, 2010	$29,352

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	468
Brownsville terminals	741	773
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,174	$1,241

        Included in pipeline transportation fees for the three months ended March 31, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.7 million and $0.8 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$16	$12
Midwest terminals and pipeline system	—	—
Brownsville terminals	442	387
River terminals	—	—
Southeast terminals	82	71

Management fees and reimbursed costs	$540	$470

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

Principal Components of Other Revenue

	Three months ended March 31,
	2010	2009
Product gains	$2,886	$1,818
Steam heating fees	1,463	1,113
Product transfer services	280	139
Railcar handling	140	251
Other	591	620

Other revenue	$5,360	$3,941

        For the three months ended March 31, 2010 and 2009, we sold approximately 38,000 and 35,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $90 and $53 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.5 million and $23,000, respectively.

        Other revenue from steam heating fees increased approximately $0.4 million due principally to an increase in utility charges rebilled to customers for the heating of stored products.

        Included in other revenue for the three months ended March 31, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $3.4 million and $2.5 million, respectively, and TransMontaigne Inc. of approximately $0.2 million and $27,000, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$2,335	$1,857
Midwest terminals and pipeline system	494	213
Brownsville terminals	887	665
River terminals	80	77
Southeast terminals	1,564	1,129

Other revenue	$5,360	$3,941

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended March 31,
	2010	2009
Wages and employee benefits	$5,619	$5,346
Utilities and communication charges	2,279	2,078
Repairs and maintenance	2,972	4,969
Office, rentals and property taxes	1,752	1,639
Vehicles and fuel costs	373	243
Environmental compliance costs	1,174	955
Other	399	314
Less—property and environmental insurance recoveries	—	—

Direct operating costs and expenses	$14,568	$15,544

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2010	2009
Gulf Coast terminals	$4,985	$5,149
Midwest terminals and pipeline system	248	431
Brownsville terminals	3,024	3,273
River terminals	1,808	2,128
Southeast terminals	4,503	4,563

Direct operating costs and expenses	$14,568	$15,544

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

Direct General and Administrative Expenses

	Three months ended March 31,
	2010	2009
Accounting and tax expenses	$514	$599
Legal expenses	147	214
Independent director fees and investor relations expenses	197	92
Deferred equity-based compensation	91	23
Income tax expense (benefit)	8	89
Other	74	82

Direct general and administrative expenses	$1,031	$1,099

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

        For the three months ended March 31, 2010 and 2009, depreciation and amortization expense was approximately $6.9 million and $6.4 million, respectively.

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our senior secured credit facility.

        Excluding acquisitions, our capital expenditures for the three months ended March 31, 2010 were approximately $3.6 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner approved capital projects that currently are or will be under construction with estimated completion dates that extend through May 31, 2011. At March 31, 2010, the remaining capital expenditures to complete the approved capital projects are estimated to range from $29.0 million to $33.0 million. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		In-service
Southeast	Renewable fuels blending functionality		2nd half 2010
Brownsville	Build truck rack		2nd half 2010
Collins/Purvis	Increase light oil tank capacity	700,000	1st half 2011

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through December 31, 2010 from Morgan Stanley Capital Group in the range of $4.0 million to $8.0 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At March 31, 2010, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At March 31, 2010, our outstanding borrowings were approximately $112.0 million, resulting in available capacity of approximately $88.0 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have approximately $60.0 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional

$100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At March 31, 2010, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $256.7 million at March 31, 2010). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended				Twelve months ended March 31, 2010
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$16,241	$14,357	$15,583	$17,995	$64,176
Consolidated funded indebtedness					$112,000
Total leverage ratio and senior secured leverage ratio					1.75x
Consolidated EBITDA for the interest coverage ratio	$16,241	$14,357	$15,583	$17,995	$64,176
Consolidated interest expense, as stipulated in the credit facility	$1,439	$1,349	$1,416	$1,275	$5,479
Interest coverage ratio					11.71x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$16,241	$14,357	$15,583	$17,995	$64,176
Consolidated interest expense	(1,439)	(1,349)	(1,416)	(1,275)	(5,479)
Amortization of deferred revenue	(562)	(764)	(809)	(837)	(2,972)
Amounts due under long-term terminaling services agreements, net	(386)	25	(627)	(357)	(1,345)
Change in operating assets and liabilities	11,017	5,553	1,281	(4,378)	13,473

Cash flows provided by operating activities	$24,871	$17,822	$14,012	$11,148	$67,853

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2010, we had outstanding borrowings of approximately $112 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2010, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at March 31, 2010, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $nil.

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

        For the three months ended March 31, 2010 and 2009, we sold approximately 38,000 and 35,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $90 and $53 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 8, 2010, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009, filed on March 8, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2010 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	625	$28.34	625	9,375
February	625	$27.17	625	8,750
March	625	$27.93	625	8,125

	1,875	$27.81	1,875

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the repurchase program, we anticipate repurchasing annually up to 10,000 common units. During the three months ended March 31, 2010, we repurchased 1,875 common units with approximately $52,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: May 10, 2010	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.