Form 10-Q
period 2010-06-30
TransMontaigne Partners L.P.
filed 2010-08-09
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

        As of July 30, 2010, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2010 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 8, 2010 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended June 30, 2010:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,581	$6,568
Trade accounts receivable, net	5,011	6,317
Due from Morgan Stanley Capital Group	4,205	2,148
Other current assets	6,221	7,706

Total current assets	20,018	22,739
Property, plant and equipment, net	457,628	459,598
Goodwill	24,687	24,682
Other assets, net	8,284	8,516

	$510,617	$515,535

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,803	$11,007
Due to TransMontaigne Inc.	63	168
Accrued liabilities	19,471	19,235

Total current liabilities	26,337	30,410
Other liabilities	18,073	17,000
Long-term debt	110,000	165,000

Total liabilities	154,410	212,410

Partners' equity:
Common unitholders	301,025	249,160
General partner interest	55,619	54,434
Accumulated other comprehensive loss	(437)	(469)

Total partners' equity	356,207	303,125

	$510,617	$515,535

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
External customers	$11,684	$13,420	$23,446	$25,795
Affiliates	25,098	22,429	50,490	44,456

Total revenue	36,782	35,849	73,936	70,251

Costs and expenses:
Direct operating costs and expenses	(14,529)	(15,430)	(29,097)	(30,974)
Direct general and administrative expenses	(543)	(705)	(1,574)	(1,804)
Allocated general and administrative expenses	(2,578)	(2,510)	(5,156)	(5,020)
Allocated insurance expense	(796)	(725)	(1,592)	(1,450)
Reimbursement of bonus awards	(313)	(309)	(626)	(618)
Depreciation and amortization	(6,962)	(6,450)	(13,826)	(12,805)
Gain on disposition of assets	—	1	—	1

Total costs and expenses	(25,721)	(26,128)	(51,871)	(52,670)

Operating income	11,061	9,721	22,065	17,581
Other income (expenses):
Interest income	4	1	6	4
Interest expense	(1,233)	(1,440)	(2,510)	(2,718)
Foreign currency transaction gain (loss)	(25)	40	11	30
Unrealized gain (loss) on derivative instruments	527	(263)	386	(266)
Amortization of deferred financing costs	(150)	(150)	(300)	(300)

Total other expenses	(877)	(1,812)	(2,407)	(3,250)

Net earnings	10,184	7,909	19,658	14,331
Less—earnings allocable to general partner interest including incentive distribution rights	(808)	(616)	(1,573)	(1,202)

Net earnings allocable to limited partners	$9,376	$7,293	$18,085	$13,129

Net earnings per limited partner unit—basic	$0.65	$0.59	$1.27	$1.06

Net earnings per limited partner unit—diluted	$0.65	$0.59	$1.27	$1.06

Weighted average limited partner units outstanding—basic	14,448	12,440	14,281	12,439

Weighted average limited partner units outstanding—diluted	14,465	12,442	14,296	12,440

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2009
and six months ended June 30, 2010

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2008	$249,264	$4,449	$54,450	$(584)	$307,579
Distributions to unitholders	(24,514)	(4,900)	(2,467)	—	(31,881)
Deferred equity-based compensation related to restricted phantom units	213	—	—	—	213
Repurchase of 6,885 common units by our long-term incentive plan	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	115	115

Comprehensive income					27,367

Balance December 31, 2009	249,160	—	54,434	(469)	303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	1,093	—	1,093
Distributions to unitholders	(17,256)	—	(1,481)	—	(18,737)
Deferred equity-based compensation related to restricted phantom units	189	—	—	—	189
Repurchase of 4,395 common units by our long-term incentive plan	(124)	—	—	—	(124)
Issuance of 4,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for six months ended June 30, 2010	18,085	—	1,573	—	19,658
Foreign currency translation adjustments	—	—	—	32	32

Comprehensive income					19,690

Balance June 30, 2010	$301,025	$—	$55,619	$(437)	$356,207

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net earnings	$10,184	$7,909	$19,658	$14,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,962	6,450	13,826	12,805
Gain on disposition of assets	—	(1)	—	(1)
Deferred equity-based compensation	98	31	189	54
Amortization of deferred financing costs	150	150	300	300
Unrealized (gain) loss on derivative instruments	(527)	263	(386)	266
Amortization of deferred revenue	(955)	(562)	(1,792)	(888)
Amounts due under long-term terminaling services agreements, net	(356)	(386)	(713)	(864)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	255	314	1,306	1,408
Due to/from TransMontaigne Inc.	115	140	(114)	627
Due from Morgan Stanley Capital Group	1,233	6,396	1,292	10,308
Other current assets	37	(1,267)	1,521	(613)
Trade accounts payable	1,300	(1,021)	(2,352)	3,175
Accrued liabilities	1,836	6,455	94	(697)

Net cash provided by operating activities	20,332	24,871	32,829	40,211

Cash flows from investing activities:
Acquisition of terminal facilities	(1,633)	—	(1,633)	—
Additions to property, plant and equipment—expansion of facilities	(5,003)	(8,491)	(9,240)	(22,192)
Additions to property, plant and equipment—maintain existing facilities	(1,432)	(785)	(2,151)	(2,278)
Proceeds from sale of assets	—	1	—	1
Other	7	(27)	6	(33)

Net cash (used in) investing activities	(8,061)	(9,302)	(13,018)	(24,502)

Cash flows from financing activities:
Net proceeds from issuance of common units	(11)	—	50,971	—
Contribution of cash by TransMontaigne GP	—	—	1,093	—
Net (repayments) borrowings of debt	(2,000)	(8,000)	(55,000)	(500)
Distributions paid to unitholders	(9,467)	(7,966)	(18,737)	(15,929)
Repurchase of common units by our long-term incentive plan	(72)	(38)	(124)	(58)

Net cash (used in) financing activities	(11,550)	(16,004)	(21,797)	(16,487)

Increase (decrease) in cash and cash equivalents	721	(435)	(1,986)	(778)
Foreign currency translation effect on cash	(11)	3	(1)	1
Cash and cash equivalents at beginning of period	3,871	4,450	6,568	4,795

Cash and cash equivalents at end of period	$4,581	$4,018	$4,581	$4,018

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,317	$1,607	$2,676	$3,598

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2010, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.8% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively. The allocated general and administrative expenses were approximately $5.2 million and $5.0 million for the six months ended June 30, 2010 and 2009, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively. The allocated insurance charges were approximately $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The reimbursement of bonus awards was approximately $0.6 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.

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

        TransMontaigne Inc. indemnified us through May 27, 2010 against certain potential environmental claims, losses and expenses associated with the operation of the Florida and Midwest terminal facilities and occurring before May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us through December 31, 2011 against certain potential

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

environmental claims, losses and expenses associated with the operation of the Brownsville and River terminals and occurring before December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us through December 31, 2012 against certain potential environmental claims, losses and expenses associated with the operation of the Southeast terminals and occurring before December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

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

(i)    Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenue and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, are recorded as a component of other comprehensive income (loss) in partners' equity. Gains and losses from the remeasurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statements of operations in other income (expenses).

(j)    Accounting for derivative instruments

        We account for our derivative instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" or FASB ASC 815, "Derivatives and Hedging." This Statement requires us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are elected and met.

        At June 30, 2010 and December 31, 2009, our derivative instruments were limited to an interest rate swap. We have not designated this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs as defined by the FASB.

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

        Partners accounts for U.S. state income taxes and Mexican federal and provincial income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" or FASB ASC 740, "Income Taxes." Currently, U.S. state income taxes and Mexican federal and provincial income taxes are not significant.

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

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2010, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.3 million.

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

        Environmental Indemnification.    In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne Inc. indemnified us through May 27, 2010, against certain potential environmental liabilities associated with the operation of the Florida and Midwest terminals that occurred on or prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation was $15.0 million. TransMontaigne Inc. had no obligation to indemnify us for losses until such aggregate losses exceeded $250,000. TransMontaigne Inc. had no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.3 million for the contract year ending May 31, 2010 (approximately $36.6 million for the contract year ending May 31, 2011); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Terminal Revenue Support Agreement—Oklahoma City Terminal.    We have a terminal revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of approximately $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we will agree to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through March 31, 2011, for the utilization of the light oil storage capacity at the terminal.

        Terminaling Services Agreement—Mobile Terminal.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Brownsville Terminals.    We had a terminaling services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that was terminated effective May 1, 2010. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals that will result in minimum revenue to us of approximately $2.2 million per year. In exchange for its minimum revenue commitment, we agreed to provide Morgan Stanley Capital Group a minimum amount of storage capacity for such fuel oils. Effective November 1, 2009, we amended the terminaling services agreement with Morgan Stanley Capital Group to reduce Morgan Stanley Capital Group's minimum revenue commitment to approximately $1.3 million per year in exchange for Morgan Stanley Capital Group returning approximately 200,000 barrels of storage capacity. The storage capacity under this agreement is now under contract with third parties.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that expires on March 31, 2011. In the event that TransMontaigne Inc.'s underlying customer terminates its agreement with TransMontaigne Inc. prior to March 31, 2011, TransMontaigne Inc. has the right to terminate the terminaling services agreement prior to the end of the initial term by providing us at least 180 days' prior written notice, provided TransMontaigne Inc. shall pay us an early termination payment based on the remaining term of the agreement, not to exceed $0.2 million. Either party may terminate at the end of the initial term without an early termination payment by providing at least 30 days' prior written notice to the other party. After the initial term, the terminaling services agreement will automatically renew for subsequent one-month periods, subject to either party's right to terminate with thirty days' notice prior to the end of the then current renewal term. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Terminaling Services Agreement—Matamoros LPG.    We have a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that expires on March 31, 2011. In the event that the Brownsville LPG agreement between us and TransMontaigne Inc. terminates, this terminaling services agreement will also terminate. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Terminaling Services Agreement—Brownsville and River Terminals.    We have a terminaling services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that will expire on May 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at these terminals certain minimum volumes of renewable fuels that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.1 million for the contract year ending December 31, 2010; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through March 31, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. Through June 30, 2010, we had received payments totaling approximately $18.6 million and we expect to receive future payments through March 31, 2011 from Morgan Stanley Capital Group in the range of $2.0 million to $5.0 million.

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

(3) ACQUISITIONS

        Collins and Bainbridge Terminals.    On April 27, 2010, we purchased from BP Products North America Inc. ("BP"), two refined product terminals with approximately 60,000 barrels and 110,000 barrels of aggregate active storage capacity in Collins, Mississippi and Bainbridge, Georgia, respectively, for cash consideration of approximately $1.6 million. We previously managed and operated these two refined product terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. These two refined product terminals currently provide integrated terminaling services to Morgan Stanley Capital Group. The accompanying consolidated financial statements include the assets, liabilities and results of operations of these assets from April 27, 2010.

        The purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was allocated as follows (in thousands):

Collins and Bainbridge Terminals
Other current assets	$33
Property, plant and equipment	2,125
Other accrued liabilities	(525)

Cash paid	$1,633

        Other accrued liabilities include assumed environmental obligations of approximately $0.5 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade accounts receivable	$5,321	$6,711
Less allowance for doubtful accounts	(310)	(394)

	$5,011	$6,317

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented or represent affiliated revenue in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Morgan Stanley Capital Group	62%	57%	62%	57%
TransMontaigne Inc	6%	6%	7%	7%
Valero Supply and Marketing Company	7%	10%	7%	10%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2010	December 31, 2009
Amounts due from insurance companies	$3,725	$4,375
Additive detergent	1,866	1,743
Deposits and other assets	630	1,588

	$6,221	$7,706

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2010 and December 31, 2009, we have recognized amounts due from insurance companies of approximately $3.7 million and $4.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and six months ended June 30, 2010, we received reimbursements from insurance companies of approximately $0.5 million and $2.2 million, respectively. During the three and six months ended June 30, 2010, we increased our estimate of insurance recoveries approximately $1.4 million and $1.5 million, respectively, as we assessed the likelihood of recovery was probable related to certain increases in our estimate of environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$52,547	$52,360
Terminals, pipelines and equipment	518,973	505,055
Furniture, fixtures and equipment	1,625	1,556
Construction in progress	9,808	12,278

	582,953	571,249
Less accumulated depreciation	(125,325)	(111,651)

	$457,628	$459,598

(7) GOODWILL

        Goodwill is as follows (in thousands):

	June 30, 2010	December 31, 2009
Brownsville terminals	$14,770	$14,770
River terminals	8,465	8,465
Mexican LPG operations (includes approximately $50 and $55, respectively, of foreign currency translation adjustments)	1,452	1,447

	$24,687	$24,682

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

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). If the fair value of a reporting

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL (Continued)

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

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2010	December 31, 2009
Amounts due under long-term terminaling services agreements:
External customers	$912	$1,021
Affiliates	3,769	3,433

	4,681	4,454
Deferred financing costs, net of accumulated amortization of $2,733 and $2,434, respectively	897	1,196
Customer relationships, net of accumulated amortization of $1,182 and $1,028, respectively	2,517	2,671
Deposits and other assets	189	195

	$8,284	$8,516

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2010 and December 31, 2009, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.7 million and $4.5 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	June 30, 2010	December 31, 2009
Customer advances and deposits:
External customers	$186	$942
Morgan Stanley Capital Group	6,019	5,924

	6,205	6,866
Accrued property taxes	2,257	539
Accrued environmental obligations	5,278	5,582
Interest payable	189	254
Rebate due to Morgan Stanley Capital Group	999	465
Unrealized loss on derivative instrument	2,304	2,690
Accrued expenses and other	2,239	2,839

	$19,471	$19,235

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2010 and December 31, 2009, we have billed and collected from certain of our customers approximately $6.2 million and $6.9 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At June 30, 2010 and December 31, 2009, we have accrued environmental obligations of approximately $5.3 million and $5.6 million, respectively, representing our best estimate of our remediation obligations. During the three and six months ended June 30, 2010, we made payments of approximately $0.7 million and $2.6 million, respectively, towards our environmental remediation obligations. During the three and six months ended June 30, 2010, we increased our remediation obligations by approximately $1.9 million and $2.3 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2010 and December 31, 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.0 million and $0.5 million, respectively. During the three months ended March 31, 2010, we paid Morgan Stanley Capital Group approximately $0.5 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2009.

        Unrealized loss on derivative instrument.    Our derivative instrument is limited to an interest rate swap. We manage our interest rate risk with an interest rate swap, which reduces our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2010, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES (Continued)

or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. During the three months ended June 30, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $0.7 million and $0.6 million, respectively, as an adjustment to interest expense. During the six months ended June 30, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $1.4 million and $1.2 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 11 of Notes to consolidated financial statements). At June 30, 2010 and December 31, 2009, the fair value of the interest rate swap was approximately $2.3 million and $2.7 million, respectively.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	June 30, 2010	December 31, 2009
Deferred revenue—ethanol blending fees and other projects	$17,304	$15,745
Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group	769	1,255

	$18,073	$17,000

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2010 and December 31, 2009, we have unamortized deferred revenue of approximately $17.3 million and $15.7 million, respectively, for completed projects. During the three and six months ended June 30, 2010, we billed Morgan Stanley Capital Group approximately $1.8 million and $3.4 million, respectively, for completed projects. During the three months ended June 30, 2010 and 2009, we recognized revenue on a straight-line basis of approximately $1.0 million and $0.6 million, respectively, for completed projects. During the six months ended June 30, 2010 and 2009, we recognized revenue on a straight-line basis of approximately $1.8 million and $0.9 million, respectively, for completed projects.

        Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for minimum payments that decrease over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2010 and December 31, 2009, we have received minimum payments that are due through those respective dates in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.8 million and $1.3 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT

        Senior Secured Credit Facility.    At June 30, 2010 and December 31, 2009, our outstanding borrowings under the senior secured credit facility were approximately $110.0 million and $165.0 million, respectively. At June 30, 2010 and December 31, 2009, our outstanding letters of credit were approximately $nil at both dates.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million or (ii) four times Consolidated EBITDA (as defined: $264.1 million at June 30, 2010). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended June 30, 2010 and 2009, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.3% and 3.7%, respectively. For the six months ended June 30, 2010 and 2009, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.2% and 3.7%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times). We were in compliance with all of the covenants under our senior secured credit facility as of June 30, 2010.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971
Public offering of common units	2,012,500	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	41,071

Units outstanding at June 30, 2010	14,457,066	—	295,042

        At June 30, 2010 and December 31, 2009, common units outstanding include approximately 9,600 and 9,200 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest.

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,238,463 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2010, 1,008,523 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the repurchase of outstanding common units for purposes of making subsequent grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates repurchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has repurchased 4,395 and 3,135 common units pursuant to the program during the six months ended June 30, 2010 and 2009, respectively.

        Information about restricted phantom unit activity for the year ended December 31, 2009 and the six months ended June 30, 2010 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010		(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)

Units outstanding at June 30, 2010	1,008,523	54,500

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

        On March 31, 2010, TransMontaigne Services Inc. granted 6,000 restricted phantom units to the independent directors of our general partner. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule for our independent directors. On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.2 million, $1.0 million and $0.1 million, associated with the March 2010, August 2009 and March 2009 grants, respectively.

        Deferred equity-based compensation of approximately $98,000 and $31,000 is included in direct general and administrative expenses for the three months ended June 30, 2010 and 2009, respectively. Deferred equity-based compensation of approximately $189,000 and $54,000 is included in direct general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At June 30, 2010, we have contractual commitments of approximately $11.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2010.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At June 30, 2010, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2010 (remainder of the year)	$753
2011	1,473
2012	804
2013	699
2014	610
Thereafter	5,775

$10,114

        Rental expense under operating leases was approximately $440,000 and $280,000 for the three months ended June 30, 2010 and 2009, respectively. Rental expense under operating leases was approximately $765,000 and $650,000 for the six months ended June 30, 2010 and 2009, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings	$10,184	$7,909	$19,658	$14,331
Less:
Distributions payable on behalf of incentive distribution rights	(588)	(467)	(1,176)	(934)
Distributions payable on behalf of general partner interest	(177)	(150)	(354)	(300)
Distributions payable to the general partner interest (less than) in excess of earnings allocable to the general partner interest	(43)	1	(43)	32

Earnings allocable to general partner interest including incentive distribution rights	(808)	(616)	(1,573)	(1,202)

Net earnings allocable to limited partners	$9,376	$7,293	$18,085	$13,129

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic weighted average units	14,448	12,440	14,281	12,439
Dilutive effect of restricted phantom units	17	2	15	1

Diluted weighted average units	14,465	12,442	14,296	12,440

        For the three and six months ended June 30, 2010, we included the dilutive effect of approximately 6,000, 40,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and six months ended June 30, 2009, we included the dilutive effect of approximately 8,000 restricted phantom units granted March 31, 2009 in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and six months ended June 30, 2009, we excluded the dilutive effect of approximately 1,500, 4,500, and 2,000 restricted phantom units granted July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) DISCLOSURES ABOUT FAIR VALUE (Continued)

information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2010 and December 31, 2009.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gulf Coast Terminals:
Terminaling services fees, net	$11,596	$10,809	$23,382	$21,166
Other	1,733	2,549	4,084	4,418

Revenue	13,329	13,358	27,466	25,584
Direct operating costs and expenses	(4,954)	(5,383)	(9,939)	(10,532)

Net margins	8,375	7,975	17,527	15,052

Midwest Terminals and Pipeline System:
Terminaling services fees, net	937	987	1,861	1,843
Pipeline transportation fees	604	511	1,037	979
Other	410	158	904	371

Revenue	1,951	1,656	3,802	3,193
Direct operating costs and expenses	(445)	(609)	(693)	(1,040)

Net margins	1,506	1,047	3,109	2,153

Brownsville Terminals:
Terminaling services fees, net	3,640	3,715	7,107	7,296
Pipeline transportation fees	600	434	1,341	1,207
Other	1,372	1,426	2,701	2,478

Revenue	5,612	5,575	11,149	10,981
Direct operating costs and expenses	(3,109)	(2,587)	(6,133)	(5,860)

Net margins	2,503	2,988	5,016	5,121

River Terminals:
Terminaling services fees, net	3,691	4,526	7,398	9,032
Other	86	108	166	185

Revenue	3,777	4,634	7,564	9,217
Direct operating costs and expenses	(1,725)	(1,588)	(3,533)	(3,716)

Net margins	2,052	3,046	4,031	5,501

Southeast Terminals:
Terminaling services fees, net	10,495	9,500	20,691	18,950
Other	1,618	1,126	3,264	2,326

Revenue	12,113	10,626	23,955	21,276
Direct operating costs and expenses	(4,296)	(5,263)	(8,799)	(9,826)

Net margins	7,817	5,363	15,156	11,450

Total net margins	22,253	20,419	44,839	39,277
Direct general and administrative expenses	(543)	(705)	(1,574)	(1,804)
Allocated general and administrative expenses	(2,578)	(2,510)	(5,156)	(5,020)
Allocated insurance expense	(796)	(725)	(1,592)	(1,450)
Reimbursement of bonus awards	(313)	(309)	(626)	(618)
Depreciation and amortization	(6,962)	(6,450)	(13,826)	(12,805)
Gain on disposition of assets	—	1	—	1

Operating income	11,061	9,721	22,065	17,581
Other income (expenses), net	(877)	(1,812)	(2,407)	(3,250)

Net earnings	$10,184	$7,909	$19,658	$14,331

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,772	$463	$4,407	$3,219	$823	$11,684
Morgan Stanley Capital Group	9,549	1,488	(36)	494	11,290	22,785
TransMontaigne Inc.	1,008	—	1,241	64	—	2,313

Total revenue	$13,329	$1,951	$5,612	$3,777	$12,113	$36,782

Identifiable assets	$144,371	$11,453	$78,395	$61,880	$184,595	$480,694

Capital expenditures	$1,422	$—	$2,270	$89	$4,779	$8,560

	Three months ended June 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,996	$445	$4,589	$4,535	$855	$13,420
Morgan Stanley Capital Group	9,352	1,211	(87)	35	9,771	20,282
TransMontaigne Inc.	1,010	—	1,073	64	—	2,147

Total revenue	$13,358	$1,656	$5,575	$4,634	$10,626	$35,849

Identifiable assets	$144,043	$12,438	$77,224	$68,515	$187,320	$489,540

Capital expenditures	$4,427	$62	$1,442	$212	$3,133	$9,276

	Six months ended June 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$5,757	$978	$8,515	$6,483	$1,713	$23,446
Morgan Stanley Capital Group	19,431	2,824	31	953	22,242	45,481
TransMontaigne Inc.	2,278	—	2,603	128	—	5,009

Total revenue	$27,466	$3,802	$11,149	$7,564	$23,955	$73,936

Identifiable assets	$144,371	$11,453	$78,395	$61,880	$184,595	$480,694

Capital expenditures	$2,747	$—	$3,996	$(41)	$6,814	$13,516

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

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

REGULATORY MATTERS

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley is a "bank holding company," subject to consolidated supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended. Morgan Stanley qualifies as a bank holding company that is a "financial holding company."

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The Dodd-Frank Act contains various provisions that affect financial firms, including financial holding companies, and amend various existing laws, including the Bank Holding Company Act. The Dodd-Frank Act and the Bank Holding Company Act, among other laws, contain restrictions and prohibitions on the activities and investments of financial holding companies. Various regulatory agencies, including the Federal Reserve Board, are required to issue regulations that carry out the intent of the Dodd-Frank Act's provisions. The Dodd-Frank Act is a part of a trend to increase regulatory supervision of the financial industry.

        As a result of this trend for increased regulatory supervision, it is possible that legislative or regulatory changes may be made that would adversely affect Morgan Stanley's ability or business strategy to own and operate our general partner and to operate Partners. In addition, the Federal Reserve Board could conclude in the future that certain activities or investments will not be deemed permissible under the Bank Holding Company Act for any specific institution that is deemed to be systemically important, or for financial holding companies generally.

        We cannot predict whether any such future legislation or regulation would adversely affect Morgan Stanley's ability to continue its physical energy trading activities or business strategy to continue to maintain its ownership of our general partner, or if such activities will otherwise be grandfathered under the Bank Holding Company Act. In addition, we are currently unable to predict whether any future changes in the statutes and regulations governing the activities of financial holding companies would have a material adverse impact on our financial condition or results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2010

        On April 16, 2010, we announced a distribution of $0.60 per unit for the period from January 1, 2010 through March 31, 2010, representing a $0.01 increase over prior distributions attributable to each of the 2009 quarterly periods. This distribution is payable on May 11, 2010 to unitholders of record on April 30, 2010.

        On June 2, 2010, Deborah A. Davis announced her intention to resign as Senior Vice President and Chief Accounting Officer of our general partner and as Senior Vice President—Administration of TransMontaigne Inc. and the other subsidiaries of Partners and TransMontaigne Inc. in order to spend more time with her family. Ms. Davis will continue in her current role as Senior Vice President and Chief Accounting Officer of our general partner until January 1, 2011 in order to assist in the orderly transition of duties to her successor. Ms. Davis indicated that there were no disagreements between herself and Partners, the board of directors of our general partner or the audit committee of our general partner regarding Partners' operations, policies or practices. Our general partner is responsible for managing the operations and activities of Partners since the partnership does not have its own officers or employees.

SUBSEQUENT EVENTS

        On July 12, 2010, Ronald A. (Randy) Majors, age 51, was appointed to serve as the Senior Vice President—Business Development of our general partner and TransMontaigne Inc. Prior to joining the Company, from December 2009 to February 2010, Mr. Majors served as President and Chief Executive Officer of Pipestream, a technology company focused on creating new materials and construction methods for the pipeline industry. Prior to Pipestream, from May 2006 to December 2009, Mr. Majors served as President and Chief Operating Officer of SemGroup Europe Holdings, LLC, and Executive Director of SemEuro Limited, both divisions of SemGroup LP. From January 1998 to April 2006, Mr. Majors worked for The Williams Companies in various business development capacities, and served as the Chairman of the Board of AB Mazeikiai Nafta, from September 2000 to October 2002, and Mr. Majors served as President of Williams International Company from May 2002 to May 2003. From June 1983 to December 1997, Mr. Majors was employed at Conoco, Inc. in various executive positions responsible for numerous commercial ventures, as well as exploration and development projects in Russia, Norway, Indonesia, Vietnam, Dubai, Nigeria, as well as the US.

        On July 12, 2010, Robert T. Fuller, age 41, was appointed to serve as the Vice President—Accounting of our general partner and TransMontaigne Inc. Effective January 1, 2011, Mr. Fuller will assume the additional role of Chief Accounting Officer of our general partner, upon the departure of Deborah A. Davis. Mr. Fuller spent the last 13 years with KPMG in their New York Department of Professional Practice and the Denver office. Mr. Fuller has provided auditing services to a variety of entities throughout his 17 year career that includes large public companies, large federal and state governments, regulated enterprises and private entities.

        On July 16, 2010, we announced a distribution of $0.60 per unit for the period from April 1, 2010 through June 30, 2010, payable on August 10, 2010 to unitholders of record on July 30, 2010.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2010	2009
Terminaling services fees, net	$30,359	$29,537
Pipeline transportation fees	1,204	945
Management fees and reimbursed costs	514	507
Other	4,705	4,860

Revenue	$36,782	$35,849

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$13,329	$13,358
Midwest terminals and pipeline system	1,951	1,656
Brownsville terminals	5,612	5,575
River terminals	3,777	4,634
Southeast terminals	12,113	10,626

Revenue	$36,782	$35,849

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$11,596	$10,809
Midwest terminals and pipeline system	937	987
Brownsville terminals	3,640	3,715
River terminals	3,691	4,526
Southeast terminals	10,495	9,500

Terminaling services fees, net	$30,359	$29,537

        The increase in terminaling services fees, net includes an increase of approximately $0.9 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals and an increase of approximately $0.4 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the three months ended June 30, 2010 and 2009 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $19.1 million and $16.8 million, respectively, and TransMontaigne Inc. of approximately $1.6 million and $1.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2010	2009
Firm commitments:
External customers	$8,790	$9,699
Affiliates	20,813	18,937

Total	29,603	28,636

Variable:
External customers	825	1,373
Affiliates	(69)	(472)

Total	756	901

Terminaling services fees, net	$30,359	$29,537

        At June 30, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended June 30, 2010 were as follows (in thousands):

At June 30, 2010
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,837
More than 1 year but less than 3 years remaining	5,632
More than 3 years but less than 5 years remaining	18,740
More than 5 years remaining	394

Total firm commitments for the three months ended June 30, 2010	$29,603

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	604	511
Brownsville terminals	600	434
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,204	$945

        Included in pipeline transportation fees for the three months ended June 30, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $0.6 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.6 million and $0.4 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased the two terminals that were adjacent to our

Southeast facilities. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$24	$12
Midwest terminals and pipeline system	—	—
Brownsville terminals	454	417
River terminals	—	—
Southeast terminals	36	78

Management fees and reimbursed costs	$514	$507

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

Principal Components of Other Revenue

	Three months ended June 30,
	2010	2009
Product gains, net	$2,770	$2,216
Steam heating fees	949	871
Product transfer services	289	222
Railcar handling	165	441
Other	532	1,110

Other revenue	$4,705	$4,860

        For the three months ended June 30, 2010 and 2009, we sold approximately 34,600 and 30,200 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $95 and $73 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.5 million and $nil, respectively.

        Included in other revenue for the three months ended June 30, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $3.1 million and $3.0 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $58,000, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$1,709	$2,537
Midwest terminals and pipeline system	410	158
Brownsville terminals	918	1,009
River terminals	86	108
Southeast terminals	1,582	1,048

Other revenue	$4,705	$4,860

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended June 30,
	2010	2009
Wages and employee benefits	$5,786	$5,071
Utilities and communication charges	1,995	1,796
Repairs and maintenance	3,467	5,497
Office, rentals and property taxes	1,852	1,718
Vehicles and fuel costs	347	238
Environmental compliance costs	668	719
Other	414	391

Direct operating costs and expenses	$14,529	$15,430

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2010	2009
Gulf Coast terminals	$4,954	$5,383
Midwest terminals and pipeline system	445	609
Brownsville terminals	3,109	2,587
River terminals	1,725	1,588
Southeast terminals	4,296	5,263

Direct operating costs and expenses	$14,529	$15,430

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

Direct General and Administrative Expenses

	Three months ended June 30,
	2010	2009
Accounting and tax expenses	$200	$183
Legal expenses	88	271
Independent director fees and investor relations expenses	54	76
Deferred equity-based compensation	98	31
Income tax expense	62	117
Other	41	27

Direct general and administrative expenses	$543	$705

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.

        For the three months ended June 30, 2010 and 2009, depreciation and amortization expense was approximately $7.0 million and $6.5 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

 ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2010	2009
Terminaling services fees, net	$60,439	$58,287
Pipeline transportation fees	2,378	2,186
Management fees and reimbursed costs	1,054	977
Other	10,065	8,801

Revenue	$73,936	$70,251

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$27,466	$25,584
Midwest terminals and pipeline system	3,802	3,193
Brownsville terminals	11,149	10,981
River terminals	7,564	9,217
Southeast terminals	23,955	21,276

Revenue	$73,936	$70,251

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

Terminaling Services Fees, Net, by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$23,382	$21,166
Midwest terminals and pipeline system	1,861	1,843
Brownsville terminals	7,107	7,296
River terminals	7,398	9,032
Southeast terminals	20,691	18,950

Terminaling services fees, net	$60,439	$58,287

        The increase in terminaling services fees, net includes an increase of approximately $2.0 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals and an increase of approximately $0.9 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the six months ended June 30, 2010 and 2009 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $38.0 million and $33.3 million, respectively, and TransMontaigne Inc. of approximately $3.4 million and $3.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2010	2009
Firm commitments:
External customers	$17,337	$19,048
Affiliates	41,618	37,354

Total	58,955	56,402

Variable:
External customers	1,661	2,580
Affiliates	(177)	(695)

Total	1,484	1,885

Terminaling services fees, net	$60,439	$58,287

        At June 30, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the six months ended June 30, 2010 were as follows (in thousands):

At June 30, 2010
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$9,687
More than 1 year but less than 3 years remaining	11,282
More than 3 years but less than 5 years remaining	37,197
More than 5 years remaining	789

Total firm commitments for the six months ended June 30, 2010	$58,955

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,037	979
Brownsville terminals	1,341	1,207
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,378	$2,186

        Included in pipeline transportation fees for the six months ended June 30, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $1.0 million and $1.0 million, respectively, and TransMontaigne Inc. of approximately $1.3 million and $1.2 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased the two terminals that were adjacent to our Southeast facilities. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$40	$24
Midwest terminals and pipeline system	—	—
Brownsville terminals	896	804
River terminals	—	—
Southeast terminals	118	149

Management fees and reimbursed costs	$1,054	$977

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

Principal Components of Other Revenue

	Six months ended June 30,
	2010	2009
Product gains, net	$5,656	$4,034
Steam heating fees	2,412	1,984
Product transfer services	569	361
Railcar handling	305	692
Other	1,123	1,730

Other revenue	$10,065	$8,801

        For the six months ended June 30, 2010 and 2009, we sold approximately 72,300 and 65,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $92 and $62 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.0 million and $nil, respectively.

        Included in other revenue for the six months ended June 30, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $6.5 million and $5.5 million, respectively, and TransMontaigne Inc. of approximately $0.3 million and $84,000, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$4,044	$4,394
Midwest terminals and pipeline system	904	371
Brownsville terminals	1,805	1,674
River terminals	166	185
Southeast terminals	3,146	2,177

Other revenue	$10,065	$8,801

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months ended June 30,
	2010	2009
Wages and employee benefits	$11,405	$10,417
Utilities and communication charges	4,274	3,874
Repairs and maintenance	6,439	10,466
Office, rentals and property taxes	3,604	3,357
Vehicles and fuel costs	720	481
Environmental compliance costs	1,842	1,674
Other	813	705

Direct operating costs and expenses	$29,097	$30,974

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2010	2009
Gulf Coast terminals	$9,939	$10,532
Midwest terminals and pipeline system	693	1,040
Brownsville terminals	6,133	5,860
River terminals	3,533	3,716
Southeast terminals	8,799	9,826

Direct operating costs and expenses	$29,097	$30,974

        Direct general and administrative expenses were as follows (in thousands):

Direct General and Administrative Expenses

	Six months ended June 30,
	2010	2009
Accounting and tax expenses	$714	$782
Legal expenses	235	485
Independent director fees and investor relations expenses	251	168
Deferred equity-based compensation	189	54
Income tax expense	70	206
Other	115	109

Direct general and administrative expenses	$1,574	$1,804

        The allocated general and administrative expenses were approximately $5.2 million and $5.0 million for the six months ended June 30, 2010 and 2009, respectively.

        The allocated insurance expenses were approximately $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

        The reimbursement of bonus awards was approximately $0.6 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.

        For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was approximately $13.8 million and $12.8 million, respectively.

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

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our senior secured credit facility.

        Excluding acquisitions, our capital expenditures for the six months ended June 30, 2010 were approximately $11.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner approved capital projects that currently are or will be under construction with estimated completion dates that extend through May 31, 2011. At June 30, 2010, the remaining expansion capital expenditures to complete the approved capital projects are estimated to range from $22.0 million to $25.0 million. We expect to fund our expansion capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Tampa	Improve truck rack capacity and functionality		In-service
Southeast	Renewable fuels blending functionality		1st half 2011
Brownsville	Build truck rack		2nd half 2010
Collins/Purvis	Increase light oil tank capacity	700,000	1st half 2011

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through March 31, 2011 from Morgan Stanley Capital Group in the range of $2.0 million to $5.0 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At June 30, 2010, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At June 30, 2010, our outstanding borrowings were approximately $110.0 million, resulting in available capacity of approximately $90.0 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have approximately $65.0 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At June 30, 2010, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million or (ii) four times Consolidated EBITDA (as defined: $264.1 million at June 30, 2010). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended				Twelve months ended June 30, 2010
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,357	$15,583	$17,995	$18,096	$66,031
Consolidated funded indebtedness					$110,000
Total leverage ratio and senior secured leverage ratio					1.67x
Consolidated EBITDA for the interest coverage ratio	$14,357	$15,583	$17,995	$18,096	$66,031
Consolidated interest expense, as stipulated in the credit facility	$1,349	$1,416	$1,275	$1,229	$5,269
Interest coverage ratio					12.53x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,357	$15,583	$17,995	$18,096	$66,031
Consolidated interest expense	(1,349)	(1,416)	(1,275)	(1,229)	(5,269)
Amortization of deferred revenue	(764)	(809)	(837)	(955)	(3,365)
Amounts due under long-term terminaling services agreements, net	25	(627)	(357)	(356)	(1,315)
Change in operating assets and liabilities	5,553	1,281	(4,378)	4,776	7,232

Cash flows provided by operating activities	$17,822	$14,012	$11,148	$20,332	$63,314

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At June 30, 2010, we had outstanding borrowings of approximately $110.0 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2010, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at June 30, 2010, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $nil.

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

        For the six months ended June 30, 2010 and 2009, we sold approximately 72,300 and 65,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $92 and $62 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In addition, each registrant is required to set forth in its quarterly report on Form 10-Q any material changes from the risk factors previously disclosed in the registrant's Annual Report on Form 10-K. As a result of the recent financial reform legislation discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, you should carefully consider the following important factors that could cause actual results to differ materially from our expectations and may adversely affect our business or results of operations.

        Morgan Stanley Capital Group, which is our largest customer and controls our general partner, is owned by Morgan Stanley. Morgan Stanley is a bank holding company under applicable federal banking law and regulations, which impose regulatory limitations on Morgan Stanley's ability to conduct certain nonbanking activities, or to retain or make certain investments. If the Board of Governors of the Federal Reserve System determines that certain of Morgan Stanley's activities or investments are not permissible, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment, or (ii) may transfer control of our general partner to an unaffiliated third party.

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley is a "bank holding company," subject to consolidated supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended. Morgan Stanley qualifies as a bank holding company that is a "financial holding company."

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The Dodd-Frank Act contains various provisions that affect financial firms, including financial holding companies, and amend various existing laws, including the Bank Holding Company Act. The Dodd-Frank Act and the Bank Holding Company Act, among other laws, contain restrictions and prohibitions on the activities and investments of financial holding companies. Various regulatory agencies, including the Federal Reserve Board, are required to issue regulations that carry out the intent of the Dodd-Frank Act's provisions. The Dodd-Frank Act is a part of a trend to increase regulatory supervision of the financial industry.

        As a result of this trend for increased regulatory supervision, it is possible that legislative or regulatory changes may be made that would adversely affect Morgan Stanley's ability or business strategy to own and operate our general partner and to operate Partners. In addition, the Federal Reserve Board could conclude in the future that certain activities or investments will not be deemed permissible under the Bank Holding Company Act for any specific institution that is deemed to be systemically important, or for financial holding companies generally.

        As a general matter, we are currently unable to predict whether Morgan Stanley's becoming subject to the consolidated supervision and regulation as a financial holding company, or any future changes in the statutes and regulations governing the activities of financial holding companies will have a material impact on us, or what any such impact may be. More specifically, we are unable to predict whether Morgan Stanley will be required to cause us to discontinue any activities or investments that may be deemed impermissible in the future, or whether such changes to such statutes or regulations would cause Morgan Stanley to seek to transfer control of our general partner to an unaffiliated third party, and whether either of those actions would have a material adverse impact on our financial condition or results of operations or the price of our common units.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2010 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April	840	$27.46	840	7,285
May	840	$29.66	840	6,445
June	840	$28.91	840	5,605

	2,520	$28.68	2,520

        All repurchases were made in the open market pursuant to a program announced on May 7, 2007 for the repurchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the repurchase program, we anticipate repurchasing annually up to 10,000 common units. During the three months ended June 30, 2010, we repurchased 2,520 common units with approximately $72,000 of aggregate market value for this purpose. There is no guarantee as to the exact number of common units that will be repurchased under the repurchase program, and the repurchase program may be discontinued at any time. Unless we choose to terminate the repurchase program earlier, the repurchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Dated: August 9, 2010	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.