Form 10-Q
period 2010-09-30
TransMontaigne Partners L.P.
filed 2010-11-08
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

        As of October 29, 2010, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2010 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 8, 2010 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended September 30, 2010:

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

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,844	$6,568
Trade accounts receivable, net	7,045	6,317
Due from Morgan Stanley Capital Group	3,379	2,148
Other current assets	6,804	7,706

Total current assets	20,072	22,739
Property, plant and equipment, net	457,268	459,598
Goodwill	24,695	24,682
Other assets, net	8,844	8,516

	$510,879	$515,535

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,151	$11,007
Due to TransMontaigne Inc.	226	168
Accrued liabilities	21,023	19,235

Total current liabilities	28,400	30,410
Other liabilities	17,450	17,000
Long-term debt	108,000	165,000

Total liabilities	153,850	212,410

Partners' equity:
Common unitholders	301,760	249,160
General partner interest	55,638	54,434
Accumulated other comprehensive loss	(369)	(469)

Total partners' equity	357,029	303,125

	$510,879	$515,535

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
External customers	$12,293	$12,249	$35,739	$38,044
Affiliates	25,206	23,121	75,696	67,577

Total revenue	37,499	35,370	111,435	105,621

Costs and expenses:
Direct operating costs and expenses	(14,838)	(16,915)	(43,935)	(47,889)
Direct general and administrative expenses	(622)	(606)	(2,196)	(2,410)
Allocated general and administrative expenses	(2,578)	(2,510)	(7,734)	(7,530)
Allocated insurance expense	(796)	(725)	(2,388)	(2,175)
Reimbursement of bonus awards	(313)	(309)	(939)	(927)
Depreciation and amortization	(7,006)	(6,541)	(20,832)	(19,346)
Gain on disposition of assets	—	—	—	1

Total costs and expenses	(26,153)	(27,606)	(78,024)	(80,276)

Operating income	11,346	7,764	33,411	25,345
Other income (expenses):
Interest income	1	1	7	5
Interest expense	(1,189)	(1,350)	(3,699)	(4,068)
Foreign currency transaction gain (loss)	20	(13)	31	17
Unrealized gain (loss) on derivative instruments	341	(553)	727	(819)
Amortization of deferred financing costs	(150)	(150)	(450)	(450)

Total other expenses	(977)	(2,065)	(3,384)	(5,315)

Net earnings	10,369	5,699	30,027	20,030
Less—earnings allocable to general partner interest including incentive distribution rights	(784)	(572)	(2,357)	(1,774)

Net earnings allocable to limited partners	$9,585	$5,127	$27,670	$18,256

Net earnings per limited partner unit—basic	$0.66	$0.41	$1.93	$1.47

Net earnings per limited partner unit—diluted	$0.66	$0.41	$1.93	$1.47

Weighted average limited partner units outstanding—basic	14,446	12,438	14,344	12,439

Weighted average limited partner units outstanding—diluted	14,461	12,443	14,355	12,441

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2009
and nine months ended September 30, 2010

(In thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2008	$249,264	$4,449	$54,450	$(584)	$307,579
Distributions to unitholders	(24,514)	(4,900)	(2,467)	—	(31,881)
Deferred equity-based compensation related to restricted phantom units	213	—	—	—	213
Purchase of 6,885 common units by our long-term incentive plan	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	115	115

Comprehensive income					27,367

Balance December 31, 2009	249,160	—	54,434	(469)	303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	1,093	—	1,093
Distributions to unitholders	(25,873)	—	(2,246)	—	(28,119)
Deferred equity-based compensation related to restricted phantom units	287	—	—	—	287
Purchase of 16,915 common units by our long-term incentive plan and from affiliate	(455)	—	—	—	(455)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for nine months ended September 30, 2010	27,670	—	2,357	—	30,027
Foreign currency translation adjustments	—	—	—	100	100

Comprehensive income					30,127

Balance September 30, 2010	$301,760	$—	$55,638	$(369)	$357,029

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net earnings	$10,369	$5,699	$30,027	$20,030
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,006	6,541	20,832	19,346
Gain on disposition of assets	—	—	—	(1)
Deferred equity-based compensation	98	65	287	119
Amortization of deferred financing costs	150	150	450	450
Unrealized (gain) loss on derivative instruments	(341)	553	(727)	819
Amortization of deferred revenue	(986)	(764)	(2,778)	(1,652)
Amounts due under long-term terminaling services agreements, net	292	25	(421)	(839)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(2,034)	226	(728)	1,634
Due to/from TransMontaigne Inc.	146	302	32	929
Due from Morgan Stanley Capital Group	826	6,421	2,118	16,729
Other current assets	(576)	397	945	(216)
Trade accounts payable	(1,120)	(2,541)	(3,472)	634
Accrued liabilities	1,887	748	1,981	51

Net cash provided by operating activities	15,717	17,822	48,546	58,033

Cash flows from investing activities:
Acquisition of terminal facilities	—	—	(1,633)	—
Additions to property, plant and equipment—expansion of facilities	(3,197)	(3,653)	(12,437)	(25,845)
Additions to property, plant and equipment—maintain existing facilities	(1,841)	(1,303)	(3,992)	(3,580)
Proceeds from sale of assets	—	—	—	1
Other	(716)	—	(710)	(33)

Net cash used in investing activities	(5,754)	(4,956)	(18,772)	(29,457)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	50,971	—
Contribution of cash by TransMontaigne GP	—	—	1,093	—
Net repayments of debt	(2,000)	—	(57,000)	(500)
Distributions paid to unitholders	(9,382)	(7,963)	(28,119)	(23,892)
Purchase of common units by our long-term incentive plan and from affiliate	(331)	(46)	(455)	(104)

Net cash used in financing activities	(11,713)	(8,009)	(33,510)	(24,496)

Increase (decrease) in cash and cash equivalents	(1,750)	4,857	(3,736)	4,080
Foreign currency translation effect on cash	13	(2)	12	(2)
Cash and cash equivalents at beginning of period	4,581	4,018	6,568	4,795

Cash and cash equivalents at end of period	$2,844	$8,873	$2,844	$8,873

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,288	$1,671	$3,964	$5,269

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2010, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively. The allocated general and administrative expenses were approximately $7.7 million and $7.5 million for the nine months ended September 30, 2010 and 2009, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.8 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. The allocated insurance charges were approximately $2.4 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

        At September 30, 2010 and December 31, 2009, our derivative instruments were limited to an interest rate swap. We have not designated this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wachovia Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs as defined by the FASB.

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

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that expires on March 31, 2011. In the event that TransMontaigne Inc.'s underlying customer terminates its agreement with TransMontaigne Inc. prior to March 31, 2011, TransMontaigne Inc. has the right to terminate the terminaling services agreement prior to the end of the initial term by providing us at least 180 days' prior written notice, provided TransMontaigne Inc. shall pay us an early termination payment based on the remaining term of the agreement, not to exceed $0.2 million. Either party may terminate the agreement at the end of the initial term without an early termination payment by providing at least 30 days' prior written notice to the other party. After the initial term, the terminaling services agreement will automatically renew for subsequent one-month periods, subject to either party's right to terminate with thirty days' notice prior to the end of the then current renewal term. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

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

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $33.7 million for the contract year ending December 31, 2010; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.8 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement, we also agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals with estimated completion dates that extend through June 30, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. Through September 30, 2010, we had received payments totaling approximately $20.3 million and we expect to receive future payments through June 30, 2011 from Morgan Stanley Capital Group in the range of $1 million to $4 million.

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

        Terminaling Services Agreement—Collins Terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date and for each contract year thereafter. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal, with estimated completion to occur on or before August 1, 2011.

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

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade accounts receivable	$7,355	$6,711
Less allowance for doubtful accounts	(310)	(394)

	$7,045	$6,317

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented or represent affiliated revenue in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Morgan Stanley Capital Group	61%	59%	61%	57%
TransMontaigne Inc	6%	6%	7%	7%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2010	December 31, 2009
Amounts due from insurance companies	$3,940	$4,375
Additive detergent	1,880	1,743
Deposits and other assets	984	1,588

	$6,804	$7,706

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2010 and December 31, 2009, we have recognized amounts due from insurance companies of approximately $3.9 million and $4.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and nine months ended September 30, 2010, we received reimbursements from insurance companies of approximately $0.3 million and $2.5 million, respectively. During the three and nine months ended September 30, 2010, we increased our estimate of insurance recoveries approximately $0.5 million and $2.0 million, respectively, as we assessed the likelihood of recovery was probable related to certain increases in our estimate of environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$52,551	$52,360
Terminals, pipelines and equipment	521,378	505,055
Furniture, fixtures and equipment	1,305	1,556
Construction in progress	11,660	12,278

	586,894	571,249
Less accumulated depreciation	(129,626)	(111,651)

	$457,268	$459,598

(7) GOODWILL

        Goodwill is as follows (in thousands):

	September 30, 2010	December 31, 2009
Brownsville terminals (includes approximately $42 and $55, respectively, of foreign currency translation adjustments)	$16,230	$16,217
River terminals	8,465	8,465

	$24,695	$24,682

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

        Included in the Brownsville terminals' operating segment is the results of the Mexican LPG operations. The adjusted purchase price for the acquisition of the Mexican LPG operations from Rio Vista Energy Partners L.P. was allocated to the identifiable assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. Goodwill of approximately $1.5 million was recorded and represents the excess of our adjusted purchase price over the fair value of the identifiable assets acquired attributable to the Mexican LPG operations.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL (Continued)

        At December 31, 2009, the fair value of our reporting units with goodwill exceeded their carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2009. A significant decline in the price of our common units with a resulting increase in our weighted average cost of capital, a loss of a significant customer, an inability to subscribe available capacity, or an unforeseen increase in the costs to operate and maintain our terminals and pipelines, may result in the recognition of an impairment charge in the future. Certain of our River terminals have available capacity, which has resulted in a decline in revenue and net margins. While we continue to market available capacity at certain of our River terminals, if we are unable to subscribe the available capacity in the future, we may conclude the River terminals' goodwill is impaired and recognize an impairment charge up to approximately $8.5 million.

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2010	December 31, 2009
Amounts due under long-term terminaling services agreements:
External customers	$813	$1,021
Affiliates	3,939	3,433

	4,752	4,454
Deferred financing costs, net of accumulated amortization of $2,883 and $2,434, respectively	747	1,196
Customer relationships, net of accumulated amortization of $1,259 and $1,028, respectively	2,440	2,671
Deposits and other assets	905	195

	$8,844	$8,516

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2010 and December 31, 2009, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.8 million and $4.5 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	September 30, 2010	December 31, 2009
Customer advances and deposits:
External customers	$970	$942
Morgan Stanley Capital Group	5,951	5,924

	6,921	6,866
Accrued property taxes	3,169	539
Accrued environmental obligations	5,164	5,582
Interest payable	185	254
Rebate due to Morgan Stanley Capital Group	1,728	465
Unrealized loss on derivative instrument	1,963	2,690
Accrued expenses and other	1,893	2,839

	$21,023	$19,235

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2010 and December 31, 2009, we have billed and collected from certain of our customers approximately $6.9 million and $6.9 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At September 30, 2010 and December 31, 2009, we have accrued environmental obligations of approximately $5.2 million and $5.6 million, respectively, representing our best estimate of our remediation obligations. During the three and nine months ended September 30, 2010, we made payments of approximately $0.7 million and $3.3 million, respectively, towards our environmental remediation obligations. During the three and nine months ended September 30, 2010, we increased our remediation obligations by approximately $0.6 million and $2.9 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2010 and December 31, 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.7 million and $0.5 million, respectively. During the three months ended March 31, 2010, we paid Morgan Stanley Capital Group approximately $0.5 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2009.

        Unrealized loss on derivative instrument.    Our derivative instrument is limited to an interest rate swap. We manage our interest rate risk with an interest rate swap, which reduces our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2010, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES (Continued)

difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. During the three months ended September 30, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $0.7 million and $0.7 million, respectively, as an adjustment to interest expense. During the nine months ended September 30, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $2.1 million and $1.9 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 11 of Notes to consolidated financial statements). At September 30, 2010 and December 31, 2009, the fair value of the interest rate swap was approximately $2.0 million and $2.7 million, respectively.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	September 30, 2010	December 31, 2009
Deferred revenue—ethanol blending fees and other projects	$16,318	$15,745
Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group	1,132	1,255

	$17,450	$17,000

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide renewable fuels blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2010 and December 31, 2009, we have unamortized deferred revenue of approximately $16.3 million and $15.7 million, respectively, for completed projects. During the three and nine months ended September 30, 2010, we billed Morgan Stanley Capital Group approximately $nil and $3.4 million, respectively, for completed projects. During the three months ended September 30, 2010 and 2009, we recognized revenue on a straight-line basis of approximately $1.0 million and $0.8 million, respectively, for completed projects. During the nine months ended September 30, 2010 and 2009, we recognized revenue on a straight-line basis of approximately $2.8 million and $1.7 million, respectively, for completed projects.

        Advance payments received under long-term terminaling services agreements—Morgan Stanley Capital Group.    We have long-term terminaling services agreements with Morgan Stanley Capital Group that provide for advance minimum payments. We recognize the advance minimum payments as revenue on a straight-line basis over the term of the respective agreements. At September 30, 2010 and December 31, 2009, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.3 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT

        Senior Secured Credit Facility.    At September 30, 2010 and December 31, 2009, our outstanding borrowings under the senior secured credit facility were approximately $108.0 million and $165.0 million, respectively. At September 30, 2010 and December 31, 2009, our outstanding letters of credit were approximately $nil at both dates.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million or (ii) four times Consolidated EBITDA (as defined: $280.6 million at September 30, 2010). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. For the three months ended September 30, 2010 and 2009, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.3% and 3.6%, respectively. For the nine months ended September 30, 2010 and 2009, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.2% and 3.7%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, December 22, 2011.

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times). We were in compliance with all of the covenants under our senior secured credit facility as of September 30, 2010.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971
Public offering of common units	2,012,500	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	41,071

Units outstanding at September 30, 2010	14,457,066	—	295,042

        At September 30, 2010 and December 31, 2009, common units outstanding include approximately 12,100 and 9,200 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,238,463 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2010, 1,008,523 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. On May 7, 2007, we announced a program for the purchase of outstanding common units on the open market for purposes of making subsequent grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates purchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 6,915 and 5,010 common units pursuant to the program during the nine months ended September 30, 2010 and 2009, respectively. In addition to the foregoing purchases, on August 10, 2010, we purchased 10,000 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of an equivalent number of restricted phantom units, which were granted to Mr. Dunlap on August 10, 2009 under the Long-Term Incentive Plan.

        Information about restricted phantom unit activity for the year ended December 31, 2009 and the nine months ended September 30, 2010 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)
Vesting on August 10, 2010	—	(10,000)

Units outstanding at September 30, 2010	1,008,523	44,500

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

        Deferred equity-based compensation of approximately $98,000 and $65,000 is included in direct general and administrative expenses for the three months ended September 30, 2010 and 2009, respectively. Deferred equity-based compensation of approximately $287,000 and $119,000 is included in direct general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At September 30, 2010, we have contractual commitments of approximately $15.3 million for the purchase of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within one year.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At September 30, 2010, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2010 (remainder of the year)	$384
2011	1,512
2012	852
2013	748
2014	633
Thereafter	5,926

$10,055

        Rental expense under operating leases was approximately $450,000 and $460,000 for the three months ended September 30, 2010 and 2009, respectively. Rental expense under operating leases was approximately $1.2 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings	$10,369	$5,699	$30,027	$20,030
Less:
Distributions payable on behalf of incentive distribution rights	(588)	(467)	(1,764)	(1,401)
Distributions payable on behalf of general partner interest	(177)	(150)	(531)	(450)
Distributions payable to the general partner interest (less than) in excess of earnings allocable to the general partner interest	(19)	45	(62)	77

Earnings allocable to general partner interest including incentive distribution rights	(784)	(572)	(2,357)	(1,774)

Net earnings allocable to limited partners	$9,585	$5,127	$27,670	$18,256

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic weighted average units	14,446	12,438	14,344	12,439
Dilutive effect of restricted phantom units	15	5	11	2

Diluted weighted average units	14,461	12,443	14,355	12,441

        For the three and nine months ended September 30, 2010, we included the dilutive effect of approximately 6,000, 30,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three months ended September 30, 2009, we included the dilutive effect of 40,000, 8,000, 1,500 and 4,500 restricted phantom units granted August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the nine months ended September 30, 2009, we included the dilutive effect of 8,000 and 1,500 restricted phantom units granted March 31, 2009 and July 18, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended September 30, 2009, we excluded the dilutive effect of approximately 2,000 restricted phantom units granted March 31, 2007 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the nine months ended September 30, 2009, we excluded the dilutive effect of approximately 40,000, 4,500 and 2,000 restricted phantom units granted August 10, 2009, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2010 and December 31, 2009.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gulf Coast Terminals:
Terminaling services fees, net	$11,624	$10,990	$35,006	$32,156
Other	1,482	1,813	5,566	6,231

Revenue	13,106	12,803	40,572	38,387
Direct operating costs and expenses	(4,871)	(5,281)	(14,810)	(15,813)

Net margins	8,235	7,522	25,762	22,574

Midwest Terminals and Pipeline System:
Terminaling services fees, net	941	881	2,802	2,724
Pipeline transportation fees	533	539	1,570	1,518
Other	522	275	1,426	646

Revenue	1,996	1,695	5,798	4,888
Direct operating costs and expenses	(503)	(729)	(1,196)	(1,769)

Net margins	1,493	966	4,602	3,119

Brownsville Terminals:
Terminaling services fees, net	4,128	3,838	11,235	11,134
Pipeline transportation fees	641	380	1,982	1,587
Other	1,415	1,155	4,116	3,633

Revenue	6,184	5,373	17,333	16,354
Direct operating costs and expenses	(3,123)	(2,662)	(9,256)	(8,522)

Net margins	3,061	2,711	8,077	7,832

River Terminals:
Terminaling services fees, net	3,725	4,050	11,123	13,082
Other	99	276	265	461

Revenue	3,824	4,326	11,388	13,543
Direct operating costs and expenses	(1,969)	(2,663)	(5,502)	(6,379)

Net margins	1,855	1,663	5,886	7,164

Southeast Terminals:
Terminaling services fees, net	10,601	9,937	31,292	28,887
Other	1,788	1,236	5,052	3,562

Revenue	12,389	11,173	36,344	32,449
Direct operating costs and expenses	(4,372)	(5,580)	(13,171)	(15,406)

Net margins	8,017	5,593	23,173	17,043

Total net margins	22,661	18,455	67,500	57,732
Direct general and administrative expenses	(622)	(606)	(2,196)	(2,410)
Allocated general and administrative expenses	(2,578)	(2,510)	(7,734)	(7,530)
Allocated insurance expense	(796)	(725)	(2,388)	(2,175)
Reimbursement of bonus awards	(313)	(309)	(939)	(927)
Depreciation and amortization	(7,006)	(6,541)	(20,832)	(19,346)
Gain on disposition of assets	—	—	—	1

Operating income	11,346	7,764	33,411	25,345
Other income (expenses), net	(977)	(2,065)	(3,384)	(5,315)

Net earnings	$10,369	$5,699	$30,027	$20,030

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,792	$426	$5,040	$3,247	$788	$12,293
Morgan Stanley Capital Group	9,264	1,570	—	507	11,601	22,942
TransMontaigne Inc.	1,050	—	1,144	70	—	2,264

Total revenue	$13,106	$1,996	$6,184	$3,824	$12,389	$37,499

Identifiable assets	$144,181	$11,331	$80,225	$61,545	$184,861	$482,143

Capital expenditures	$1,364	$61	$1,212	$88	$2,313	$5,038

	Three months ended September 30, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,748	$366	$4,289	$3,961	$885	$12,249
Morgan Stanley Capital Group	8,908	1,329	85	301	10,288	20,911
TransMontaigne Inc.	1,147	—	999	64	—	2,210

Total revenue	$12,803	$1,695	$5,373	$4,326	$11,173	$35,370

Identifiable assets	$144,611	$11,913	$77,314	$67,210	$182,080	$483,128

Capital expenditures	$2,635	$36	$388	$215	$1,682	$4,956

	Nine months ended September 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$8,549	$1,404	$13,555	$9,730	$2,501	$35,739
Morgan Stanley Capital Group	28,695	4,394	31	1,460	33,843	68,423
TransMontaigne Inc.	3,328	—	3,747	198	—	7,273

Total revenue	$40,572	$5,798	$17,333	$11,388	$36,344	$111,435

Identifiable assets	$144,181	$11,331	$80,225	$61,545	$184,861	$482,143

Capital expenditures	$4,111	$61	$5,208	$47	$9,127	$18,554

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2010

        On July 16, 2010, we announced a distribution of $0.60 per unit for the period from April 1, 2010 through June 30, 2010, payable on August 10, 2010 to unitholders of record on July 30, 2010.

SUBSEQUENT EVENTS

        On October 15, 2010, we announced a distribution of $0.60 per unit for the period from July 1, 2010 through September 30, 2010, payable on November 9, 2010 to unitholders of record on October 29, 2010.

        On October 26, 2010, Jay A. Wiese was appointed to serve as a director of our general partner. The board of directors of our general partner has determined that Mr. Wiese qualifies as an independent director under the applicable listing standards of the New York Stock Exchange. Mr. Wiese will also serve as a member of the Conflicts Committee of the general partner. From December 2006 to the present, Mr. Wiese has served as the Managing Member of Liberated Partners LLC, a global energy consulting business with a focus on client strategy, acquisitions, logistics, business development and operational analysis. From 1982 to October 2006, Mr. Wiese served in various senior management positions, including most recently Vice President, with Magellan Midstream Partners, L.P., where he had responsibility over Magellan Terminal Holdings in the areas of commercial and business development, acquisitions and operations. Mr. Wiese holds a Bachelor of Science degree in Business from Oklahoma State University where Mr. Wiese is on the Foundation's Board of Governors and a member of the Investment Committee.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2010	2009
Terminaling services fees, net	$31,019	$29,696
Pipeline transportation fees	1,174	919
Management fees and reimbursed costs	527	547
Other	4,779	4,208

Revenue	$37,499	$35,370

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

(iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$13,106	$12,803
Midwest terminals and pipeline system	1,996	1,695
Brownsville terminals	6,184	5,373
River terminals	3,824	4,326
Southeast terminals	12,389	11,173

Revenue	$37,499	$35,370

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$11,624	$10,990
Midwest terminals and pipeline system	941	881
Brownsville terminals	4,128	3,838
River terminals	3,725	4,050
Southeast terminals	10,601	9,937

Terminaling services fees, net	$31,019	$29,696

        The increase in terminaling services fees, net includes an increase of approximately $0.6 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $0.2 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.2 million resulting from our April 27, 2010 purchase of two refined product terminals that are adjacent to our Collins, Mississippi and Bainbridge, Georgia terminals in the Southeast. These increases have been partially offset by a decline in terminaling services fees, net at certain of our River terminals due to unsubscribed capacity.

        Included in terminaling services fees, net for the three months ended September 30, 2010 and 2009 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $19.3 million and $17.7 million, respectively, and TransMontaigne Inc. of approximately $1.5 million and $1.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2010	2009
Firm commitments:
External customers	$9,155	$8,973
Affiliates	20,694	19,499

Total	29,849	28,472

Variable:
External customers	1,075	1,283
Affiliates	95	(59)

Total	1,170	1,224

Terminaling services fees, net	$31,019	$29,696

        At September 30, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended September 30, 2010 were as follows (in thousands):

At September 30, 2010
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,725
More than 1 year but less than 3 years remaining	5,643
More than 3 years but less than 5 years remaining	19,079
More than 5 years remaining	402

Total firm commitments for the three months ended September 30, 2010	$29,849

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	533	539
Brownsville terminals	641	380
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,174	$919

        Included in pipeline transportation fees for the three months ended September 30, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.7 million and $0.4 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$34	$21
Midwest terminals and pipeline system	—	—
Brownsville terminals	492	435
River terminals	—	—
Southeast terminals	1	91

Management fees and reimbursed costs	$527	$547

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

Principal Components of Other Revenue

	Three months ended September 30,
	2010	2009
Product gains, net	$2,902	$2,122
Steam heating fees	851	782
Product transfer services	360	199
Railcar handling	138	231
Other	528	874

Other revenue	$4,779	$4,208

        For the three months ended September 30, 2010 and 2009, we sold approximately 42,000 and 27,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $86 and $81 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.7 million and $0.1 million, respectively.

        Included in other revenue for the three months ended September 30, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $3.1 million and $2.7 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $nil, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$1,448	$1,792
Midwest terminals and pipeline system	522	275
Brownsville terminals	923	720
River terminals	99	276
Southeast terminals	1,787	1,145

Other revenue	$4,779	$4,208

 ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2010	2009
Wages and employee benefits	$5,507	$5,415
Utilities and communication charges	1,845	1,834
Repairs and maintenance	4,188	6,710
Office, rentals and property taxes	1,775	1,674
Vehicles and fuel costs	272	267
Environmental compliance costs	785	713
Other	466	302

Direct operating costs and expenses	$14,838	$16,915

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2010	2009
Gulf Coast terminals	$4,871	$5,281
Midwest terminals and pipeline system	503	729
Brownsville terminals	3,123	2,662
River terminals	1,969	2,663
Southeast terminals	4,372	5,580

Direct operating costs and expenses	$14,838	$16,915

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

Direct General and Administrative Expenses

	Three months ended September 30,
	2010	2009
Accounting and tax expenses	$198	$223
Legal expenses	147	85
Independent director fees and investor relations expenses	52	60
Deferred equity-based compensation	98	65
Income tax expense	70	114
Other	57	59

Direct general and administrative expenses	$622	$606

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.

        For the three months ended September 30, 2010 and 2009, depreciation and amortization expense was approximately $7.0 million and $6.5 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

 ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2010	2009
Terminaling services fees, net	$91,458	$87,983
Pipeline transportation fees	3,552	3,105
Management fees and reimbursed costs	1,581	1,524
Other	14,844	13,009

Revenue	$111,435	$105,621

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$40,572	$38,387
Midwest terminals and pipeline system	5,798	4,888
Brownsville terminals	17,333	16,354
River terminals	11,388	13,543
Southeast terminals	36,344	32,449

Revenue	$111,435	$105,621

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

Terminaling Services Fees, Net, by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$35,006	$32,156
Midwest terminals and pipeline system	2,802	2,724
Brownsville terminals	11,235	11,134
River terminals	11,123	13,082
Southeast terminals	31,292	28,887

Terminaling services fees, net	$91,458	$87,983

        The increase in terminaling services fees, net includes an increase of approximately $2.6 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals, an increase of approximately $1.1 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals, and an increase of approximately $0.3 million resulting from our April 27, 2010 purchase of two refined product terminals that are adjacent to our Collins, Mississippi and Bainbridge, Georgia terminals in the Southeast. These increases have been partially offset by a decline in terminaling services fees, net at certain of our River terminals due to unsubscribed capacity.

        Included in terminaling services fees, net for the nine months ended September 30, 2010 and 2009 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $57.3 million and $50.9 million, respectively, and TransMontaigne Inc. of approximately $4.9 million and $5.2 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2010	2009
Firm commitments:
External customers	$26,492	$28,021
Affiliates	62,312	56,853

Total	88,804	84,874

Variable:
External customers	2,736	3,863
Affiliates	(82)	(754)

Total	2,654	3,109

Terminaling services fees, net	$91,458	$87,983

        At September 30, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the nine months ended September 30, 2010 were as follows (in thousands):

At September 30, 2010
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$14,601
More than 1 year but less than 3 years remaining	16,682
More than 3 years but less than 5 years remaining	56,330
More than 5 years remaining	1,191

Total firm commitments for the nine months ended September 30, 2010	$88,804

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,570	1,518
Brownsville terminals	1,982	1,587
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$3,552	$3,105

        Included in pipeline transportation fees for the nine months ended September 30, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $1.6 million and $1.5 million, respectively, and TransMontaigne Inc. of approximately $2.0 million and $1.6 million, respectively.

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

Southeast facilities. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$74	$45
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,388	1,239
River terminals	—	—
Southeast terminals	119	240

Management fees and reimbursed costs	$1,581	$1,524

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2010	2009
Product gains, net	$8,558	$6,156
Steam heating fees	3,263	2,766
Product transfer services	929	560
Railcar handling	443	923
Other	1,651	2,604

Other revenue	$14,844	$13,009

        For the nine months ended September 30, 2010 and 2009, we sold approximately 114,300 and 92,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $90 and $68 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.7 million and $0.1 million, respectively.

        Included in other revenue for the nine months ended September 30, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $9.5 million and $8.3 million, respectively, and TransMontaigne Inc. of approximately $0.4 million and $0.1 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$5,492	$6,186
Midwest terminals and pipeline system	1,426	646
Brownsville terminals	2,728	2,394
River terminals	265	461
Southeast terminals	4,933	3,322

Other revenue	$14,844	$13,009

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2010	2009
Wages and employee benefits	$16,912	$15,832
Utilities and communication charges	6,119	5,708
Repairs and maintenance	10,627	17,176
Office, rentals and property taxes	5,379	5,031
Vehicles and fuel costs	992	748
Environmental compliance costs	2,627	2,387
Other	1,279	1,007

Direct operating costs and expenses	$43,935	$47,889

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2010	2009
Gulf Coast terminals	$14,810	$15,813
Midwest terminals and pipeline system	1,196	1,769
Brownsville terminals	9,256	8,522
River terminals	5,502	6,379
Southeast terminals	13,171	15,406

Direct operating costs and expenses	$43,935	$47,889

        Direct general and administrative expenses were as follows (in thousands):

Direct General and Administrative Expenses

	Nine months ended September 30,
	2010	2009
Accounting and tax expenses	$912	$1,005
Legal expenses	382	570
Independent director fees and investor relations expenses	303	228
Deferred equity-based compensation	287	119
Income tax expense	140	249
Other	172	239

Direct general and administrative expenses	$2,196	$2,410

        The allocated general and administrative expenses were approximately $7.7 million and $7.5 million for the nine months ended September 30, 2010 and 2009, respectively.

        The allocated insurance expenses were approximately $2.4 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

        The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

        For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense was approximately $20.8 million and $19.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders and capital expenditures. We anticipate an increase in our working capital requirements during the fourth quarter of 2010 in order to fund scheduled repairs and maintenance projects across our terminaling and transportation facilities. We believe that we will be able to generate sufficient cash from annual operations to fund our future working capital requirements and our distributions to unitholders. We expect to fund our capital expenditures with additional borrowings under our senior secured credit facility.

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

        Excluding acquisitions, our capital expenditures for the nine months ended September 30, 2010 were approximately $16.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner approved capital projects that currently are or will be under construction with estimated completion dates that extend through August 1, 2011. At September 30, 2010, the remaining expansion capital expenditures to complete the approved capital projects are estimated to range from $16 million to $19 million. We expect to fund our expansion capital expenditures with additional borrowings under our senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
(in Bbls)
Southeast	Renewable fuels blending functionality		1st half 2011
Brownsville	Build truck rack		In-service
Collins/Purvis	Increase light oil tank capacity	700,000	2nd half 2011

        Pursuant to existing terminaling services agreements with Morgan Stanley Capital Group, we expect to receive payments through June 30, 2011 from Morgan Stanley Capital Group in the range of $1 million to $4 million, which are due and payable upon completion of certain of the capital projects referred to above.

        At September 30, 2010, our senior secured credit facility provides for a maximum borrowing line of credit equal to $200 million. At September 30, 2010, our outstanding borrowings were approximately $108.0 million, resulting in available capacity of approximately $92.0 million. Upon payment of the remaining capital expenditures to complete the approved capital projects and receipt of payments from Morgan Stanley Capital Group upon completion of certain of the capital projects, we currently expect to have approximately $70 million in available capacity under our senior secured credit facility. In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the senior secured credit facility also permit us to borrow up to approximately $25 million from other lenders, including our general partner and its affiliates. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Senior Secured Credit Facility.    At September 30, 2010, the senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million or (ii) four times Consolidated EBITDA (as defined: $280.6 million at September 30, 2010). We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect, on the total amount of unused commitments. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property.

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

	Three months ended
					Twelve months ended September 30, 2010
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$15,583	$17,995	$18,096	$18,470	$70,144
Consolidated funded indebtedness					$108,000
Total leverage ratio and senior secured leverage ratio					1.54x
Consolidated EBITDA for the interest coverage ratio	$15,583	$17,995	$18,096	$18,470	$70,144
Consolidated interest expense, as stipulated in the credit facility	$1,416	$1,275	$1,229	$1,188	$5,108
Interest coverage ratio					13.73x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$15,583	$17,995	$18,096	$18,470	$70,144
Consolidated interest expense	(1,416)	(1,275)	(1,229)	(1,188)	(5,108)
Amortization of deferred revenue	(809)	(837)	(955)	(986)	(3,587)
Amounts due under long-term terminaling services agreements, net	(627)	(357)	(356)	292	(1,048)
Change in operating assets and liabilities	1,281	(4,378)	4,776	(871)	808

Cash flows provided by operating activities	$14,012	$11,148	$20,332	$15,717	$61,209

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At September 30, 2010, we had outstanding borrowings of approximately $108.0 million under our senior secured credit facility.

        We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2010, we are party to an interest rate swap agreement with Wachovia Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at September 30, 2010, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $nil.

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

        For the nine months ended September 30, 2010 and 2009, we sold approximately 114,300 and 92,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $90 and $68 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 8, 2010, and the additional risk factor set forth in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

  •
  the impact of Morgan Stanley's status as a bank holding company and regulation as a financial holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner;

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

        There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 8, 2010, and the Form 10-Q for the quarterly period ended June 30, 2010, filed on August 9, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2010 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
July	840	$29.34	840	4,765
August	10,840	$25.56	840	3,925
September	840	$35.05	840	3,085

	12,520	$26.45	2,520

        During the three months ended September 30, 2010, we purchased 2,520 common units (840 common units per month), with approximately $81,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the purchase program, we anticipate purchasing annually up to 10,000 common units. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. In addition to the foregoing purchases, on August 10, 2010, we purchased 10,000 common units from TransMontaigne Services Inc. for approximately $250,000 for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of an equivalent number of restricted phantom units, which were granted to Mr. Dunlap on August 10, 2009 under the Long-Term Incentive Plan.

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

Dated: November 8, 2010	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.