Form 10-K
period 2010-12-31
TransMontaigne Partners L.P.
filed 2011-03-10
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2010 was $341,381,198, computed by reference to the last sale price ($30.36 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 30, 2010.

         The number of the registrant's common limited partner units outstanding on February 28, 2011 was 14,457,066.

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

  •
  our debt levels and restrictions in our debt agreements that may limit our operational flexibility;

  •
  a lack of access to new capital would impair our ability to expand our operations;

  •
  the impact of Morgan Stanley's status as a bank holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner;

  •
  a decrease in demand for products due to high prices, alternative fuel sources, new technologies or adverse economic conditions;

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

  •
  the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;

  •
  our ability to issue additional units without your approval would dilute your existing ownership interest;

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

  •
  Gulf Coast.  Our Gulf Coast facilities consist of seven refined product terminals, which are all located in Florida. These facilities currently have approximately 7.1 million barrels of aggregate active storage capacity.

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

  •
  Southeast.  Our Southeast facilities consist of 22 refined petroleum products terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 9.3 million barrels.

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

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2010 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,990,000
Port Everglades-South(1)	377,000
Jacksonville	271,000
Cape Canaveral	701,000
Port Manatee	1,375,000
Fisher Island	673,000
Tampa	760,000

Gulf Coast Total	7,147,000

Midwest Facilities
Rogers and Mt. Vernon (aggregate amounts)	407,000
Oklahoma City	158,000

Midwest Total	565,000

Brownsville, Texas Facilities
Brownsville	2,192,000
Matamoros, Mexico	7,000

Brownsville Total	2,199,000

River Facilities
Arkansas City, AR	472,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	200,000
Henderson, KY	182,000
Louisville, KY	183,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA Dock	—
Greenville, MS (Clay Street)	150,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,535,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	372,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	2,709,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	221,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000

Southeast Total	9,314,000

TOTAL CAPACITY	21,760,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

        Gulf Coast Operations.    Our Gulf Coast operations include seven refined product terminals located in Florida. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil and the United States government. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

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

        Southeast Operations.    Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks. The principal customer at our Southeast facilities is Morgan Stanley Capital Group.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing cash distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers.    We intend to continue to generate stable cash flows by capitalizing on the fee-based nature of our business, our minimum revenue commitments from our customers and the long-term nature of our contracts with many of our customers. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback and Diamondback pipelines. We have long-term terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, PMI Trading Limited and Valero.

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

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, in 2010 we placed additional truck rack capacity into service at our Tampa and Brownsville terminals and added ethanol blending functionality at certain of our Southeast terminals. We have additional projects in progress to increase light oil tank capacity at Collins/Purvis by 700,000 barrels and to add additional ethanol blending functionality at certain of our Southeast terminals.

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

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2011, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2011. Of this firm commitment revenue, approximately 65% was generated under terminaling services agreements with remaining terms of greater than three years at December 31, 2010. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other services we provide that are in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

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

        We have the ability to execute cost-effective expansion and asset enhancement opportunities.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. For example, in 2010 we have projects in progress to increase light oil tank capacity at Collins/Purvis by 700,000 barrels and to add additional ethanol blending functionality at certain of our Southeast terminals.

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

        Through TransMontaigne Inc. and Morgan Stanley Capital Group, our general partner has access to a knowledgeable management team with significant experience in the energy industry and in executing acquisition and expansion strategies.    The members of our general partner's management team have significant experience with regard to the implementation of acquisition, operating and growth strategies in many facets of the energy industry, including:

  •
  crude oil marketing and transportation;

  •
  renewable fuels, including ethanol, marketing and transportation;

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

Competition

        We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Conoco Phillips, Exxon Mobil Corporation, Amerada Hess Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan

Midstream Partners, L.P., Marathon Ashland Petroleum L.L.C., Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest and Southeast facilities
TransMontaigne Inc	Brownsville facilities
Valero Marketing and Supply Company	River and Brownsville facilities
Marathon Petroleum Company LLC	Gulf Coast and River facilities
PMI Trading Limited, an affiliate of PEMEX	Brownsville facilities

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Formed in 1995. TransMontaigne Inc. is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in Olco Petroleum Group Inc., a Canadian petroleum marketing and terminaling company. As of December 31, 2010, TransMontaigne Inc. owned six refined product terminals; one dry bulk product terminal; three railcar facilities; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units representing limited partner interests equal to approximately 21.7% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

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

        Rights of First Offer and Refusal.    The omnibus agreement provides us with a right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. Effective March 1, 2011, we exercised this right and acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million.

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

Terminaling Services Agreements

        Florida Terminals and Razorback Pipeline System Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.6 million for the contract year ending May 31, 2011 (approximately $37.0 million for the contract year ending May 31, 2012); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $34.7 million for the contract year ending December 31, 2011; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with estimated completion dates that extend through August 31, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At December 31, 2010, we had received payments totaling approximately $20.3 million and we expect to receive future payments through October 31, 2011 from Morgan Stanley Capital Group in the range of $2 million to $4 million.

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

        Collins/Purvis Terminaling Services Agreement—Morgan Stanley Capital Group.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal, with estimated completion to occur on or before August 1, 2011.

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

        Gulf Coast (Mobile) Terminaling Services Agreement—TransMontaigne Inc.    We had a terminaling services agreement with TransMontaigne Inc. that terminated on December 17, 2010. As consideration for the early termination of the terminaling services agreement and release of TransMontaigne Inc. from its obligations thereunder, we received an early termination payment of approximately $1.3 million. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

        Gulf Coast (Fisher Island) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $1.8 million for the contract year ending December 31, 2011. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

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

        Brownsville LPG Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that will expire on March 31, 2011. Either party may terminate the agreement at the end of the initial term without an early termination payment by providing at least 30 days' prior written notice to the other party. After the initial term, the terminaling services agreement will automatically renew for subsequent one-month periods, subject to either party's right to terminate with thirty days' notice prior to the end of the then current renewal term. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of LPG storage capacity at our Brownsville facilities.

        Matamoros LPG Terminaling Services Agreement—TransMontaigne Inc.    During 2008, we entered into a terminaling and transportation services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that will expire on March 31, 2011. In the event that the Brownsville LPG agreement between us and TransMontaigne Inc. terminates, this terminaling services agreement will also terminate. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

        Brownsville Terminaling Services Agreements—PMI Trading Limited.    We have multiple terminaling services agreements with PMI Trading Limited, an affiliate of PEMEX, relating to our Brownsville, Texas facilities that, if not renewed, will expire between January 31, 2013 and June 30, 2016. Under these agreements, PMI agreed to throughput and store at our terminals certain minimum volumes of aviation gasoline, diesel, gasoline, jet fuel, distillate, and natural gas liquids. We also manage and operate an approximately 18-mile bi-directional pipeline on behalf of PMI.

        Brownsville Terminaling Services Agreement—Morgan Stanley Capital Group.    We had a terminaling services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that was terminated effective May 1, 2010. The storage capacity under this agreement is now under contract with third parties. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals and paid us approximately $0.4 million, $1.5 million and $1.7 million in 2010, 2009 and 2008, respectively.

        Brownsville Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 168,000 barrels of asphalt storage capacity at our Brownsville facilities. The current term of the terminaling services agreement expires on January 31, 2012. At the end of the current term, the terminaling services agreement will automatically renew for subsequent two-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term. In September 2009, we entered into an additional terminaling services agreement with Valero pursuant to which we agreed to provide Valero with approximately 147,000 barrels of light oil storage capacity at our Brownsville facilities. Under this agreement, we also agreed to undertake certain capital projects that were completed on or before August 12, 2010. The current term of the terminaling services agreement will expire on August 11, 2015. At the end of the current term, the terminaling services agreement will automatically renew for subsequent five-year periods, subject to either party's right to terminate with 90 days notice prior to the end of the then-current renewal term.

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

        Brownsville and River Renewable Fuels Terminaling Services Agreement—TransMontaigne Inc.    We had a terminaling services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that terminated on December 31, 2010. Under this agreement, TransMontaigne Inc. had agreed to throughput at these terminals certain minimum volumes of renewable fuels that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we had agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

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

        We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the Department of Transportation, or DOT, required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for all pipelines located in the United States, and meet or exceed the corresponding Mexican regulatory requirements for the portion of the Diamondback pipeline located in Mexico.

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

        We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of certain potential material environmental concerns that relate to our business.

        Water.    The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of pollutants, including oil and its derivatives into navigable waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the regulations issued by the EPA or the state. We are subject to various types of storm water discharge requirements at our terminals. The EPA and a number of states have adopted regulations that require us to obtain permits to discharge storm water run-off from our facilities. Such permits may require us to monitor and sample the effluent from our operations. The cost involved in obtaining and renewing these storm water permits is not material. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

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

        Air Emissions.    Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. The CAA requires most industrial operations in the United States to incur expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions and obtain and strictly comply with air permits containing requirements.

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

        Hazardous and Solid Waste.    Our operations are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the EPA as Conditionally Exempt Small Quantity Generators, except for Owensboro, Kentucky (which is currently classified as a Large Quantity Generator, but is expected to be eligible for re-classification as a Conditionally Exempt Small Quantity Generator in the near future). Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

        Site Remediation.    The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, also known as the "Superfund" law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our operations we will generate wastes or handle substances that may fall within the definition of a "hazardous substance." CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources and for the costs of certain health studies. We believe that we are in substantial compliance with the existing requirements of CERCLA.

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

        For example, we are currently remediating two sites, one at our facility in Rogers, Arkansas and one at our facility in Owensboro, Kentucky. In October 2006, we experienced a release of product at our Rogers, Arkansas terminal that was caused by human error and did not involve any system malfunctions. Through December 31, 2010, the remediation costs incurred at the Rogers terminal were approximately $4.7 million and we estimate that the total cost for completing the remediation will be between approximately $6.6 million and approximately $6.8 million. In October 2008, we experienced a release of product near our facility in Owensboro, Kentucky due to a leak in a line that connects the terminal's storage capacity to its dock facility. Through December 31, 2010, the remediation costs incurred at the Owensboro terminal were approximately $4.8 million and we estimate that the total cost for completing the remediation will be between approximately $5.7 million and approximately $6.3 million. With respect to the costs of our remediation activity in these two locations, we believe that our share of the total remediation liability, net of probable reimbursements, will not exceed $1.7 million in the aggregate.

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.3 million and approximately $9.4 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state-administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $1.0 million and approximately $3.6 million. TransMontaigne Inc.'s remediation liability, net of probable reimbursements, for the Midwest terminals is $nil.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2011 and that are associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.3 million and approximately $0.8 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that are associated with the ownership or operation of the Southeast Terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. believes its total remediation liability for the Southeast facilities will be between approximately $1.4 million and approximately $2.8 million.

        Endangered Species Act.    The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

Tariff Regulation

        The Razorback pipeline, which runs between Mt. Vernon, Missouri and Rogers, Arkansas, and the Diamondback pipeline, which runs between Brownsville, Texas and Matamoros, Mexico, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011, and a 2.65 percent adjustment for the five-year period beginning July 1, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

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

Title to Properties

        The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. We have become aware that the location of our Diamondback pipeline deviates from the boundaries of certain easements obtained when the pipeline was built. We currently are investigating the situation and negotiating with individual landowners regarding several of the easements for the Diamondback pipeline in the United States and Mexico and are involved in a lawsuit with one landowner to resolve a right-of-way dispute. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 15, 2011, TransMontaigne Services Inc. had approximately 565 employees, of whom 305 provide services directly to us. As of February 15, 2011, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

        The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions to our unitholders during periods when we incur net losses and may not make cash distributions to our unitholders during periods when we generate net earnings. We may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally on cash generated by our operations and borrowings under our amended and restated senior secured credit facility. As a result, we may not be able to maintain or grow our quarterly distribution to our unitholders.

         The obligations of several of our key customers under their terminaling services agreements may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

        Our agreements with several of our significant customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer's obligations would be temporarily suspended with respect to that facility. Force majeure events include, but are not limited to, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, acts of nature, including fires, storms, floods, hurricanes, explosions and mechanical or physical failures of our equipment or facilities or those of third parties. In the event of a force majeure, a significant customer's minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be materially adversely affected.

         If one or more of our current terminaling services agreements is terminated or expires and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

        We have terminaling services agreements that expire on various dates ranging from 2011 to 2016. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminaling services agreement. To the extent a customer does not extend or renew a terminaling services agreement, if we extend or renew such a terminaling services agreement on less favorable terms or if we must incur substantial costs in relation to a new or renegotiated terminaling services agreement, our financial condition and results of operations could be adversely affected.

         Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $250 million, which may be increased by up to an additional $100 million subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. At December 31, 2010, our outstanding borrowings were approximately $122 million. At December 31, 2010, we have capital projects that currently are or will be under construction with estimated completion dates that extend through August 31, 2011, pursuant to which we expect to incur between $11 million and $13 million in remaining capital expenditures. We expect to fund these capital expenditures primarily with additional borrowings under our amended and restated senior secured credit facility. If we cannot obtain adequate financing to complete the approved capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

        Moreover, our long term business strategies include acquiring additional energy-related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity or debt financings. Any equity or debt financing, if available at all, may not be on terms that are favorable to us. Limitations on our access to capital, including on our ability to issue additional debt and equity, could result from events or causes beyond our control, and could include, among other factors, significant increases in interest rates, increases in the risk premium required by investors, generally or for investments in energy-related companies or master limited partnerships, decreases in the availability of credit or the tightening of terms required by lenders. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our creditworthiness. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

         Morgan Stanley Capital Group, which is our largest customer and controls our general partner, is owned by Morgan Stanley. Morgan Stanley is a bank holding company under applicable federal banking law and regulations, which impose limitations on Morgan Stanley's ability to conduct certain nonbanking activities, or to retain or make certain investments. If the Board of Governors of the Federal Reserve System determines that certain of Morgan Stanley's activities or investments are not permissible, or if legislative and regulatory developments cause Morgan Stanley to change its business strategy as it relates to our activities and investments, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment, or (ii) may transfer control of our general partner to an unaffiliated third party.

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley is a "bank holding company," due to its ownership of Morgan Stanley Bank, N.A., subject to consolidated supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, or BHC Act. Morgan Stanley qualifies as a bank holding company that is a "financial holding company."

        As a financial holding company, Morgan Stanley will generally be able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity in conformance with the BHC Act. Under certain circumstances and with the approval of the Board of Governors of the Federal Reserve System, or FRB, any company that becomes a bank holding company may have up to five years to conform its existing activities and investments to the BHC Act. When a company becomes a financial holding company, the BHC Act grandfathers "activities related to the trading, sale or investment in commodities and underlying physical properties," provided that the financial holding company conducted any such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

        In 2009, Morgan Stanley advised us that its internal review reached the conclusion that all of our activities and investments are permissible under the BHC Act. To the extent that the FRB has not yet completed its review of these activities and investments, the FRB could conclude that certain of our activities or investments will not be deemed permissible under the BHC Act. If so, Morgan Stanley (i) may cause us to discontinue any such activity or divest any such investment or (ii) may transfer control of our general partner to an unaffiliated third party, prior to the end of the referenced grace period. We are unable to predict whether, if either of these actions is required, it would have a material adverse impact on our financial condition or results of operations.

        Upon becoming a financial holding company in 2008, Morgan Stanley became subject to the consolidated supervision and regulation of the FRB. As a result, our general partner, which is an indirectly wholly owned subsidiary of Morgan Stanley, and the Partnership are now also subject to such supervision and regulation. We are currently unable to predict whether becoming subject to the consolidated supervision and regulation affecting Morgan Stanley as a financial holding company will have a material impact on us, or what any such impact may be.

        In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted. The Dodd-Frank Act contains various provisions that, among other things, affect financial firms, including financial holding companies, and amend various Bank Holding Company Act provisions that affect the restrictions and prohibitions on the activities and investments of financial holding companies. The FRB and other regulatory agencies are required to issue regulations that carry out the intent of the Dodd-Frank Act's provisions. Although many new regulations remain to be written and adopted to implement the Dodd-Frank Act, Morgan Stanley has informed us that, based upon its internal review, Morgan Stanley has not yet identified any provision under the Dodd-Frank Act nor the regulations adopted or to be adopted thereunder that would appear to change its conclusion at this time that all of our activities and investments are permissible under the BHC Act.

        We are currently unable to predict whether Morgan Stanley's becoming subject to the consolidated supervision and regulation as a financial holding company, or any future changes in the statutes and regulations governing the activities of financial holding companies, will have a material impact on us, or what any such impact may be, including whether Morgan Stanley's business strategy with respect to our activities or investments would be affected. We are therefore unable to predict whether Morgan Stanley will cause us to discontinue any such activities or investments, or whether Morgan Stanley will transfer control of our general partner to an unaffiliated third party. We are, therefore, also unable to predict whether, if either of these actions is taken, it would have a material adverse impact on our financial condition or results of operation. We also cannot currently predict whether, if Morgan Stanley is required to transfer control of our general partner to an unaffiliated third party, it would materially affect our relationship with Morgan Stanley Capital Group, or materially adversely affect our results of operations or financial condition.

         A significant decrease in demand for refined products due to high prices, alternative fuel sources, new technologies or adverse economic conditions may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

        The recent volatile market conditions, economic recession resulting in lower consumer spending on gasolines, distillates and travel, and high prices of refined products may cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the continued volatility in the price of refined products may render our customers' hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

        Additional factors that could lead to a decrease in market demand for refined products include:

  •
  an increase in the market price of crude oil that leads to higher refined product prices;

  •
  higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;

  •
  a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise; or

  •
  an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines.

        Mergers between our existing customers and our competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and we could experience difficulty in replacing those lost volumes and revenues.

        Because most of our operating costs are fixed, any decrease in throughput volumes at our terminal facilities, would likely result not only a decrease in our revenue, but also a decline in cash flow of a similar magnitude, which would adversely affect our results of operations, financial position and cash flows and may impair our ability to make quarterly distributions to our unitholders.

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

        If we consummate future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our capital resources.

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

        For example, effective December 31, 2007, we acquired the Diamondback Pipeline running from Brownsville, Texas to Matamoros, Mexico, with associated rights of way and easements. In late 2008 and early 2009, we were notified that the location of the pipeline deviates in certain respects from the easements granted in connection with its construction. We are continuing to investigate the situation and negotiate with individual landowners regarding several of the easements for the pipelines in the United States and Mexico and are currently involved in a lawsuit with one landowner to resolve a right-of-way dispute. In the event we are unable to correct the easements and are instead required to relocate a portion of the Diamondback pipeline to conform with the current easements, we could incur significant costs and our results of operations and cash flows may be adversely affected.

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

        Our amended and restated senior secured credit facility also contains covenants limiting our ability to make distributions to unitholders in certain circumstances. In addition, our amended and restated senior secured credit facility contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens or enter into a merger, consolidation or sale of assets. Furthermore, our amended and restated senior secured credit facility contains covenants requiring us to maintain certain financial ratios and tests. Any future breach of any of these covenants or our failure to meet any of these ratios or conditions could result in a default under the terms of our amended and restated senior secured credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

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

        We have various credit terms with virtually all of our customers, and our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to risks of loss resulting from nonpayment or nonperformance by our other significant customers. Some of our significant customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our other significant customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar fees. These events could adversely affect our financial condition and results of operations.

         Adverse economic conditions periodically result in weakness and volatility in the capital markets, that may limit, temporarily or for extended periods, the ability of one or more of our significant customers to secure financing arrangements adequate to purchase their desired volume of product, which could reduce use of our tank capacity and throughput volumes at our terminal facilities and adversely affect our financial condition and results of operations.

        Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those prevalent during the recessionary period of 2008 and 2009, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers' ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

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

  •
  acts of terrorism or vandalism.

        If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons and governmental claims for natural resource damages or fines or penalties for related violations of environmental laws or regulations. We are not fully insured against all risks to our business and if losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our operations. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

         In the event we are required to refinance our existing debt in unfavorable market conditions, we may have to pay higher interest rates and be subject to more stringent financial covenants, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

        On March 9, 2011, we entered into an amended and restated senior secured credit facility that replaced the senior secured credit facility in its entirety. Our amended and restated senior secured credit facility matures by its terms in March 2016. At December 31, 2010, we had outstanding borrowings of approximately $122.0 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

         Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule and that the costs associated with the project may exceed our estimates or budgeted costs, which could adversely affect our financial condition and results of operations.

        The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness, or issuing additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

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

        Federal, state and local agencies also have the authority to prescribe specific product quality specifications of refined products. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions could be adversely affected.

         Climate change legislation or regulations restricting emissions of "greenhouse gases" or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the refined petroleum products that we transport, store or otherwise handle in connection with our business.

        New environmental laws and regulations, including new federal or state regulations relating to alternative energy sources and the risk of global climate change, increased governmental enforcement or other developments could increase our costs in complying with environmental and safety regulations and require us to make additional unforeseen expenditures. On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other "greenhouse gases" endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act ("CAA"). Moreover, more than one-third of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases.

        While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address greenhouse gas emissions would impact our business, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could, depending on the particular program adopted, increase our costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities and administer and manage a greenhouse gas emissions program. Laws or regulations regarding fuel economy, air quality or greenhouse gas emissions could also include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the refined petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations or cash flows.

        In addition, some scientists have concluded that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 22.1% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

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

        The following are potential conflicts of interest:

  •
  TransMontaigne Inc. and Morgan Stanley Capital Group, as users of our pipeline and terminals, have economic incentives not to cause us to seek higher tariffs or higher terminaling service fees, even if such higher rates or terminaling service fees would reflect rates that could be obtained in arm's- length, third-party transactions.

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

  •
  Our general partner may use an amount, equal to $38.2 million as of December 31, 2010, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions, $10.9 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2010, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $10.3 million, an additional insurance reimbursement of approximately $3.2 million and $1.3 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The Omnibus Agreement expires on December 31, 2014, subject to our right to extend the agreement for an additional seven years if Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals. If we are unable to renew the Omnibus Agreement on terms that are satisfactory to us or if we are required to pay a higher administrative fee, our results of operations and financial condition could be adversely affected.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 28, 2011, affiliates of our general partner own approximately 22.1% of our aggregate outstanding common units representing limited partner interests.

         We may issue additional units without your approval, which would dilute your existing ownership interests.

        Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects: your proportionate ownership interest in us will decrease; the amount of cash available for distribution on each unit may decrease; the ratio of taxable income to distributions may increase; the relative voting strength of each previously outstanding unit may be diminished; and the market price of the common units may decline.

         Unitholders may not have limited liability in some circumstances.

        The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that our unitholders as a group took any action pursuant to our partnership agreement that constituted participation in the "control" of our business, then the unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner. Under applicable state law, our general partner has unlimited liability for our obligations, including our debts and environmental liabilities, if any, except for our contractual obligations that are expressly made without recourse to the general partner.

        In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances a Unitholder may be liable to us for the amount of distributions paid to the unitholder for a period of three years from the date of the distribution.

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

        In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2010, we recognized a liability of approximately $186,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity- level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

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

ITEM 4.    (REMOVED AND RESERVED).

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On March 9, 2011, there were approximately 22 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange (the "NYSE").

	Low	High
January 1, 2009 through March 31, 2009	$13.23	$20.29
April 1, 2009 through June 30, 2009	$16.60	$23.51
July 1, 2009 through September 30, 2009	$20.33	$28.66
October 1, 2009 through December 31, 2009	$23.32	$29.07
January 1, 2010 through March 31, 2010	$24.15	$29.12
April 1, 2010 through June 30, 2010(1)	$10.81	$31.50
July 1, 2010 through September 30, 2010	$28.90	$35.52
October 1, 2010 through December 31, 2010	$32.90	$37.00

(1)
On May 6, 2010, the U.S. equity markets experienced a rapid, severe decline and corresponding recovery, which has become known as the "flash crash". Our common units were one of the many securities involved in the flash crash. The NYSE informed us that following consultation among the U.S. markets and the Securities and Exchange Commission, the NYSE cancelled all trades between 2:40pm EDT and 3:00pm EDT at prices that were more than 60% above or below the last reported NYSE quote in that security immediately prior to 2:40pm EDT. In our case, trades below $10.81 were cancelled.

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61

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

        The terms of our amended and restated senior secured credit facility may limit our ability to distribute cash under certain circumstances as discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report.

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

        There is no guarantee that we will be able to pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our amended and restated senior secured credit facility.

Common Unit Purchases for the quarter ended December 31, 2010

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2010.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	840	$34.50	840	2,245
November	840	$34.21	840	1,405
December	840	$35.26	840	565

	2,520	$34.66	2,520

        All purchases were made in the open market pursuant to a program announced on May 7, 2007 for the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. long-term incentive plan to independent directors of our general partner. During the three months ended December 31, 2010, we purchased 2,520 common units with approximately $87,000 of aggregate market value for this purpose. Pursuant to the terms of the purchase plan, we anticipate purchasing annually up to 10,000 common units. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. long-term incentive plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended December 31, 2010, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,
	2010	2009	2008(2)	2007	2006(1)
	(dollars in thousands)
Statement of Operations Data:
Revenue	$150,899	$142,547	$138,140	$131,651	$71,669
Direct operating costs and expenses	(64,696)	(64,968)	(61,850)	(60,686)	(32,508)
Direct general and administrative expenses	(3,159)	(3,242)	(4,138)	(2,991)	(6,453)
Allocated general and administrative expenses	(10,311)	(10,040)	(10,030)	(9,901)	(5,431)
Allocated insurance expense	(3,185)	(2,900)	(2,835)	(2,837)	(1,525)
Reimbursement of bonus awards	(1,250)	(1,237)	(1,500)	(1,125)	—
Depreciation and amortization	(27,869)	(26,306)	(23,316)	(21,432)	(11,750)
Gain (loss) on disposition of assets, net	(765)	1	2	—	—
Impairment of goodwill	(8,465)	—	—	—	—

Operating income	31,199	33,855	34,473	32,679	14,002
Other income (expense):
Interest income	8	7	38	214	37
Interest expense	(4,845)	(5,486)	(6,007)	(6,515)	(3,356)
Amortization of deferred financing costs	(598)	(598)	(599)	(1,236)	(810)
Unrealized loss on derivative instrument	1,440	(562)	(2,128)	—	—
Foreign currency transaction gain (loss)	38	36	(179)	—	—

Net earnings	$27,242	$27,252	$25,598	$25,142	$9,873

Other Financial Data:
Net cash provided by operating activities	$65,336	$72,045	$53,488	$56,406	$25,251
Net cash (used in) investing activities	$(37,508)	$(37,742)	$(53,406)	$(155,550)	$(163,797)
Net cash provided by (used in) financing activities	$(29,056)	$(32,534)	$3,200	$97,286	$141,310
Balance Sheet Data:
Property, plant and equipment, net	$452,402	$459,598	$447,753	$417,827	$401,613
Total assets	$514,306	$515,535	$507,039	$460,818	$441,684
Long-term debt	$122,000	$165,000	$165,500	$132,000	$189,621
Partners' equity	$344,816	$303,125	$307,579	$312,830	$245,331

(1)
The consolidated financial statements include the results of operations of the Brownsville, River and Southeast terminal facilities from the closing date of Morgan Stanley Capital Group Inc.'s acquisition of TransMontaigne Inc. (September 1, 2006).

(2)
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

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2010, our operations are composed of:

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

  •
  two refined product terminals, one located in Mt. Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate active storage capacity of approximately 407,000 barrels, that are connected to the Razorback pipeline and provide integrated terminaling services to Morgan Stanley Capital Group;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 158,000 barrels, that provides integrated terminaling services to a major oil company;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 2.2 million barrels that provides integrated terminaling services to TransMontaigne Inc., Valero, PMI Trading Ltd. and other distribution and marketing companies;

  •
  one refined product terminal located in Matamoros, Mexico with aggregate active LPG storage capacity of approximately 7,000 barrels that provides integrated terminaling services to TransMontaigne Inc.;

  •
  a pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, which we refer to as the Diamondback pipeline, that currently transports LPG for TransMontaigne Inc.;

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.5 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 9.3 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 68%, 65% and 63% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Midwest and Southeast regions. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. TransMontaigne Inc. and Morgan Stanley Capital Group currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc. and Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from TransMontaigne Inc. and Morgan Stanley Capital Group for the foreseeable future.

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

REGULATORY MATTERS

        During 2008, Morgan Stanley obtained the approval of the Board of Governors of the Federal Reserve System, or the FRB, to become a bank holding company, due to its ownership of Morgan Stanley Bank, N.A., subject to regulation as a financial holding company under the Bank Holding Company Act, or the BHC Act. As a result, Morgan Stanley has become subject to the consolidated supervision and regulation of the FRB under the BHC Act. In addition, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. The Dodd-Frank Act contains various provisions that affect financial firms, including financial holding companies, and amend various existing laws, including the Bank Holding Company Act., as amended and supplemented by the Dodd-Frank Act.

        As a financial holding company, Morgan Stanley is permitted to engage in any activity that is financial in nature, incidental to a financial activity, or complementary to a financial activity in conformance with the BHC Act. Under certain circumstances and with the approval of the Board of Governors of the Federal Reserve System, or FRB, any company that becomes a bank holding company may have up to five years to conform its existing activities and investments to the BHC Act. The BHC Act also grandfathers "activities of a financial holding company related to the trading, sale or investment in commodities and underlying physical properties" provided that the financial holding company conducted any of such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions Morgan Stanley has informed us are reasonably in the control of Morgan Stanley. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

        In 2009, Morgan Stanley advised us that its internal review reached the conclusion that all of our activities and investments are permissible under the BHC Act. To the extent the FRB has not yet completed its review of these activities and investments, however, the FRB could conclude that certain of our activities or investments will not be deemed permissible under the BHC Act. We are unable to predict whether, or in what ways, such a determination might affect our financial condition or results of operations or how significant any such effects could be.

        The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative and/or regulatory changes, Morgan Stanley's ability or business strategy to own and operate our general partner and to operate Partners may be adversely affected. We cannot predict how any such changes might affect our financial condition or results of operations or how significant any such effects could be.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2010

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

        On April 16, 2010, we announced a distribution of $0.60 per unit for the period from January 1, 2010 through March 31, 2010, representing a $0.01 increase over prior distributions attributable to each of the 2009 quarterly periods. The distribution was payable on May 11, 2010 to unitholders of record on April 30, 2010.

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

        On October 26, 2010, Jay A. Wiese was appointed to serve as an independent director of our general partner. Mr. Wiese was also appointed to serve as a member of the Conflicts Committee of the general partner, also effective October 26, 2010.

SUBSEQUENT DEVELOPMENTS

        On January 14, 2011, we announced a distribution of $0.61 per unit for the period from October 1, 2010 through December 31, 2010, payable on February 8, 2011 to unitholders of record on January 31, 2011. The distribution represented a $0.01 increase over the previous quarter and a 3.4% increase over the $0.59 per unit distribution declared for the fourth quarter of 2009.

        Effective March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer (See Note 19 of Notes to consolidated financial statements).

        On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced the senior secured credit facility in its entirety and provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $326.4 million at December 31, 2010). In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders (See Note 19 of Notes to consolidated financial statements).

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

        Management Fees and Reimbursed Costs.    We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we managed and operated for another major oil company two terminals that are adjacent to our Collins, Mississippi and Bainbridge, Georgia facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased these two terminals.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products and product transfer services. Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

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

        Allowance for Doubtful Accounts.    At December 31, 2010, our allowance for doubtful accounts was approximately $0.3 million. Our allowance for doubtful accounts represents the amount of trade receivables that we do not expect to collect. The valuation of our allowance for doubtful accounts is based on our analysis of specific individual customer balances that are past due and, from that analysis, we estimate the amount of the receivable balance that we do not expect to collect. That estimate is based on various factors, including our experience in collecting past due amounts from the customer being evaluated, the customer's current financial condition, the current economic environment and the economic outlook for the future. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Accrued Environmental Obligations.    At December 31, 2010, we have an accrued liability of approximately $5.1 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

        Goodwill.    Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units' fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2010. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). We discounted the estimated net cash flows at an assumed market participant weighted average cost of capital of approximately 10%. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2010, our estimate of the fair value of our Brownsville terminals exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2010 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals was less than its carrying amount. The decline in the estimated fair value is attributable to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. While we continue to market the available capacity, management has reduced its short and medium-term revenue forecasts related to these facilities, which has resulted in an overall decline in the estimated future cash flows for the River terminals reporting unit. Given the estimated fair value of our River terminals is less than its carrying amount, we performed further analysis as required by generally accepted accounting principles. This resulted in a determination that goodwill for the River terminals reporting unit was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statements of operations for the year ended December 31, 2010. There is no longer any goodwill recorded related to the River terminals reporting unit (see Note 7 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

        Selected results of operations data for each of the quarters in the years ended December 31, 2010, 2009 and 2008, are summarized below (in thousands):

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Revenue	$37,154	$36,782	$37,499	$39,464	$150,899
Direct operating costs and expenses	(14,568)	(14,529)	(14,838)	(20,761)	(64,696)
Direct general and administrative expenses	(1,031)	(543)	(622)	(963)	(3,159)
Allocated general and administrative expenses	(2,578)	(2,578)	(2,578)	(2,577)	(10,311)
Allocated insurance expense	(796)	(796)	(796)	(797)	(3,185)
Reimbursement of bonus awards	(313)	(313)	(313)	(311)	(1,250)
Depreciation and amortization	(6,864)	(6,962)	(7,006)	(7,037)	(27,869)
Loss on disposition of assets	—	—	—	(765)	(765)
Impairment of goodwill	—	—	—	(8,465)	(8,465)

Operating income (loss)	11,004	11,061	11,346	(2,212)	31,199
Other expense, net	(1,530)	(877)	(977)	(573)	(3,957)

Net earnings (loss)	$9,474	$10,184	$10,369	$(2,785)	$27,242

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Revenue	$34,402	$35,849	$35,370	$36,926	$142,547
Direct operating costs and expenses	(15,544)	(15,430)	(16,915)	(17,079)	(64,968)
Direct general and administrative expenses	(1,099)	(705)	(606)	(832)	(3,242)
Allocated general and administrative expenses	(2,510)	(2,510)	(2,510)	(2,510)	(10,040)
Allocated insurance expense	(725)	(725)	(725)	(725)	(2,900)
Reimbursement of bonus awards	(309)	(309)	(309)	(310)	(1,237)
Depreciation and amortization	(6,355)	(6,450)	(6,541)	(6,960)	(26,306)
Gain on disposition of assets	—	1	—	—	1

Operating income	7,860	9,721	7,764	8,510	33,855
Other expense, net	(1,438)	(1,812)	(2,065)	(1,288)	(6,603)

Net earnings	$6,422	$7,909	$5,699	$7,222	$27,252

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008
Revenue	$33,824	$35,092	$35,204	$34,020	$138,140
Direct operating costs and expenses	(15,467)	(15,320)	(16,331)	(14,732)	(61,850)
Direct general and administrative expenses	(1,073)	(1,317)	(705)	(1,043)	(4,138)
Allocated general and administrative expenses	(2,507)	(2,508)	(2,508)	(2,507)	(10,030)
Allocated insurance expense	(713)	(704)	(708)	(710)	(2,835)
Reimbursement of bonus awards	(375)	(375)	(375)	(375)	(1,500)
Depreciation and amortization	(5,733)	(5,772)	(5,794)	(6,017)	(23,316)
Gain on disposition of assets	—	—	—	2	2

Operating income	7,956	9,096	8,783	8,638	34,473
Other expense, net	(1,754)	(1,471)	(1,819)	(3,831)	(8,875)

Net earnings	$6,202	$7,625	$6,964	$4,807	$25,598

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Terminaling services fees, net	$122,289	$118,024	$111,313
Pipeline transportation fees	4,817	4,375	4,020
Management fees and reimbursed costs	2,161	2,124	1,905
Other	21,632	18,024	20,902

Revenue	$150,899	$142,547	$138,140

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

(iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$54,729	$52,123	$49,315
Midwest terminals and pipeline system	7,721	6,711	5,476
Brownsville terminals	24,222	22,258	20,693
River terminals	14,739	17,395	19,606
Southeast terminals	49,488	44,060	43,050

Revenue	$150,899	$142,547	$138,140

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

	Terminaling Services Fees, Net, by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$46,508	$43,798	$39,750
Midwest terminals and pipeline system	3,757	3,640	3,466
Brownsville terminals	15,709	14,755	13,103
River terminals	14,359	16,864	18,868
Southeast terminals	41,956	38,967	36,126

Terminaling services fees, net	$122,289	$118,024	$111,313

        The increase in terminaling services fees, net for the year ended December 31, 2010 as compared to the year ended December 31, 2009 includes an increase of approximately $2.6 million resulting from newly constructed tank capacity placed into service at certain of our Gulf Coast terminals and an increase of approximately $1.3 million resulting from completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the years ended December 31, 2010, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $76.1 million, $69.7 million and $63.9 million, respectively, and fees charged to TransMontaigne Inc. of approximately $6.4 million, $7.0 million and $6.3 million, respectively.

        Our terminaling services agreements are structured as either throughput agreements or storage agreements. Most of our throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a fixed amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of revenue to be recognized by us. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being "firm commitments." Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as "variable." The "firm commitments" and "variable" revenue included in terminaling services fees, net were as follows (in thousands):

	Firm Commitments and Variable Revenue
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Firm commitments:
External customers	$35,554	$36,341	$35,816
Affiliates	82,651	77,633	70,574

Total	118,205	113,974	106,390

Variable:
External customers	4,230	4,870	5,287
Affiliates	(146)	(820)	(364)

Total	4,084	4,050	4,923

Terminaling services fees, net	$122,289	$118,024	$111,313

        At December 31, 2010, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2010 were as follows (in thousands):

At December 31, 2010
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$23,801
More than 1 year but less than 3 years remaining	17,372
More than 3 years but less than 5 years remaining	75,439
More than 5 years remaining	1,593

Total firm commitments for the year ended December 31, 2010	$118,205

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

	Pipeline Transportation Fees by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	2,041	1,981	1,130
Brownsville terminals	2,776	2,394	2,890
River terminals	—	—	—
Southeast terminals	—	—	—

Pipeline transportation fees	$4,817	$4,375	$4,020

        Included in pipeline transportation fees for the years ended December 31, 2010, 2009 and 2008 are fees charged to Morgan Stanley Capital Group of approximately $2.0 million, $2.0 million and $1.1 million, respectively, and fees charged to TransMontaigne Inc. of approximately $2.8 million, $2.4 million and $2.9 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Collins and Bainbridge terminals and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased these terminals. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Management Fees and Reimbursed Costs by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$103	$63	$141
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	1,938	1,739	1,449
River terminals	—	—	—
Southeast terminals	120	322	315

Management fees and reimbursed costs	$2,161	$2,124	$1,905

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

	Principal Components of Other Revenue
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Product gains	$12,755	$8,927	$11,272
Steam heating fees	4,313	3,828	5,389
Product transfer services	1,342	766	762
Railcar handling	639	1,022	865
Other	2,583	3,481	2,614

Other revenue	$21,632	$18,024	$20,902

        For the years ended December 31, 2010, 2009 and 2008, we sold approximately 172,000, 130,000 and 139,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $92, $72 and $97 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. During the years ended December 31, 2010, 2009 and 2008, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.0 million, $0.5 million and $2.2 million, respectively, representing our rebate liability.

        Included in other revenue for the years ended December 31, 2010, 2009 and 2008 are amounts charged to Morgan Stanley Capital Group of approximately $14.1 million, $11.5 million and $13.2 million, respectively, and amounts charged to TransMontaigne Inc. of approximately $0.7 million, $0.2 million and $0.1 million, respectively.

        The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$8,118	$8,262	$9,424
Midwest terminals and pipeline system	1,923	1,090	880
Brownsville terminals	3,799	3,370	3,251
River terminals	380	531	738
Southeast terminals	7,412	4,771	6,609

Other revenue	$21,632	$18,024	$20,902

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Wages and employee benefits	$22,574	$21,370	$20,786
Utilities and communication charges	8,032	7,642	9,304
Repairs and maintenance	20,633	23,952	19,725
Office, rentals and property taxes	7,055	6,307	6,103
Vehicles and fuel costs	1,353	1,050	1,507
Environmental compliance costs	3,203	3,319	2,989
Other	1,846	1,328	1,436

Direct operating costs and expenses	$64,696	$64,968	$61,850

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses by Business Segment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast terminals	$22,115	$20,986	$21,774
Midwest terminals and pipeline system	1,662	2,428	1,500
Brownsville terminals	12,740	11,916	11,510
River terminals	8,521	8,912	7,858
Southeast terminals	19,658	20,726	19,208

Direct operating costs and expenses	$64,696	$64,968	$61,850

        The direct general and administrative expenses of our operations include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. Direct general and administrative expenses were as follows (in thousands):

	Direct General and Administrative Expenses
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Accounting and tax expenses	$1,414	$1,368	$1,799
Legal expenses	524	747	1,087
Independent director fees and investor relations expenses	375	285	447
Deferred equity-based compensation	385	213	35
Provision for potentially uncollectible accounts receivable	—	—	289
Other	461	629	481

Direct general and administrative expenses	$3,159	$3,242	$4,138

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were approximately $10.3 million, $10.0 million and $10.0 million, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers', and other insurable risks. The allocated insurance expense for the years ended December 31, 2010, 2009 and 2008 were approximately $3.2 million, $2.9 million and $2.8 million, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.3 million, $1.2 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Depreciation and amortization for the years ended December 31, 2010, 2009 and 2008 were approximately $27.9 million, $26.3 million and $23.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders. We expect to initially fund our approved capital projects and our future expansion, development and acquisition opportunities with additional borrowings under our amended and restated senior secured credit facility, which replaced our existing senior secured credit facility effective March 9, 2011 (See Notes 11 and 19 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and future expansion, development and acquisition opportunities with borrowings under our amended and restated senior secured credit facility we may raise funds through additional equity offerings and debt financing, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our amended and restated senior secured credit facility.

        Excluding acquisitions and investments, our capital expenditures for the year ended December 31, 2010 were approximately $25.8 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner approved capital projects that currently are or will be under construction with estimated completion dates that extend through August 31, 2011. At December 31, 2010, the remaining capital expenditures to complete the approved capital projects are estimated to range from $11 million to $13 million. We expect to fund our capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Southeast	Ethanol blending functionality		2nd half 2011
Collins/Purvis	Increase light oil tank capacity	700,000	2nd half 2011

        Effective March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million (See Note 19 of Notes to consolidated financial statements). We funded the Pensacola terminal purchase with additional borrowings under our senior secured credit facility.

        We are currently exploring various acquisition, development, and joint venture opportunities some of which are substantial in size. We may rely on future equity offerings and debt financings, in addition to our amended and restated senior secured credit facility, to fund these opportunities.

        Our amended and restated senior secured credit facility that became effective March 9, 2011 provides for a maximum borrowing line of credit equal to $250 million. At December 31, 2010, our outstanding borrowings were $122 million. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the amended and restated senior secured credit facility also permit us to borrow pursuant to the issuance of senior unsecured notes and to borrow up to approximately $23 million from other lenders, including our general partner and its affiliates. Future expansion, development and acquisition expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $326.4 million at December 31, 2010). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the Amended Facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments" which may not exceed $125 million in the aggregate and subject to us having at least $50 million in liquidity before and after giving effect to such joint venture investment. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a defined financial performance measure within the Amended Facility known as

"Consolidated EBITDA." The calculation of the "total leverage ratio" and "interest coverage ratio" contained in the Amended Facility is as follows (in thousands, except ratios):

	Three months ended				Year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$17,995	$18,096	$18,470	$14,160	$68,721
Consolidated funded indebtedness					$122,000
Total leverage ratio					1.78x
Consolidated EBITDA for the interest coverage ratio	$17,995	$18,096	$18,470	$14,160	$68,721
Consolidated interest expense, as stipulated in the credit facility	$1,275	$1,229	$1,188	$1,145	$4,837
Interest coverage ratio					14.21x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$17,995	$18,096	$18,470	$14,160	$68,721
Consolidated interest expense	(1,275)	(1,229)	(1,188)	(1,145)	(4,837)
Amortization of deferred revenue	(837)	(955)	(986)	(1,039)	(3,817)
Amounts due under long-term terminaling services agreements, net	(357)	(356)	292	414	(7)
Change in operating assets and liabilities	(4,378)	4,776	(871)	5,749	5,276

Cash flows provided by operating activities	$11,148	$20,332	$15,717	$18,139	$65,336

        If we were to fail either financial performance covenant, or any other covenant contained in the Amended Facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the Amended Facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable.

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2010 are as follows (in thousands):

	Years ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Additions to property, plant and equipment under contract	$10,248	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,365	708	604	561	541	5,385
Long-term debt	—	—	—	—	—	122,000
Interest expense on debt(1)	4,880	4,880	4,880	4,880	4,880	4,067

Total contractual obligations to be settled in cash	$16,493	$5,588	$5,484	$5,441	$5,421	$131,452

(1)
Assumes that our outstanding long-term debt at December 31, 2010 remains outstanding until its maturity date under the amended and restated senior secured credit facility and we incur interest expense at 4.0% per year.

        Off-Balance Sheet Arrangements.    At December 31, 2010, our outstanding letters of credit were $nil.

        See Notes 2, 9, 10, 11, 14 and 19 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

        We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our amended and restated senior secured credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our committed capital and our essential liquidity requirements through at least the maturity date of our amended and restated senior secured credit facility (March 2016).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2010, we had outstanding borrowings of $122 million.

        We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2010, we were party to an interest rate swap agreement with Wells Fargo Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at December 31, 2010, the terms of our interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $nil.

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

        For the years ended December 31, 2010, 2009 and 2008, we sold approximately 172,000, 130,000 and 139,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $92, $72 and $97 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of TransMontaigne GP L.L.C.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransMontaigne Partners L.P. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 10, 2011

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,353	$6,568
Trade accounts receivable, net	5,998	6,317
Due from Morgan Stanley Capital Group	4,150	2,148
Other current assets	7,013	7,706

Total current assets	22,514	22,739
Property, plant and equipment, net	452,402	459,598
Goodwill	16,232	24,682
Other assets, net	23,158	8,516

	$514,306	$515,535

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$9,931	$11,007
Due to TransMontaigne Inc.	168	168
Accrued liabilities	19,642	19,235

Total current liabilities	29,741	30,410
Other liabilities	17,749	17,000
Long-term debt	122,000	165,000

Total liabilities	169,490	212,410

Partners' equity:
Common unitholders (14,457,066 and 12,444,566 units issued and outstanding at December 31, 2010 and 2009, respectively)	289,632	249,160
General partner interest (2% interest with 295,042 and 253,971 equivalent units outstanding at December 31, 2010 and 2009, respectively)	55,533	54,434
Accumulated other comprehensive loss	(349)	(469)

Total partners' equity	344,816	303,125

	$514,306	$515,535

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Revenue:
External customers	$48,787	$49,697	$50,705
Affiliates	102,112	92,850	87,435

Total revenue	150,899	142,547	138,140

Costs and expenses:
Direct operating costs and expenses	(64,696)	(64,968)	(61,850)
Direct general and administrative expenses	(3,159)	(3,242)	(4,138)
Allocated general and administrative expenses	(10,311)	(10,040)	(10,030)
Allocated insurance expense	(3,185)	(2,900)	(2,835)
Reimbursement of bonus awards	(1,250)	(1,237)	(1,500)
Depreciation and amortization	(27,869)	(26,306)	(23,316)
Gain (loss) on disposition of assets	(765)	1	2
Impairment of goodwill	(8,465)	—	—

Total costs and expenses	(119,700)	(108,692)	(103,667)

Operating income	31,199	33,855	34,473
Other income (expenses):
Interest income	8	7	38
Interest expense	(4,845)	(5,486)	(6,007)
Amortization of deferred financing costs	(598)	(598)	(599)
Unrealized gain (loss) on derivative instrument	1,440	(562)	(2,128)
Foreign currency transaction gain (loss)	38	36	(179)

Total other expenses, net	(3,957)	(6,603)	(8,875)

Net earnings	27,242	27,252	25,598
Less—earnings allocable to general partner interest including incentive distribution rights	(3,017)	(2,451)	(2,226)

Net earnings allocable to limited partners	$24,225	$24,801	$23,372

Net earnings per limited partner unit—basic	$1.69	$1.99	$1.88

Net earnings per limited partner unit—diluted	$1.68	$1.99	$1.88

Weighted average limited partner units outstanding—basic	14,363	12,438	12,442

Weighted average limited partner units outstanding—diluted	14,379	12,441	12,442

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

(Dollars in thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2007	$250,714	$7,841	$54,275	$—	$312,830
Distributions to unitholders	(20,636)	(7,509)	(2,051)	—	(30,196)
Deferred equity-based compensation related to restricted phantom units	84	—	—	—	84
Reversal of previously recognized equity-based compensation due to repurchase of unvested restricted phantom units	(49)	—	—	—	(49)
Purchase of 4,180 common units by our long-term incentive plan	(104)	—	—	—	(104)
Issuance of 1,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 830,567 subordinated units into common units	1,741	(1,741)	—	—	—
Net earnings for year ended December 31, 2008	17,514	5,858	2,226	—	25,598
Foreign currency translation adjustments	—	—	—	(584)	(584)

Comprehensive income					25,014

Balance December 31, 2008	249,264	4,449	54,450	(584)	307,579

Distributions to unitholders	(24,514)	(4,900)	(2,467)	—	(31,881)
Deferred equity-based compensation related to restricted phantom units	213	—	—	—	213
Purchase of 6,885 common units by our long-term incentive plan	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	115	115

Comprehensive income					27,367

Balance December 31, 2009	249,160	—	54,434	(469)	303,125

Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	1,093	—	1,093
Distributions to unitholders	(34,567)	—	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	—	3,017	—	27,242
Foreign currency translation adjustments	—	—	—	120	120

Comprehensive income					27,362

Balance December 31, 2010	$289,632	$—	$55,533	$(349)	$344,816

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net earnings	$27,242	$27,252	$25,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,869	26,306	23,316
Loss (gain) on disposition of assets	765	(1)	—
Deferred equity-based compensation	385	213	84
Reversal of previously recognized equity-based compensation	—	—	(49)
Amortization of deferred financing costs	598	598	599
Amortization of deferred revenue	(3,817)	(2,461)	—
Amounts due under long-term terminaling services agreements, net	(7)	(1,466)	(1,425)
Unrealized (gain) loss on derivative instrument	(1,440)	562	2,128
Impairment of goodwill	8,465	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	319	377	(2,285)
Due to/from TransMontaigne Inc.	(32)	896	1,169
Due from Morgan Stanley Capital Group	2,248	18,069	(1,093)
Other current assets	738	1,174	188
Trade accounts payable	692	3,684	4,788
Accrued liabilities	1,311	(3,158)	470

Net cash provided by operating activities	65,336	72,045	53,488

Cash flows from investing activities:
Acquisition of terminal facilities	(1,633)	—	—
Investment in land	(15,134)	—	—
Additions to property, plant and equipment—expansion of facilities	(18,156)	(30,245)	(48,614)
Additions to property, plant and equipment—maintain existing facilities	(7,675)	(7,468)	(4,765)
Proceeds from sale of assets	5,181	2	—
Other	(91)	(31)	(27)

Net cash used in investing activities	(37,508)	(37,742)	(53,406)

Cash flows from financing activities:
Net proceeds from issuance of common units	50,971	—	—
Contribution of cash by TransMontaigne GP	1,093	—	—
Net borrowings (payments) under credit facility	(43,000)	(500)	33,500
Distributions paid to unitholders	(37,578)	(31,881)	(30,196)
Purchase of common units by our long-term incentive plan and from affiliate	(542)	(153)	(104)

Net cash provided by (used in) financing activities	(29,056)	(32,534)	3,200

Increase (decrease) in cash and cash equivalents	(1,228)	1,769	3,282
Foreign currency translation effect on cash	13	4	(91)
Cash and cash equivalents at beginning of period	6,568	4,795	1,604

Cash and cash equivalents at end of period	$5,353	$6,568	$4,795

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,258	$6,769	$6,092

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At February 28, 2011 TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $10.3 million, $10.0 million and $10.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$3.2 million, $2.9 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Management believes that the allocated general and administrative charges and insurance charges are representative of the actual costs and expenses incurred by TransMontaigne Inc. for managing Partners' operations. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $1.3 million, $1.2 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c) Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and net gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2010, 2009 and 2008, we recognized revenue of approximately $12.8 million, $8.9 million and $11.3 million, respectively, for net product gained. Within these amounts, approximately $12.1 million, $8.6 million and $10.6 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. In conjunction with the goodwill impairment analysis described in Note 7 of Notes to consolidated financial statements, we conducted an impairment test of our long-lived assets in the River region and concluded that an impairment had not occurred as the expected undiscounted future cash flows attributable to this asset group exceeded its carrying values. The expected undiscounted cash flows were estimated over the remaining useful lives of the primary asset in the asset group.

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

        TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were indentified on or before May 27, 2010 and that are associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before December 31, 2011 and that are associated with the ownership or operation of the Brownsville and River terminals prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that are associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Generally accepted accounting principles require that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of the liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets include above-ground storage facilities and underground pipelines. We are unable to predict if and when these long-lived assets will become completely obsolete and require dismantlement. Accordingly, we have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets, and the amount of any associated costs, are indeterminable. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

(h) Equity-based compensation plan

        Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which a board member or employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight-line basis.

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

(j) Accounting for Derivative Instruments

        Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        At December 31, 2010 and 2009, our derivative instruments were limited to interest rate swaps. We have not designated these interest rate swaps as hedges and therefore the change in the fair value of

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

our interest rate swaps is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swaps is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swaps utilizes Level 2 inputs as defined by generally accepted accounting principles.

(k) Income taxes

        No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

        Partners is a taxable entity under certain U.S. state jurisdictions, primarily Texas. Certain of our Mexican subsidiaries are corporations for Mexican tax purposes and, therefore, are subject to Mexican federal and provincial income taxes.

        Partners accounts for U.S. state income taxes and Mexican federal and provincial income taxes under the asset and liability method pursuant to generally accepted accounting principles. Currently, Mexican federal and provincial income taxes and U.S. state income taxes are not significant.

(l) Net earnings per limited partner unit

        Generally accepted accounting principles addresses the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. Any excess of distributions over earnings are allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest for the period represents distributions attributable to the period on behalf of the general partner interest and any incentive distribution rights less the excess of distributions over earnings allocated to the limited partners (see Note 15 of Notes to consolidated financial statements). Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of the earnings allocable to the general partner interest including incentive distribution rights.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2011, the annual administrative fee payable to TransMontaigne Inc. will be approximately $10.4 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2011, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $3.3 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2011, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.3 million.

        The omnibus agreement provides us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. We exercised this right effective March 1, 2011 and purchased the Pensacola terminal for cash consideration of approximately $12.8 million (see Note 19 of Notes to consolidated financial statements).

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

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

at the option of our customer), provided that TransMontaigne Inc. agrees to pay no less than 105% of the fees offered by the third party customer.

        Environmental Indemnification.    In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010, and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation was $15.0 million. TransMontaigne Inc. had no obligation to indemnify us for losses until such aggregate losses exceeded $250,000. TransMontaigne Inc. had no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

        In connection with our acquisition of the Brownsville, Texas and River terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2011, and that are associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

        In connection with our acquisition of the Southeast terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2012, and that are associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

        Terminaling Services Agreement—Florida Terminals and Razorback Pipeline System.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term expires on May 31, 2014 for the Florida terminals and on May 31, 2012 for the Razorback pipeline system. After the initial term, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to the end of the initial term or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.6 million for the contract year ending May 31, 2011 (approximately $37.0 million for the contract year ending May 31, 2012); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

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

        Terminaling Services Agreement—Fisher Island Terminal.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2011. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $1.8 million for the contract year ending December 31, 2011. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

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

        Terminaling Services Agreement—Mobile Terminal.    We had a terminaling services agreement with TransMontaigne Inc. that terminated on December 17, 2010. As consideration for the early termination of the terminaling services agreement and release of TransMontaigne Inc. from its obligations thereunder, we received an early termination payment of approximately $1.3 million (see Note 3 of Notes to consolidated financial statements). Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

        Terminaling Services Agreement—Brownsville Terminals.    We had a terminaling services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that was terminated effective May 1, 2010. The storage capacity under this agreement is now under contract with third parties. Under this agreement, Morgan Stanley Capital Group agreed to store a specified

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

minimum amount of fuel oils at our terminals and paid us approximately $0.4 million, $1.5 million and $1.7 million in 2010, 2009 and 2008, respectively.

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

        Terminaling Services Agreement—Brownsville and River Terminals.    We had a terminaling services agreement with TransMontaigne Inc. relating to certain renewable fuels capacity at our Brownsville and River terminals that terminated on December 31, 2010. Under this agreement, TransMontaigne Inc. had agreed to throughput at these terminals certain minimum volumes of renewable fuels that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we had agreed to provide TransMontaigne Inc. approximately 116,000 barrels of storage capacity at these terminals.

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $34.7 million for the contract year ending December 31, 2011; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with estimated completion dates that extend through August 31, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. At December 31, 2010, we had received payments totaling approximately $20.3 million and we expect to receive future payments through October 31, 2011 from Morgan Stanley Capital Group in the range of $2 million to $4 million.

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

        Terminaling Services Agreement—Collins/Purvis Terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date and for each contract year thereafter. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal, with estimated completion to occur on or before August 1, 2011.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Acquisition of Collins and Bainbridge Terminals.    On April 27, 2010, we purchased from BP Products North America Inc. ("BP"), two refined product terminals with approximately 60,000 barrels and 110,000 barrels of aggregate active storage capacity in Collins, Mississippi and Bainbridge, Georgia, respectively, for cash consideration of approximately $1.6 million. We previously managed and operated these two refined product terminals that are adjacent to our Collins and Bainbridge terminals and received a reimbursement of their proportionate share of operating and maintenance costs. These two refined product terminals currently provide integrated terminaling services to Morgan Stanley Capital Group. The accompanying consolidated financial statements include the assets, liabilities and results of operations of these assets from April 27, 2010.

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

        Disposition of Mobile Terminal.    On December 17, 2010, we sold the Mobile terminal to an unaffiliated third party for cash proceeds of approximately $3.9 million. In connection with the sale, TransMontaigne Inc. terminated its terminaling services agreement with us, which was contractually scheduled to expire on December 31, 2012. As consideration for the early termination of the terminaling services agreement and release of TransMontaigne Inc. from its obligations thereunder, we received an early termination payment of approximately $1.3 million. The carrying amount of the Mobile terminal was approximately $6 million, which was in excess of the cash proceeds and early termination payment, resulting in an approximate $0.8 million loss on disposition of assets. The accompanying consolidated financial statements exclude the assets, liabilities and results of operations of these assets subsequent to December 17, 2010.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Trade accounts receivable	$6,308	$6,711
Less allowance for doubtful accounts	(310)	(394)

	$5,998	$6,317

        The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period
2010	$394	$—	$(84)	$310
2009	$439	$—	$(45)	$394
2008	$150	$494	$(205)	$439

        The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Morgan Stanley Capital Group	61%	58%	57%
Valero Supply and Marketing Company	7%	9%	10%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2010	December 31, 2009
Amounts due from insurance companies	$4,102	$4,375
Additive detergent	1,754	1,743
Deposits and other assets	1,157	1,588

	$7,013	$7,706

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2010 and December 31, 2009, we have recognized amounts due from insurance companies of approximately $4.1 million and $4.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2010, we received reimbursements from insurance companies of approximately $3.1 million. During the year ended December 31, 2010, we increased our estimate of insurance recoveries approximately $2.8 million as we assessed the likelihood of recovery was probable related to certain increases in our

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(5) OTHER CURRENT ASSETS (Continued)

estimate of environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2010	December 31, 2009
Land	$50,527	$52,360
Terminals, pipelines and equipment	517,098	505,055
Furniture, fixtures and equipment	1,353	1,556
Construction in progress	16,391	12,278

	585,369	571,249
Less accumulated depreciation	(132,967)	(111,651)

	$452,402	$459,598

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2010	December 31, 2009
Brownsville terminals (includes approximately $40 and $55, respectively, of foreign currency translation adjustments)	$16,232	$16,217
River terminals	—	8,465

	$16,232	$24,682

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

        Included in the Brownsville terminals' operating segment are the results of the Mexican LPG operations. The adjusted purchase price for the acquisition of the Mexican LPG operations from Rio Vista Energy Partners L.P. was allocated to the identifiable assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. Goodwill of approximately $1.5 million was recorded and represents the excess of our adjusted purchase price over the fair value of the identifiable assets acquired attributable to the Mexican LPG operations.

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(7) GOODWILL (Continued)

interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units' fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2010. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). We discounted the estimated net cash flows at an assumed market participant weighted average cost of capital of approximately 10%. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2010, our estimate of the fair value of our Brownsville terminals exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2010 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals was less than its carrying amount. The decline in the estimated fair value is attributable to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. While we continue to market the available capacity, management has reduced its short and medium-term revenue forecasts related to these facilities, which has resulted in an overall decline in the estimated future cash flows for the River terminals reporting unit. Given the estimated fair value of our River terminals is less than its carrying amount, we performed further analysis as required by generally accepted accounting principles. This resulted in a determination that goodwill for the River terminals reporting unit was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statements of operations for the year ended December 31, 2010. There is no longer any goodwill recorded related to the River terminals reporting unit.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2010	December 31, 2009
Amounts due under long-term terminaling services agreements:
External customers	$749	$1,021
Morgan Stanley Capital Group	4,028	3,433

	4,777	4,454
Deferred financing costs, net of accumulated amortization of $3,032 and $2,434, respectively	598	1,196
Customer relationships, net of accumulated amortization of $1,336 and $1,028, respectively	2,363	2,671
Investment in land	15,134	—
Deposits and other assets	286	195

	$23,158	$8,516

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2010 and 2009, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in a receivable of approximately $4.8 million and $4.5 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships at our Brownsville and River terminals. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years. Expected amortization expense for the customer relationships as of December 31, 2010 is as follows (in thousands):

	Years ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$308	$308	$308	$308	$308	$823

        Investment in land.    On November 18, 2010, we acquired approximately 190 acres of undeveloped land on the Houston Ship Channel. At December 31, 2010, our total costs incurred to acquire and prepare the land for its future development approximate $15.1 million.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2010	December 31, 2009
Customer advances and deposits:
External customers	$939	$942
Morgan Stanley Capital Group	5,736	5,924

	6,675	6,866
Accrued property taxes	532	539
Accrued environmental obligations	5,085	5,582
Interest payable	204	254
Rebate due to Morgan Stanley Capital Group	3,011	465
Unrealized loss on derivative instrument	1,250	2,690
Accrued expenses and other	2,885	2,839

	$19,642	$19,235

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2010 and 2009, we have billed and collected from certain of our customers approximately $6.7 million and $6.9 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At December 31, 2010 and 2009, we have accrued environmental obligations of approximately $5.1 million and $5.6 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2010, we made payments of approximately $4.0 million towards our environmental remediation obligations. During the year ended December 31, 2010, we increased our remediation obligations by approximately $3.5 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2010 and 2009, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.0 million and $0.5 million, respectively. During the three months ended March 31, 2010, we paid Morgan Stanley Capital Group approximately $0.5 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2009.

        Unrealized loss on derivative instrument.    Our derivative instruments are limited to interest rate swaps. We manage a portion of our interest rate risk with interest rate swaps, which reduce our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2010, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(9) ACCRUED LIABILITIES (Continued)

recognized as an adjustment to interest expense. During the years ended December 31, 2010, 2009 and 2008, we recognized net payments to the counterparty in the amount of approximately $2.8 million, $2.6 million and $0.1 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 11 of Notes to consolidated financial statements). At December 31, 2010 and 2009, the fair value of the interest rate swaps was approximately $1.3 million and $2.7 million, respectively. The change in fair value of approximately $1.4 million has been reflected as an unrealized gain on derivative instrument in our accompanying consolidated statements of operations for the year ended December 31, 2010.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	December 31, 2010	December 31, 2009
Advance payments received under long-term terminaling services agreements:
External customers	$1,139	$—
Morgan Stanley Capital Group	432	1,255

	1,571	1,255
Deferred revenue—ethanol blending fees and other projects	16,178	15,745

	$17,749	$17,000

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2010 and 2009, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.6 million and $1.3 million, respectively.

        Deferred revenue-ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2010 and 2009, we have unamortized deferred revenue of approximately $16.2 million and $15.7 million, respectively, for completed projects. During the years ended December 31, 2010, 2009 and 2008, we billed Morgan Stanley Capital Group approximately $4.3 million, $14.6 million, and $3.6 million, respectively, for completed projects. During the years ended December 31, 2010, 2009 and 2008, we recognized revenue on a straight-line basis of approximately $3.8 million, $2.5 million and $nil, respectively, for completed projects.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(11) LONG-TERM DEBT

        Senior Secured Credit Facility.    At December 31, 2010 and 2009, our outstanding borrowings under the senior secured credit facility were $122 million and $165 million, respectively. At December 31, 2010 and 2009, our outstanding letters of credit were approximately $nil at both dates.

        The senior secured credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $200 million and (ii) four times Consolidated EBITDA (as defined: $274.9 million at December 31, 2010). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the senior secured credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.5% to 2.5% depending on the total leverage ratio then in effect, or (ii) at a base rate (the greater of (a) the federal funds rate plus 0.5% or (b) the prime rate) plus a margin ranging from 0.5% to 1.5% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.3% to 0.5% per annum, depending on the total leverage ratio then in effect. For the years ended December 31, 2010, 2009 and 2008, the weighted average interest rate on borrowings under our senior secured credit facility was approximately 4.2%, 3.6% and 4.6%, respectively. Our obligations under the senior secured credit facility are secured by a first priority security interest in favor of the lenders in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property. The terms of the senior secured credit facility include covenants that restrict our ability to make cash distributions and acquisitions.

        The senior secured credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the senior secured credit facility are (i) a total leverage ratio test (not to exceed 4.5 times), (ii) a senior secured leverage ratio test (not to exceed 4.0 times), and (iii) a minimum interest coverage ratio test (not less than 2.75 times). We were in compliance with all of the covenants under our senior secured credit facility as of December 31, 2010.

        The principal balance of the loans and any accrued and unpaid interest under the senior secured credit facility was originally scheduled to be due and payable in full on the maturity date, December 22, 2011. However, on March 9, 2011, we entered into an amended and restated senior secured credit facility, which replaced the original senior secured credit facility described above (See Note 19 of Notes to consolidated financial statements). The amended and restated senior secured credit facility is due and payable on March 9, 2016.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at December 31, 2008	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971
Public offering of common units	2,012,500	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	41,071

Units outstanding at December 31, 2010	14,457,066	—	295,042

        At December 31, 2010 and 2009, common units outstanding include approximately 14,600 and 9,200 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        Prior to the expiration of the subordination period or the earlier conversion of the subordinated units following satisfaction of the financial tests set forth in the partnership agreement, the common units were entitled to receive distributions from operating surplus of $0.40 per unit per quarter, which we refer to as the minimum quarterly distribution, or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions were to be paid on our subordinated units. On November 13, 2008, May 7, 2009 and November 13, 2009, approximately 0.8 million, 0.8 million and 1.7 million subordinated units, respectively, converted into an equal number of common units.

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

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,238,463 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2010, 1,008,523 units are

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(13) LONG-TERM INCENTIVE PLAN (Continued)

available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates purchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 9,435, 6,885 and 4,180 common units pursuant to the program during the years ended December 31, 2010, 2009 and 2008, respectively. In addition to the foregoing purchases, on August 10, 2010, we purchased 10,000 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of an equivalent number of restricted phantom units, which were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan.

        Information about restricted phantom unit activity is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2008	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)
Vesting on August 10, 2010	—	(10,000)

Units outstanding at December 31, 2010	1,008,523	44,500

        On January 7, 2010, we accelerated the vesting of 3,500 restricted phantom units held by Duke R. Ligon as a result of his resignation as a member of the board of directors of our general partner and then repurchased those units for cash. The aggregate consideration paid to the former director of approximately $98,000 is included in direct general and administrative expenses in 2010.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(13) LONG-TERM INCENTIVE PLAN (Continued)

In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule applicable for the grants to our independent directors. On March 31, 2009, TransMontaigne Services Inc. granted 8,000 restricted phantom units to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.2 million, $1.0 million and $0.1 million, associated with the March 2010, August 2009 and March 2009 grants, respectively.

        Deferred equity-based compensation of approximately $385,000, $213,000 and $35,000 is included in direct general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At December 31, 2010, we have contractual commitments of approximately $10.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2011.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At December 31, 2010, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2011	$1,365
2012	708
2013	604
2014	561
2015	541
Thereafter	5,385

$9,164

        Rental expense under operating leases was approximately $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net earnings	$27,242	$27,252	$25,598
Less:
Distributions payable on behalf of incentive distribution rights	(2,493)	(1,944)	(1,751)
Distributions payable on behalf of general partner interest	(711)	(624)	(592)
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	187	117	117

Earnings allocable to general partner interest including incentive distribution rights	(3,017)	(2,451)	(2,226)

Net earnings allocable to limited partners	$24,225	$24,801	$23,372

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2008 through March 31, 2008	$0.57
April 1, 2008 through June 30, 2008	$0.58
July 1, 2008 through September 30, 2008	$0.59
October 1, 2008 through December 31, 2008	$0.59
January 1, 2009 through March 31, 2009	$0.59
April 1, 2009 through June 30, 2009	$0.59
July 1, 2009 through September 30, 2009	$0.59
October 1, 2009 through December 31, 2009	$0.59
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Basic weighted average units	14,363	12,438	12,442
Dilutive effect of restricted phantom units	16	3	—

Diluted weighted average units	14,379	12,441	12,442

        For the year ended December 31, 2010, we included the dilutive effect of approximately 6,000, 30,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2009, we included the dilutive effect of approximately 8,000, 1,500, 4,500, and 2,000 restricted phantom units granted March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2008, we included the dilutive effect of 2,000 and 6,000 restricted phantom units granted July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units for the period exceeded the related remaining deferred compensation per unvested restricted phantom units.

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

(16) DISCLOSURES ABOUT FAIR VALUE

        Generally accepted accounting principles defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Generally accepted accounting principles also establishes a fair value hierarchy that prioritizes the use of higher-level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs are unobservable inputs for the asset or liability.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(16) DISCLOSURES ABOUT FAIR VALUE (Continued)

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2010 and 2009.

        Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instrument.    The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gulf Coast Terminals:
Terminaling services fees, net	$46,508	$43,798	$39,750
Other	8,221	8,325	9,565

Revenue	54,729	52,123	49,315
Direct operating costs and expenses	(22,115)	(20,986)	(21,774)

Net margins	32,614	31,137	27,541

Midwest Terminals and Pipeline System:
Terminaling services fees, net	3,757	3,640	3,466
Pipeline transportation fees	2,041	1,981	1,130
Other	1,923	1,090	880

Revenue	7,721	6,711	5,476
Direct operating costs and expenses	(1,662)	(2,428)	(1,500)

Net margins	6,059	4,283	3,976

Brownsville Terminals:
Terminaling services fees, net	15,709	14,755	13,103
Pipeline transportation fees	2,776	2,394	2,890
Other	5,737	5,109	4,700

Revenue	24,222	22,258	20,693
Direct operating costs and expenses	(12,740)	(11,916)	(11,510)

Net margins	11,482	10,342	9,183

River Terminals:
Terminaling services fees, net	14,359	16,864	18,868
Other	380	531	738

Revenue	14,739	17,395	19,606
Direct operating costs and expenses	(8,521)	(8,912)	(7,858)

Net margins	6,218	8,483	11,748

Southeast Terminals:
Terminaling services fees, net	41,956	38,967	36,126
Other	7,532	5,093	6,924

Revenue	49,488	44,060	43,050
Direct operating costs and expenses	(19,658)	(20,726)	(19,208)

Net margins	29,830	23,334	23,842

Total net margins	86,203	77,579	76,290
Direct general and administrative expenses	(3,159)	(3,242)	(4,138)
Allocated general and administrative expenses	(10,311)	(10,040)	(10,030)
Allocated insurance expense	(3,185)	(2,900)	(2,835)
Reimbursement of bonus awards	(1,250)	(1,237)	(1,500)
Depreciation and amortization	(27,869)	(26,306)	(23,316)
Gain (loss) on disposition of assets	(765)	1	2
Impairment of goodwill	(8,465)	—	—

Operating income	31,199	33,855	34,473
Other expense, net	(3,957)	(6,603)	(8,875)

Net earnings	$27,242	$27,252	$25,598

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,322	$2,016	$19,175	$12,884	$3,390	$48,787
Morgan Stanley Capital Group	38,725	5,705	32	1,634	46,098	92,194
TransMontaigne Inc.	4,682	—	5,015	221	—	9,918

Revenue	$54,729	$7,721	$24,222	$14,739	$49,488	$150,899

Identifiable assets	$136,462	$10,859	$80,134	$61,293	$188,552	$477,300

Capital expenditures	$4,713	$65	$7,048	$1,026	$15,104	$27,956

	Year ended December 31, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,373	$1,653	$16,930	$16,232	$3,509	$49,697
Morgan Stanley Capital Group	36,333	5,058	432	829	40,551	83,203
TransMontaigne Inc.	4,417	—	4,896	334	—	9,647

Revenue	$52,123	$6,711	$22,258	$17,395	$44,060	$142,547

Identifiable assets	$147,660	$11,062	$77,740	$66,536	$180,339	$483,337

Capital expenditures	$18,300	$255	$7,129	$1,688	$10,341	$37,713

	Year ended December 31, 2008
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$12,276	$1,863	$14,143	$18,955	$3,468	$50,705
Morgan Stanley Capital Group	32,899	3,602	1,694	388	39,582	78,165
TransMontaigne Inc.	4,140	11	4,856	263	—	9,270

Revenue	$49,315	$5,476	$20,693	$19,606	$43,050	$138,140

Identifiable assets	$135,925	$11,708	$74,701	$65,226	$181,615	$469,175

Capital expenditures	$25,355	$2,370	$14,800	$1,591	$9,263	$53,379

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended				Year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
	(in thousands)
Revenue	$37,154	$36,782	$37,499	$39,464	$150,899

Net earnings (loss)	$9,474	$10,184	$10,369	$(2,785)	$27,242

	Three months ended				Year ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
	(in thousands)
Revenue	$34,402	$35,849	$35,370	$36,926	$142,547

Net earnings	$6,422	$7,909	$5,699	$7,222	$27,252

        The net loss reported for the three months ended December 31, 2010 is primarily attributable to the $8.5 million impairment charge we recognized related to our River terminals reporting unit (see Note 7 of Notes to consolidated financial statements) and an increase in direct operating costs and expenses related to scheduled repairs and maintenance projects across our terminaling and transportation facilities.

(19) SUBSEQUENT EVENTS

        Pensacola Terminal Acquisition.    Effective March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced the senior secured credit facility in its entirety and provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $326.4 million at December 31, 2010). In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets. The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). The Amended Facility matures on March 9, 2016.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2010.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 10, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited TransMontaigne Partners L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransMontaigne GP L.L.C.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, TransMontaigne Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado

March 10, 2011

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2010.

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

        As of the date of this report, there are seven members of the board of directors of our general partner, four of whom, Messrs. Kuchta, Masters, Wiese and Peters, are independent as defined under the independence standards established by the New York Stock Exchange (the "NYSE"). The NYSE does not require a listed limited partnership, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. The Governance Guidelines of our general partner provide that at least three directors will be independent and one additional director will not be employed by, serve as a director of or have a significant commercial relationship with, TransMontaigne Inc. or its affiliates at the time of his or her election to the board of directors or while serving thereon. As of the date of this report, there are no vacancies on the board of directors to be filled by an unaffiliated or independent director.

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

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	53	Chairman of the Board
Charles L. Dunlap	67	Chief Executive Officer
Gregory J. Pound	58	President and Chief Operating Officer
Frederick W. Boutin	55	Executive Vice President, Chief Financial Officer and Treasurer
Erik B. Carlson	63	Executive Vice President and General Counsel
Ronald A. Majors	52	Senior Vice President, Business Development
Robert T. Fuller	41	Vice President and Chief Accounting Officer
Henry M. Kuchta	54	Director
Jerry R. Masters	52	Director, Chairman of Audit and Compensation Committees
Randall P. O'Connor	51	Director
David A. Peters	52	Director, Chairman of Conflicts Committee
Goran Trapp	48	Director
Jay A. Wiese	54	Director

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

        Erik B. Carlson has served as an Executive Vice President of our general partner since January 2008 and as its General Counsel since February 2005. Mr. Carlson served as Secretary from February 2005 to February 2011. Mr. Carlson served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Carlson has been the Executive Vice President of TransMontaigne Inc. since February 2008, as its General Counsel since January 1998, its Secretary from January 1998 to February 2011 and served as its Senior Vice President from January 1998 to January 2008. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

        Ronald A. Majors has served as Senior Vice President, Business Development of our general partner since July 12, 2010. Mr. Majors has also served as Senior Vice President, Business Development of TransMontaigne Inc. since July 12, 2010. Mr. Majors served as President and Chief Executive Officer of Pipestream from December 2009 to February 2010. Mr. Majors also served as President and Chief Operating Officer of SemGroup Europe Holdings, LLC, and Executive Director of SemEuro Limited, both divisions of SemGroup LP, from May 2006 to December 2009. From January 1998 to April 2006, Mr. Majors worked for The Williams Companies in various business development capacities, and served as the Chairman of the Board of AB Mazeikiai Nafta, from September 2000 to October 2002 and as President of Williams International Company from May 2002 to May 2003. Mr. Majors holds a Bachelor of Science Degree in Chemical Engineering from Texas A&M University and executive training experience from the Wharton School of Business.

        Robert T. Fuller has served as Vice President and Chief Accounting Officer of our general partner since January 2011. Prior to his employment with TransMontaigne Services Inc. in July of 2010, Mr. Fuller spent the past 13 years with KPMG LLP, departing as an Audit Senior Manager. Mr. Fuller has a BA in Political Science from Fort Lewis College and a Masters in Accounting from the University of Colorado.

        Henry M. Kuchta was elected as a director of our general partner on January 7, 2010, and serves as a member of the audit and conflicts committees of the board of directors of our general partner. Mr. Kuchta was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director. Since December 1, 2010, Mr. Kuchta has served as President, Chief Operating Officer and Director of Northern Tier Energy, LLC, a privately held refining company. Since September 2006, Mr. Kuchta has served as a Partner in NTR Partners, LLC. Mr. Kuchta served as Director, President and Chief Operating Officer of NTR Acquisition Co. from September 2006 to January 2009. Mr. Kuchta served as President and Chief Operating Officer of Premcor Inc. from January 2003 through September 2005 and as Executive Vice President of Premcor Inc. from May 2002 to December 2002. Previously, Mr. Kuchta served as Business Development Manager for Phillips 66 Company from October 2001 to April 2002. Prior to that time, Mr. Kuchta served in various senior management and executive positions at Tosco Corporation from May 1993 to September 2001, as well as at Exxon Corporation from May 1980 to April 1992. Mr. Kuchta holds a Bachelor of Science degree in Chemical Engineering from Wayne State University.

        Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee, and as chair of the audit and compensation committees, of the board of directors of our general partner. Mr. Masters was asked to join the board of directors, in part, based on his executive management experience, his financial and accounting knowledge and because he qualified as an independent director. Mr. Masters is a private investor and also serves on the board of directors or Sandhills State Bank. From February 1991 to April 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external financial reporting, budgeting and forecasting, and financial modeling of mergers and acquisitions. From 1980 to 1991 Mr. Masters worked in the audit department of Deloitte & Touche LLP. Mr. Masters holds a B.S. in Business Administration from the University of Nebraska.

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

        Jay A. Wiese was elected as a director of our general partner on October 26, 2010, and serves as a member of the conflicts and compensation committees of the board of directors of our general partner. Mr. Wiese was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director. From December 2006 to the present, Mr. Wiese has served as the Managing Member of Liberated Partners LLC, a global energy consulting business with a focus on client strategy, acquisitions, logistics, business development and operational analysis. From 1982 to October 2006, Mr. Wiese served in various senior management positions, including most recently Vice President, with Magellan Midstream Partners, L.P., where he had responsibility over Magellan Terminal Holdings in the areas of commercial and business development, acquisitions and operations. Mr. Wiese holds a Bachelor of Science degree in Business from Oklahoma State University where Mr. Wiese is on the Foundation's Board of Governors and a member of the Investment Committee.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied.

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

Conflicts Committee

        Messrs. Kuchta, Masters, Wiese and Peters currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which employees and independent directors of our general partner are granted equity-based awards, and (2) which reviews the allocation of grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors has ratified and approved. Messrs. Masters and Peters served on the compensation committee during 2010. Effective March 1, 2011, Mr. Wiese was appointed to serve on the compensation committee.

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

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2010, we paid TransMontaigne Inc. an administrative fee of approximately $10.3 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2010, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan then in effect, on August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan.

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

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2010, elements of compensation for our executive officers consisted of the following:

  •
  Annual base salary;

  •
  Discretionary annual cash awards;

  •
  Long-term equity-based compensation; and

  •
  Other compensation, including very limited perquisites.

        We do not provide any perquisites to the executive officers of our general partner.

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2010, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives. Although neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne Inc.'s compensation program which are reasonably likely to have a material adverse effect on us.

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

COMPENSATION COMMITTEE Jerry R. Masters, Chair David A. Peters Jay A. Wiese

COMPENSATION OF DIRECTORS

        Employees of our general partner or its affiliates (including employees of Morgan Stanley and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one-for-one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table provides information concerning the compensation of our general partner's directors for 2010.

Director Compensation Table for 2010

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Randall P. O'Connor(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Henry M. Kuchta(2)	$30,000	$54,480	(3)	—	$84,480
Jay A. Wiese(2)	$7,500	—		—	$7,500
Duke R. Ligon(4)	$97,895	—		—	$97,895
Jerry R. Masters	$30,000	$54,480	(3)	—	$84,480
David A. Peters	$30,000	$54,480	(3)	—	$84,480

(1)
Because Messrs. Munger, O'Connor and Trapp are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2010, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)
Messrs. Kuchta and Wiese were elected to the board of directors of our general partner on January 7, 2010 and October 26, 2010, respectively.

(3)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant-date fair value is equal to $27.24, the closing price of our unrestricted common units on March 31, 2010. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2010, Messrs. Masters and Peters each held 5,000 restricted phantom units and Mr. Kuchta held 2,000 restricted phantom units.

(4)
Mr. Ligon resigned from the board of directors of our general partner, effective January 7, 2010, pursuant to which, Mr. Ligon's restricted phantom units were accelerated as of the date of such resignation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 2010, Messrs. Masters and Peters served on the compensation committee of our general partner. During 2010, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company's board of directors.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was subsequently amended and restated as of January 29, 2010 to revise certain age and length of service thresholds that had previously excluded a number of TransMontaigne Services Inc. employees, including the Chief Executive Officer, the President and the Executive Vice President, General Counsel of our general partner, from participation in the plan. The plan is administered by the compensation committee of TransMontaigne Inc. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Pursuant to the new provisions of the amended and restated plan, once participating employees of TransMontaigne Services Inc. reach the age and length of service thresholds set forth below, subsequent annual awards are immediately vested and payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. In addition, the vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne Inc. or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne Inc. or its affiliates. For the awards granted under the plan in 2010 and 2011, the Chief Executive Officer, President and Executive Vice President, General Counsel of our general partner have satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2010, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. For the year ended December 31, 2010, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2010, the compensation committee of the board of directors of our general partner awarded 6,000 restricted phantom units to the independent directors of our general partner under the plan.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 28, 2011, the long-term incentive plan permits the grant of awards covering an aggregate of 1,527,604 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 28, 2011, there were 1,297,664 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 28, 2011 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 28, 2011, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 28, 2011 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 14,457,066 limited partnership common units outstanding as of February 28, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 28, 2011 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,751,627	19.0%
Morgan Stanley(2)	462,858	3.2%
Kayne Anderson Capital Advisors, L.P.(3)	1,226,291	8.5%
Named Executive Officers
Frederick W. Boutin(4)(5)	39,760	*
Erik B. Carlson(4)(6)	39,395	*
Deborah A. Davis(7)	3,544	*
Charles L. Dunlap(4)(8)	24,106	*
Ronald A. Majors	—	*
Gregory J. Pound(4)(9)	28,904	*
Directors
Henry M. Kuchta(10)	500	*
Jerry R. Masters(11)	23,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(11)	20,600	*
Goran Trapp	—	*
Jay A. Wiese(12)	—	*
All directors, director nominees and executive officers as a group (13 persons)	179,809	1.2%

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

(2)
Based on the Schedule 13D (Amendment No. 2) filed with the Securities and Exchange Commission on November 13, 2009 and information furnished by Morgan Stanley ("MS"). Morgan Stanley, in its capacity as parent company of, and indirect beneficial owner of securities held by Morgan Stanley Capital Group, Inc. ("MSCGI") (and through TransMontaigne Inc. and its subsidiaries), and Morgan Stanley Smith Barney ("MSSB"), may be deemed to beneficially own 3,214,485 common units, or approximately 22.2% of the outstanding common units. MSCGI may be deemed to beneficially own the 2,751,627 common units, indirectly held by TransMontaigne Services Inc. Morgan Stanley Strategic Investments, Inc. ("MSSI") beneficially owns 450,000 common units. MSSB has voting and/or dispositive power over certain shares of common units held in accounts of certain of its clients and customers and, as a result, may be deemed to beneficially own up to 12,858 common units. Each of MS and MSCGI may be deemed to have shared voting and dispositive power with respect to 2,751,627 common units beneficially owned by TransMontaigne Services Inc.; (ii) each of MS and MSSI may be deemed to have shared voting and dispositive power with respect to 450,000 common units beneficially owned by MSSI; and (iii) each of MS and MSSB may be deemed to have shared voting and/or dispositive power with respect to 12,858 common units beneficially owned by MSSB. The address of Morgan Stanley Strategic Investments, Inc., an affiliate of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(3)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2011, by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Management Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Kayne Anderson Capital Advisors, L.P. and Mr. Kayne report having shared voting and shared dispositive power over 1,226,291 common units. The address of each of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(4)
Each of Messrs. Carlson, Boutin, Dunlap and Pound have satisfied the age and length of service thresholds under the TransMontaigne Services Inc. savings and retention plan, therefore, the common units beneficially owned and reported in the table above include phantom units that were immediately vested upon grant and will become payable as to 50% of a participant's award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(5)
Includes 4,327 phantom units awarded to Mr. Boutin under the TransMontaigne Services Inc. savings and retention plan.

(6)
Includes 8,395 phantom units awarded to Mr. Carlson under the TransMontaigne Services Inc. savings and retention plan.

(7)
Ms. Davis resigned as Chief Accounting Officer of our general partner and as Senior Vice President—Administration of TransMontaigne Inc. and the other subsidiaries of Partners and TransMontaigne Inc. effective January 1, 2011.

(8)
Includes 9,441 phantom units awarded to Mr. Dunlap under the TransMontaigne Services Inc. savings and retention plan. Includes 1,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long-term incentive plan for his service as an independent director that will vest on March 31, 2011. Excludes 500 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting in annual installments, with the next and final vesting date March 31, 2012. Excludes 1,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2012. Effective August 10, 2009, Mr. Dunlap was appointed to serve as Chief Executive Officer of our general partner and President and Chief Executive Officer of TransMontaigne Inc. As a result of these appointments, Mr. Dunlap ceased to qualify as an independent director and therefore tendered his resignation from the board of directors of our general partner, effective as of the same date. Excludes 30,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan in connection with the foregoing appointments that remain subject to continued vesting over three equal annual installments, with the next vesting date occurring on August 10, 2011.

(9)
Includes 7,182 phantom units awarded to Mr. Pound under the TransMontaigne Services Inc. savings and retention plan.

(10)
Mr. Kuchta was appointed to the board of directors of our general partner, effective January 7, 2010. Includes 500 restricted phantom units granted to Mr. Kuchta under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2011. Excludes 1,500 restricted phantom units granted to Mr. Kuchta under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2012.

(11)
Includes 2,000 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2011. Excludes 500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2012. Excludes 1,000 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2012. Excludes 1,500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2012.

(12)
Mr. Wiese was appointed to the board of directors of our general partner, effective October 26, 2010.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	44,500	—	1,008,523

Total	44,500	—	1,008,523

(1)
At December 31, 2010, the long-term incentive plan permits the grant of awards covering an aggregate of 1,238,463 units, of which 229,940 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2011 fiscal year, a total of 1,527,604 units were made available for issuance under the plan, of which 1,297,664 units remain available for issuance under the plan as of February 28, 2011. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 13 to Notes to consolidated financial statements in Item 8 of this annual report.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 28, 2011, affiliates of Morgan Stanley, in the aggregate, owned a 23.7% interest in the partnership, consisting of 3,201,627 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

During the year ended December 31, 2010, we distributed approximately $10.9 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2010, we paid Morgan Stanley and its affiliates an administrative fee of approximately $10.3 million with an additional insurance reimbursement of approximately $3.2 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.3 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $10.4 million;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, currently in the amount of $3.3 million;

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

  •
  our right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets, which right was exercised on March 1, 2011;

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

        Payment of general and administrative services fee and reimbursement of direct expenses.    Pursuant to the omnibus agreement, for the year ended December 31, 2010, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.3 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2010 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $3.2 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2010, we reimbursed TransMontaigne Inc.

approximately $22.1 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

        Rights of First Offer and First Refusal.    The omnibus agreement provides us with a right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. Effective March 1, 2011, we exercised this right and acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million.

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

        The above provisions are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group" of this annual report.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP is our independent auditor. KPMG LLP's accounting fees and services were as follows (in thousands):

	2010	2009
Audit fees(1)	$500,000	$503,000
Comfort letter and consents(2)	—	36,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$500,000	$539,000

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

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears on page 62 of this annual report.

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
3.3
First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontainge Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).
3.4
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).
10.1
Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).
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

Exhibit Number		Description
10.4		TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**
10.5
Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.6
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.7
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**
10.8
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**
10.9
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).
10.10
Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)
10.11
Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)
10.12
Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)
10.13
Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 10, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	March 10, 2011
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2011
/s/ ROBERT T. FULLER Robert T. Fuller	Vice President and Chief Accounting Officer	March 10, 2011
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 10, 2011
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	March 10, 2011
/s/ GORAN TRAPP Goran Trapp	Director	March 10, 2011

Name and Signature	Title	Date

/s/ HENRY M. KUCHTA Henry M. Kuchta	Director	March 10, 2011
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 10, 2011
/s/ DAVID A. PETERS David A. Peters	Director	March 10, 2011
/s/ JAY A. WIESE Jay A. Wiese	Director	March 10, 2011

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontainge Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2	Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.3	Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.4	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**

Exhibit Number		Description
10.5		Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.7		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.8		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**

10.9		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.10		Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)

10.11		Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)

10.12		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)

10.13		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.