Form 10-Q
period 2011-03-31
TransMontaigne Partners L.P.
filed 2011-05-09
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

        As of April 29, 2011, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2011 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2011 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three months ended March 31, 2011:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of March 31, 2011. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,225	$5,353
Trade accounts receivable, net	5,907	5,998
Due from Morgan Stanley Capital Group	4,904	4,150
Other current assets	6,258	7,013

Total current assets	20,294	22,514
Property, plant and equipment, net	465,777	452,402
Goodwill	16,243	16,232
Other assets, net	27,374	23,158

	$529,688	$514,306

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,873	$9,931
Due to TransMontaigne Inc.	235	168
Accrued liabilities	17,769	19,642

Total current liabilities	24,877	29,741
Other liabilities	17,846	17,749
Long-term debt	140,000	122,000

Total liabilities	182,723	169,490

Partners' equity:
Common unitholders	291,111	289,632
General partner interest	56,103	55,533
Accumulated other comprehensive loss	(249)	(349)

Total partners' equity	346,965	344,816

	$529,688	$514,306

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended March 31,
	2011	2010
Revenue:
External customers	$13,384	$11,762
Affiliates	25,752	25,392

Total revenue	39,136	37,154

Costs and expenses:
Direct operating costs and expenses	(14,577)	(14,568)
Direct general and administrative expenses	(1,365)	(1,031)
Allocated general and administrative expenses	(2,616)	(2,578)
Allocated insurance expense	(823)	(796)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(7,138)	(6,864)

Total costs and expenses	(26,832)	(26,150)

Operating income	12,304	11,004
Other income (expenses):
Interest income	—	2
Interest expense	(1,199)	(1,277)
Foreign currency transaction gain	28	36
Unrealized gain (loss) on derivative instrument	686	(141)
Amortization of deferred financing costs	(493)	(150)

Total other expenses	(978)	(1,530)

Net earnings	11,326	9,474
Less—earnings allocable to general partner interest including incentive distribution rights	(1,012)	(765)

Net earnings allocable to limited partners	$10,314	$8,709

Net earnings per limited partner unit—basic	$0.71	$0.62

Net earnings per limited partner unit—diluted	$0.71	$0.62

Weighted average limited partner units outstanding—basic	14,441	14,111

Weighted average limited partner units outstanding—diluted	14,459	14,122

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2010
and three months ended March 31, 2011

(In thousands)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2009	$249,160	$54,434	$(469)	$303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,093	—	1,093
Distributions to unitholders	(34,567)	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	3,017	—	27,242
Foreign currency translation adjustments	—	—	120	120

Comprehensive income				27,362

Balance December 31, 2010	289,632	55,533	(349)	344,816
Distributions to unitholders	(8,836)	(910)	—	(9,746)
Deferred equity-based compensation related to restricted phantom units	98	—	—	98
Purchase of 2,520 common units by our long-term incentive plan	(97)	—	—	(97)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 5,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for three months ended March 31, 2011	10,314	1,012	—	11,326
Foreign currency translation adjustments	—	—	100	100

Comprehensive income				11,426

Balance March 31, 2011	$291,111	$56,103	$(249)	$346,965

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$11,326	$9,474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,138	6,864
Deferred equity-based compensation	98	91
Amortization of deferred financing costs	493	150
Unrealized (gain) loss on derivative instrument	(686)	141
Amortization of deferred revenue	(1,104)	(837)
Amounts due under long-term terminaling services agreements, net	(108)	(357)
Changes in operating assets and liabilities:
Trade accounts receivable, net	228	1,052
Due to/from TransMontaigne Inc.	43	(229)
Due from Morgan Stanley Capital Group	496	59
Other current assets	826	1,484
Trade accounts payable	(2,785)	(5,002)
Accrued liabilities	(1,240)	(1,742)

Net cash provided by operating activities	14,725	11,148

Cash flows from investing activities:
Acquisition of terminal facilities	(12,781)	—
Additions to investment in land	(1,294)	—
Additions to property, plant and equipment—expansion of facilities	(5,712)	(2,917)
Additions to property, plant and equipment—maintain existing facilities	(1,679)	(690)
Other	—	(1)

Net cash (used in) investing activities	(21,466)	(3,608)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	50,982
Contribution of cash by TransMontaigne GP	—	1,093
Net borrowings (repayments) of debt	18,000	(53,000)
Deferred debt issuance costs	(3,569)	—
Distributions paid to unitholders	(9,746)	(9,270)
Purchase of common units by our long-term incentive plan	(97)	(52)

Net cash provided by (used in) financing activities	4,588	(10,247)

Decrease in cash and cash equivalents	(2,153)	(2,707)
Foreign currency translation effect on cash	25	10
Cash and cash equivalents at beginning of period	5,353	6,568

Cash and cash equivalents at end of period	$3,225	$3,871

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,413	$1,359

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2011, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.8 million and $0.8 million

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for the three months ended March 31, 2011 and 2010, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2011 and 2010, we recognized revenue of approximately $4.7 million and $2.9 million, respectively, for net product gained. Within these amounts, approximately $4.4 million and $2.7 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value.

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

        TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that are associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before December 31, 2011 and that are associated with the ownership or operation of the Brownsville and River terminals prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that are associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

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

        At March 31, 2011 and December 31, 2010, our derivative instruments were limited to an interest rate swap. We have not designated this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap is determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilizes Level 2 inputs as defined by generally accepted accounting principles.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2011, the annual administrative fee payable to TransMontaigne Inc. is approximately $10.5 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2011, the annual insurance reimbursement payable to TransMontaigne Inc. is approximately $3.3 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

        The omnibus agreement provided us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. We exercised this right effective as of March 1, 2011 and purchased the Pensacola terminal for cash consideration of approximately $12.8 million (see Note 3 of Notes to consolidated financial statements).

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

        Environmental Indemnification.    In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010, and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceeded $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of May 27, 2005. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

        In connection with our acquisition of the Brownsville, Texas and River terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2011, and that are associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

        In connection with our acquisition of the Southeast terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2012, and that are associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

        In connection with our acquisition of the Pensacola terminal, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

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

        Revenue Support Agreement—Oklahoma City Terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of approximately $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we will agree to provide TransMontaigne Inc. approximately 153,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through March 31, 2012 for the utilization of the light oil storage capacity at the terminal.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling Services Agreement—Mobile Terminal.    We had a terminaling services agreement with TransMontaigne Inc. that terminated on December 17, 2010 with the sale of the Mobile terminal (see Note 3 of Notes to consolidated financial statements). As consideration for the early termination of the terminaling services agreement and release of TransMontaigne Inc. from its obligations thereunder, we received an early termination payment of approximately $1.3 million. Under this agreement, TransMontaigne Inc. agreed to throughput at our Mobile terminal a volume of refined products that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $2.5 million for the contract year ending December 31, 2010.

        Terminaling Services Agreement—Brownsville Terminals.    We had a terminaling services agreement with Morgan Stanley Capital Group, relating to our Brownsville, Texas terminal complex that was terminated effective May 1, 2010. The storage capacity under this agreement is now under contract with third parties. Under this agreement, Morgan Stanley Capital Group agreed to store a specified minimum amount of fuel oils at our terminals and paid us approximately $0.4 million in 2010.

        Terminaling Services Agreement—Brownsville LPG.    We have a terminaling services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that expired on March 31, 2011 and is continuing on a month to month basis, subject to either party's right to terminate with thirty days' prior notice. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Terminaling Services Agreement—Matamoros LPG.    We have a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that expired on March 31, 2011 and is continuing on a month to month basis, subject to either party's right to terminate with thirty days' prior notice. In the event that the Brownsville LPG agreement between us and TransMontaigne Inc. terminates, this terminaling services agreement will also terminate. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $0.6 million per year. In exchange for TransMontaigne Inc.'s minimum throughput payments, we agreed to provide TransMontaigne Inc. approximately 7,000 barrels of natural gas liquids storage capacity.

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

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $34.7 million for the contract year ending December 31, 2011; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with estimated completion dates that extend through August 31, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us an ethanol blending fee. Through March 31, 2011, we had received payments totaling approximately $21.2 million and we expect to receive future payments through October 31, 2011 from Morgan Stanley Capital Group of approximately $1.9 million.

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

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Acquisition of Pensacola Terminal.    Effective as of March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer. The acquisition of the Pensacola terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne Inc. controls our general partner, the difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to the general partner's equity interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Pensacola Terminal from March 1, 2011.

        The carryover basis in the assets and liabilities of the Pensacola terminal as of March 1, 2011 is as follows (in thousands):

Pensacola Terminal
Cash and cash equivalents	$1
Other current assets	61
Property, plant and equipment	13,232
Accrued liabilities	(45)

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

        Disposition of Mobile Terminal.    On December 17, 2010, we sold our Mobile terminal with approximately 163,000 barrels of aggregate active storage capacity to an unaffiliated third party for cash proceeds of approximately $3.9 million. The accompanying consolidated financial statements exclude the assets, liabilities and results of operations of these assets subsequent to December 17, 2010.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

        Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable.

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade accounts receivable	$6,213	$6,308
Less allowance for doubtful accounts	(306)	(310)

	$5,907	$5,998

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2011	2010
Morgan Stanley Capital Group	62%	61%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2011	December 31, 2010
Amounts due from insurance companies	$3,720	$4,102
Additive detergent	1,860	1,754
Deposits and other assets	678	1,157

	$6,258	$7,013

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2011 and December 31, 2010, we have recognized amounts due from insurance companies of approximately $3.7 million and $4.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2011, we received reimbursements from insurance companies of approximately $0.4 million. During the three months ended March 31, 2011, we did not change our estimate of future insurance recoveries.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$52,662	$50,527
Terminals, pipelines and equipment	537,334	517,098
Furniture, fixtures and equipment	1,462	1,353
Construction in progress	16,001	16,391

	607,459	585,369
Less accumulated depreciation	(141,682)	(132,967)

	$465,777	$452,402

(7) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2011	December 31, 2010
Brownsville terminals (includes approximately $29 and $40, respectively, of foreign currency translation adjustments)	$16,243	$16,232

        The acquisition of the Brownsville terminals from TransMontaigne Inc. has been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. TransMontaigne Inc.'s carryover basis in the Brownsville terminals is derived from the application of pushdown accounting associated with Morgan Stanley Capital Group's acquisition of TransMontaigne Inc. on September 1, 2006. Goodwill represents the excess of Morgan Stanley Capital Group's aggregate purchase price over the fair value of the identifiable assets acquired attributable to the Brownsville terminals.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2011	December 31, 2010
Amounts due under long-term terminaling services agreements:
External customers	$649	$749
Morgan Stanley Capital Group	4,049	4,028

	4,698	4,777
Deferred financing costs, net of accumulated amortization of $62 and $3,032, respectively	3,674	598
Customer relationships, net of accumulated amortization of $1,413 and $1,336, respectively	2,286	2,363
Investment in land	16,428	15,134
Deposits and other assets	288	286

	$27,374	$23,158

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2011 and December 31, 2010, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.7 million and $4.8 million, respectively.

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

        Investment in land.    On November 18, 2010, we acquired approximately 190 acres of undeveloped land on the Houston Ship Channel. At March 31, 2011 and December 31, 2010, our total costs incurred to acquire and prepare the land for its future development approximate $16.4 million and $15.1 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010
Customer advances and deposits:
External customers	$962	$939
Morgan Stanley Capital Group	5,940	5,736

	6,902	6,675
Accrued property taxes	1,280	532
Accrued environmental obligations	4,559	5,085
Interest payable	279	204
Rebate due to Morgan Stanley Capital Group	1,409	3,011
Unrealized loss on derivative instrument	564	1,250
Accrued expenses and other	2,776	2,885

	$17,769	$19,642

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2011 and December 31, 2010, we have billed and collected from certain of our customers approximately $6.9 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At March 31, 2011 and December 31, 2010, we have accrued environmental obligations of approximately $4.6 million and $5.1 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2011, we made payments of approximately $0.5 million towards our environmental remediation obligations. During the three months ended March 31, 2011, we did not change our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2011 and December 31, 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.4 million and $3.0 million, respectively. During the three months ended March 31, 2011, we paid Morgan Stanley Capital Group approximately $3.0 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2010.

        Unrealized loss on derivative instrument.    Our derivative instrument is limited to an interest rate swap. We manage a portion of our interest rate risk with an interest rate swap, which reduces our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2011, we have an interest rate swap agreement with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. During the three months ended March 31, 2011 and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES (Continued)

2010, we recognized net payments to the counterparty in the amount of approximately $0.7 million and $0.7 million, respectively, as an adjustment to interest expense. Our obligations under the interest rate swap agreement are secured by a first priority security interest in our assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property (see Note 11 of Notes to consolidated financial statements). At March 31, 2011 and December 31, 2010, the fair value of the interest rate swap was approximately $0.6 million and $1.3 million, respectively. The change in fair value of approximately $0.7 million has been reflected as an unrealized gain on derivative instrument in our accompanying consolidated statements of operations for the three months ended March 31, 2011.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010
Advance payments received under long-term terminaling services agreements:
External customers	$1,121	$1,139
Morgan Stanley Capital Group	263	432

	1,384	1,571
Deferred revenue—ethanol blending fees and other projects	16,462	16,178

	$17,846	$17,749

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2011 and December 31, 2010, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.4 million and $1.6 million, respectively.

        Deferred revenue-ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group has agreed to pay us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2011 and December 31, 2010, we have unamortized deferred revenue of approximately $16.5 million and $16.2 million, respectively, for completed projects. During the three months ended March 31, 2011, we billed Morgan Stanley Capital Group approximately $1.4 million for completed projects. During the three months ended March 31, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $1.1 million and $0.8 million, respectively, for completed projects.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $333.9 million at March 31, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the Amended Facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments" which may not exceed $125 million in the aggregate and subject to us having at least $50 million in "liquidity" before and after giving effect to such joint venture investment. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the Amended Facility as of March 31, 2011.

        For the three months ended March 31, 2011 and 2010, the weighted average interest rate on borrowings under the above applicable credit facility was approximately 4.5% and 4.0%, respectively. At March 31, 2011 and December 31, 2010, our outstanding borrowings under the above applicable credit facility were approximately $140 million and $122 million, respectively. At March 31, 2011 and December 31, 2010, our outstanding letters of credit were approximately $nil at both dates.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2009	12,444,566	253,971
Public offering of common units	2,012,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	41,071

Units outstanding at December 31, 2010 and March 31, 2011	14,457,066	295,042

        At March 31, 2011 and December 31, 2010, common units outstanding include approximately 11,700 and 14,600 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        On January 15, 2010, we issued, pursuant to an underwritten public offering, 1,750,000 common units representing limited partner interests at a public offering price of $26.60 per common unit. On January 15, 2010, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 262,500 common units representing limited partnership interests at a price of $26.60 per common unit. The net proceeds from the offering were approximately $51.0 million, after deducting underwriting discounts, commissions, and offering expenses of approximately $0.3 million. Additionally, TransMontaigne GP, our general partner, made a cash contribution of approximately $1.1 million to us to maintain its 2% general partner interest.

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,527,604 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2011, 1,289,664 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates purchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 2,520 and 1,875 common units pursuant to the program during the three months ended March 31, 2011 and 2010, respectively. In addition to the foregoing purchases, on August 10, 2010, we purchased 10,000

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of an equivalent number of restricted phantom units, which were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan.

        Information about restricted phantom unit activity for the year ended December 31, 2010 and the three months ended March 31, 2011 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)
Vesting on August 10, 2010	—	(10,000)

Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)

Units outstanding at March 31, 2011	1,289,664	47,000

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

        On March 31, 2011 and 2010, TransMontaigne Services Inc. granted 8,000 and 6,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.3 million and $0.2 million, associated with the March 2011 and March 2010 grants, respectively.

        Deferred equity-based compensation of approximately $98,000 and $91,000 is included in direct general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At March 31, 2011, we have contractual commitments of approximately $15.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At March 31, 2011, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2011 (remainder of the year)	$1,041
2012	741
2013	637
2014	588
2015	543
Thereafter	5,385

$8,935

        Rental expense under operating leases was approximately $290,000 and $320,000 for the three months ended March 31, 2011 and 2010, respectively.

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended March 31,
	2011	2010
Net earnings	$11,326	$9,474
Less:
Distributions payable on behalf of incentive distribution rights	(730)	(588)
Distributions payable on behalf of general partner interest	(180)	(177)
Earnings allocable to the general partner interest in excess of distributions payable to the general partner interest	(102)	—

Earnings allocable to general partner interest including incentive distribution rights	(1,012)	(765)

Net earnings allocable to limited partners	$10,314	$8,709

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61
January 1, 2011 through March 31, 2011	$0.61

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2011	2010
Basic weighted average units	14,441	14,111
Dilutive effect of restricted phantom units	18	11

Diluted weighted average units	14,459	14,122

        For the three months ended March 31, 2011, we included the dilutive effect of approximately 8,000, 4,500, 30,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three months ended March 31, 2010, we included the dilutive effect of approximately 6,000, 40,000, 4,500 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009 and July 18, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2011 and December 31, 2010.

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

        Debt.    The carrying amount of the amended and restated senior secured credit facility, and its predecessor senior secured credit facility, approximates fair value since borrowings under the facilities bear interest at current market interest rates.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Gulf Coast Terminals:
Terminaling services fees, net	$11,269	$11,786
Other	2,856	2,351

Revenue	14,125	14,137
Direct operating costs and expenses	(4,647)	(4,985)

Net margins	9,478	9,152

Midwest Terminals and Pipeline System:
Terminaling services fees, net	942	924
Pipeline transportation fees	380	433
Other	464	494

Revenue	1,786	1,851
Direct operating costs and expenses	(472)	(248)

Net margins	1,314	1,603

Brownsville Terminals:
Terminaling services fees, net	4,283	3,467
Pipeline transportation fees	580	741
Other	1,923	1,329

Revenue	6,786	5,537
Direct operating costs and expenses	(3,425)	(3,024)

Net margins	3,361	2,513

River Terminals:
Terminaling services fees, net	3,138	3,707
Other	97	80

Revenue	3,235	3,787
Direct operating costs and expenses	(1,672)	(1,808)

Net margins	1,563	1,979

Southeast Terminals:
Terminaling services fees, net	10,626	10,196
Other	2,578	1,646

Revenue	13,204	11,842
Direct operating costs and expenses	(4,361)	(4,503)

Net margins	8,843	7,339

Total net margins	24,559	22,586
Direct general and administrative expenses	(1,365)	(1,031)
Allocated general and administrative expenses	(2,616)	(2,578)
Allocated insurance expense	(823)	(796)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(7,138)	(6,864)

Operating income	12,304	11,004
Other income (expenses), net	(978)	(1,530)

Net earnings	$11,326	$9,474

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,109	$567	$5,744	$3,183	$781	$13,384
Morgan Stanley Capital Group	10,563	1,219	—	52	12,409	24,243
TransMontaigne Inc.	453	—	1,042	—	14	1,509

Total revenue	$14,125	$1,786	$6,786	$3,235	$13,204	$39,136

Identifiable assets	$148,300	$10,187	$79,622	$60,536	$191,679	$490,324

Capital expenditures	$442	$—	$853	$366	$5,730	$7,391

	Three months ended March 31, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,985	$515	$4,108	$3,264	$890	$11,762
Morgan Stanley Capital Group	9,882	1,336	67	459	10,952	22,696
TransMontaigne Inc.	1,270	—	1,362	64	—	2,696

Total revenue	$14,137	$1,851	$5,537	$3,787	$11,842	$37,154

Identifiable assets	$144,767	$10,796	$78,216	$63,382	$182,205	$479,366

Capital expenditures	$1,161	$—	$1,196	$(158)	$1,408	$3,607

(18) SUBSEQUENT EVENTS

        Joint Venture Investment.    Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. (PMI), an indirect subsidiary of Petroleos Mexicanos (Pemex), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture in exchange for a cash payment of approximately $25 million and a 50% ownership interest. PMI acquired a 50% ownership interest in the joint venture for a cash payment of approximately $25 million. We are operating the joint venture assets under an operations and reimbursement agreement executed between us and the joint venture. We continue to own and operate approximately 946,000 barrels of tankage in Brownsville independent of the joint venture.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed on March 10, 2011 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and determining the fair value of our reporting units when performing our annual goodwill impairment analysis. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2011

        On January 14, 2011, we announced a distribution of $0.61 per unit for the period from October 1, 2010 through December 31, 2010, payable on February 8, 2011 to unitholders of record on January 31, 2011. The distribution represented a $0.01 increase over the previous quarter and a 3.4% increase over the $0.59 per unit distribution declared for the fourth quarter of 2009.

        Effective as of March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer (See Note 3 of Notes to consolidated financial statements).

        On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced our senior secured credit facility in its entirety and provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $333.9 million at March 31, 2011). In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders (See Note 11 of Notes to consolidated financial statements).

SUBSEQUENT EVENTS

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. (PMI), an indirect subsidiary of Petroleos Mexicanos (Pemex), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture in exchange for a cash payment of approximately $25 million and a 50% ownership interest. PMI acquired a 50% ownership interest in the joint venture for a cash payment of approximately $25 million. We are operating the joint venture assets under an operations and reimbursement agreement executed between us and the joint venture. We continue to own and operate approximately 946,000 barrels of tankage in Brownsville independent of the joint venture.

        On April 18, 2011, we announced a distribution of $0.61 per unit for the period from January 1, 2011 through March 31, 2011, payable on May 10, 2011 to unitholders of record on April 29, 2011.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2011	2010
Terminaling services fees, net	$30,258	$30,080
Pipeline transportation fees	960	1,174
Management fees and reimbursed costs	471	540
Other	7,447	5,360

Revenue	$39,136	$37,154

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$14,125	$14,137
Midwest terminals and pipeline system	1,786	1,851
Brownsville terminals	6,786	5,537
River terminals	3,235	3,787
Southeast terminals	13,204	11,842

Revenue	$39,136	$37,154

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$11,269	$11,786
Midwest terminals and pipeline system	942	924
Brownsville terminals	4,283	3,467
River terminals	3,138	3,707
Southeast terminals	10,626	10,196

Terminaling services fees, net	$30,258	$30,080

        The increase in terminaling services fees, net includes an increase of approximately $0.3 million resulting from the completion of ethanol blending functionality at certain of our Southeast terminals and an increase of approximately $0.4 million resulting from newly constructed truck racks placed into service at our Brownsville terminals. These increases have been partially offset by a decline in terminaling service fees, net of approximately $0.5 million at certain of our River terminals due to unsubscribed capacity.

        Included in terminaling services fees, net for the three months ended March 31, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $18.9 million and $18.9 million, respectively, and TransMontaigne Inc. of approximately $0.9 million and $1.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2011	2010
Firm commitments:
External customers	$9,354	$8,547
Affiliates	19,793	20,805

Total	29,147	29,352

Variable:
External customers	1,094	836
Affiliates	17	(108)

Total	1,111	728

Terminaling services fees, net	$30,258	$30,080

        At March 31, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2011 were as follows (in thousands):

At March 31, 2011
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,828
1 year or more, but less than 3 years remaining	4,571
3 years or more, but less than 5 years remaining	19,347
5 years or more remaining	401

Total firm commitments for the three months ended March 31, 2011	$29,147

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	380	433
Brownsville terminals	580	741
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$960	$1,174

        Included in pipeline transportation fees for the three months ended March 31, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $0.4 million, respectively, and TransMontaigne Inc. of approximately $0.6 million and $0.7 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$17	$16
Midwest terminals and pipeline system	—	—
Brownsville terminals	454	442
River terminals	—	—
Southeast terminals	—	82

Management fees and reimbursed costs	$471	$540

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

Principal Components of Other Revenue

	Three months ended March 31,
	2011	2010
Product gains	$4,690	$2,886
Steam heating fees	1,307	1,463
Product transfer services	437	280
Railcar handling	172	140
Other	841	591

Other revenue	$7,447	$5,360

        For the three months ended March 31, 2011 and 2010, we sold approximately 52,000 and 38,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $117 and $90 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2011 and 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.4 million and $0.5 million, respectively.

        Included in other revenue for the three months ended March 31, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $4.9 million and $3.4 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.2 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$2,839	$2,335
Midwest terminals and pipeline system	464	494
Brownsville terminals	1,469	887
River terminals	97	80
Southeast terminals	2,578	1,564

Other revenue	$7,447	$5,360

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends, across our terminaling and transportation facilities we anticipate an increase in repairs and maintenance expenses in the later months of the year as the weather becomes more conducive to these types of projects. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended March 31,
	2011	2010
Wages and employee benefits	$5,661	$5,619
Utilities and communication charges	2,329	2,279
Repairs and maintenance	3,084	2,972
Office, rentals and property taxes	1,755	1,752
Vehicles and fuel costs	392	373
Environmental compliance costs	859	1,174
Other	497	399

Direct operating costs and expenses	$14,577	$14,568

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2011	2010
Gulf Coast terminals	$4,647	$4,985
Midwest terminals and pipeline system	472	248
Brownsville terminals	3,425	3,024
River terminals	1,672	1,808
Southeast terminals	4,361	4,503

Direct operating costs and expenses	$14,577	$14,568

        The accompanying consolidated financial statements include direct general and administrative expenses of our operations primarily for accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $1.4 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

        For the three months ended March 31, 2011 and 2010, depreciation and amortization expense was approximately $7.1 million and $6.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders. We expect to initially fund our approved capital projects and our future expansion, development and acquisition opportunities with additional borrowings under our amended and restated senior secured credit facility, which replaced our existing senior secured credit facility effective March 9, 2011 (See Note 11 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and future expansion, development and acquisition opportunities with borrowings under our amended and restated senior secured credit facility, we may raise funds through additional equity offerings and debt financing, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our amended and restated senior secured credit facility.

        Excluding acquisitions and investments, our capital expenditures for the three months ended March 31, 2011 were approximately $7.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through August 31, 2011. At March 31, 2011, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $6 million to $9 million. We expect to fund our expansion capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted expansion capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Southeast	Ethanol blending functionality		2nd half 2011
Collins/Purvis	Increase light oil tank capacity	700,000	2nd half 2011

        Effective as of March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million (See Note 3 of Notes to consolidated financial statements). We funded the Pensacola terminal purchase with additional borrowings under our senior secured credit facility.

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., an indirect subsidiary of Petroleos Mexicanos (Pemex), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture in exchange for a cash payment of approximately $25 million and a 50% ownership interest. We used the $25 million in cash proceeds to pay down outstanding borrowings under our amended and restated senior secured credit facility (See Note 18 of Notes to consolidated financial statements).

        We are currently exploring various acquisition, development, and joint venture opportunities some of which are substantial in size. We may rely on future equity offerings and debt financings, in addition to our amended and restated senior secured credit facility, to fund these opportunities.

        Our amended and restated senior secured credit facility that became effective March 9, 2011 provides for a maximum borrowing line of credit equal to $250 million. At March 31, 2011, our outstanding borrowings were $140 million. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. Future expansion, development and acquisition expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $333.9 million at March 31, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the Amended Facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments" which may not exceed $125 million in the aggregate and subject to us having at least $50 million in "liquidity" before and after giving effect to such joint venture investment. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

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

	Three months ended
					Twelve months ended March 31, 2011
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,096	$18,470	$14,160	$19,568	$70,294
Consolidated funded indebtedness					$140,000
Total leverage ratio					1.99x
Consolidated EBITDA for the interest coverage ratio	$18,096	$18,470	$14,160	$19,568	$70,294
Consolidated interest expense, as stipulated in the credit facility	$1,229	$1,188	$1,145	$1,199	$4,761
Interest coverage ratio					14.76x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,096	$18,470	$14,160	$19,568	$70,294
Consolidated interest expense	(1,229)	(1,188)	(1,145)	(1,199)	(4,761)
Amortization of deferred revenue	(955)	(986)	(1,039)	(1,104)	(4,084)
Amounts due under long-term terminaling services agreements, net	(356)	292	414	(108)	242
Change in operating assets and liabilities	4,776	(871)	5,749	(2,432)	7,222

Cash flows provided by operating activities	$20,332	$15,717	$18,139	$14,725	$68,913

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2011, we had outstanding borrowings of approximately $140 million under our amended and restated senior secured credit facility.

        We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2011, we are party to an interest rate swap agreement with Wells Fargo Bank, N.A with a notional amount of $150.0 million that expires June 2011. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 2.2% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.

        Based on the outstanding balance of our variable-interest-rate debt at March 31, 2011, the terms of our current interest rate swap agreement with a notional amount of $150.0 million, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $nil.

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

        For the three months ended March 31, 2011 and 2010, we sold approximately 52,000 and 38,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $117 and $90 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 10, 2011, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 10, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2011 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	840	$36.77	840	9,160
February	840	$38.10	840	8,320
March	840	$40.36	840	7,480

	2,520	$38.41	2,520

        During the three months ended March 31, 2011, we purchased 2,520 common units (840 common units per month), with approximately $97,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the purchase program, we anticipate purchasing annually up to 10,000 common units. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

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

Date: May 9, 2011	TRANSMONTAIGNE PARTNERS L.P.
(Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.