Form 10-Q
period 2011-06-30
TransMontaigne Partners L.P.
filed 2011-08-08
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

        As of July 29, 2011, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2011 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2011 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three and six months ended June 30, 2011:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of June 30, 2011. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,720	$5,353
Trade accounts receivable, net	3,609	5,998
Due from affiliates	3,139	4,150
Other current assets	6,239	7,013

Total current assets	18,707	22,514
Property, plant and equipment, net	431,120	452,402
Goodwill	8,765	16,232
Investment in joint venture	26,826	—
Other assets, net	28,221	23,158

	$513,639	$514,306

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,169	$9,931
Due to affiliates	163	168
Accrued liabilities	19,693	19,642

Total current liabilities	27,025	29,741
Other liabilities	16,800	17,749
Long-term debt	115,500	122,000

Total liabilities	159,325	169,490

Partners' equity:
Common unitholders	298,142	289,632
General partner interest	56,388	55,533
Accumulated other comprehensive loss	(216)	(349)

Total partners' equity	354,314	344,816

	$513,639	$514,306

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
External customers	$10,348	$11,684	$23,732	$23,446
Affiliates	26,484	25,098	52,236	50,490

Total revenue	36,832	36,782	75,968	73,936

Operating costs and expenses and other:
Direct operating costs and expenses	(17,636)	(14,529)	(32,213)	(29,097)
Direct general and administrative expenses	(815)	(543)	(2,180)	(1,574)
Allocated general and administrative expenses	(2,617)	(2,578)	(5,233)	(5,156)
Allocated insurance expense	(822)	(796)	(1,645)	(1,592)
Reimbursement of bonus awards	(312)	(313)	(625)	(626)
Depreciation and amortization	(6,722)	(6,962)	(13,860)	(13,826)
Gain on disposition of assets	9,576	—	9,576	—
Equity in earnings of joint venture	233	—	233	—

Operating income	17,717	11,061	30,021	22,065
Other income (expenses):
Interest income	—	4	—	6
Interest expense	(1,075)	(1,233)	(2,274)	(2,510)
Foreign currency transaction gain (loss)	9	(25)	37	11
Unrealized gain on derivative instruments	564	527	1,250	386
Amortization of deferred financing costs	(187)	(150)	(680)	(300)

Total other expenses	(689)	(877)	(1,667)	(2,407)

Net earnings	17,028	10,184	28,354	19,658
Less—earnings allocable to general partner interest including incentive distribution rights	(1,194)	(808)	(2,206)	(1,573)

Net earnings allocable to limited partners	$15,834	$9,376	$26,148	$18,085

Net earnings per limited partner unit—basic	$1.10	$0.65	$1.81	$1.27

Net earnings per limited partner unit—diluted	$1.09	$0.65	$1.81	$1.27

Weighted average limited partner units outstanding—basic	14,444	14,448	14,443	14,281

Weighted average limited partner units outstanding—diluted	14,463	14,465	14,462	14,296

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2010 and six months ended June 30, 2011

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2009	$249,160	$54,434	$(469)	$303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,093	—	1,093
Distributions to unitholders	(34,567)	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	3,017	—	27,242
Foreign currency translation adjustments	—	—	120	120

Comprehensive income				27,362

Balance December 31, 2010	289,632	55,533	(349)	344,816
Distributions to unitholders	(17,676)	(1,819)	—	(19,495)
Deferred equity-based compensation related to restricted phantom units	205	—	—	205
Purchase of 4,460 common units by our long-term incentive plan	(167)	—	—	(167)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 5,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for six months ended June 30, 2011	26,148	2,206	—	28,354
Foreign currency translation adjustments	—	—	133	133

Comprehensive income				28,487

Balance June 30, 2011	$298,142	$56,388	$(216)	$354,314

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net earnings	$17,028	$10,184	$28,354	$19,658
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,722	6,962	13,860	13,826
Gain on disposition of assets	(9,576)	—	(9,576)	—
Equity in earnings of joint venture	(233)	—	(233)	—
Deferred equity-based compensation	107	98	205	189
Amortization of deferred financing costs	187	150	680	300
Unrealized gain loss on derivative instruments	(564)	(527)	(1,250)	(386)
Amortization of deferred revenue	(1,134)	(955)	(2,238)	(1,792)
Amounts due under long-term terminaling services agreements, net	(187)	(356)	(295)	(713)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	2,525	255	2,753	1,306
Due from affiliates	1,765	1,233	2,261	1,292
Other current assets	(74)	37	752	1,521
Trade accounts payable	333	1,300	(2,452)	(2,352)
Due to affiliates	(80)	115	(37)	(114)
Accrued liabilities	2,484	1,836	1,244	94

Net cash provided by operating activities	19,303	20,332	34,028	32,829

Cash flows from investing activities:
Acquisition of terminal facilities	—	(1,633)	(12,781)	(1,633)
Additions to investment in land	(1,817)	—	(3,111)	—
Additions to property, plant and equipment—expansion of facilities	(3,723)	(5,003)	(9,435)	(9,240)
Additions to property, plant and equipment—maintain existing facilities	(1,543)	(1,432)	(3,222)	(2,151)
Contributions to joint venture	(1,000)	—	(1,000)	—
Proceeds in return for contribution of assets to joint venture	25,593	—	25,593	—
Other	—	7	—	6

Net cash provided by (used in) investing activities	17,510	(8,061)	(3,956)	(13,018)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	(11)	—	50,971
Contribution of cash by TransMontaigne GP	—	—	—	1,093
Net repayments of debt	(24,500)	(2,000)	(6,500)	(55,000)
Deferred debt issuance costs	(6)	—	(3,575)	—
Distributions paid to unitholders	(9,749)	(9,467)	(19,495)	(18,737)
Purchase of common units by our long-term incentive plan	(70)	(72)	(167)	(124)

Net cash used in financing activities	(34,325)	(11,550)	(29,737)	(21,797)

Increase (decrease) in cash and cash equivalents	2,488	721	335	(1,986)
Foreign currency translation effect on cash	7	(11)	32	(1)
Cash and cash equivalents at beginning of period	3,225	3,871	5,353	6,568

Cash and cash equivalents at end of period	$5,720	$4,581	$5,720	$4,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,588	$1,317	$3,001	$2,676

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2011, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million for the three months ended June 30, 2011 and 2010. The allocated general and administrative expenses were approximately $5.2 million for the six months ended June 30, 2011 and 2010. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other insurable risks. The allocated insurance charges were approximately $0.8 million for the three months ended June 30, 2011 and 2010. The allocated insurance charges were approximately $1.6 million for the six months ended June 30, 2011 and 2010. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for the three months ended June 30, 2011 and 2010. The reimbursement of bonus awards was approximately $0.6 million for the six months ended June 30, 2011 and 2010.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2011 and 2010, we recognized revenue of approximately $4.7 million and $2.8 million, respectively, for net product gained. Within these amounts, approximately $4.1 million and $2.6 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2011 and 2010, we recognized revenue of approximately $9.4 million and $5.7 million, respectively, for net product gained. Within these amounts, approximately $8.5 million and $5.3 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(f)    Investment in joint venture

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera Brownsville LLC for a cash payment of approximately $25.6 million. We are operating the joint venture assets under an operations and reimbursement agreement executed between us and Frontera Brownsville LLC. All significant decisions affecting the business are decided by PMI and us based upon our respective 50% ownership interests.

        We account for our investment in joint venture, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at fair value on the acquisition date, increased by our proportionate share of the joint venture's earnings and by contributions made, and decreased by our proportionate share of the joint venture's net losses and by distributions received. We evaluate our equity method investment for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of an impairment, we record a charge to earnings to adjust the carrying value to fair value.

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

(j)    Foreign currency translation and transactions

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

(k)   Accounting for derivative instruments

        Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities (see Note 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        We did not have any derivative instruments at June 30, 2011. At December 31, 2010, our derivative instruments were limited to an interest rate swap. We did not designate this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

(l)    Income taxes

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

(m)  Net earnings per limited partner unit

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

(2) TRANSACTIONS WITH AFFILIATES

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

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

        Operations and Reimbursement Agreement—Frontera Brownsville LLC.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate the joint venture, in accordance with an operations and reimbursement agreement executed between us and Frontera Brownsville LLC, for a management fee that is based on our costs incurred. Our agreement with Frontera Brownsville LLC stipulates that we may resign as the operator at any time with the prior written consent of Frontera Brownsville LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. During the three months ended June 30, 2011, we recognized approximately $0.6 million of revenue related to this operations and reimbursement agreement.

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $34.7 million for the contract year ending December 31, 2011; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with estimated completion dates that extend through August 31, 2011. Upon

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us a lump-sum ethanol blending fee. Through June 30, 2011, we had received payments totaling approximately $22.5 million and we expect to receive future payments through October 31, 2011 from Morgan Stanley Capital Group of approximately $0.6 million.

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

        Terminaling Services Agreement—Collins/Purvis Terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date and for each contract year thereafter. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011.

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

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Acquisition of Pensacola Terminal.    Effective as of March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer. The acquisition of the Pensacola terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne Inc. controls our general partner, the difference between the consideration we paid to

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and changes in partners' equity as an increase to the general partner's equity interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Pensacola Terminal from March 1, 2011.

        The carryover basis in the assets and liabilities of the Pensacola terminal as of March 1, 2011 is as follows (in thousands):

Cash and cash equivalents	$1
Other current assets	61
Property, plant and equipment, net	13,232
Accrued liabilities	(45)

Total carryover basis	$13,249

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

        Contribution of Certain Brownsville, Texas Terminal Assets to a Joint Venture.    Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera Brownsville LLC for a cash payment of approximately $25.6 million. We are operating the joint venture assets under an operations and reimbursement agreement executed between us and Frontera Brownsville LLC. We continue to own and operate approximately 1.0 million barrels of tankage in Brownsville independent of the joint venture.

        The assets contributed to the joint venture constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the accompanying consolidated statement of operations for the three months ended June 30, 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in the joint venture. At the time of our contribution of assets to the joint venture, the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

carrying amount of the contributed assets was approximately $41.6 million and consisted of the following as of April 1, 2011 (in thousands):

Other current assets	$98
Property, plant and equipment, net	33,244
Goodwill	7,481
Other assets, net—customer relationships, net	787

Total carrying amount	$41,610

        We account for our investment in Frontera Brownsville LLC, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment was recorded at the fair value of our 50% ownership interest on April 1, 2011.

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

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade accounts receivable	$3,909	$6,308
Less allowance for doubtful accounts	(300)	(310)

	$3,609	$5,998

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Morgan Stanley Capital Group	66%	62%	64%	62%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2011	December 31, 2010
Amounts due from insurance companies	$3,720	$4,102
Additive detergent	1,933	1,754
Deposits and other assets	586	1,157

	$6,239	$7,013

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2011 and December 31, 2010, we have recognized amounts due from insurance companies of approximately $3.7 million and $4.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and six months ended June 30, 2011, we received reimbursements from insurance companies of approximately $0.2 million and $0.6 million, respectively. During the three and six months ended June 30, 2011, we increased our estimate of insurance recoveries approximately $0.2 million and $0.2 million, respectively, as we assessed the likelihood of recovery was probable related to certain increases in our estimate of environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$52,664	$50,527
Terminals, pipelines and equipment	510,864	517,098
Furniture, fixtures and equipment	1,460	1,353
Construction in progress	7,983	16,391

	572,971	585,369
Less accumulated depreciation	(141,851)	(132,967)

	$431,120	$452,402

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL

        Goodwill is as follows (in thousands):

	June 30, 2011	December 31, 2010
Brownsville terminals (includes approximately $26 and $40, respectively, of foreign currency translation adjustments)	$8,765	$16,232

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

        Effective as of April 1, 2011, we entered into a joint venture with PMI. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We continue to own and operate approximately 1.0 million barrels of tankage in Brownsville independent of the joint venture (see Note 3 of Notes to consolidated financial statements). The assets contributed to the joint venture constitute a business that we no longer control. As a result, at the time of our contribution of assets to the joint venture, the approximately $7.5 million carrying amount of goodwill associated with the contributed assets was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the contributed assets and the portion of Brownsville assets retained by us independent of the joint venture. The fair value of the contributed assets was determined based on the cash payment made by PMI to acquire a 50% interest in Frontera Brownsville LLC multiplied by two. The fair value of the assets retained in Brownsville independent of the joint venture was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2011	December 31, 2010
Amounts due under long-term terminaling services agreements:
External customers	$677	$749
Morgan Stanley Capital Group	4,070	4,028

	4,747	4,777
Deferred financing costs, net of accumulated amortization of $249 and $3,032, respectively	3,493	598
Customer relationships, net of accumulated amortization of $979 and $1,336, respectively	1,451	2,363
Investment in land	18,245	15,134
Deposits and other assets	285	286

	$28,221	$23,158

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2011 and December 31, 2010, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.7 million and $4.8 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 11 of Notes to consolidated financial statements).

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years.

        Investment in land.    On November 18, 2010, we acquired approximately 190 acres of undeveloped land on the Houston Ship Channel. At June 30, 2011 and December 31, 2010, our total costs incurred to acquire and prepare the land for its future development approximate $18.2 million and $15.1 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
Customer advances and deposits:
External customers	$1,092	$939
Morgan Stanley Capital Group	6,345	5,736

	7,437	6,675
Accrued property taxes	2,372	532
Accrued environmental obligations	4,419	5,085
Interest payable	76	204
Rebate due to Morgan Stanley Capital Group	2,519	3,011
Unrealized loss on derivative instrument	—	1,250
Accrued expenses and other	2,870	2,885

	$19,693	$19,642

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2011 and December 31, 2010, we have billed and collected from certain of our customers approximately $7.4 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At June 30, 2011 and December 31, 2010, we have accrued environmental obligations of approximately $4.4 million and $5.1 million, respectively, representing our best estimate of our remediation obligations. During the three and six months ended June 30, 2011, we made payments of approximately $0.4 million and $0.9 million, respectively, towards our environmental remediation obligations. During the three and six months ended June 30, 2011, we increased our remediation obligations by approximately $0.2 million and $0.2 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2011 and December 31, 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.5 million and $3.0 million, respectively. During the three months ended March 31, 2011, we paid Morgan Stanley Capital Group approximately $3.0 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2010.

        Unrealized loss on derivative instrument.    Prior to June 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES (Continued)

rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. During the three months ended June 30, 2011 and 2010, we recognized net payments to the counterparty in the amount of approximately $0.6 million and $0.7 million, respectively, as an adjustment to interest expense. During the six months ended June 30, 2011 and 2010, we recognized net payments to the counterparty in the amount of approximately $1.3 million and $1.4 million, respectively, as an adjustment to interest expense. At June 30, 2011 and December 31, 2010, the fair value of the interest rate swap was $nil and approximately $1.3 million, respectively. The change in fair value of approximately $1.3 million has been reflected as an unrealized gain on derivative instrument in our accompanying consolidated statements of operations for the six months ended June 30, 2011.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
Advance payments received under long-term terminaling services agreements:
External customers	$1,121	$1,139
Morgan Stanley Capital Group	125	432

	1,246	1,571
Deferred revenue—ethanol blending fees and other projects	15,554	16,178

	$16,800	$17,749

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2011 and December 31, 2010, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.2 million and $1.6 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have agreed to pay us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2011 and December 31, 2010, we have unamortized deferred revenue of approximately $15.6 million and $16.2 million, respectively, for completed projects. During the three and six months ended June 30, 2011, we billed Morgan Stanley Capital Group and others approximately $0.2 million and $1.6 million, respectively, for completed projects. During the three months ended June 30, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $1.1 million and $1.0 million, respectively, for completed projects. During the six months ended June 30, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $2.2 million and $1.8 million, respectively, for completed projects.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $318 million at June 30, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the Amended Facility as of June 30, 2011.

        For the three months ended June 30, 2011 and 2010, the weighted average interest rate on borrowings under the applicable credit facility was approximately 4.1% and 4.3%, respectively. For the six months ended June 30, 2011 and 2010, the weighted average interest rate on borrowings under the applicable credit facility was approximately 4.3% and 4.2%, respectively. At June 30, 2011 and December 31, 2010, our outstanding borrowings under the applicable credit facility were approximately $115.5 million and $122 million, respectively. At June 30, 2011 and December 31, 2010, our outstanding letters of credit were approximately $nil at both dates.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2009	12,444,566	253,971
Public offering of common units	2,012,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	41,071

Units outstanding at December 31, 2010 and June 30, 2011	14,457,066	295,042

        At June 30, 2011 and December 31, 2010, common units outstanding include approximately 13,600 and 14,600 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,527,604 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2011, 1,289,664 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates purchasing annually up to 10,000 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 4,460 and 4,395 common units pursuant to the program during the six months ended June 30, 2011 and 2010, respectively. In addition to the foregoing purchases, on August 10, 2010, we purchased 10,000 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the CEO

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

of our general partner, upon the vesting of an equivalent number of restricted phantom units, which were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan.

        Information about restricted phantom unit activity for the year ended December 31, 2010 and the six months ended June 30, 2011 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)
Vesting on August 10, 2010	—	(10,000)

Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)

Units outstanding at June 30, 2011	1,289,664	47,000

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

        Deferred equity-based compensation of approximately $107,000 and $98,000 is included in direct general and administrative expenses for the three months ended June 30, 2011 and 2010, respectively. Deferred equity-based compensation of approximately $205,000 and $189,000 is included in direct general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At June 30, 2011, we have contractual commitments of approximately $13.7 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At June 30, 2011, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2011 (remainder of the year)	$693
2012	775
2013	669
2014	621
2015	568
Thereafter	5,356

$8,682

        Rental expense under operating leases was approximately $350,000 and $440,000 for the three months ended June 30, 2011 and 2010, respectively. Rental expense under operating leases was approximately $640,000 and $765,000 for the six months ended June 30, 2011 and 2010, respectively.

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings	$17,028	$10,184	$28,354	$19,658
Less:
Distributions payable on behalf of incentive distribution rights	(871)	(588)	(1,601)	(1,176)
Distributions payable on behalf of general partner interest	(183)	(177)	(363)	(354)
Earnings allocable to the general partner interest in excess of distributions payable to the general partner interest	(140)	(43)	(242)	(43)

Earnings allocable to general partner interest including incentive distribution rights	(1,194)	(808)	(2,206)	(1,573)

Net earnings allocable to limited partners	$15,834	$9,376	$26,148	$18,085

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic weighted average units	14,444	14,448	14,443	14,281
Dilutive effect of restricted phantom units	19	17	19	15

Diluted weighted average units	14,463	14,465	14,462	14,296

        For the three and six months ended June 30, 2011, we included the dilutive effect of approximately 8,000, 4,500, 30,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and six months ended June 30, 2010, we included the dilutive effect of approximately 6,000, 40,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and six months ended June 30, 2011 and 2010, there were no potentially dilutive securities that were considered anti-dilutive.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2011 and December 31, 2010.

        Cash and cash equivalents, trade receivables and trade accounts payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instrument.    The fair value of our interest rate swap as of December 31, 2010 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs. We did not have an interest rate swap as of June 30, 2011.

        Debt.    The carrying amount of the amended and restated senior secured credit facility, and its predecessor senior secured credit facility, approximates fair value since borrowings under the facilities bear interest at current market interest rates.

(17) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. We also maintain an equity method investment in Frontera Brownsville LLC that provides terminaling services to companies engaged in the trading, distribution and marketing of light petroleum products, which is located adjacent to our Brownsville, Texas terminals. Our chief operating decision maker is our general partner's CEO. Our general partner's CEO reviews the financial performance of our consolidated business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenue less direct operating costs and expenses. Accordingly, we present "net margins" for each of our consolidated business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. Our general partner's CEO reviews the financial performance of our unconsolidated business segment, which constitutes our equity method investment in the Frontera Brownsville LLC, using our proportionate share of the investment's earnings. Accordingly, we present "equity in earnings" for our unconsolidated business segment.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gulf Coast Terminals:
Terminaling services fees, net	$11,787	$11,596	$23,056	$23,382
Other	2,786	1,733	5,642	4,084

Revenue	14,573	13,329	28,698	27,466
Direct operating costs and expenses	(5,942)	(4,954)	(10,589)	(9,939)

Net margins	8,631	8,375	18,109	17,527

Midwest Terminals and Pipeline System:
Terminaling services fees, net	945	937	1,887	1,861
Pipeline transportation fees	543	604	923	1,037
Other	644	410	1,108	904

Revenue	2,132	1,951	3,918	3,802
Direct operating costs and expenses	(418)	(445)	(890)	(693)

Net margins	1,714	1,506	3,028	3,109

Brownsville Terminals:
Terminaling services fees, net	1,671	3,640	5,954	7,107
Pipeline transportation fees	670	600	1,250	1,341
Other	1,905	1,372	3,828	2,701

Revenue	4,246	5,612	11,032	11,149
Direct operating costs and expenses	(3,121)	(3,109)	(6,546)	(6,133)

Net margins	1,125	2,503	4,486	5,016

River Terminals:
Terminaling services fees, net	2,769	3,691	5,907	7,398
Other	41	86	138	166

Revenue	2,810	3,777	6,045	7,564
Direct operating costs and expenses	(1,819)	(1,725)	(3,491)	(3,533)

Net margins	991	2,052	2,554	4,031

Southeast Terminals:
Terminaling services fees, net	10,852	10,495	21,478	20,691
Other	2,219	1,618	4,797	3,264

Revenue	13,071	12,113	26,275	23,955
Direct operating costs and expenses	(6,336)	(4,296)	(10,697)	(8,799)

Net margins	6,735	7,817	15,578	15,156

Total net margins	19,196	22,253	43,755	44,839
Direct general and administrative expenses	(815)	(543)	(2,180)	(1,574)
Allocated general and administrative expenses	(2,617)	(2,578)	(5,233)	(5,156)
Allocated insurance expense	(822)	(796)	(1,645)	(1,592)
Reimbursement of bonus awards	(312)	(313)	(625)	(626)
Depreciation and amortization	(6,722)	(6,962)	(13,860)	(13,826)
Gain on disposition of assets	9,576	—	9,576	—
Equity in earnings of joint venture	233	—	233	—

Operating income	17,717	11,061	30,021	22,065
Other expenses, net	(689)	(877)	(1,667)	(2,407)

Net earnings	$17,028	$10,184	$28,354	$19,658

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended June 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,680	$667	$2,507	$2,810	$684	$10,348
Affiliates.	10,893	1,465	1,739	—	12,387	26,484

Total revenue	$14,573	$2,132	$4,246	$2,810	$13,071	$36,832

Identifiable assets	$145,911	$10,048	$43,376	$59,686	$191,331	$450,352

Capital expenditures	$178	$5	$311	$426	$4,346	$5,266

	Three months ended June 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,772	$463	$4,407	$3,219	$823	$11,684
Affiliates.	10,557	1,488	1,205	558	11,290	25,098

Total revenue	$13,329	$1,951	$5,612	$3,777	$12,113	$36,782

Identifiable assets	$144,371	$11,453	$78,395	$61,880	$184,595	$480,694

Capital expenditures	$1,422	$—	$2,270	$89	$4,779	$8,560

	Six months ended June 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,789	$1,234	$8,251	$5,993	$1,465	$23,732
Affiliates.	21,909	2,684	2,781	52	24,810	52,236

Total revenue	$28,698	$3,918	$11,032	$6,045	$26,275	$75,968

Identifiable assets	$145,911	$10,048	$43,376	$59,686	$191,331	$450,352

Capital expenditures	$620	$5	$1,164	$792	$10,076	$12,657

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Six months ended June 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$5,757	$978	$8,515	$6,483	$1,713	$23,446
Affiliates.	21,709	2,824	2,634	1,081	22,242	50,490

Total revenue	$27,466	$3,802	$11,149	$7,564	$23,955	$73,936

Identifiable assets	$144,371	$11,453	$78,395	$61,880	$184,595	$480,694

Capital expenditures	$2,747	$—	$3,996	$(41)	$6,814	$13,516

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed on March 10, 2011 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: allowance for doubtful accounts, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2011

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera Brownsville LLC for a cash payment of approximately $25.6 million. We are operating the joint venture assets under an operations and reimbursement agreement executed between us and Frontera Brownsville LLC. We continue to own and operate approximately 1.0 million barrels of tankage in Brownsville independent of the joint venture.

        On April 18, 2011, we announced a distribution of $0.61 per unit for the period from January 1, 2011 through March 31, 2011, payable on May 10, 2011 to unitholders of record on April 29, 2011.

SUBSEQUENT EVENTS

        On July 18, 2011, we announced a distribution of $0.62 per unit for the period from April 1, 2011 through June 30, 2011, payable on August 9, 2011 to unitholders of record on July 29, 2011.

        On July 19, 2011, we announced that we had entered into agreements for the construction and operation of 1.0 million barrels of crude oil storage adjacent to Blueknight Energy Partners L.P.'s (BKEP) Cushing, Oklahoma facility. We will lease a portion of the land at BKEP's Cushing facility and construct storage tanks and associated infrastructure on that property for the receipt, blending and storage of 1.0 million barrels of crude oil. We will cooperate with BKEP on the design and construction of the facility. BKEP will provide operational services for us under a long-term operating agreement and provide connectivity between our facility and the Cushing market through BKEP's existing facility and infrastructure. We have entered into a long-term terminaling services agreement with Morgan Stanley Capital Group for the use of the facility. Construction of the facility is expected to begin in August with completion planned for the second quarter of 2012. Anticipated cost of the project is less than $25 million.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2011	2010
Terminaling services fees, net	$28,024	$30,359
Pipeline transportation fees	1,213	1,204
Management fees and reimbursed costs	1,112	514
Other	6,483	4,705

Revenue	$36,832	$36,782

        See discussion below for a detailed analysis of terminaling services fees, net, pipeline transportation fees, management fees and reimbursed costs, and other revenue included in the table above.

        We operate our business and report our results of operations in five principal consolidated business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our consolidated business segments was as follows (in thousands):

Total Revenue by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$14,573	$13,329
Midwest terminals and pipeline system	2,132	1,951
Brownsville terminals	4,246	5,612
River terminals	2,810	3,777
Southeast terminals	13,071	12,113

Revenue	$36,832	$36,782

        Total revenue by consolidated business segment is presented and further analyzed below by category of revenue.

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

Terminaling Services Fees, Net, by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$11,787	$11,596
Midwest terminals and pipeline system	945	937
Brownsville terminals	1,671	3,640
River terminals	2,769	3,691
Southeast terminals	10,852	10,495

Terminaling services fees, net	$28,024	$30,359

        The decrease in terminaling services fees, net includes a decrease of approximately $1.9 million at our Brownsville terminals resulting from the contributed product storage capacity to the Frontera Brownsville LLC joint venture and a decrease of approximately $0.6 million at certain of our River terminals due to unsubscribed capacity. These decreases have been partially offset by an increase in terminaling service fees, net of approximately $0.2 million resulting from the completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the three months ended June 30, 2011 and 2010 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $19.1 million and $19.1 million, respectively, and TransMontaigne Inc. of approximately $0.9 million and $1.6 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2011	2010
Firm commitments:
External customers	$7,578	$8,790
Affiliates	20,072	20,813

Total	27,650	29,603

Variable:
External customers	447	825
Affiliates	(73)	(69)

Total	374	756

Terminaling services fees, net	$28,024	$30,359

        At June 30, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended June 30, 2011 were as follows (in thousands):

At June 30, 2011
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,175
1 year or more, but less than 3 years remaining	10,831
3 years or more, but less than 5 years remaining	12,385
5 years or more remaining	259

Total firm commitments for the three months ended June 30, 2011	$27,650

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

Pipeline Transportation Fees by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	543	604
Brownsville terminals	670	600
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,213	$1,204

        Included in pipeline transportation fees for the three months ended June 30, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.6 million, respectively, and TransMontaigne Inc. of approximately $0.7 million and $0.6 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture. We manage and operate the joint venture and receive a management fee based on our costs incurred. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased the two terminals that were adjacent to our Southeast facilities. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$18	$24
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,094	454
River terminals	—	—
Southeast terminals	—	36

Management fees and reimbursed costs	$1,112	$514

        Included in management fees and reimbursed costs for the three months ended June 30, 2011 and 2010 are fees charged to Frontera Brownsville LLC of approximately $0.6 million and $nil, respectively.

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

Principal Components of Other Revenue

	Three months ended June 30,
	2011	2010
Product gains, net	$4,668	$2,770
Steam heating fees	947	949
Product transfer services	216	289
Railcar handling	121	165
Other	531	532

Other revenue	$6,483	$4,705

        For the three months ended June 30, 2011 and 2010, we sold approximately 46,100 and 34,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $126 and $95 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2011 and 2010, we accrued a liability due to Morgan Stanley Capital Group of approximately $1.1 million and $0.5 million, respectively.

        Included in other revenue for the three months ended June 30, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $4.7 million and $3.1 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.1 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$2,768	$1,709
Midwest terminals and pipeline system	644	410
Brownsville terminals	811	918
River terminals	41	86
Southeast terminals	2,219	1,582

Other revenue	$6,483	$4,705

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2011	2010
Wages and employee benefits	$5,689	$5,786
Utilities and communication charges	1,908	1,995
Repairs and maintenance	6,336	3,467
Office, rentals and property taxes	1,731	1,852
Vehicles and fuel costs	359	347
Environmental compliance costs	1,121	668
Other	492	414

Direct operating costs and expenses	$17,636	$14,529

        The direct operating costs and expenses of our consolidated business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Consolidated Business Segment

	Three months ended June 30,
	2011	2010
Gulf Coast terminals	$5,942	$4,954
Midwest terminals and pipeline system	418	445
Brownsville terminals	3,121	3,109
River terminals	1,819	1,725
Southeast terminals	6,336	4,296

Direct operating costs and expenses	$17,636	$14,529

        The accompanying consolidated financial statements include direct general and administrative expenses of our operations primarily for accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $0.8 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively.

        For the three months ended June 30, 2011 and 2010, depreciation and amortization expense was approximately $6.7 million and $7.0 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2011	2010
Terminaling services fees, net	$58,282	$60,439
Pipeline transportation fees	2,173	2,378
Management fees and reimbursed costs	1,583	1,054
Other	13,930	10,065

Revenue	$75,968	$73,936

        The aggregate revenue of each of our consolidated business segments was as follows (in thousands):

Total Revenue by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$28,698	$27,466
Midwest terminals and pipeline system	3,918	3,802
Brownsville terminals	11,032	11,149
River terminals	6,045	7,564
Southeast terminals	26,275	23,955

Revenue	$75,968	$73,936

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

Terminaling Services Fees, Net, by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$23,056	$23,382
Midwest terminals and pipeline system	1,887	1,861
Brownsville terminals	5,954	7,107
River terminals	5,907	7,398
Southeast terminals	21,478	20,691

Terminaling services fees, net	$58,282	$60,439

        The decrease in terminaling services fees, net includes a decrease of approximately $1.9 million at our Brownsville terminals resulting from the contributed product storage capacity to the Frontera Brownsville LLC joint venture and a decrease of approximately $1.1 million at certain of our River terminals due to unsubscribed capacity. These decreases have been partially offset by an increase in terminaling service fees, net of approximately $0.5 million resulting from the completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the six months ended June 30, 2011 and 2010 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $38.0 million and $38.0 million, respectively, and TransMontaigne Inc. of approximately $1.8 million and $3.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2011	2010
Firm commitments:
External customers	$16,932	$17,337
Affiliates	39,865	41,618

Total	56,797	58,955

Variable:
External customers	1,541	1,661
Affiliates	(56)	(177)

Total	1,485	1,484

Terminaling services fees, net	$58,282	$60,439

        At June 30, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the six months ended June 30, 2011 were as follows (in thousands):

At June 30, 2011
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$10,205
1 year or more, but less than 3 years remaining	21,893
3 years or more, but less than 5 years remaining	24,440
5 years or more remaining	259

Total firm commitments for the six months ended June 30, 2011	$56,797

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	923	1,037
Brownsville terminals	1,250	1,341
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,173	$2,378

        Included in pipeline transportation fees for the six months ended June 30, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $0.9 million and $1.0 million, respectively, and TransMontaigne Inc. of approximately $1.3 million and $1.3 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture. We agreed to operate the joint venture in accordance with an operations and reimbursement agreement executed between us and Frontera Brownsville LLC for a management fee based on our costs incurred. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased the two terminals that were adjacent to our Southeast facilities. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$35	$40
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,548	896
River terminals	—	—
Southeast terminals	—	118

Management fees and reimbursed costs	$1,583	$1,054

        Included in management fees and reimbursed costs for the six months ended June 30, 2011 and 2010 are fees charged to Frontera Brownsville LLC of approximately $0.6 million and $nil, respectively.

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

Principal Components of Other Revenue

	Six months ended June 30,
	2011	2010
Product gains, net	$9,358	$5,656
Steam heating fees	2,254	2,412
Product transfer services	653	569
Railcar handling	293	305
Other	1,372	1,123

Other revenue	$13,930	$10,065

        For the six months ended June 30, 2011 and 2010, we sold approximately 98,100 and 72,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121 and $92 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2011 and 2010, we accrued a liability due to Morgan Stanley Capital Group of approximately $2.5 million and $1.0 million, respectively.

        Included in other revenue for the six months ended June 30, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $9.6 million and $6.5 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.3 million, respectively.

        The other revenue by consolidated business segments were as follows (in thousands):

Other Revenue by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$5,607	$4,044
Midwest terminals and pipeline system	1,108	904
Brownsville terminals	2,280	1,805
River terminals	138	166
Southeast terminals	4,797	3,146

Other revenue	$13,930	$10,065

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months ended June 30,
	2011	2010
Wages and employee benefits	$11,350	$11,405
Utilities and communication charges	4,237	4,274
Repairs and maintenance	9,420	6,439
Office, rentals and property taxes	3,486	3,604
Vehicles and fuel costs	751	720
Environmental compliance costs	1,980	1,842
Other	989	813

Direct operating costs and expenses	$32,213	$29,097

        The direct operating costs and expenses of our consolidated business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Consolidated Business Segment

	Six months ended June 30,
	2011	2010
Gulf Coast terminals	$10,589	$9,939
Midwest terminals and pipeline system	890	693
Brownsville terminals	6,546	6,133
River terminals	3,491	3,533
Southeast terminals	10,697	8,799

Direct operating costs and expenses	$32,213	$29,097

        The direct general and administrative expenses were approximately $2.2 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

        The allocated general and administrative expenses were approximately $5.2 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively.

        The allocated insurance expenses were approximately $1.6 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

        The reimbursement of bonus awards was approximately $0.6 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.

        For the six months ended June 30, 2011 and 2010, depreciation and amortization expense was approximately $13.9 million and $13.8 million, respectively.

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

        Excluding acquisitions and investments, our capital expenditures for the six months ended June 30, 2011 were approximately $12.7 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through June 30, 2012. At June 30, 2011, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $26 million to $29 million. We expect to fund our expansion capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted expansion capital projects include the following:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in Bbls)
Southeast	Ethanol blending functionality		2nd half 2011
Collins/Purvis	Increase light oil tank capacity	700,000	2nd half 2011
Cushing, OK	Crude oil tank capacity	1,000,000	1st half 2012

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

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. ("PMI") Services North America Inc., an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest (See Note 3 of Notes to consolidated financial statements). We used the $25.6 million in cash proceeds to pay down outstanding borrowings under our amended and restated senior secured credit facility. We anticipate receiving a cash distribution from the joint venture on a quarterly basis. The amount of the distribution is dependent on the quarterly operations of the joint venture. On August 1, 2011, we received a cash distribution of approximately $0.7 million from the joint venture attributable to the three months ended June 30, 2011.

        We are currently exploring various acquisition, development, and joint venture opportunities some of which are substantial in size. We may rely on future equity offerings and debt financings, in addition to our amended and restated senior secured credit facility, to fund these opportunities.

        Our amended and restated senior secured credit facility that became effective March 9, 2011 provides for a maximum borrowing line of credit equal to $250 million. At June 30, 2011, our outstanding borrowings were $115.5 million. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. Future expansion, development and acquisition expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $318 million at June 30, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

	Three months ended
					Twelve months ended June 30, 2011
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,470	$14,160	$19,568	$14,746	$66,944
Consolidated funded indebtedness					$115,500
Total leverage ratio					1.73x
Consolidated EBITDA for the interest coverage ratio	$18,470	$14,160	$19,568	$14,746	$66,944
Consolidated interest expense, as stipulated in the credit facility	$1,188	$1,145	$1,199	$1,075	$4,607
Interest coverage ratio					14.53x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,470	$14,160	$19,568	$14,746	$66,944
Consolidated interest expense	(1,188)	(1,145)	(1,199)	(1,075)	(4,607)
Amortization of deferred revenue	(986)	(1,039)	(1,104)	(1,134)	(4,263)
Amounts due under long-term terminaling services agreements, net	292	414	(108)	(187)	411
Change in operating assets and liabilities	(871)	5,749	(2,432)	6,953	9,399

Cash flows provided by operating activities	$15,717	$18,139	$14,725	$19,303	$67,884

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At

June 30, 2011, we had outstanding borrowings of approximately $115.5 million under our amended and restated senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2011 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.2 million.

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

        For the six months ended June 30, 2011 and 2010, we sold approximately 98,100 and 72,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121 and $92 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2011 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April	840	$36.66	840	6,640
May	550	$36.26	550	6,090
June	550	$34.84	550	5,540

	1,940	$36.03	1,940

        During the three months ended June 30, 2011, we purchased 1,940 common units, with approximately $70,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the purchase program, we anticipate purchasing annually up to 10,000 common units. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

        Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial information from the quarterly report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial information from the quarterly report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
Filed herewith