Form 10-Q
period 2011-09-30
TransMontaigne Partners L.P.
filed 2011-11-08
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

        As of October 31, 2011, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2011 are included herein beginning on the following page. The accompanying interim unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on March 10, 2011 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned subsidiaries as of September 30, 2011:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of September 30, 2011. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,270	$5,353
Trade accounts receivable, net	4,955	5,998
Due from affiliates	3,368	4,150
Other current assets	5,112	7,013

Total current assets	18,705	22,514
Property, plant and equipment, net	431,301	452,402
Goodwill	8,725	16,232
Investment in joint venture	25,905	—
Other assets, net	31,908	23,158

	$516,544	$514,306

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$8,357	$9,931
Due to affiliates	—	168
Accrued liabilities	21,192	19,642

Total current liabilities	29,549	29,741
Other liabilities	15,558	17,749
Long-term debt	120,000	122,000

Total liabilities	165,107	169,490

Partners' equity:
Common unitholders	295,678	289,632
General partner interest	56,341	55,533
Accumulated other comprehensive loss	(582)	(349)

Total partners' equity	351,437	344,816

	$516,544	$514,306

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
External customers	$10,802	$12,293	$34,534	$35,739
Affiliates	26,283	25,206	78,519	75,696

Total revenue	37,085	37,499	113,053	111,435

Operating costs and expenses and other:
Direct operating costs and expenses	(16,490)	(14,838)	(48,703)	(43,935)
Direct general and administrative expenses	(1,060)	(622)	(3,240)	(2,196)
Allocated general and administrative expenses	(2,616)	(2,578)	(7,849)	(7,734)
Allocated insurance expense	(823)	(796)	(2,468)	(2,388)
Reimbursement of bonus awards	(313)	(313)	(938)	(939)
Depreciation and amortization	(6,873)	(7,006)	(20,733)	(20,832)
Gain on disposition of assets	—	—	9,576	—
Equity in net loss of joint venture	(285)	—	(52)	—

Operating income	8,625	11,346	38,646	33,411
Other income (expenses):
Interest income	—	1	—	7
Interest expense	(670)	(1,189)	(2,944)	(3,699)
Foreign currency transaction gain (loss)	(102)	20	(65)	31
Unrealized gain on derivative instruments	—	341	1,250	727
Amortization of deferred financing costs	(187)	(150)	(867)	(450)

Total other expenses, net	(959)	(977)	(2,626)	(3,384)

Net earnings	7,666	10,369	36,020	30,027
Less—earnings allocable to general partner interest including incentive distribution rights	(1,007)	(784)	(3,213)	(2,357)

Net earnings allocable to limited partners	$6,659	$9,585	$32,807	$27,670

Net earnings per limited partner unit—basic	$0.46	$0.66	$2.27	$1.93

Net earnings per limited partner unit—diluted	$0.46	$0.66	$2.27	$1.93

Weighted average limited partner units outstanding—basic	14,442	14,446	14,442	14,344

Weighted average limited partner units outstanding—diluted	14,453	14,461	14,454	14,355

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income (unaudited)

Year ended December 31, 2010 and nine months ended September 30, 2011

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2009	$249,160	$54,434	$(469)	$303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,093	—	1,093
Distributions to unitholders	(34,567)	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	3,017	—	27,242
Foreign currency translation adjustments	—	—	120	120

Comprehensive income				27,362

Balance December 31, 2010	289,632	55,533	(349)	344,816
Distributions to unitholders	(26,598)	(2,873)	—	(29,471)
Deferred equity-based compensation related to restricted phantom units	312	—	—	312
Purchase of 12,002 common units by our long-term incentive plan and from affiliate	(475)	—	—	(475)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for nine months ended September 30, 2011	32,807	3,213	—	36,020
Foreign currency translation adjustments	—	—	(233)	(233)

Comprehensive income				35,787

Balance September 30, 2011	$295,678	$56,341	$(582)	$351,437

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net earnings	$7,666	$10,369	$36,020	$30,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,873	7,006	20,733	20,832
Gain on disposition of assets	—	—	(9,576)	—
Equity in net loss of joint venture	285	—	52	—
Distributions received from joint venture	657	—	657	—
Deferred equity-based compensation	107	98	312	287
Amortization of deferred financing costs	187	150	867	450
Unrealized gain on derivative instruments	—	(341)	(1,250)	(727)
Amortization of deferred revenue	(1,134)	(986)	(3,372)	(2,778)
Amounts due under long-term terminaling services agreements, net	(119)	292	(414)	(421)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,347)	(2,034)	1,406	(728)
Due from affiliates	(229)	826	2,032	2,118
Other current assets	1,099	(576)	1,851	945
Trade accounts payable	(1,979)	(1,120)	(4,431)	(3,472)
Due to affiliates	(74)	146	(111)	32
Accrued liabilities	1,534	1,887	2,778	1,981

Net cash provided by operating activities	13,526	15,717	47,554	48,546

Cash flows from investing activities:
Acquisition of terminal facilities	—	—	(12,781)	(1,633)
Additions to investment in land	(3,894)	—	(7,005)	—
Additions to property, plant and equipment—expansion of facilities	(2,613)	(3,197)	(12,048)	(12,437)
Additions to property, plant and equipment—maintain existing facilities	(1,527)	(1,841)	(4,749)	(3,992)
Contributions to joint venture	(21)	—	(1,021)	—
Proceeds in return for contribution of assets to joint venture	—	—	25,593	—
Other	—	(716)	—	(710)

Net cash used in investing activities	(8,055)	(5,754)	(12,011)	(18,772)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	—	50,971
Contribution of cash by TransMontaigne GP	—	—	—	1,093
Net borrowings (repayments) of debt	4,500	(2,000)	(2,000)	(57,000)
Deferred debt issuance costs	—	—	(3,575)	—
Distributions paid to unitholders	(9,976)	(9,382)	(29,471)	(28,119)
Purchase of common units by our long-term incentive plan and from affiliate	(308)	(331)	(475)	(455)

Net cash used in financing activities	(5,784)	(11,713)	(35,521)	(33,510)

Increase (decrease) in cash and cash equivalents	(313)	(1,750)	22	(3,736)
Foreign currency translation effect on cash	(137)	13	(105)	12
Cash and cash equivalents at beginning of period	5,720	4,581	5,353	6,568

Cash and cash equivalents at end of period	$5,270	$2,844	$5,270	$2,844

Supplemental disclosure of cash flow information:
Cash paid for interest	$670	$1,288	$3,671	$3,964

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware master limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations primarily in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2011, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.6 million for the three months ended September 30, 2011 and 2010. The allocated general and administrative expenses were approximately $7.8 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.8 million for the three months ended September 30, 2011 and 2010. The allocated insurance charges were approximately $2.5 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. toward bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for the three months ended September 30, 2011 and 2010. The reimbursement of bonus awards was approximately $0.9 million for the nine months ended September 30, 2011 and 2010.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2011 and 2010, we recognized revenue of approximately $3.8 million and $2.9 million, respectively, for net product gained. Within these amounts, approximately $3.4 million and $2.8 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $13.2 million and $8.6 million, respectively, for net product gained. Within these amounts, approximately $11.9 million and $8.1 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

        We account for our investment in joint venture, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at fair value on the acquisition date, increased by our proportionate share of the joint venture's earnings and by contributions made, and decreased by our proportionate share of the joint venture's net losses and by distributions received. We evaluate our equity method investment for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying value to fair value.

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

        We did not have any derivative instruments at September 30, 2011. At December 31, 2010, our derivative instruments were limited to an interest rate swap. We did not designate this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations in other income (expenses). The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

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

(2) TRANSACTIONS WITH AFFILIATES

        Omnibus Agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2011, the annual administrative fee payable to TransMontaigne Inc. is approximately $10.5 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to this agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

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

        Operations and Reimbursement Agreement—Frontera Brownsville LLC.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate the joint venture, in accordance with an operations and reimbursement agreement executed between us and Frontera Brownsville LLC, for a management fee that is based on our costs incurred. Our agreement with Frontera Brownsville LLC stipulates that we may resign as the operator at any time with the prior written consent of Frontera Brownsville LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three and nine months ended September 30, 2011, we recognized approximately $0.6 million and $1.2 million, respectively, of revenue related to this operations and reimbursement agreement.

        Terminaling Services Agreement—Southeast Terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $34.7 million for the contract year ending December 31, 2011; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

our Southeast terminals with completion dates that extended through August 31, 2011. Upon completion of each of the projects, Morgan Stanley Capital Group has agreed to pay us a lump-sum ethanol blending fee. Through September 30, 2011, we had received payments totaling approximately $22.5 million and we expect to receive future payments through November 30, 2011 from Morgan Stanley Capital Group of approximately $0.6 million.

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

        Terminaling Services Agreement—Collins/Purvis Terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to one-year automatic renewals unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date and for each contract year thereafter. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in June and July 2011.

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

        The assets contributed to the joint venture constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the accompanying consolidated statement of operations for the nine months ended September 30, 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in the joint venture. At the time of our contribution of assets to the joint

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

venture, the carrying amount of the contributed assets was approximately $41.6 million and consisted of the following as of April 1, 2011 (in thousands):

Other current assets	$98
Property, plant and equipment, net	33,244
Goodwill	7,481
Other assets, net—customer relationships, net	787

Total carrying amount	$41,610

        We account for our investment in Frontera Brownsville LLC, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment was initially recorded at the fair value of our 50% ownership interest on April 1, 2011.

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

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade accounts receivable	$5,255	$6,308
Less allowance for doubtful accounts	(300)	(310)

	$4,955	$5,998

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Morgan Stanley Capital Group	65%	61%	64%	61%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2011	December 31, 2010
Amounts due from insurance companies	$2,914	$4,102
Additive detergent	1,827	1,754
Deposits and other assets	371	1,157

	$5,112	$7,013

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2011 and December 31, 2010, we have recognized amounts due from insurance companies of approximately $2.9 million and $4.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and nine months ended September 30, 2011, we received reimbursements from insurance companies of approximately $0.4 million and $1.0 million, respectively. During the three and nine months ended September 30, 2011, we decreased our estimate of insurance recoveries approximately $0.4 million and $0.2 million, respectively, to reflect a decrease in our estimate of our future environmental remediation obligations (see Note 9 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$52,646	$50,527
Terminals, pipelines and equipment	519,110	517,098
Furniture, fixtures and equipment	1,480	1,353
Construction in progress	6,669	16,391

	579,905	585,369
Less accumulated depreciation	(148,604)	(132,967)

	$431,301	$452,402

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL

        Goodwill is as follows (in thousands):

	September 30, 2011	December 31, 2010
Brownsville terminals (includes approximately $66 and $40, respectively, of foreign currency translation adjustments)	$8,725	$16,232

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

        Effective as of April 1, 2011, we entered into a joint venture with PMI. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We continue to own and operate approximately 1.0 million barrels of tankage in Brownsville independent of the joint venture (see Note 3 of Notes to consolidated financial statements). The assets contributed to the joint venture constitute a business that we no longer control. As a result, at the time of our contribution of assets to the joint venture, the approximate $7.5 million carrying amount of goodwill associated with the contributed assets was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the contributed assets and the portion of Brownsville assets retained by us independent of the joint venture. The fair value of the contributed assets was determined based on the cash payment made by PMI to acquire a 50% interest in Frontera Brownsville LLC multiplied by two. The fair value of the assets retained in Brownsville independent of the joint venture was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2011	December 31, 2010
Amounts due under long-term terminaling services agreements:
External customers	$695	$749
Morgan Stanley Capital Group	4,092	4,028

	4,787	4,777
Deferred financing costs, net of accumulated amortization of $374 and $3,032, respectively	3,306	598
Customer relationships, net of accumulated amortization of $1,029 and $1,336, respectively	1,401	2,363
Investment in land	22,139	15,134
Deposits and other assets	275	286

	$31,908	$23,158

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2011 and December 31, 2010, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.8 million.

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

        Investment in land.    On November 18, 2010, we acquired approximately 190 acres of undeveloped land on the Houston Ship Channel (the "BOSTCO project"). At September 30, 2011 and December 31, 2010, our total costs incurred to acquire and prepare the land for its future development were approximately $22.1 million and $15.1 million, respectively. On October 18, 2011, we sold a 50% interest in the BOSTCO project to a subsidiary of Kinder Morgan Energy Partners, L.P., or Kinder Morgan. The BOSTCO project intends to design and develop a 6.5 million barrel black oil storage terminal. As discussed at Note (18) Subsequent Events, it is likely that we may sell our 50% interest in the BOSTCO project to Kinder Morgan before the Phase I construction begins.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010
Customer advances and deposits:
External customers	$1,363	$939
Morgan Stanley Capital Group	5,970	5,736

	7,333	6,675
Accrued property taxes	3,358	532
Accrued environmental obligations	3,532	5,085
Interest payable	202	204
Rebate due to Morgan Stanley Capital Group	3,972	3,011
Unrealized loss on derivative instruments	—	1,250
Accrued expenses and other	2,795	2,885

	$21,192	$19,642

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2011 and December 31, 2010, we have billed and collected from certain of our customers approximately $7.3 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At September 30, 2011 and December 31, 2010, we have accrued environmental obligations of approximately $3.5 million and $5.1 million, respectively, representing our best estimate of our remediation obligations. During the three and nine months ended September 30, 2011, we made payments of approximately $0.5 million and $1.4 million, respectively, towards our environmental remediation obligations. During the three and nine months ended September 30, 2011, we decreased our remediation obligations by approximately $0.4 million and $0.2 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2011 and December 31, 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $4.0 million and $3.0 million, respectively. During the three months ended March 31, 2011, we paid Morgan Stanley Capital Group approximately $3.0 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2010.

        Unrealized loss on derivative instruments.    Prior to June 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES (Continued)

During the three months ended September 30, 2010, we recognized net payments to the counterparty in the amount of approximately $0.7 million as an adjustment to interest expense. During the nine months ended September 30, 2011 and 2010, we recognized net payments to the counterparty in the amount of approximately $1.3 million and $2.1 million, respectively, as an adjustment to interest expense. At September 30, 2011 and December 31, 2010, the fair value of the interest rate swap was $nil and approximately $1.3 million, respectively. The change in fair value of approximately $1.3 million has been reflected as an unrealized gain on derivative instruments in our accompanying consolidated statements of operations for the nine months ended September 30, 2011.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010
Advance payments received under long-term terminaling services agreements:
External customers	$1,121	$1,139
Morgan Stanley Capital Group	46	432

	1,167	1,571
Deferred revenue—ethanol blending fees and other projects	14,391	16,178

	$15,558	$17,749

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2011 and December 31, 2010, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.2 million and $1.6 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have agreed to pay us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2011 and December 31, 2010, we have unamortized deferred revenue of approximately $14.4 million and $16.2 million, respectively, for completed projects. During the three and nine months ended September 30, 2011, we billed Morgan Stanley Capital Group and others approximately $nil and $1.6 million, respectively, for completed projects. During the three months ended September 30, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $1.1 million and $1.0 million, respectively, for completed projects. During the nine months ended September 30, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $3.4 million and $2.8 million, respectively, for completed projects.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $308.4 million at September 30, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the Amended Facility as of September 30, 2011.

        For the three months ended September 30, 2011 and 2010, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.2% and 4.3%, respectively. For the nine months ended September 30, 2011 and 2010, the weighted average interest rate on borrowings under the applicable credit facility was approximately 3.6% and 4.2%, respectively. Weighted average interest rates include any net settlements received or paid under our interest rate swap, which was applicable during 2010 and the first six months of 2011, expiring in June 2011 (see Note 9 of Notes to consolidated financial statements). At September 30, 2011 and December 31, 2010, our outstanding borrowings under the applicable credit facility were $120 million and $122 million, respectively. At September 30, 2011 and December 31, 2010, our outstanding letters of credit were $nil at both dates.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2009	12,444,566	253,971
Public offering of common units	2,012,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	41,071

Units outstanding at December 31, 2010 and September 30, 2011	14,457,066	295,042

        At September 30, 2011 and December 31, 2010, common units outstanding include approximately 15,200 and 14,600 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,527,604 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2011, 1,293,772 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, anticipates purchasing annually up to approximately 7,800 common units for this purpose. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 6,110 and 6,915 common units pursuant to the program during the nine months ended September 30, 2011 and 2010, respectively. In addition to the foregoing purchases, upon the vesting of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

10,000 restricted phantom units on August 10, 2011 and August 10, 2010, respectively, we purchased 5,892 and 10,000 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap varied based upon the method used to fund the related withholding taxes.

        Information about restricted phantom unit activity for the year ended December 31, 2010 and the nine months ended September 30, 2011 is as follows:

	Available for future grant	Restricted phantom units	Grant date price
Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)
Vesting on August 10, 2010	—	(10,000)

Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)
Vesting on August 10, 2011	—	(10,000)
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at September 30, 2011	1,293,772	37,000

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

        Deferred equity-based compensation of approximately $107,000 and $98,000 is included in direct general and administrative expenses for the three months ended September 30, 2011 and 2010, respectively. Deferred equity-based compensation of approximately $312,000 and $287,000 is included in direct general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) COMMITMENTS AND CONTINGENCIES

        Contract Commitments.    At September 30, 2011, we have contractual commitments of approximately $17.6 million for the supply of services, labor and materials related to capital projects that currently are under development.

        Operating Leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At September 30, 2011, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2011 (remainder of the year)	$352
2012	924
2013	831
2014	797
2015	746
Thereafter	5,511

$9,161

        Rental expense under operating leases was approximately $300,000 and $450,000 for the three months ended September 30, 2011 and 2010, respectively. Rental expense under operating leases was approximately $0.9 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$7,666	$10,369	$36,020	$30,027
Less:
Distributions payable on behalf of incentive distribution rights	(871)	(588)	(2,472)	(1,764)
Distributions payable on behalf of general partner interest	(183)	(177)	(546)	(531)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	47	(19)	(195)	(62)

Earnings allocable to general partner interest including incentive distribution rights	(1,007)	(784)	(3,213)	(2,357)

Net earnings allocable to limited partners	$6,659	$9,585	$32,807	$27,670

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic weighted average units	14,442	14,446	14,442	14,344
Dilutive effect of restricted phantom units	11	15	12	11

Diluted weighted average units	14,453	14,461	14,454	14,355

        For the three and nine months ended September 30, 2011, we included the dilutive effect of approximately 8,000, 4,500, 20,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and nine months ended September 30, 2010, we included the dilutive effect of approximately 6,000, 30,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and nine months ended September 30, 2011 and 2010, there were no potentially dilutive securities that were considered anti-dilutive.

(16) DISCLOSURES ABOUT FAIR VALUE

        Generally accepted accounting principles define fair value, establish a framework for measuring fair value and require disclosures about fair value measurements. Generally accepted accounting

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) DISCLOSURES ABOUT FAIR VALUE (Continued)

principles also establish a fair value hierarchy that prioritizes the use of higher-level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs are unobservable inputs for the asset or liability.

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2011 and December 31, 2010.

        Cash and cash equivalents, trade receivables and trade accounts payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instruments.    The fair value of our interest rate swap as of December 31, 2010 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs. We did not have an interest rate swap as of September 30, 2011.

        Debt.    The carrying amount of the amended and restated senior secured credit facility, and its predecessor senior secured credit facility, approximates fair value since borrowings under the facilities bear interest at current market interest rates.

(17) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. We also maintain an equity method investment in Frontera Brownsville LLC, located adjacent to our Brownsville, Texas terminals, that provides terminaling services to companies engaged in the trading, distribution and marketing of light petroleum products. Our chief operating decision maker is our general partner's CEO. Our general partner's CEO reviews the financial performance of our consolidated business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenue less direct operating costs and expenses. Accordingly, we present "net margins" for each of our consolidated business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. Our general partner's CEO reviews the financial performance of our unconsolidated business segment, which constitutes our equity method investment in the Frontera Brownsville LLC, using our proportionate share of the investment's earnings. Accordingly, we present "equity in net loss of joint venture" for our unconsolidated business segment.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gulf Coast Terminals:
Terminaling services fees, net	$11,730	$11,624	$34,786	$35,006
Other	1,781	1,482	7,423	5,566

Revenue	13,511	13,106	42,209	40,572
Direct operating costs and expenses	(5,191)	(4,871)	(15,780)	(14,810)

Net margins	8,320	8,235	26,429	25,762

Midwest Terminals and Pipeline System:
Terminaling services fees, net	949	941	2,836	2,802
Pipeline transportation fees	504	533	1,427	1,570
Other	413	522	1,521	1,426

Revenue	1,866	1,996	5,784	5,798
Direct operating costs and expenses	(534)	(503)	(1,424)	(1,196)

Net margins	1,332	1,493	4,360	4,602

Brownsville Terminals:
Terminaling services fees, net	1,602	4,128	7,556	11,235
Pipeline transportation fees	565	641	1,815	1,982
Other	2,034	1,415	5,862	4,116

Revenue	4,201	6,184	15,233	17,333
Direct operating costs and expenses	(3,185)	(3,123)	(9,731)	(9,256)

Net margins	1,016	3,061	5,502	8,077

River Terminals:
Terminaling services fees, net	3,171	3,725	9,078	11,123
Other	183	99	321	265

Revenue	3,354	3,824	9,399	11,388
Direct operating costs and expenses	(2,311)	(1,969)	(5,802)	(5,502)

Net margins	1,043	1,855	3,597	5,886

Southeast Terminals:
Terminaling services fees, net	11,584	10,601	33,062	31,292
Other	2,569	1,788	7,366	5,052

Revenue	14,153	12,389	40,428	36,344
Direct operating costs and expenses	(5,269)	(4,372)	(15,966)	(13,171)

Net margins	8,884	8,017	24,462	23,173

Total net margins	20,595	22,661	64,350	67,500
Direct general and administrative expenses	(1,060)	(622)	(3,240)	(2,196)
Allocated general and administrative expenses	(2,616)	(2,578)	(7,849)	(7,734)
Allocated insurance expense	(823)	(796)	(2,468)	(2,388)
Reimbursement of bonus awards	(313)	(313)	(938)	(939)
Depreciation and amortization	(6,873)	(7,006)	(20,733)	(20,832)
Gain on disposition of assets	—	—	9,576	—
Equity in net loss of joint venture	(285)	—	(52)	—

Operating income	8,625	11,346	38,646	33,411
Other expenses, net	(959)	(977)	(2,626)	(3,384)

Net earnings	$7,666	$10,369	$36,020	$30,027

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended September 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,667	$537	$2,544	$3,333	$721	$10,802
Morgan Stanley Capital Group	9,381	1,329	—	21	13,419	24,150
TransMontaigne Inc.	463	—	1,025	—	13	1,501
Frontera Brownsville LLC	—	—	632	—	—	632

Total revenue	$13,511	$1,866	$4,201	$3,354	$14,153	$37,085

Identifiable assets	$144,597	$12,247	$42,579	$59,408	$192,026	$450,857

Capital expenditures	$186	$228	$215	$616	$2,895	$4,140

	Three months ended September 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$2,792	$426	$5,040	$3,247	$788	$12,293
Morgan Stanley Capital Group	9,264	1,570	—	507	11,601	22,942
TransMontaigne Inc.	1,050	—	1,144	70	—	2,264
Frontera Brownsville LLC	—	—	—	—	—	—

Total revenue	$13,106	$1,996	$6,184	$3,824	$12,389	$37,499

Identifiable assets	$144,181	$11,331	$80,225	$61,545	$184,861	$482,143

Capital expenditures	$1,364	$61	$1,212	$88	$2,313	$5,038

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$10,456	$1,771	$10,795	$9,326	$2,186	$34,534
Morgan Stanley Capital Group	30,374	4,013	—	73	38,203	72,663
TransMontaigne Inc.	1,379	—	3,204	—	39	4,622
Frontera Brownsville LLC	—	—	1,234	—	—	1,234

Total revenue	$42,209	$5,784	$15,233	$9,399	$40,428	$113,053

Identifiable assets	$144,597	$12,247	$42,579	$59,408	$192,026	$450,857

Capital expenditures	$806	$233	$1,379	$1,408	$12,971	$16,797

	Nine months ended September 30, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$8,549	$1,404	$13,555	$9,730	$2,501	$35,739
Morgan Stanley Capital Group	28,695	4,394	31	1,460	33,843	68,423
TransMontaigne Inc.	3,328	—	3,747	198	—	7,273
Frontera Brownsville LLC	—	—	—	—	—	—

Total revenue	$40,572	$5,798	$17,333	$11,388	$36,344	$111,435

Identifiable assets	$144,181	$11,331	$80,225	$61,545	$184,861	$482,143

Capital expenditures	$4,111	$61	$5,208	$47	$9,127	$18,554

(18) SUBSEQUENT EVENT

        Subsequent to September 30, 2011, Morgan Stanley informed us that it would not, for the foreseeable future, approve our continued participation in the BOSTCO project at such time as the Phase I construction is commenced. As a result, it is likely that we may sell our 50% interest in the BOSTCO project to Kinder Morgan in accordance with the provisions of our agreement with Kinder Morgan before the Phase I construction begins. Pursuant to the provisions of our agreement with Kinder Morgan, if we sell our 50% interest to Kinder Morgan, we will receive an option to purchase 50% of Kinder Morgan's interest in the BOSTCO project at any time before the first anniversary of the date we sell our remaining interest to Kinder Morgan. In light of Morgan Stanley's determination that for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose, we are currently unable to predict whether we will be able to exercise this purchase option.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed on March 10, 2011 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2011

        On July 18, 2011, we announced a distribution of $0.62 per unit for the period from April 1, 2011 through June 30, 2011, payable on August 9, 2011 to unitholders of record on July 29, 2011.

        On July 19, 2011, we announced that we had entered into agreements for the construction and operation of 1.0 million barrels of crude oil storage adjacent to Blueknight Energy Partners L.P.'s (BKEP) Cushing, Oklahoma facility. We will lease a portion of the land at BKEP's Cushing facility and construct storage tanks and associated infrastructure on that property for the receipt, blending and storage of 1.0 million barrels of crude oil. We will cooperate with BKEP on the design and construction of the facility. BKEP will provide operational services for us under a long-term operating agreement and provide connectivity between our facility and the Cushing market through BKEP's existing facility and infrastructure. We have entered into a long-term terminaling services agreement with Morgan Stanley Capital Group for the use of the facility. Construction of the facility is expected to be completed in the second quarter of 2012. Anticipated cost of the project is less than $25 million.

SUBSEQUENT EVENTS

        On October 17, 2011, we announced a distribution of $0.62 per unit for the period from July 1, 2011 through September 30, 2011, payable on November 8, 2011 to unitholders of record on October 31, 2011.

        Morgan Stanley, which indirectly controls our general partner, has recently informed us that for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act, or BHC Act, and consolidated supervision by the Board of Governors of the Federal Reserve System, or FRB. In particular, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act (including the proposed Volcker Rule issued in October 2011), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses, and to new activities limitations. As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, the Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative and/or regulatory changes, Morgan Stanley's ability or business strategy to own and operate our general partner and to operate Partners may be adversely affected.

        Subsequent to September 30, 2011, Morgan Stanley determined that we cannot continue to pursue the development of the BOSTCO project at such time as the Phase I construction is commenced. (See Note 8 of Notes to consolidated financial statements). Morgan Stanley informed us that its determination with respect to the BOSTCO project was the product of the same factors as led to Morgan Stanley's decision not to approve any "significant" acquisition or investment that we may propose. As demonstrated by Morgan Stanley's determination with respect to the BOSTCO project, we anticipate that Morgan Stanley's decision will significantly constrain our ability to grow our business as we have previously disclosed we were seeking to do. We cannot currently predict how Morgan Stanley's decision and any such regulatory developments will otherwise affect Morgan Stanley's commodities business or the growth or development of our business, our financial condition or results of operations, or how significant any such effects could be. Further discussion of the impact of this decision by Morgan Stanley is set forth under the caption "Item 1A. Risk Factors," below. In addition, further discussion of the potential impacts of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the BHC Act, as amended by the Dodd-Frank Act, and to consolidated supervision by the FRB are discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 10, 2011.

        On November 7, 2011, Morgan Stanley Capital Group extended its minimum throughput commitment at our Mt. Vernon, Missouri and Rogers, Arkansas terminals from May 31, 2012 to May 31, 2014. As a result of this extension, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately $2.5 million for each contract year, plus additional revenue based on the volume of product shipped on the Razorback pipeline.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2011	2010
Terminaling services fees, net	$29,036	$31,019
Pipeline transportation fees	1,069	1,174
Management fees and reimbursed costs	1,126	527
Other	5,854	4,779

Revenue	$37,085	$37,499

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

Total Revenue by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$13,511	$13,106
Midwest terminals and pipeline system	1,866	1,996
Brownsville terminals	4,201	6,184
River terminals	3,354	3,824
Southeast terminals	14,153	12,389

Revenue	$37,085	$37,499

        Total revenue by consolidated business segment is presented and further analyzed below by category of revenue.

        Terminaling Services Fees, Net.    Pursuant to terminaling services agreements with our customers, which range from one month to seven years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by consolidated business segments were as follows (in thousands):

Terminaling Services Fees, Net, by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$11,730	$11,624
Midwest terminals and pipeline system	949	941
Brownsville terminals	1,602	4,128
River terminals	3,171	3,725
Southeast terminals	11,584	10,601

Terminaling services fees, net	$29,036	$31,019

        The decrease in terminaling services fees, net includes a decrease of approximately $2.3 million at our Brownsville terminals resulting from the contributed product storage capacity to the Frontera Brownsville LLC joint venture and a decrease of approximately $0.6 million at certain of our River terminals due to unsubscribed capacity. These decreases have been partially offset by an increase in terminaling service fees, net of approximately $1.0 million resulting from newly constructed tank capacity placed into service in June and July of 2011 at our Collins/Purvis complex in the Southeast region.

        Included in terminaling services fees, net for the three months ended September 30, 2011 and 2010 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $19.8 million and $19.3 million, respectively, and TransMontaigne Inc. of approximately $0.9 million and $1.5 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2011	2010
Firm commitments:
External customers	$7,907	$9,155
Affiliates	20,752	20,694

Total	28,659	29,849

Variable:
External customers	450	1,075
Affiliates	(73)	95

Total	377	1,170

Terminaling services fees, net	$29,036	$31,019

        At September 30, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended September 30, 2011 were as follows (in thousands):

At September 30, 2011
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$3,905
1 year or more, but less than 3 years remaining	11,194
3 years or more, but less than 5 years remaining	12,525
5 years or more remaining	1,035

Total firm commitments for the three months ended September 30, 2011	$28,659

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	504	533
Brownsville terminals	565	641
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,069	$1,174

        Included in pipeline transportation fees for the three months ended September 30, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.6 million and $0.7 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture. We manage and operate the joint venture and receive a management fee based on our costs incurred. The management fees and reimbursed costs by consolidated business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$20	$34
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,106	492
River terminals	—	—
Southeast terminals	—	1

Management fees and reimbursed costs	$1,126	$527

        Included in management fees and reimbursed costs for the three months ended September 30, 2011 and 2010 are fees charged to Frontera Brownsville LLC of approximately $0.6 million and $nil, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2011	2010
Product gains, net	$3,833	$2,902
Steam heating fees	1,016	851
Product transfer services	225	360
Railcar handling	166	138
Other	614	528

Other revenue	$5,854	$4,779

        For the three months ended September 30, 2011 and 2010, we sold approximately 43,800 and 42,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121 and $86 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2011 and 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.5 million and $0.7 million, respectively.

        Included in other revenue for the three months ended September 30, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $3.9 million and $3.1 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.1 million, respectively.

        The other revenue by consolidated business segments were as follows (in thousands):

Other Revenue by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$1,761	$1,448
Midwest terminals and pipeline system	413	522
Brownsville terminals	928	923
River terminals	183	99
Southeast terminals	2,569	1,787

Other revenue	$5,854	$4,779

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2011	2010
Wages and employee benefits	$5,362	$5,507
Utilities and communication charges	1,779	1,845
Repairs and maintenance	5,689	4,188
Office, rentals and property taxes	1,619	1,775
Vehicles and fuel costs	317	272
Environmental compliance costs	987	785
Other	737	466

Direct operating costs and expenses	$16,490	$14,838

        The direct operating costs and expenses of our consolidated business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Consolidated Business Segment

	Three months ended September 30,
	2011	2010
Gulf Coast terminals	$5,191	$4,871
Midwest terminals and pipeline system	534	503
Brownsville terminals	3,185	3,123
River terminals	2,311	1,969
Southeast terminals	5,269	4,372

Direct operating costs and expenses	$16,490	$14,838

        The accompanying consolidated financial statements include direct general and administrative expenses of our operations primarily for accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $1.1 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for allocations of indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.6 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.8 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively.

        For the three months ended September 30, 2011 and 2010, depreciation and amortization expense was approximately $6.9 million and $7.0 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2011	2010
Terminaling services fees, net	$87,318	$91,458
Pipeline transportation fees	3,242	3,552
Management fees and reimbursed costs	2,709	1,581
Other	19,784	14,844

Revenue	$113,053	$111,435

        The aggregate revenue of each of our consolidated business segments was as follows (in thousands):

Total Revenue by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$42,209	$40,572
Midwest terminals and pipeline system	5,784	5,798
Brownsville terminals	15,233	17,333
River terminals	9,399	11,388
Southeast terminals	40,428	36,344

Revenue	$113,053	$111,435

        Terminaling Services Fees, Net.    Pursuant to terminaling services agreements with our customers, which range from one month to seven years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by consolidated business segments were as follows (in thousands):

Terminaling Services Fees, Net, by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$34,786	$35,006
Midwest terminals and pipeline system	2,836	2,802
Brownsville terminals	7,556	11,235
River terminals	9,078	11,123
Southeast terminals	33,062	31,292

Terminaling services fees, net	$87,318	$91,458

        The decrease in terminaling services fees, net includes a decrease of approximately $4.2 million at our Brownsville terminals resulting from the contributed product storage capacity to the Frontera Brownsville LLC joint venture and a decrease of approximately $1.7 million at certain of our River terminals due to unsubscribed capacity. These decreases have been partially offset by an increase in terminaling service fees, net of approximately $1.3 million resulting from newly constructed tank capacity placed into service in June and July of 2011 at our Collins/Purvis complex in the Southeast region and approximately $0.5 million resulting from the completion of ethanol blending functionality at certain of our Southeast terminals.

        Included in terminaling services fees, net for the nine months ended September 30, 2011 and 2010 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $57.8 million and $57.3 million, respectively, and TransMontaigne Inc. of approximately $2.8 million and $4.9 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2011	2010
Firm commitments:
External customers	$24,839	$26,492
Affiliates	60,617	62,312

Total	85,456	88,804

Variable:
External customers	1,991	2,736
Affiliates	(129)	(82)

Total	1,862	2,654

Terminaling services fees, net	$87,318	$91,458

        At September 30, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the nine months ended September 30, 2011 were as follows (in thousands):

At September 30, 2011
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$13,539
1 year or more, but less than 3 years remaining	33,411
3 years or more, but less than 5 years remaining	37,212
5 years or more remaining	1,294

Total firm commitments for the nine months ended September 30, 2011	$85,456

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by consolidated business segments were as follows (in thousands):

Pipeline Transportation Fees by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,427	1,570
Brownsville terminals	1,815	1,982
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$3,242	$3,552

        Included in pipeline transportation fees for the nine months ended September 30, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $1.4 million and $1.6 million, respectively, and TransMontaigne Inc. of approximately $1.8 million and $2.0 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture. We manage and operate the joint venture and receive a management fee based on our costs incurred. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Southeast facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased the two terminals that were adjacent to our Southeast facilities. The management fees and reimbursed costs by consolidated business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$55	$74
Midwest terminals and pipeline system	—	—
Brownsville terminals	2,654	1,388
River terminals	—	—
Southeast terminals	—	119

Management fees and reimbursed costs	$2,709	$1,581

        Included in management fees and reimbursed costs for the nine months ended September 30, 2011 and 2010 are fees charged to Frontera Brownsville LLC of approximately $1.2 million and $nil, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2011	2010
Product gains, net	$13,191	$8,558
Steam heating fees	3,270	3,263
Product transfer services	878	929
Railcar handling	459	443
Other	1,986	1,651

Other revenue	$19,784	$14,844

        For the nine months ended September 30, 2011 and 2010, we sold approximately 141,900 and 114,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121 and $90 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2011 and 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $4.0 million and $1.7 million, respectively.

        Included in other revenue for the nine months ended September 30, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $13.5 million and $9.5 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.4 million, respectively.

        The other revenue by consolidated business segments were as follows (in thousands):

Other Revenue by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$7,368	$5,492
Midwest terminals and pipeline system	1,521	1,426
Brownsville terminals	3,208	2,728
River terminals	321	265
Southeast terminals	7,366	4,933

Other revenue	$19,784	$14,844

ANALYSIS OF COSTS AND EXPENSES

        Costs and Expenses.    The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2011	2010
Wages and employee benefits	$16,712	$16,912
Utilities and communication charges	6,016	6,119
Repairs and maintenance	15,109	10,627
Office, rentals and property taxes	5,105	5,379
Vehicles and fuel costs	1,068	992
Environmental compliance costs	2,967	2,627
Other	1,726	1,279

Direct operating costs and expenses	$48,703	$43,935

        The direct operating costs and expenses of our consolidated business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Consolidated Business Segment

	Nine months ended September 30,
	2011	2010
Gulf Coast terminals	$15,780	$14,810
Midwest terminals and pipeline system	1,424	1,196
Brownsville terminals	9,731	9,256
River terminals	5,802	5,502
Southeast terminals	15,966	13,171

Direct operating costs and expenses	$48,703	$43,935

        The direct general and administrative expenses were approximately $3.2 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

        The allocated general and administrative expenses were approximately $7.8 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively.

        The allocated insurance expenses were approximately $2.5 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively.

        The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

        For the nine months ended September 30, 2011 and 2010, depreciation and amortization expense was approximately $20.7 million and $20.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements and distributions to unitholders, approved capital projects and approved future expansion, development and acquisition opportunities. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments is set forth under the captions "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments During the Three Months Ended September 30, 2011" and "Item 1A. Risk Factors." We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders. We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities with additional borrowings under our amended and restated senior secured credit facility, which replaced our existing senior secured credit facility effective March 9, 2011 (See Note 11 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities with borrowings under our amended and restated senior secured credit facility, we may raise funds through additional equity offerings and debt financing, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our amended and restated senior secured credit facility.

        Excluding acquisitions and investments, our capital expenditures for the nine months ended September 30, 2011 were approximately $16.8 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through June 30, 2012. At September 30, 2011, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $21 million to $24 million. We expect to fund our expansion capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted expansion capital projects include the following:

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

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest (See Note 3 of Notes to consolidated financial statements). We used the $25.6 million in cash proceeds to pay down outstanding borrowings under our amended and restated senior secured credit facility. We anticipate receiving a cash distribution from the joint venture on a quarterly basis. The amount of the cash distribution is dependent on the quarterly operations of the joint venture.

        Our amended and restated senior secured credit facility that became effective March 9, 2011 provides for a maximum borrowing line of credit equal to $250 million. At September 30, 2011, our outstanding borrowings were $120 million. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $308.4 million at September 30, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

	Three months ended
					Twelve months ended September 30, 2011
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,160	$19,568	$14,746	$16,445	$64,919
Consolidated funded indebtedness					$120,000
Total leverage ratio					1.85x
Consolidated EBITDA for the interest coverage ratio	$14,160	$19,568	$14,746	$16,445	$64,919
Consolidated interest expense, as stipulated in the credit facility	$1,145	$1,199	$1,075	$670	$4,089
Interest coverage ratio					15.88x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,160	$19,568	$14,746	$16,445	$64,919
Consolidated interest expense	(1,145)	(1,199)	(1,075)	(670)	(4,089)
Amortization of deferred revenue	(1,039)	(1,104)	(1,134)	(1,134)	(4,411)
Amounts due under long-term terminaling services agreements, net	414	(108)	(187)	(119)	—
Change in operating assets and liabilities	5,749	(2,432)	6,953	(996)	9,274

Cash flows provided by operating activities	$18,139	$14,725	$19,303	$13,526	$65,693

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At

September 30, 2011, we had outstanding borrowings of $120 million under our amended and restated senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2011 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $1.2 million.

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

        For the nine months ended September 30, 2011 and 2010, we sold approximately 141,900 and 114,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121 and $90 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        Numerous risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 10, 2011, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, the following new risk factors could also cause actual results to differ materially from our expectations and may adversely affect our business and results of operations.

Morgan Stanley has recently informed us that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose, which will severely constrain or curtail our ability to grow our business.

        Morgan Stanley, which indirectly controls our general partner, has recently informed us that for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act, or BHC Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and consolidated supervision by the Board of Governors of the Federal Reserve System, or FRB. In particular, as a result of the Dodd-Frank Act (including the proposed Volcker Rule), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses, and to new activities limitations. Because our general partner is indirectly owned and controlled by Morgan Stanley and TransMontaigne Partners L.P. is indirectly controlled by Morgan Stanley, we and our general partner are also subject to and affected by such supervision and regulation. We are currently unable to predict how the impact of Morgan Stanley's decision and such regulatory developments will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations. As discussed below, however, a sustained material decrease in our ability to pursue opportunities for future growth could materially adversely affect the price of our common units.

Together, Morgan Stanley Capital Group and TransMontaigne Inc. are our largest customer and we receive a substantial majority of our revenue from them. Material changes to Morgan Stanley's commodities business, if any, as a result of the changing regulatory environment may have a material adverse impact on our business.

        Together, Morgan Stanley Capital Group and TransMontaigne Inc. are our largest customer and we receive a substantial majority of our revenue from them. As noted above, we and our general partner, are subject to and affected by significantly revised and expanded regulation and supervision, and there is considerable uncertainty in this regulatory environment, including the interpretation of the "Volcker Rule," as proposed in October 2011. We are unable to predict what the final version of the Volcker Rule will be or the impact it may have on Morgan Stanley's business, including its commodities business. Material changes to Morgan Stanley's commodities business, if any, resulting from the changing regulatory environment may have a material adverse impact on our business, financial condition and results of operations.

        Although we cannot predict whether such circumstances will result in any material changes to Morgan Stanley's commodities business, if any such changes occur, they may have a material adverse impact on our business. For example, if Morgan Stanley Capital Group's or TransMontaigne Inc.'s commodities business were to change as a result of the changing regulatory environment such that they would be unable to renew our terminaling services agreements or utilize our terminals and facilities at current levels, we would need to seek new or expanded terminaling relationships with new customers or our other existing customers. We cannot be certain that we would be able to replace all of the revenues on account of capacity currently used by Morgan Stanley Capital Group and TransMontaigne Inc. at or prior to the termination of our current agreements. In addition, depending on market and other conditions, we may have to accept agreements with new customers on terms that are less favorable to us than the terms of our current agreements with Morgan Stanley Capital Group and TransMontaigne Inc. Additionally, we may incur costs for modifications to our terminals required by new customers. Any of these factors may adversely affect our ability to generate sufficient additional revenue and income to replace all of the revenue and income we earn under our current agreements, which may materially adversely affect our financial condition and results of operations.

If we do not make acquisitions, any future growth of our business will be limited and the price of our limited partnership units may decline.

        Our ability to grow has been dependent principally on our ability to make acquisitions that are attractive because they are expected to result in an increase in our quarterly distributions to unitholders. Morgan Stanley has recently informed us that for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the BHC Act, and consolidated supervision by the FRB. In particular, as a result of the Dodd-Frank Act, Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses, and to new activities limitations. Morgan Stanley's decision will severely limit our ability to grow our business for the foreseeable future and may have an adverse effect on the price of our common units representing limited partnership interests, although we are unable to predict whether or when such a decline might happen.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2011 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
July	550	$35.15	550	2,790
August	6,442	$32.60	550	2,240
September	550	$33.90	550	1,690

	7,542	$32.88	1,650

        During the three months ended September 30, 2011, we purchased 1,650 common units, with approximately $58,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the purchase program, we anticipate purchasing annually up to approximately 7,800 common units. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. In addition to the foregoing purchases, on August 10, 2011, we purchased 5,892 common units from TransMontaigne Services Inc. for approximately $190,000 for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of 10,000 restricted phantom units granted to Mr. Dunlap on August 10, 2009 under the Long-Term Incentive Plan.

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
The following financial information from the quarterly report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial information from the quarterly report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.