Form 10-K
period 2011-12-31
TransMontaigne Partners L.P.
filed 2012-03-13
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2011 was $387,323,686, computed by reference to the last sale price ($34.91 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 30, 2011.

         The number of the registrant's common limited partner units outstanding on March 12, 2012 was 14,457,066.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        As previously disclosed in our Current Report on Form 8-K, filed with the SEC on December 21, 2011, as amended by our Current Report on Form 8-K/A, filed with the SEC on January 13, 2012, the audit committee of our general partner dismissed KPMG LLP, from its engagement as the principal accountant to audit the financial statements of TransMontaigne Partners L.P. on December 15, 2011. The dismissal of KPMG resulted from the determination that KPMG was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. Although KPMG was not independent with respect to TransMontaigne Partners, the audit committee and management of our general partner believe that the financial statements contained in those filings fairly present, in all material respects, the financial condition and results of operations of TransMontaigne Partners as of the end of and for the periods presented and may continue to be relied upon. In conjunction with our investigation of this matter and our discussions with KPMG, Deloitte & Touche LLP and the SEC, it was determined that our investors will receive a meaningful benefit from the reassurance that will be provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, and by having the quarterly financial information that will be contained in TransMontaigne Partners' 2011 Annual Report re-reviewed, by Deloitte & Touche LLP, TransMontaigne Partners' new independent registered public accounting firm.

        We are working with Deloitte & Touche LLP to complete these audits and reviews as quickly as reasonably practicable, but they could not be completed prior to March 15, 2012, the date by which the 2011 Annual Report is due to be filed with the SEC in accordance with applicable SEC rules. Upon completion of these audits and reviews, we will amend this Annual Report on Form 10-K to include our audited financial statements and related information which have been omitted from the present filing. Accordingly, "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risks," "Item 8. Financial Statements and Supplementary Data," "Item 9A. Controls and Procedures," "Item 14. Principal Accounting Fees and Services," "Exhibit 23.1" and complete certifications on "Exhibit 31.1," "Exhibit 31.2," "Exhibit 32.1" and "Exhibit 32.2" will be included in the amendment to this Annual Report on Form 10-K, to be filed as soon as practicable.

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

  •
  our ability to grow our business will be severely constrained by Morgan Stanley's determination that it will not approve any "significant" acquisition or investment that we may propose for the foreseeable future;

  •
  changes that Morgan Stanley may make in the manner it conducts its commodities business could materially and adversely affect our business;

  •
  our debt levels and restrictions in our debt agreements that may limit our operational flexibility;

  •
  the lack of availability of acquisition opportunities, constraints on our ability to make acquisitions, failure to successfully integrate acquired facilities and future performance of acquired facilities, could limit our ability to grow our business successfully and could adversely affect the price of our limited partnership units;

  •
  a decrease in demand for products due to high prices, alternative fuel sources, new technologies or adverse economic conditions;

  •
  the continued creditworthiness of, and performance by, our significant customers;

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

  •
  our general partner's limited call right may require unitholders to sell their common units at an undesirable time or price;

  •
  our ability to issue additional units without your approval would dilute your existing ownership interest;

  •
  the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;

  •
  our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;

  •
  constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;

  •
  the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;

  •
  unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;

  •
  investment in common partnership units by tax-exempt entities and non-United States persons raises tax issues unique to them;

  •
  unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and

  •
  the sale or exchange of 50% or more of our capital and profits interests within a 12-month period would result in a deemed termination of our partnership for income tax purposes.

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

        TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers and industrial and commercial end users, delivering approximately 0.3 million barrels per day throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. currently relies on us to provide integrated terminaling services to support its operations in these geographic regions.

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

  •
  Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, which are all located in Florida. These facilities currently have approximately 6.9 million barrels of aggregate active storage capacity.

  •
  Midwest.  Our Midwest facilities consist of a 67-mile, interstate refined products pipeline between Missouri and Arkansas, which we refer to as the Razorback pipeline, and three refined product terminals with approximately 0.6 million barrels of aggregate active storage capacity. In addition, we entered into agreements for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma, with completion planned for the second quarter of 2012.

  •
  Brownsville.  Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., or PMI, an indirect subsidiary of Petroleos Mexicanos or PEMEX, the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. We continue to own and operate approximately 0.9 million barrels of additional tankage in Brownsville independent of Frontera, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We operate a bi-directional refined products pipeline for PMI for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico. We also own and operate an LPG pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico which we refer to as the Diamondback pipeline. Our Matamoros terminal has approximately 7,000 barrels of aggregate active LPG storage capacity.

  •
  River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.3 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

  •
  Southeast.  Our Southeast facilities consist of 22 refined petroleum products terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 9.8 million barrels.

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

Industry Overview

        Refined product terminaling and transportation companies, such as TransMontaigne Partners, receive, store, blend, treat and distribute foreign and domestic cargoes to and from oil refineries, wholesalers, retailers and ultimate end-users around the country. The substantial majority of the petroleum refining that occurs in the United States is concentrated in the Gulf Coast region, which necessitates the transportation of this domestic product to other areas, such as the East Coast, Florida, Southeast and Midwest regions of the country. Recently, an increased amount of domestic crude oil is being extracted throughout unconventional shale formations (i.e. Bakken, Eagle Ford, Utica, etc.). These shale formations are generally located in areas that are highly constrained in storage transportation infrastructure; thereby offering the prospect of new growth and development for terminaling and transportation companies such as TransMontaigne Partners.

        Refining.    The storage and handling services of feedstocks or crude oil used in the refining process are generally handled by terminaling and transportation companies such as TransMontaigne Partners. United States based refineries refine multiple grades of feedstock or crude oil into various light refined products and heavy refined products. Light refined products include gasoline and diesel fuel, as well as propane, butane, heating oils and jet fuels. Heavy refined products include residual fuel oils for consumption in ships and power plants and asphalt. Refined products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being "fungible." The refined products are initially staged at the refinery, and then shipped out either in large "batches" via pipeline or vessel or by individual truck-loads. The refineries owned by major oil companies then schedule for delivery some of their refined product output to satisfy their own retail delivery obligations, for example, at branded gasoline stations, and sell the remainder of their refined product output to independent marketing and distribution companies or traders, such as TransMontaigne Inc. and Morgan Stanley Capital Group, for resale.

        Because of the recent developments around the closing of several East Coast area refineries, the East Coast markets will depend more heavily on Gulf Coast and Midwest produced refined product. Thus, the storage and transportation services offered by companies such as ours will become increasingly more important to assure continuous and efficient product movements.

        Transportation.    Before an independent distribution and marketing company, such as TransMontaigne Inc. and Morgan Stanley Capital Group, distributes refined petroleum products in the wholesale markets, it must first schedule that product for shipment by tankers or barges or on common carrier pipelines to a liquid bulk terminal.

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

        Refined product reaches inland terminals, such as our Southeast and Midwest terminals, by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the Federal Energy Regulatory Commission, or FERC, or state authorities. These pipelines ship fungible refined products in multiple cycles of large batches, with each batch generally consisting of product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

        At both inland and marine terminals, the various products are stored in tanks on behalf of our customers.

        Delivery.    Most terminals have a tanker truck loading facility commonly referred to as a "rack." Often, commercial and industrial end-users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end-user or retailer at its specified location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. To initiate the loading of product, the driver uses an access control card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation or credit limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, ethanol, bio diesel or additives are injected to conform to government specifications and individual customer requirements. As part of the Renewable Fuel Standard Act, ethanol and biodiesel are often blended with the refined product across the rack to create a certain "spec" of saleable product. Additionally, if a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Generally one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

        At marine terminals, the refined product stored in tanks may be delivered to tanker trucks over a rack in the same manner as at an inland terminal or be delivered onto large ships, ocean-going barges, or inland barges for delivery to various distribution points around the world. In addition, cruise ships and other vessels are fueled through a process known as "bunkering", either at the dock, through a pipeline, or by truck or barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of approximately 42 tanker truckloads, of bunker fuel per refueling. Bunker fuel is a mixture of residual fuel oil and diesel fuel. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship's engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to obtain their fuel from experienced companies such as TransMontaigne Inc.

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

  •
  distribute the refined products out of our terminals in vessels or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and

  •
  heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process.

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

  •
  Management Fees and Reimbursed Costs.  We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of PEMEX, Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera joint venture. We manage and operate Frontera and receive a management fee based on our costs incurred.

  •
  Other Revenue.  We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. Pursuant to terminaling services agreements with our throughput customers, we are entitled to the volume of net product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2011 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,487,000
Port Everglades-South(1)	377,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,375,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000

Gulf Coast Total	6,937,000

Midwest Facilities
Rogers, AR and Mt. Vernon, MO (aggregate amounts)	407,000
Oklahoma City, OK	158,000

Midwest Total	565,000

Brownsville Facilities
Brownsville, TX	913,000
Frontera(2)	1,424,000
Matamoros, Mexico	7,000

Brownsville Total	2,344,000

River Facilities
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	176,000
Greater Cincinnati, KY	200,000
Henderson, KY	182,000
Louisville, KY	150,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	196,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,497,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	372,000
Belton, SC	—
Birmingham, AL	165,000

Locations	Active storage capacity (shell bbls)
Charlotte, NC	121,000
Collins/Purvis, MS	3,419,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	221,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000

Southeast Total	10,011,000

TOTAL CAPACITY	22,354,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

(2)
Reflects the total active storage capacity of Frontera, of which we have a 50% ownership interest.

        Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals located in Florida. At our Gulf Coast terminals we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil and the United States government. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

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

        On July 19, 2011, we entered into agreements for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma. We will lease a portion of land in Cushing, Oklahoma and construct storage tanks and associated infrastructure on that property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of 1.0 million barrels of crude oil. We have entered into a long-term services agreement with Morgan Stanley Capital Group Inc. for the use of the facility. Completion of the facility is planned for the second quarter of 2012.

        Brownsville, Texas Operations.    Effective as of April 1, 2011, we entered into a joint venture with PMI at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera.

        We continue to own and operate approximately 0.9 million barrels of additional tankage and related ancillary facilities in Brownsville independent of the joint venture, as well as the Diamondback pipeline which handles liquid product movements between Mexico and south Texas. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

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

        We also operate and maintain the United States portion of a 174-mile bi-directional refined products pipeline owned by PMI. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX's terminal located in Reynosa, Mexico and terminates at PEMEX's refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the approximately 18-mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

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

        Pursue strategic and accretive acquisitions in new and existing markets.    Historically, our growth strategy has included the pursuit of acquisitions of energy-related terminaling and transportation facilities, including facilities that may be outside our existing areas of operation, which we expected to pursue jointly with TransMontaigne Inc. and Morgan Stanley Capital Group. Although the recent industry trend of large energy companies divesting their distribution and logistic assets has continued, our ability to pursue strategic acquisitions will be constrained because Morgan Stanley does not expect to approve any "significant" acquisition or investment that we may propose for the foreseeable future. We are currently unable to predict how the impact of this decision will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations.

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

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, in 2011 we increased light oil tank capacity at Collins/Purvis by 700,000 barrels and added additional ethanol blending functionality at certain of our Southeast terminals. In March 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity. In addition, we have an ongoing project for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma, with completion planned for the second quarter of 2012. As a result of Morgan Stanley's determination not to approve, for the foreseeable future, any significant acquisition or expansion that we may propose, we are unable to predict whether or to what extent we may be able to pursue any such future opportunities.

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

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2012, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2012. Of this firmly committed revenue, approximately 45% was generated under terminaling services agreements with remaining terms of at least three years or more at December 31, 2011. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other services we provide that are in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

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

        We will continue to seek cost-effective asset enhancement opportunities.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers, to the extent Morgan Stanley approves any such expansions. In March 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity. In addition, we have a project in place for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma, with completion planned for the second quarter of 2012.

        We have a substantial presence in Florida, which has significant demand for refined petroleum products, and is not currently served by any local refinery or interstate refined product pipeline.    Eight of our

terminals serve our customers' operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

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

        Through TransMontaigne Inc. and Morgan Stanley Capital Group, our general partner has access to a knowledgeable management team with significant experience in the energy industry.    The members of our general partner's management team have established long-standing relationships within the energy industry and significant experience with regard to the implementation of operating and growth strategies in many facets of the energy industry, including:

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest and Southeast facilities
TransMontaigne Inc	Gulf Coast and Brownsville facilities
Valero Marketing and Supply Company	River facilities
Marathon Petroleum Company LLC	Gulf Coast facilities

Our Relationship With TransMontaigne Inc. And Morgan Stanley Capital Group

        General.    A majority of our business is devoted to providing integrated terminaling and transportation services to Morgan Stanley Capital Group. Pursuant to the terms of our terminaling services agreements with Morgan Stanley Capital Group, we expect them to continue to be our largest customer for the foreseeable future.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. formed in 1995. TransMontaigne Inc. is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in TransMontaigne Canada Holdings, Inc., a Canadian petroleum marketing and terminaling company. As of December 31, 2011, TransMontaigne Inc. owned three refined product terminals; one dry bulk product terminal; three railcar facilities; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units representing limited partner interests equal to approximately 21.7% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

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

        Rights of First Refusal.    On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated provides TransMontaigne Inc. a right of first refusal to purchase any assets that we propose to sell. Before we enter into any contract to sell such terminal or pipeline facilities to a third party, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price offered by the third party on the terms specified in the notice.

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

Terminaling Services Agreements

        Florida Terminals and Razorback Pipeline System Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014 for the Florida terminals and was set to expire on May 31, 2012 for the Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective November 7, 2011, Morgan Stanley Capital Group extended its minimum throughput commitment at our Mt. Vernon, Missouri and Rogers, Arkansas terminals to May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $37.0 million for the contract year ending May 31, 2012 (approximately $37.3 million for the contract year ending May 31, 2013); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling and transportation services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $35.4 million for the contract year ending December 31, 2012; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us an ethanol blending fee that in total equaled approximately $22.5 million.

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

        Collins/Purvis Terminaling Services Agreement—Morgan Stanley Capital Group.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire in July 2018, subject to one-year automatic renewals unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter.

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

        Midwest (Cushing) Terminaling Services Agreement—Morgan Stanley Capital Group.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to a five-year automatic renewal unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for the one-year period following the in-service date. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure on a leased portion of land to provide 1.0 million barrels of crude oil capacity, with estimated completion planned for the second quarter of 2012.

        If a force majeure event continues for 120 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Cushing terminal.

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

        Gulf Coast (Fisher Island) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2012. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $1.8 million for the contract year ending December 31, 2012. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

        Gulf Coast (Florida) Terminaling Services Agreement—Marathon.    We have a terminaling services agreement with Marathon regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities that will expire on April 30, 2016. Under the terms of the Terminaling Services Agreement, we are prohibited from placing into commercial service any new or converted asphalt storage capacity at our Florida facilities without Marathon's express written consent.

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

        Matamoros LPG Terminaling Services Agreement—TransMontaigne Inc.    We had a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that was terminated effective October 1, 2011. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that resulted in minimum throughput payments to us of approximately $0.5 million in 2011. The storage capacity under this agreement is now under contract with a third party.

        Oklahoma City Revenue Support Agreement—TransMontaigne Inc.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue to us of $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 158,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through January 31, 2014, for the utilization of the light oil storage capacity at the terminal.

        Uncertainty Relating to Certain Terminaling Relationships.    If the changing regulatory environment applicable to Morgan Stanley's or TransMontaigne Inc.'s commodities business were to result in changes to the manner in which they operate, such that they would be unable to renew our terminaling services agreements or utilize our terminals and facilities at current levels, we would need to seek new or expanded terminaling relationships with new customers or our other existing customers. We cannot be certain that we would be able to replace all of the revenues on account of capacity currently used by Morgan Stanley Capital Group and TransMontaigne Inc. at or prior to the termination of our current agreements.

        Other Terminaling Services Agreements.    We have additional terminaling service agreements with other customers at our terminal facilities for throughput and storage of refined products, crude oil and other products. These agreements include various minimum throughput commitments, storage commitments and other terms, including duration, which we negotiate on a case-by-case basis.

Operations and Reimbursement Agreement—Frontera Joint Venture

        Effective April 1, 2011, upon the formation of Frontera, we began providing operations and maintenance services to Frontera for a management fee that is based on our costs incurred. Our management agreement stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the year ended December 31, 2011, we recognized approximately $1.9 million of revenue related to this management agreement.

Terminals and Pipeline Control Operations

        The pipelines we own or operate are operated via geosynchronous satellite, wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

        The control center operates with System Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, engines, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipeline. Pump stations and meter-measurement points on the pipeline are linked by satellite or telephone communication systems for remote monitoring and control. In addition, our Brownsville, Texas and Collins, Mississippi facilities contain full back-up/redundant disaster recovery systems covering all of our SCADA systems.

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

        The DOT Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe that we are in material compliance with these OPS regulations.

        We also are subject to PHMSA regulation for High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigative measures exist. Through this program, we evaluated a range of threats to each pipeline segment's integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments.

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

        We currently own, lease, or operate numerous properties and facilities that for many years have been used for industrial activities, including refined product terminaling operations. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons, was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills).

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. We have agreed to indemnify TransMontaigne Inc. against environmental liabilities related to our facilities, to the extent these liabilities are not subject to TransMontaigne Inc.'s indemnification obligations. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.2 million and approximately $7.3 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $0.8 million and approximately $2.0 million.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2011 and that are associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The cap amount does not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.2 million and approximately $0.8 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that are associated with the ownership or operation of the Southeast Terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million, which cap amount does not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. believes its total remediation liability for the Southeast facilities will be between approximately $1.4 million and approximately $2.6 million.

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

        The FERC generally has not investigated interstate oil pipeline rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be reduced. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing, or actual agreements between shippers and us, we do not believe that FERC's regulations governing oil pipeline ratemaking would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to effectively prevent a pipeline company's ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

        On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC's new policy was subsequently challenged before the D.C. Circuit and on May 29, 2007, the D.C. Circuit denied the petitions for review with respect to the income tax allowance issues. As the FERC continues to apply this policy in individual cases, the ultimate impact remains uncertain. If the FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost-of-service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may affect the Razorback and Diamondback pipelines' ability to justify their rates if challenged in a protest or complaint.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 28, 2012, TransMontaigne Services Inc. had approximately 587 employees, of whom 316 provide services directly to us. As of February 28, 2012, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

  •
  the prices we obtain for our services;

  •
  the level of our operating costs and expenses, including payments to our general partner; and

  •
  prevailing economic conditions.

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

        We have terminaling services agreements that expire on various dates ranging from 2012 to 2018. After the expiration of each of these terminaling services agreements, the customers may elect not to continue to engage us to provide services. In addition, even if a customer does engage us, the terms of any renegotiated agreement may be less favorable than the agreement it replaces. In either case, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminaling services agreement. To the extent a customer does not extend or renew a terminaling services agreement, if we extend or renew such a terminaling services agreement on less favorable terms or if we must incur substantial costs in relation to a new or renegotiated terminaling services agreement, our financial condition and results of operations could be adversely affected.

         Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $250 million, which may be increased by up to an additional $100 million subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. At December 31, 2011, our outstanding borrowings were $120 million. At December 31, 2011, we have capital projects that currently are or will be under construction with estimated completion dates that extend through June 31, 2012, pursuant to which we expect to incur between $12 million and $15 million in remaining capital expenditures. We expect to fund these capital expenditures primarily with additional borrowings under our amended and restated senior secured credit facility. If we cannot obtain adequate financing to complete the approved capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley is a "bank holding company," due to its ownership of Morgan Stanley Bank, N.A., subject to consolidated supervision and regulation by the Board of Governors of the Federal Reserve System, or FRB, under the Bank Holding Company Act, or BHC Act. Morgan Stanley qualifies as a bank holding company that is a "financial holding company."

        As a financial holding company, Morgan Stanley will generally be able to engage in any activity that is financial in nature, incidental to a financial activity or complementary to a financial activity in conformance with the BHC Act. Under certain circumstances and with the approval of the Board of Governors of the FRB, any company that becomes a bank holding company may have up to five years to conform its existing activities and investments to the BHC Act. When a company becomes a financial holding company, the BHC Act grandfathers "activities related to the trading, sale or investment in commodities and underlying physical properties," provided that the financial holding company conducted any such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

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

        In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted. The Dodd-Frank Act contains various provisions that, among other things, affect financial firms, including financial holding companies, and amend various Bank Holding Company Act provisions that affect the restrictions and prohibitions on the activities and investments of financial holding companies. The FRB and other regulatory agencies are required to issue regulations that carry out the intent of the Dodd-Frank Act's provisions. Although many new regulations remain to be written and adopted to implement the Dodd-Frank Act, including the proposed "Volcker Rule," Morgan Stanley has informed us that, based upon its internal review, Morgan Stanley has not yet identified any provision under the Dodd-Frank Act nor the regulations adopted or to be adopted thereunder that would appear to change its conclusion at this time that all of our activities and investments are permissible under the BHC Act.

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

         Morgan Stanley has informed us that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose, which will severely constrain or curtail our ability to grow our business and could reduce the potential for increasing distributions on our common units, could adversely affect the tax characteristics of an investment in our units for some of our unitholders and could cause the market price of our units to decline.

        Morgan Stanley, which indirectly controls our general partner, informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a minority interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. As a result, we may not be able to add to our capital asset base quickly enough to prevent our tax depreciation from declining in the future, which could adversely affect the tax characteristics of an investment in our units for some of our unit holders as discussed under "Tax Risks," below, and could cause the market price of our units to decline.

        Morgan Stanley's decision regarding limitations on its approval of acquisitions or investments that we may propose is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act, or BHC Act, as amended by the Dodd-Frank Act, and consolidated supervision by the Board of Governors of the Federal Reserve System, or FRB, including uncertainty surrounding the application of regulations under the BHC Act affecting the acquisition and ownership of non-financial business activities. In particular, as a result of the Dodd-Frank Act (including the proposed Volcker Rule), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses and to limitations on engaging in new business activities which, in turn, affect TransMontaigne Partners by virtue of Morgan Stanley having control of our business activities through its indirect ownership of our general partner. The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative or regulatory changes, Morgan Stanley's ability to own and operate our general partner or its business strategies with respect to operating our general partner and TransMontaigne Partners may change significantly in ways that we cannot currently predict with certainty. We are currently unable to predict how the impact of Morgan Stanley's decision and such regulatory developments will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations. A sustained, material decrease in our ability to pursue opportunities for future growth could materially adversely affect the market price of our common units.

         Together, Morgan Stanley Capital Group and TransMontaigne Inc. are our largest customer and we receive a substantial majority of our revenue from them. Material changes to Morgan Stanley's commodities business, if any, as a result of the changing regulatory environment may have a material adverse impact on our business.

        Together, Morgan Stanley Capital Group and TransMontaigne Inc. are our largest customer and we receive a substantial majority of our revenue from them. As noted above, we and our general partner are subject to and affected by significantly revised and expanded regulation and supervision, and there is considerable uncertainty in this regulatory environment, including the interpretation of the Volcker Rule, as proposed in October 2011 and for which the comment period ended on February 13, 2012. We are unable to predict what the final version of the Volcker Rule will be or the impact it may have on Morgan Stanley's business, including its commodities business. Material changes to Morgan Stanley's commodities business, if any, resulting from the changing regulatory environment may have a material adverse impact on our business, financial condition and results of operations.

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

         If we do not make acquisitions or make acquisitions on economically acceptable terms, any future growth of our business will be limited and the price of our limited partnership units may be adversely affected.

        Our ability to grow has been dependent principally on our ability to make acquisitions that are attractive because they are expected to result in an increase in our quarterly distributions to unitholders. As discussed above, Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision will severely limit our ability to grow our business for the foreseeable future and may have an adverse effect on the price of our common units representing limited partnership interests or on the tax characteristics of an investment in our common units.

        To the extent Morgan Stanley approves any acquisition we may propose, our ability to acquire facilities will be based, in part, on divestitures of product terminal and transportation facilities by large industry participants. A material decrease in such divestitures could therefore limit our opportunities for future acquisitions.

        In addition, we may be unable to make attractive acquisitions for any of the additional following reasons, among others:

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

        Because most of our operating costs are fixed, any decrease in throughput volumes at our terminal facilities, would likely result not only in a decrease in our revenue, but also a decline in cash flow of a similar magnitude, which would adversely affect our results of operations, financial position and cash flows and may impair our ability to make quarterly distributions to our unitholders.

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

        Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those prevalent during the recent recessionary period, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers' ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

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

        On March 9, 2011, we entered into an amended and restated senior secured credit facility that replaced the senior secured credit facility in its entirety. Our amended and restated senior secured credit facility matures by its terms in March 2016. At December 31, 2011, we had outstanding borrowings of $120 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

  •
  Our general partner may use an amount, equal to $40.2 million as of December 31, 2011, which would not otherwise constitute operating surplus, in order to permit the payment of cash distributions, $12.1 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2011, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $10.5 million, an additional insurance reimbursement of approximately $3.3 million and $1.3 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The Omnibus Agreement expires on December 31, 2014, subject to our right to extend the agreement for an additional seven years if Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals. If we are unable to renew the Omnibus Agreement on terms that are satisfactory to us or if we are required to pay a higher administrative fee, our results of operations and financial condition could be adversely affected.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 29, 2012, affiliates of our general partner own approximately 22.1% of our aggregate outstanding common units representing limited partner interests.

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

        The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

        A publicly-traded partnership may be treated as a corporation for federal income tax purposes unless its gross income from its business activities satisfies a "qualifying income" requirement under U.S. tax code. Based upon our current operations, we believe that we qualify to be treated as a partnership for federal income tax purposes under these requirements. While we intend to continue to meet this gross income requirement, we may not find it possible to meet, or may inadvertently fail to meet, these requirements. If we do not meet these requirements for any taxable year, and the IRS does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter.

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

        Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the qualifying income requirements, affect or cause us to change our business activities, affect the tax considerations of an investment in a publicly traded partnership, including us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any current or future proposed federal income tax law changes will ultimately be enacted.

        In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2011, we recognized a liability of approximately $ 260,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

         Constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation, which may cause some unitholders recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

        Morgan Stanley, which indirectly controls our general partner, informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties, limiting additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. As a result, we may not be able to add to our capital asset base quickly enough to avoid our tax depreciation from declining in the future, which could cause some unitholders to recognize higher taxable income. The federal and state tax laws and regulations applicable to an investment in our units are complex and each investor's tax considerations are likely to be different from those of other investors, so it is impossible to state with certainty the impact of any change on any single investor or group of investors in our units. It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of an investment in our common units. Accordingly, each unitholder or prospective investor in our units is urged to consult with, and depend upon, their tax counsel or other advisor with regard to those matters.

        Nevertheless, adverse changes in investors' perception of the tax characteristics of an investment in our units could adversely affect market value of our units.

         If the sale or exchange of 50% or more of our capital and profit interests occurs within a 12-month period, we would experience a deemed termination of our partnership for federal income tax purposes.

        The sale or exchange of 50% or more of the partnership's units within a 12-month period would result in a deemed "technical" termination of our partnership for federal income tax purposes. Such an event would not terminate a unitholder's interest in the partnership, nor would it terminate the continuing business operations of the partnership. However, it would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income for future tax years. The partnership previously experienced a deemed "technical" termination for the period ending December 30, 2007, due to a change in our ownership structure effective December 31, 2007. If our partnership were deemed terminated for federal income tax purposes, this deferral of cost recovery deductions would impact each unitholder through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the year in which the partnership is deemed terminated and for subsequent years as a percentage of the cash distributed to the unitholder with respect to that period.

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

         Unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions.

        Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder's respective share of our taxable income, whether or not such unitholder receives cash distributions from us. Unitholders may not receive cash distributions from us equal to the unitholder's respective share of our taxable income or even equal to the actual tax liability that results from the unitholder's respective share of our taxable income.

         Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

        Investment in common partnership units by tax-exempt entities, such as individual retirement accounts, and non-United States persons raises tax issues unique to them. For example, the partnership's ordinary income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income, or UBTI, and may be taxable to them. Due to allocations of reportable tax items to unitholders being dependent on the date of each unitholder's purchase of our common units, we are not able to provide an estimate of a unitholder's UBTI prior to processing that unitholder's Schedule K-1. Distributions to non-United States persons are subject to withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

         Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

        In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file returns and pay state and local income tax in some or all of these jurisdictions, and unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders' responsibility to file all United States federal, state and local tax returns.

         We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

        Because we cannot match transferors and transferees of units, we adopt various conventions for administrative purposes (including depreciation and amortization positions) that may not conform in all aspects to existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder's tax returns.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On March 9, 2012, there were approximately 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2010 through March 31, 2010	$24.15	$29.12
April 1, 2010 through June 30, 2010(1)	$10.81	$31.50
July 1, 2010 through September 30, 2010	$28.90	$35.52
October 1, 2010 through December 31, 2010	$32.90	$37.00
January 1, 2011 through March 31, 2011	$33.81	$40.69
April 1, 2011 through June 30, 2011	$32.74	$37.78
July 1, 2011 through September 30, 2011	$29.65	$37.50
October 1, 2011 through December 31, 2011	$30.00	$36.90

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

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63

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

Common Unit Purchases for the quarter ended December 31, 2011

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2011.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	550	$32.88	550	1,140
November	550	$35.03	550	590
December	550	$30.56	550	40

	1,650	$32.82	1,650

        During the three months ended December 31, 2011, we purchased 1,650 common units, with approximately $54,200 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. Pursuant to the terms of the purchase program, we are currently purchasing up to approximately 6,600 common units annually. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of May 31, 2012; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2011.

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

MANAGEMENT OF TRANSMONTAIGNE PARTNERS

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities on our behalf. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and TransMontaigne Inc., through its wholly owned subsidiaries, controls our general partner. TransMontaigne Inc. is a wholly owned subsidiary of Morgan Stanley Capital Group. TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation. Under the Corporate Governance Guidelines adopted by the board of directors of our general partner, the board assesses, on an annual basis, the skills and characteristics that candidates for election to the board of directors should possess, as well as the composition of the board of directors as a whole. This assessment includes the qualifications under applicable independence standards and other standards applicable to the board of directors and its committees, as well as consideration of skills and experience in the context of the needs of the board of directors as a whole. Our general partner has no formal policy regarding the diversity of board members, but seeks to ensure that its board of directors collectively have the personal qualities to be able to make an active contribution to the board of directors' deliberations, which qualities may include relevant industry experience, financial management, reporting and control expertise and executive and operational management experience.

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

DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	54	Chairman of the Board
Charles L. Dunlap	68	Chief Executive Officer
Gregory J. Pound	59	President and Chief Operating Officer
Frederick W. Boutin	56	Executive Vice President, Chief Financial Officer and Treasurer
Erik B. Carlson	64	Executive Vice President and General Counsel
Ronald A. Majors	53	Senior Vice President, Business Development
Robert T. Fuller	42	Vice President and Chief Accounting Officer
Henry M. Kuchta	55	Director
Jerry R. Masters	53	Director, Chairman of Audit and Compensation Committees
Randall P. O'Connor	52	Director
David A. Peters	53	Director, Chairman of Conflicts Committee
Goran Trapp	49	Director
Jay A. Wiese	55	Director

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

        Robert T. Fuller has served as Vice President and Chief Accounting Officer of our general partner since January 2011 and as its Assistant Treasurer since February 2012. Prior to his employment with TransMontaigne Services Inc. in July of 2010, Mr. Fuller spent 13 years with KPMG LLP, departing as an Audit Senior Manager. Mr. Fuller has a BA in Political Science from Fort Lewis College and a Masters in Accounting from the University of Colorado.

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

        Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee, and as chair of the audit and compensation committees, of the board of directors of our general partner. Mr. Masters was asked to join the board of directors, in part, based on his executive management experience, his financial and accounting knowledge and because he qualified as an independent director. Mr. Masters is a private investor and also serves on the board of directors of Sandhills State Bank. From February 1991 to April 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external and internal financial reporting, budgeting and forecasting. From 1980 to 1991 Mr. Masters worked in the audit department of Deloitte & Touche LLP. Mr. Masters holds a B.S. in Business Administration from the University of Nebraska.

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

        Jay A. Wiese was elected as a director of our general partner on October 26, 2010, and serves as a member of the audit, conflicts and compensation committees of the board of directors of our general partner. Mr. Wiese was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director. From December 2006 to the present, Mr. Wiese has served as the Managing Member of Liberated Partners LLC, a global energy consulting business with a focus on client strategy, acquisitions, logistics, business development and operational analysis. From 1982 to October 2006, Mr. Wiese served in various senior management positions, including most recently Vice President, with Magellan Midstream Partners, L.P., where he had responsibility over Magellan Terminal Holdings in the areas of commercial and business development, acquisitions and operations. In March 2012, Mr. Wiese was appointed to the board of directors of Associated Asphalt, Inc., a private company engaged in the supply of liquid asphalt to the paving industry. Mr. Wiese holds a Bachelor of Science degree in Business from Oklahoma State University where Mr. Wiese is on the Foundation's Board of Governors and a member of the Investment Committee.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied, except that Messrs. Boutin, Carlson, Dunlap, Fuller, Majors and Pound inadvertently failed to timely report 69, 61,150, 9, 21 and 50 phantom units, respectively, granted to each on February 8, 2011. The phantom units were granted under the TransMontaigne Services Inc. savings and retention plan as a result of the quarterly distribution declared on our common units for the quarter ended December 31, 2010. In accordance with the savings and retention plan, in lieu of cash distributions in respect of phantom units, plan participants receive additional phantom units equal in value to the aggregate quarterly distribution allocable to the phantom units held by such participant.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has four members, Jerry R. Masters, David A. Peters, Henry M. Kuchta and Jay A. Wiese, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors of our general partner.

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

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which employees and independent directors of our general partner are granted equity-based awards, and (2) which reviews the allocation of grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors of our general partner has ratified and approved. Messrs. Masters, Peters and Wiese currently serve on the compensation committee.

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

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2011, we paid TransMontaigne Inc. an administrative fee of approximately $10.5 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2011, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as Chief Executive Officer ("CEO") of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan then in effect, on August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan.

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

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2011, elements of compensation for our executive officers consisted of the following:

  •
  Annual base salary;

  •
  Discretionary annual cash awards;

  •
  Long-term equity-based compensation; and

  •
  Other compensation, including very limited perquisites.

        We do not provide any perquisites to the executive officers of our general partner.

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2011, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives. Although neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne Inc.'s compensation program which are reasonably likely to have a material adverse effect on us.

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

COMPENSATION COMMITTEE Jerry R. Masters, Chair David A. Peters Jay A. Wiese

COMPENSATION OF DIRECTORS

        Employees of our general partner or its affiliates (including employees of Morgan Stanley and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one-for-one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner's directors for 2011.

Director Compensation Table for 2011

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Randall P. O'Connor(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Henry M. Kuchta	$30,000	$72,660	(2)	—	$102,660
Jay A. Wiese	$30,000	$72,660	(2)	—	$102,660
Jerry R. Masters	$30,000	$72,660	(2)	—	$102,660
David A. Peters	$30,000	$72,660	(2)	—	$102,660

(1)
Because Messrs. Munger, O'Connor and Trapp are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2011, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant-date fair value is equal to $36.33, the closing price of our unrestricted common units on March 31, 2011. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2011, Messrs. Masters and Peters each held 3,000 restricted phantom units, Mr. Kuchta held 2,500 restricted phantom units and Mr. Wiese held 1,500 restricted phantom units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 2011, Messrs. Masters, Wiese and Peters served on the compensation committee of our general partner. During 2011, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company's board of directors.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was subsequently amended and restated as of January 29, 2010 to revise certain age and length of service thresholds that had previously excluded a number of TransMontaigne Services Inc. employees, including the Chief Executive Officer, the President and the Executive Vice President, General Counsel of our general partner, from participation in the plan. The plan is administered by the compensation committee of TransMontaigne Inc. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Pursuant to the provisions of the amended and restated plan, once participating employees of TransMontaigne Services Inc. reach the age and length of service thresholds set forth below, subsequent annual awards are immediately vested and payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. In addition, the vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne Inc. or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne Inc. or its affiliates. For the awards granted under the plan in 2011, the Chief Executive Officer, President and Executive Vice President, General Counsel of our general partner have satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2011, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. For the year ended December 31, 2011, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2011, the compensation committee of the board of directors of our general partner awarded 8,000 restricted phantom units to the independent directors of our general partner under the plan.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 29, 2012, the long-term incentive plan permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 29, 2012, there were 1,582,914 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 29, 2012 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 29, 2012, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 29, 2012 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 14,457,066 limited partnership common units outstanding as of February 29, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 29, 2012 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,741,374	19.0%
Morgan Stanley(2)	462,858	3.2%
SteelPath Fund Advisors, LLC(3)	990,130	6.85
Kayne Anderson Capital Advisors, L.P.(4)	939,727	6.5%
Named Executive Officers
Frederick W. Boutin(5)(6)	45,330	*
Erik B. Carlson(5)(7)	45,451	*
Charles L. Dunlap(5)(8)	57,275	*
Robert Fuller(9)	—
Ronald A. Majors(9)	800	*
Gregory J. Pound(5)(10)	35,157	*
Directors
Henry M. Kuchta(11)	1,500	*
Jerry R. Masters(11)	25,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(11)	22,600	*
Goran Trapp	—	*
Jay A. Wiese(11)	500	*
All directors, director nominees and executive officers as a group (13 persons)	233,613	1.6%

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

(2)
Based on the Schedule 13D (Amendment No. 2) filed with the Securities and Exchange Commission on November 13, 2009 and information furnished by Morgan Stanley ("MS"). Morgan Stanley, in its capacity as parent company of, and indirect beneficial owner of securities held by Morgan Stanley Capital Group, Inc. ("MSCGI") (and through TransMontaigne Inc. and its subsidiaries), and Morgan Stanley Smith Barney ("MSSB"), may be deemed to beneficially own 3,204,232 common units, or approximately 22.2% of the outstanding common units. MSCGI may be deemed to beneficially own the 2,741,374 common units, indirectly held by TransMontaigne Services Inc. Morgan Stanley Strategic Investments, Inc. ("MSSI") beneficially owns 450,000 common units. MSSB has voting and/or dispositive power over certain shares of common units held in accounts of certain of its clients and customers and, as a result, may be deemed to beneficially own up to 12,858 common units. Each of MS and MSCGI may be deemed to have shared voting and dispositive power with respect to 2,741,374 common units beneficially owned by TransMontaigne Services Inc.; (ii) each of MS and MSSI may be deemed to have shared voting and dispositive power with respect to 450,000 common units beneficially owned by MSSI; and

  (iii) each of MS and MSSB may be deemed to have shared voting and/or dispositive power with respect to 12,858 common units beneficially owned by MSSB. The address of MS and MSSI, affiliates of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(3)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 13, 2012 by SteelPath Fund Advisors, LLC, SteelPath Capital Management, LLC, Gabriel Hammond and Stuart Cartner. SteelPath Fund Advisors, LLC reports having shared voting and shared dispositive power over 894,737 common units. SteelPath Capital Management, LLC reports having shared voting and shared dispositive power over 95,393 common units. Gabriel Hammond and Stuart Cartner are the Portfolio Managers with respect to portfolios managed by SteelPath Fund Advisors, LLC and SteelPath Capital Management, LLC, and as such are granted investment discretion with respect to such portfolios. Each of Messers. Hammond and Cartner report having shared voting and dispositive power over 990,130 common units. The address of each of SteelPath Fund Advisors, LLC, SteelPath Capital Management, LLC, Gabriel Hammond and Stuart Cartner is 2100 McKinney Avenue, Suite 1401, Dallas, Texas, 75201.

(4)
Based on Amendment No. 2 to the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Kayne Anderson Capital Advisors, L.P. and Mr. Kayne report having shared voting and shared dispositive power over the common units. The address of each of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(5)
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

(6)
Includes 9,897 phantom units awarded to Mr. Boutin under the TransMontaigne Services Inc. savings and retention plan.

(7)
Includes 14,451 phantom units awarded to Mr. Carlson under the TransMontaigne Services Inc. savings and retention plan.

(8)
Includes 35,719 phantom units awarded to Mr. Dunlap under the TransMontaigne Services Inc. savings and retention plan. Includes 500 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long-term incentive plan for his service as an independent director that will vest on March 31, 2012. Excludes 500 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting in annual installments, with the next and final vesting date March 31, 2013. Effective August 10, 2009, Mr. Dunlap was appointed to serve as Chief Executive Officer of our general partner and President and Chief Executive Officer of TransMontaigne Inc. As a result of these appointments, Mr. Dunlap ceased to qualify as an independent director and therefore tendered his resignation from the board of directors of our general partner, effective as of the same date. Excludes 20,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan in connection with the foregoing appointments that remain subject to continued vesting over two equal annual installments, with the next vesting date occurring on August 10, 2012.

(9)
Excludes 2,792 phantom units awarded to Mr. Fuller and 4,499 phantom units awarded to Mr. Majors pursuant to the TransMontaigne Services Inc. savings and retention plan. The phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Phantom units granted are subject to earlier vesting as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(10)
Includes 12,132 phantom units awarded to Mr. Pound under the TransMontaigne Services Inc. savings and retention plan.

(11)
Includes 2,000 restricted phantom units awarded to each of Messrs. Masters and Peters, 1,500 restricted phantom units awarded to Mr. Kuchta and 500 restricted phantom units awarded to Mr. Wiese, respectively, under the TransMontaigne Services Inc. long-term incentive plan that will vest on March 31, 2012. Excludes 500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2013. Excludes 1,000 restricted phantom units granted to each of Messrs. Masters, Peters and Kuchta under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2013. Excludes 1,500 restricted phantom units granted to each of Messrs. Masters, Peters, Kuchta and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	37,000	—	1,293,772

Total	37,000	—	1,293,772

(1)
At December 31, 2011, the long-term incentive plan permits the grant of awards covering an aggregate of 1,527,604 units, of which 233,832 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2012 fiscal year, a total of 1,816,745 units were made available for issuance under the plan, of which 1,582,912 units remain available for issuance under the plan as of February 29, 2012. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 13 to Notes to consolidated financial statements in Item 8 of this annual report.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 29, 2011, affiliates of Morgan Stanley, in the aggregate, owned a 23.7% interest in the partnership, consisting of 3,195,735 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

During the year ended December 31, 2011, we distributed approximately $12.1 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.
Payments to our general partner and its affiliates
For the year ended December 31, 2011, we paid Morgan Stanley and its affiliates an administrative fee of approximately $10.5 million with an additional insurance reimbursement of approximately $3.3 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.3 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, currently in the amount of $10.8 million;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, currently in the amount of $3.6 million;

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

        Payment of general and administrative services fee and reimbursement of direct expenses.    Pursuant to the omnibus agreement, for the year ended December 31, 2011, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.5 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2011 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $3.3 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling and services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2011, we reimbursed TransMontaigne Inc. approximately $22 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

        Rights of First Offer and First Refusal.    The omnibus agreement provided us with a right of first offer to purchase TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal and any assets acquired in an asset exchange transaction that replace the Pensacola assets. Effective March 1, 2011, we exercised this right and acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million.

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

 Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3.3
First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).
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

Exhibit Number	Description
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 13, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	March 13, 2012
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 13, 2012
/s/ ROBERT T. FULLER Robert T. Fuller	Vice President and Chief Accounting Officer	March 13, 2012
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 13, 2012
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	March 13, 2012
/s/ GORAN TRAPP Goran Trapp	Director	March 13, 2012

Name and Signature	Title	Date

/s/ HENRY M. KUCHTA Henry M. Kuchta	Director	March 13, 2012
/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 13, 2012
/s/ DAVID A. PETERS David A. Peters	Director	March 13, 2012
/s/ JAY A. WIESE Jay A. Wiese	Director	March 13, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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
3.3
First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).
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