Form 10-K/A
period 2011-12-31
TransMontaigne Partners L.P.
filed 2012-05-04
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

         The number of the registrant's common limited partner units outstanding on April 30, 2012 was 14,457,066.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "2011 Form 10-K/A") is being filed by TransMontaigne Partners L.P. ("TransMontaigne Partners" or, the "Company") to include audited financial statements for the year ended December 31, 2011, as well as the other information previously omitted, as described below, from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC") on March 13, 2012 (the "Original 2011 Form 10-K"). For the convenience of the reader, this Form 10-K/A sets forth TransMontaigne Partners' Original 2011 Form 10-K in its entirety, as amended by, and to reflect, the inclusion of Omitted Information and certain re-audited financial information, as described below.

        TransMontaigne Partners' Original 2011 Form 10-K omitted the Company's audited financial statements for the year ended December 31, 2011(the "2011 Audit") and related information, including "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risks," "Item 8. Financial Statements and Supplementary Data," "Item 9A. Controls and Procedures," "Item 14. Principal Accounting Fees and Services," "Exhibit 23.1" and complete certifications on "Exhibit 31.1," "Exhibit 31.2," "Exhibit 32.1" and "Exhibit 32.2" (collectively, such items and exhibits, the "Omitted Information").

        As previously disclosed in our Current Report on Form 8-K, filed with the SEC on December 21, 2011, as amended by our Current Report on Form 8-K/A, filed with the SEC on January 13, 2012, and the Original 2011 Form 10-K, the audit committee of our general partner dismissed KPMG LLP ("KPMG"), from its engagement as the principal accountant to audit the financial statements of TransMontaigne Partners on December 15, 2011. The dismissal of KPMG resulted from the determination that KPMG was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. Although KPMG was not independent with respect to TransMontaigne Partners, the audit committee and management of our general partner believe that the financial statements contained in those filings fairly present, in all material respects, the financial condition and results of operations of TransMontaigne Partners as of the end of and for the periods presented and may continue to be relied upon. In conjunction with our investigation of this matter, it was determined that our investors will receive a meaningful benefit from the reassurance that will be provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited (such re-audits collectively, the "Re-audits"), and by having the quarterly financial information that is contained in Note 18 of Notes to consolidated financial statements re-reviewed (such re-reviewed financial information, the "Re-reviews"), by Deloitte & Touche LLP ("Deloitte & Touche"), TransMontaigne Partners' new independent registered public accounting firm. The Re-audits and Re-reviews did not materially change the information previously reported in the Company's consolidated financial statements for any period presented, other than that the report of the Company's independent registered accounting firm included in the Re-audits has been made by Deloitte & Touche, rather than by KPMG.

        This Form 10-K/A has been signed as of the date of this Form 10-K/A and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of the date of this Form 10-K/A.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unitholder Information," "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. A copy of this annual report on Form 10-K/A, Amendment No. 1, (without exhibits) will be furnished without charge to any unitholder who sends a written request to our offices, addressed as follows: TransMontaigne Partners L.P., Attention: Investor Relations, 1670 Broadway, Suite 3100, Denver, Colorado 80202.

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

        TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers, distributors and industrial and commercial end users, delivering approximately 0.3 million barrels per day throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. Excluding the Northeast, TransMontaigne Inc. currently relies on us to provide integrated terminaling services to support its operations in these geographic regions.

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

  •
  Brownsville.  Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., or "PMI", an indirect subsidiary of Petroleos Mexicanos or "PEMEX", the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. We continue to own and operate approximately 0.9 million barrels of additional tankage in Brownsville independent of Frontera, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We operate a bi-directional refined products pipeline for PMI for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico. We also own and operate an LPG pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico which we refer to as the Diamondback pipeline. Our Matamoros terminal has approximately 7,000 barrels of aggregate active LPG storage capacity.

  •
  River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.5 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

  •
  Southeast.  Our Southeast facilities consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 10.0 million barrels.

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

        On July 19, 2011, we entered into agreements for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma. We will lease a portion of land in Cushing, Oklahoma and construct storage tanks and associated infrastructure on that property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. We have entered into a long-term services agreement with Morgan Stanley Capital Group Inc. for the use of the facility. Completion of the facility is planned for the second quarter of 2012.

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest and Southeast facilities
TransMontaigne Inc	Brownsville facilities
Valero Marketing and Supply Company	River and Brownsville facilities
Marathon Petroleum Company LLC	Gulf Coast facilities
PMI Trading Limited	Brownsville facilities

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

        River Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero that will expire on April 1, 2013. Pursuant to the terminaling services agreement, we agreed to provide Valero with approximately 1.1 million barrels of light refined product storage capacity, in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals. Valero also has a right to match any third- party offer to use any existing, new or converted light refined product storage capacity that we put into commercial service at any of the River terminals subject to this agreement. If Valero fails to exercise its right to match, it has the right to terminate the terminaling services agreement in its entirety or with respect to the applicable terminal.

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

        Matamoros LPG Terminaling Services Agreement—TransMontaigne Inc.    We had a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that was terminated effective October 25, 2011. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that resulted in minimum throughput payments to us of approximately $0.5 million in 2011. The storage capacity under this agreement is now under contract with a third party.

        Oklahoma City Revenue Support Agreement—TransMontaigne Inc.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue to us of approximately $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we agreed to provide TransMontaigne Inc. approximately 158,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through January 31, 2014, for the utilization of the light oil storage capacity at the terminal.

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

Operations and Reimbursement Agreement—Frontera Joint Venture

        Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the year ended December 31, 2011, we recognized approximately $1.9 million of revenue related to this operations and reimbursement agreement.

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

Safety and Maintenance

        We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion- inhibiting systems.

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

        Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to cleanup and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

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

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.2 million and approximately $0.8 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast Terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007. TransMontaigne Inc. believes its total remediation liability for the Southeast facilities will be between approximately $1.4 million and approximately $2.6 million.

        Under the purchase agreement for the Pensacola, Florida terminal, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

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

        Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third- party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this annual report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

        Our general partner believes that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to cleanup environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of our acquisition, our general partner believes that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of April 30, 2012, TransMontaigne Services Inc. had approximately 587 employees, of whom 316 provide services directly to us. As of April 30, 2012, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $250 million, which may be increased by up to an additional $100 million subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. At December 31, 2011, our outstanding borrowings were $120 million. At December 31, 2011, we have capital projects that currently are or will be under construction with estimated completion dates that extend through July 31, 2012, pursuant to which we expect to incur between $12 million and $15 million in remaining capital expenditures. We expect to fund these capital expenditures primarily with additional borrowings under our amended and restated senior secured credit facility. If we cannot obtain adequate financing to complete the approved capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

        Our general partner is an indirect wholly-owned subsidiary of Morgan Stanley Capital Group Inc., which, in turn, is a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley is a "bank holding company," due to its ownership of Morgan Stanley Bank, N.A., subject to consolidated supervision and regulation by the Board of Governors of the Federal Reserve System, or "FRB", under the Bank Holding Company Act, or "BHC Act". Morgan Stanley qualifies as a bank holding company that is a "financial holding company."

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

         Together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and we receive a substantial majority of our revenue from them. Material changes to Morgan Stanley's commodities business, if any, as a result of the changing regulatory environment may have a material adverse impact on our business.

        Together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and we receive a substantial majority of our revenue from them. As noted above, we and our general partner are subject to and affected by significantly revised and expanded regulation and supervision, and there is considerable uncertainty in this regulatory environment, including the interpretation of the Volcker Rule, as proposed in October 2011 and for which the comment period ended on February 13, 2012. We are unable to predict what the final version of the Volcker Rule will be or the impact it may have on Morgan Stanley's business, including its commodities business. Material changes to Morgan Stanley's commodities business, if any, resulting from the changing regulatory environment may have a material adverse impact on our business, financial condition and results of operations.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At April 30, 2012, affiliates of our general partner own approximately 22.1% of our aggregate outstanding common units representing limited partner interests.

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

        In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2011, we recognized a liability of approximately $260,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

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

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On April 30, 2012, there were approximately 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

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

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	550	$32.88	550	9,650
November	550	$35.03	550	9,100
December	550	$30.56	550	8,550

	1,650	$32.82	1,650

        During the three months ended December 31, 2011, we purchased 1,650 common units, with approximately $54,200 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of March 31, 2013; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 8,550 common units, in the aggregate, through the purchase program's scheduled termination date of March 31, 2013.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended December 31, 2011, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,
	2011(1)	2010	2009	unaudited 2008(2)	unaudited 2007(2)
	(dollars in thousands except per unit amounts)
Statement of Operations Data:
Revenue	$152,292	$150,899	$142,547	$138,140	$131,651
Direct operating costs and expenses	(64,498)	(64,696)	(64,968)	(61,850)	(60,686)
Direct general and administrative expenses	(4,703)	(3,159)	(3,242)	(4,138)	(2,991)
Allocated general and administrative expenses	(10,466)	(10,311)	(10,040)	(10,030)	(9,901)
Allocated insurance expense	(3,290)	(3,185)	(2,900)	(2,835)	(2,837)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,237)	(1,500)	(1,125)
Depreciation and amortization	(27,654)	(27,869)	(26,306)	(23,316)	(21,432)
Gain (loss) on disposition of assets, net	9,576	(765)	1	2	—
Impairment of goodwill	—	(8,465)	—	—	—
Equity in earnings of joint venture	113	—	—	—	—

Operating income	50,120	31,199	33,855	34,473	32,679
Other income (expense):
Interest income	1	8	7	38	214
Interest expense	(2,458)	(3,405)	(6,048)	(8,135)	(6,515)
Amortization of deferred financing costs	(1,055)	(598)	(598)	(599)	(1,236)
Foreign currency transaction gain (loss)	(88)	38	36	(179)	—

Net earnings	46,520	27,242	27,252	25,598	25,142
Less—earnings attributable to predecessor	—	—	—	—	(10,044)
Less—earnings allocable to general partner interest including incentive distribution rights	(4,415)	(3,017)	(2,451)	(2,226)	(757)

Net earnings allocable to limited partners	$42,105	$24,225	$24,801	$23,372	$14,341

Net earnings per limited partner unit—basic	$2.92	$1.69	$1.99	$1.88	$1.38

Net earnings per limited partner unit—diluted	$2.91	$1.68	$1.99	$1.88	$1.38

Other Financial Data:
Net cash provided by operating activities	$66,091	$65,336	$72,045	$53,488	$56,406
Net cash used in investing activities	$(18,566)	$(37,508)	$(37,742)	$(53,406)	$(155,550)
Net cash provided by (used in) financing activities	$(45,605)	$(29,056)	$(32,534)	$3,200	$97,286
Cash distributions declared per common unit attributable to the period	$2.48	$2.41	$2.36	$2.33	$1.99
Balance Sheet Data (at period end):
Property, plant and equipment, net	$431,782	$452,402	$459,598	$447,753	$417,827
Investment in joint venture	$25,875	$—	$—	$—	$—
Total assets	$514,104	$514,306	$515,535	$507,039	$460,818
Long-term debt	$120,000	$122,000	$165,000	$165,500	$132,000
Partners' equity	$351,876	$344,816	$303,125	$307,579	$312,830

(1)
The consolidated financial statements, effective April 1, 2011, include the impact of our contribution of approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera Brownsville joint venture in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest (see Note 3 of Notes to consolidated financial statements).

(2)
Based on the determination that our prior auditor, KPMG LLP, was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, we have accordingly marked those years not subject to audit by our new auditor, Deloitte & Touche LLP, as unaudited (see Significant Developments During the Year Ended December 31, 2011 contained in Item 7. for further discussion).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2011, our operations are composed of:

  •
  eight refined product terminals located in Florida, with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to Marathon, Morgan Stanley Capital Group, TransMontaigne Inc., other distribution and marketing companies and the United States government;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback pipeline, that currently transports gasoline and distillates for Morgan Stanley Capital Group from Mt. Vernon, Missouri to Rogers, Arkansas;

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

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 913,000 barrels that provides integrated terminaling services to TransMontaigne Inc., Valero and other distribution and marketing companies;

  •
  a 50/50 joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.4 million barrels that provides services to PMI Trading Ltd and other distribution and marketing companies;

  •
  one refined product terminal located in Matamoros, Mexico with aggregate active LPG storage capacity of approximately 7,000 barrels that provides integrated terminaling services to an affiliate of Pemex;

  •
  a pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, which we refer to as the Diamondback pipeline, that currently transports LPG for TransMontaigne Inc.;

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.5 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 10.0 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        The majority of our business is devoted to providing terminaling and transportation services to TransMontaigne Inc. and Morgan Stanley Capital Group. TransMontaigne Inc. and Morgan Stanley Capital Group, in the aggregate, accounted for approximately 69%, 68% and 65% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Midwest and Southeast regions. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals, and others. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. TransMontaigne Inc. and Morgan Stanley Capital Group currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, in Brownsville, Texas, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. Pursuant to the terms of terminaling services agreements we have executed with TransMontaigne Inc. and Morgan Stanley Capital Group, we expect to continue to derive a majority of our revenue from TransMontaigne Inc. and Morgan Stanley Capital Group for the foreseeable future.

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

REGULATORY MATTERS

        During 2008, Morgan Stanley, which indirectly controls our general partner, obtained the approval of the Board of Governors of the Federal Reserve System, or the FRB, to become a bank holding company, due to its ownership of Morgan Stanley Bank, N.A., subject to regulation as a financial holding company under the Bank Holding Company Act, or the BHC Act. As a result, Morgan Stanley has become subject to the consolidated supervision and regulation of the FRB under the BHC Act. In addition, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act was enacted. The Dodd-Frank Act contains various provisions that affect financial firms, including financial holding companies, and amends various existing laws, including the BHC Act, as amended and supplemented by the Dodd-Frank Act.

        As a financial holding company, Morgan Stanley is permitted to engage in any activity that is financial in nature, incidental to a financial activity, or complementary to a financial activity in conformance with the BHC Act. Under certain circumstances and with the approval of the FRB, any company that becomes a bank holding company may have up to five years to conform its existing activities and investments to the BHC Act. The BHC Act also grandfathers "activities of a financial holding company related to the trading, sale or investment in commodities and underlying physical properties" provided that the financial holding company conducted any of such type of activities as of September 30, 1997 and provided that certain other conditions are satisfied, which conditions Morgan Stanley has informed us are reasonably in the control of Morgan Stanley. In addition, the BHC Act permits the FRB to determine by regulation or order that certain activities are complementary to a financial activity and do not pose a risk to safety and soundness. The FRB has previously determined that a range of commodities activities are either financial in nature, incidental to a financial activity, or complementary to a financial activity.

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

        Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a minority interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. See Item 1A. "Risk Factors—Tax Risks" in this Form 10-K/A for further discussion.

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

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2011

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

        On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced the senior secured credit facility in its entirety and provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

        Effective April 1, 2011, we entered into the Frontera joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to Frontera in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We are operating the Frontera assets under an operations and reimbursement agreement executed between us and Frontera. We continue to own and operate approximately 0.9 million barrels of tankage in Brownsville independent of Frontera.

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

        On July 19, 2011, we announced that we had entered into agreements for the construction and operation of 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma. We have entered into a long-term terminaling services agreement with Morgan Stanley Capital Group for the use of the facility. Construction of the facility is expected to be completed in the second quarter of 2012. Anticipated cost of the project is less than $25 million.

        Effective October 18, 2011, we sold a 50% interest in the BOSTCO project for approximately $10.8 million to a subsidiary of Kinder Morgan Energy Partners, L.P. The consideration received was equivalent to 50% of our recorded investment in the project at the time of the sale, and, accordingly, no gain or loss was recognized.

        On October 17, 2011, we announced a distribution of $0.62 per unit for the period from July 1, 2011 through September 30, 2011, payable on November 8, 2011 to unitholders of record on October 31, 2011.

        On November 8, 2011, we reported that Morgan Stanley, which indirectly controls our general partner, had informed us that for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act, or BHC Act, and consolidated supervision by the Board of Governors of the Federal Reserve System, or FRB. In particular, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act (including the proposed Volcker Rule issued in October 2011), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses, and to new activities limitations. The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative and/or regulatory changes, Morgan Stanley's ability or business strategy to own and operate our general partner and to operate Partners may be adversely affected.

        Morgan Stanley determined that we could not continue to pursue the development of the BOSTCO project at such time as the Phase I construction commenced. Morgan Stanley informed us that its determination with respect to the BOSTCO project was the product of the same factors as led to Morgan Stanley's decision not to approve any "significant" acquisition or investment that we may propose. As demonstrated by Morgan Stanley's determination with respect to the BOSTCO project, we anticipate that Morgan Stanley's decision will significantly constrain our ability to grow our business as we have previously disclosed we were seeking to do. We cannot currently predict how Morgan Stanley's decision and any such regulatory developments will otherwise affect Morgan Stanley's commodities business or the growth or development of our business, our financial condition or results of operations, or how significant any such effects could be. Further discussion of the impact of this decision by Morgan Stanley and the potential impacts of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the BHC Act, as amended by the Dodd-Frank Act, and to consolidated supervision by the FRB are discussed in more detail in "Item 1A. Risk Factors".

        On November 8, 2011, we announced that Morgan Stanley Capital Group extended its minimum throughput commitment at our Mt. Vernon, Missouri and Rogers, Arkansas terminals from May 31, 2012 to May 31, 2014. As a result of this extension, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will result in minimum throughput payments to us of approximately $2.5 million for each contract year, plus additional revenue based on the volume of product shipped on the Razorback pipeline.

        On December 21, 2011, we disclosed that the audit committee of our general partner dismissed KPMG LLP from its engagement as the principal accountant to audit the financial statements of

TransMontaigne Partners L.P. effective December 15, 2011. The dismissal of KPMG resulted from the determination that KPMG was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. Although KPMG was not independent with respect to TransMontaigne Partners, the audit committee and management of our general partner believe that the financial statements contained in those filings fairly present, in all material respects, the financial condition and results of operations of TransMontaigne Partners as of the end of and for the periods presented and may continue to be relied upon. Nevertheless, it has been determined that our investors will receive a meaningful benefit from the reassurance provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, and by having the quarterly financial information contained in Note 18 of Notes to consolidated financial statements re-reviewed, by Deloitte & Touche LLP, TransMontaigne Partners' new independent accountant effective January 5, 2012.

        Effective December 29, 2011, as a result of Morgan Stanley's determination that we cannot continue to pursue the development of the BOSTCO project as discussed above, we sold our remaining 50% interest in the BOSTCO project to Kinder Morgan Energy Partners, L.P., or Kinder Morgan, for $18 million plus a transferrable option to buy 50% of Kinder Morgan's interest in the project at any time prior to January 20, 2013. At this time we are unable to predict whether we will be able to exercise, or be able to sell, this purchase option. The $18 million was equivalent to the amount we had recorded for our remaining 50% interest in the BOSTCO project and, accordingly, no gain or loss was recognized.

SUBSEQUENT DEVELOPMENTS

        On January 13, 2012, we announced a distribution of $0.63 per unit for the period from October 1, 2011 through December 31, 2011, payable on February 7, 2012 to unitholders of record on January 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.3% increase over the $0.61 per unit distribution declared for the fourth quarter of 2010.

        On April 16, 2012, we announced a distribution of $0.63 per unit for the period from January 1, 2012 through March 31, 2012, payable on May 8, 2012 to unitholders of record on April 30, 2012.

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

        Management Fees and Reimbursed Costs.    We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we managed and operated for another major oil company two terminals that are adjacent to our Collins, Mississippi and Bainbridge, Georgia facilities and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased these two terminals. Effective as of April 1, 2011, upon the formation of Frontera, we began providing operations and maintenance services to Frontera for a management fee based on our costs incurred.

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

        Useful Lives of Plant and Equipment.    We calculate depreciation using the straight-line method, based on estimated useful lives of our assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives that we believe to be reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation. Estimated useful lives are 15 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 25 years for equipment.

        Accrued Environmental Obligations.    At December 31, 2011, we have an accrued liability of approximately $2.9 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne Inc., TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne Inc., up to a maximum liability (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River terminals acquired on December 31, 2006, not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007 and not to exceed $2.5 million for the Pensacola terminal acquired on March 1, 2011) for these indemnification obligations.

        Goodwill.    Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 17 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand- alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units' fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2011. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). At December 31, 2011 we discounted the estimated net cash flows at an assumed market participant weighted average cost of capital of approximately 9.5%. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2011, our estimate of the fair value of our Brownsville terminals reporting unit exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2011 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals reporting unit was less than its carrying amount. The decline in the estimated fair value was attributable to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. Accordingly, management reduced its short and medium-term revenue forecasts related to these facilities, which resulted in an overall decline in the estimated future cash flows for the River terminals reporting unit. Given the estimated fair value of our River terminals was less than its carrying amount, we performed further analysis as required by generally accepted accounting principles. This resulted in a determination that goodwill for the River terminals reporting unit was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statements of operations for the year ended December 31, 2010. There is no longer any goodwill recorded related to the River terminals reporting unit (see Note 7 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Terminaling services fees, net	$116,353	$122,289	$118,024
Pipeline transportation fees	4,746	4,817	4,375
Management fees and reimbursed costs	3,899	2,161	2,124
Other	27,294	21,632	18,024

Revenue	$152,292	$150,899	$142,547

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$57,027	$54,729	$52,123
Midwest terminals and pipeline system	7,857	7,721	6,711
Brownsville terminals	19,850	24,222	22,258
River terminals	12,672	14,739	17,395
Southeast terminals	54,886	49,488	44,060

Revenue	$152,292	$150,899	$142,547

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

	Terminaling Services Fees, Net, by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$46,699	$46,508	$43,798
Midwest terminals and pipeline system	3,784	3,757	3,640
Brownsville terminals	9,133	15,709	14,755
River terminals	12,244	14,359	16,864
Southeast terminals	44,493	41,956	38,967

Terminaling services fees, net	$116,353	$122,289	$118,024

        The decrease in terminaling services fees, net for the year ended December 31, 2011 as compared to the year ended December 31, 2010 includes a decrease of approximately $6.9 million at our Brownsville terminals resulting from product storage capacity contributed to Frontera and a decrease of approximately $1.9 million at certain of our River terminals due to unsubscribed capacity. These decreases have been partially offset by an increase in terminaling service fees, net of approximately $2.3 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region.

        Included in terminaling services fees, net for the years ended December 31, 2011, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $77.6 million, $76.1 million and $69.7 million, respectively, and fees charged to TransMontaigne Inc. of approximately $3.5 million, $6.4 million and $7.0 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Firm commitments:
External customers	$32,744	$35,554	$36,341
Affiliates	81,190	82,651	77,633

Total	113,934	118,205	113,974

Variable:
External customers	2,585	4,230	4,870
Affiliates	(166)	(146)	(820)

Total	2,419	4,084	4,050

Terminaling services fees, net	$116,353	$122,289	$118,024

        At December 31, 2011, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2011 were as follows (in thousands):

At December 31, 2011
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$9,754
1 year or more, but less than 3 years remaining	52,389
3 years or more, but less than 5 years remaining	49,462
5 years or more remaining	2,329

Total firm commitments for the year ended December 31, 2011	$113,934

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

	Pipeline Transportation Fees by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,948	2,041	1,981
Brownsville terminals	2,798	2,776	2,394
River terminals	—	—	—
Southeast terminals	—	—	—

Pipeline transportation fees	$4,746	$4,817	$4,375

        Included in pipeline transportation fees for the years ended December 31, 2011, 2010 and 2009 are fees charged to Morgan Stanley Capital Group of approximately $1.9 million, $2.0 million and

$2.0 million, respectively, and TransMontaigne Inc. of approximately $2.8 million, $2.8 million and $2.4 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Prior to April 27, 2010, we also managed and operated for another major oil company two terminals that are adjacent to our Collins and Bainbridge terminals and received a reimbursement of their proportionate share of operating and maintenance costs. On April 27, 2010, we purchased these terminals. Effective as of April 1, 2011, upon the formation of Frontera, we began providing operations and maintenance services to Frontera for a management fee based on our costs incurred. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Management Fees and Reimbursed Costs by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$75	$103	$63
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	3,824	1,938	1,739
River terminals	—	—	—
Southeast terminals	—	120	322

Management fees and reimbursed costs	$3,899	$2,161	$2,124

        Included in management fees and reimbursed costs for the year ended December 31, 2011 are fees charged to Frontera of approximately $1.9 million.

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

	Principal Components of Other Revenue
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Product gains	$18,686	$12,755	$8,927
Steam heating fees	4,380	4,313	3,828
Product transfer services	1,110	1,342	766
Railcar handling	617	639	1,022
Other	2,501	2,583	3,481

Other revenue	$27,294	$21,632	$18,024

        For the years ended December 31, 2011, 2010 and 2009, we sold approximately 208,000, 172,000 and 130,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $118, $92 and $72 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2011 and 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $5.9 million and $3.0 million, respectively, representing our rebate liability.

        Included in other revenue for the years ended December 31, 2011, 2010 and 2009 are amounts charged to Morgan Stanley Capital Group of approximately $18.9 million, $14.1 million and $11.5 million, respectively, and TransMontaigne Inc. of approximately $0.1 million, $0.7 million and $0.2 million, respectively.

        The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$10,253	$8,118	$8,262
Midwest terminals and pipeline system	2,125	1,923	1,090
Brownsville terminals	4,095	3,799	3,370
River terminals	428	380	531
Southeast terminals	10,393	7,412	4,771

Other revenue	$27,294	$21,632	$18,024

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Wages and employee benefits	$22,410	$22,574	$21,370
Utilities and communication charges	7,973	8,032	7,642
Repairs and maintenance	20,614	20,633	23,952
Office, rentals and property taxes	6,562	7,055	6,307
Vehicles and fuel costs	1,448	1,353	1,050
Environmental compliance costs	3,264	3,203	3,319
Other	2,227	1,846	1,328

Direct operating costs and expenses	$64,498	$64,696	$64,968

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses by Business Segment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast terminals	$20,425	$22,115	$20,986
Midwest terminals and pipeline system	1,329	1,662	2,428
Brownsville terminals	12,746	12,740	11,916
River terminals	8,586	8,521	8,912
Southeast terminals	21,412	19,658	20,726

Direct operating costs and expenses	$64,498	$64,696	$64,968

        Direct general and administrative expenses of our operations include primarily accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $4.7 million, $3.2 million and $3.2 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 includes an increase of approximately $1.6 million in legal costs primarily associated with the formation of Frontera, increased costs associated with defending various legal proceedings and litigation arising in the ordinary course of business and public company disclosure obligations.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $10.5 million, $10.3 million and $10.0 million, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $3.3 million, $3.2 million and $2.9 million, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Depreciation and amortization expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $27.7 million, $27.9 million and $26.3 million, respectively.

        The accompanying consolidated financial statements for the year ended December 31, 2011 also include a gain of approximately $9.6 million recognized on the deconsolidation of assets transferred to the Frontera joint venture effective April 1, 2011 (see Note 3 of Notes to consolidated financial statements). The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in the joint venture.

        The accompanying consolidated financial statements for the year ended December 31, 2010 also include a goodwill impairment charge to operating income for approximately $8.5 million related to our River terminals reporting unit (see Note 7 of Notes to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements and distributions to unitholders, approved capital projects and approved future expansion, development and acquisition opportunities. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments and the potential impact of such decision is set forth under the captions "Item 1.A. Risk Factors" and "Regulatory Matters" as previously discussed in Item 7. We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders. We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our amended and restated senior secured credit facility, which replaced our existing senior secured credit facility effective March 9, 2011 (See Note 11 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities, if any, with borrowings under our amended and restated senior secured credit facility, we may raise funds through additional equity offerings and debt financing, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our amended and restated senior secured credit facility.

        Excluding acquisitions and investments, our capital expenditures for the year ended December 31, 2011 were approximately $27.5 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through July 31, 2012. At December 31, 2011, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $12 million to $15 million. We expect to fund our expansion capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted expansion capital projects include the following significant project:

Terminal	Description of project	Incremental storage capacity	Expected completion
		(in bbls)
Cushing, OK	Crude oil tank capacity	1,000,000	Mid-year 2012

        Our amended and restated senior secured credit facility that became effective March 9, 2011 provides for a maximum borrowing line of credit equal to $250 million. At December 31, 2011, our outstanding borrowings were $120 million. In addition, at our request, the maximum borrowings under the facility can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

        As a result of Morgan Stanley's October 2011 decision not to approve any "significant" acquisition or investment that we may propose for the foreseeable future, Morgan Stanley also determined that we could not continue to pursue the development of the BOSTCO project into the initial construction phase. As a result, on December 29, 2011 we sold our remaining interest in the BOSTCO project for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013. At this time we are unable to predict whether we will be able to exercise, or be able to sell, this purchase option. The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected in the accompanying consolidated financial statements, for the year ended December 31, 2011, in other current assets as amounts due from the sale of the BOSTCO project (see Note 5 of Notes to consolidated financial statements). Subsequent to the year ended December 31, 2011, we used the $18 million in cash proceeds to pay down outstanding borrowings under our amended and restated senior secured credit facility, bringing our outstanding borrowings down to approximately $102 million in early January 2012.

        As demonstrated by Morgan Stanley's determination with respect to the BOSTCO project, we anticipate that Morgan Stanley's decision will significantly constrain our ability to grow our business as we have previously disclosed we were seeking to do. We cannot currently predict how Morgan Stanley's decision and any such regulatory developments will otherwise affect Morgan Stanley's commodities business or the growth or development of our business, our financial condition or results of operations, or how significant any such effects could be. Further discussion of the impact of this decision by Morgan Stanley is set forth under the caption "Item 1A. Risk Factors," above.

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $329 million at December 31, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). On March 20, 2012, the Amended Facility was further amended to allow us to submit audited financial statements for the year ended December 31, 2011 to the administrative agent within 135 days after December 31, 2011. For each year thereafter, we will be required to submit the audited financial statements within the customary 90 days after year end. The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a defined financial performance measure within the Amended Facility known as "Consolidated EBITDA." The calculation of the "total leverage ratio" and "interest coverage ratio" contained in the Amended Facility is as follows (in thousands, except ratios):

	Three months ended
					Twelve months ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$19,568	$14,746	$16,445	$18,509	$69,268
Consolidated funded indebtedness					$120,000
Total leverage ratio					1.73x
Consolidated EBITDA for the interest coverage ratio	$19,568	$14,746	$16,445	$18,509	$69,268
Consolidated interest expense, as stipulated in the credit facility(1)	$1,199	$1,075	$670	$763	$3,707
Interest coverage ratio					18.69x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$19,568	$14,746	$16,445	$18,509	$69,268
Consolidated interest expense(1)	(1,199)	(1,075)	(670)	(763)	(3,707)
Amortization of deferred revenue	(1,104)	(1,134)	(1,134)	(1,136)	(4,508)
Amounts due under long-term terminaling services agreements, net	(108)	(187)	(119)	(165)	(579)
Change in operating assets and liabilities	(2,432)	6,953	(996)	2,092	5,617

Cash flows provided by operating activities	$14,725	$19,303	$13,526	$18,537	$66,091

(1)
Consolidated interest expense used in the calculation of the interest coverage ratio does not include approximately $1.3 million of non-cash unrealized gains recognized as a reduction to interest expense for financial statement reporting purposes. The gains represent changes in the fair value of our interest rate swap (see Note 9 of Notes to consolidated financial statements). Our interest rate swap agreement expired in June 2011.

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2011 are as follows (in thousands):

	Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Additions to property, plant and equipment under contract	$20,539	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,473	1,438	1,456	1,454	1,464	4,783
Long-term debt	—	—	—	—	120,000	—
Interest expense on debt(1)	2,760	2,760	2,760	2,760	514	—

Total contractual obligations to be settled in cash	$24,772	$4,198	$4,216	$4,214	$121,978	$4,783

(1)
Assumes that our outstanding long-term debt at December 31, 2011 remains outstanding until its maturity date under the amended and restated senior secured credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2011, which is 2.30% per year.

        Off-Balance Sheet Arrangements.    At December 31, 2011 our outstanding letters of credit were $nil.

        See Notes 2, 9, 10, 11, 13 and 14 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

        We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our amended and restated senior secured credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2011, we had outstanding borrowings of $120 million under our amended and restated senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2011 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $1.2 million.

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

        For the years ended December 31, 2011, 2010 and 2009, we sold approximately 208,000, 172,000 and 130,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $118, $92 and $72 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2012 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
May 3, 2012

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,138	$5,353
Trade accounts receivable, net	4,271	5,998
Due from affiliates	3,906	4,150
Other current assets	22,768	7,013

Total current assets	38,083	22,514
Property, plant and equipment, net	431,782	452,402
Goodwill	8,716	16,232
Investment in joint venture	25,875	—
Other assets, net	9,648	23,158

	$514,104	$514,306

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,936	$9,931
Due to affiliates	—	168
Accrued liabilities	19,924	19,642

Total current liabilities	27,860	29,741
Other liabilities	14,368	17,749
Long-term debt	120,000	122,000

Total liabilities	162,228	169,490

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at December 31, 2011 and 2010)	296,052	289,632
General partner interest (2% interest with 295,042 equivalent units outstanding at December 31, 2011 and 2010)	56,490	55,533
Accumulated other comprehensive loss	(666)	(349)

Total partners' equity	351,876	344,816

	$514,104	$514,306

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Revenue:
External customers	$45,576	$48,787	$49,697
Affiliates	106,716	102,112	92,850

Total revenue	152,292	150,899	142,547

Operating costs and expenses and other:
Direct operating costs and expenses	(64,498)	(64,696)	(64,968)
Direct general and administrative expenses	(4,703)	(3,159)	(3,242)
Allocated general and administrative expenses	(10,466)	(10,311)	(10,040)
Allocated insurance expense	(3,290)	(3,185)	(2,900)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,237)
Depreciation and amortization	(27,654)	(27,869)	(26,306)
Gain (loss) on disposition of assets	9,576	(765)	1
Impairment of goodwill	—	(8,465)	—
Equity in earnings of joint venture	113	—	—

Total operating costs and expenses and other	(102,172)	(119,700)	(108,692)

Operating income	50,120	31,199	33,855
Other income (expenses):
Interest income	1	8	7
Interest expense	(2,458)	(3,405)	(6,048)
Amortization of deferred financing costs	(1,055)	(598)	(598)
Foreign currency transaction gain (loss)	(88)	38	36

Total other expenses, net	(3,600)	(3,957)	(6,603)

Net earnings	46,520	27,242	27,252
Less—earnings allocable to general partner interest including incentive distribution rights	(4,415)	(3,017)	(2,451)

Net earnings allocable to limited partners	$42,105	$24,225	$24,801

Net earnings per limited partner unit—basic	$2.92	$1.69	$1.99

Net earnings per limited partner unit—diluted	$2.91	$1.68	$1.99

Weighted average limited partner units outstanding—basic	14,442	14,363	12,438

Weighted average limited partner units outstanding—diluted	14,457	14,379	12,441

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity and comprehensive income

(Dollars in thousands)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive loss	Total
Balance January 1, 2009	$249,264	$4,449	$54,450	$(584)	$307,579
Distributions to unitholders	(24,514)	(4,900)	(2,467)	—	(31,881)
Deferred equity-based compensation related to restricted phantom units	213	—	—	—	213
Purchase of 6,885 common units by our long-term incentive plan	(153)	—	—	—	(153)
Issuance of 3,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Conversion of 2,491,699 subordinated units into common units	2,719	(2,719)	—	—	—
Net earnings for year ended December 31, 2009	21,631	3,170	2,451	—	27,252
Foreign currency translation adjustments	—	—	—	115	115

Comprehensive income					27,367

Balance December 31, 2009	249,160	—	54,434	(469)	303,125

Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	—	1,093	—	1,093
Distributions to unitholders	(34,567)	—	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	—	3,017	—	27,242
Foreign currency translation adjustments	—	—	—	120	120

Comprehensive income					27,362

Balance December 31, 2010	289,632	—	55,533	(349)	344,816

Distributions to unitholders	(35,575)	—	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	—	4,415	—	46,520
Foreign currency translation adjustments	—	—	—	(317)	(317)

Comprehensive income					46,203

Balance December 31, 2011	$296,052	$—	$56,490	$(666)	$351,876

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net earnings	$46,520	$27,242	$27,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,654	27,869	26,306
Loss (gain) on disposition of assets	(9,576)	765	(1)
Equity in earnings of joint venture	(113)	—	—
Distributions received from joint venture	852	—	—
Deferred equity-based compensation	419	385	213
Amortization of deferred financing costs	1,055	598	598
Amortization of deferred revenue	(4,508)	(3,817)	(2,461)
Amounts due under long-term terminaling services agreements, net	(579)	(7)	(1,466)
Unrealized (gain) loss on derivative instrument	(1,250)	(1,440)	562
Impairment of goodwill	—	8,465	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	2,083	319	377
Due from affiliates	1,497	2,248	18,069
Other current assets	2,188	738	1,174
Trade accounts payable	(1,580)	692	3,684
Due to affiliates	(89)	(32)	896
Accrued liabilities	1,518	1,311	(3,158)

Net cash provided by operating activities	66,091	65,336	72,045

Cash flows from investing activities:
Acquisition of terminal facilities	(12,781)	(1,633)	—
Additions to investment in BOSTCO project	(13,682)	(15,134)	—
Additions to property, plant and equipment—expansion of facilities	(19,677)	(18,156)	(30,245)
Additions to property, plant and equipment—maintain existing facilities	(7,814)	(7,675)	(7,468)
Contributions to joint venture	(1,021)	—	—
Proceeds in return for contribution of assets to joint venture	25,593	—	—
Proceeds from sale of assets	10,816	5,181	2
Other	—	(91)	(31)

Net cash used in investing activities	(18,566)	(37,508)	(37,742)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	50,971	—
Contribution of cash by TransMontaigne GP	—	1,093	—
Borrowings of debt under credit facility	80,343	53,000	51,500
Repayments of debt under credit facility	(82,343)	(96,000)	(52,000)
Deferred debt issuance costs	(3,575)	—	—
Distributions paid to unitholders	(39,501)	(37,578)	(31,881)
Purchase of common units by our long-term incentive plan and from affiliate	(529)	(542)	(153)

Net cash used in financing activities	(45,605)	(29,056)	(32,534)

Increase (decrease) in cash and cash equivalents	1,920	(1,228)	1,769
Foreign currency translation effect on cash	(135)	13	4
Cash and cash equivalents at beginning of period	5,353	6,568	4,795

Cash and cash equivalents at end of period	$7,138	$5,353	$6,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,865	$5,258	$6,769

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At December 31, 2011, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $10.5 million, $10.3 million and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $3.3 million, $3.2 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2011, 2010 and 2009, we recognized revenue of approximately $18.7 million, $12.8 million and $8.9 million, respectively, for net product gained. Within these amounts, approximately $16.8 million, $12.1 million and $8.6 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

(d)   Cash and cash equivalents

        We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e)   Property, plant and equipment

        Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 25 years for terminals and pipelines, and 3 to 25 years for furniture, fixtures and equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Repairs and maintenance are expensed as incurred.

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value.

(f)    Investment in joint venture

        Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC or "Frontera", in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement executed between us and Frontera. All significant decisions affecting the business are decided by PMI and us based upon our respective 50% ownership interests.

        We account for our investment in Frontera, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at fair value on the acquisition date, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses and distributions received from Frontera. We evaluate our equity method investment for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that are associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that are associated with the ownership or operation of the Brownsville and River terminals prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before December 31, 2012 and that are associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

(h)   Asset retirement obligations

        Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Generally accepted accounting principles require that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation. If and when it is determined that a legal obligation has been incurred, the fair value of the liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long-lived assets include above-ground storage facilities and underground pipelines. We are unable to predict if and when these long-lived assets will become completely obsolete and require dismantlement. We have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We did not have any derivative instruments at December 31, 2011. At December 31, 2010, our derivative instruments were limited to an interest rate swap. We did not designate this interest rate swap as a hedge and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of operations as a component of interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

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

        Partners accounts for U.S. state income taxes and Mexican federal and provincial income taxes under the asset and liability method pursuant to generally accepted accounting principles. Currently, Mexican federal and provincial income taxes and U.S. state income taxes are not material.

(m)  Net earnings per limited partner unit

        Generally accepted accounting principles address the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. Any excess of distributions over earnings are allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest for the period represents distributions attributable to the period on behalf of the general partner interest and any incentive distribution rights less the excess of distributions over earnings allocated to the limited partners (see Note 15 of Notes to consolidated financial statements). Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of the earnings allocable to the general partner interest including incentive distribution rights.

(n)   Reclassification and correction of prior period amounts

        Certain prior year amounts have been changed to conform to the current year's presentation. Within the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2010 and 2009, the net borrowings and repayments of debt under our credit facility have been recast to reflect the gross amount of borrowings and the gross amount of repayments. In addition, within the consolidated statements of operations for the years ended December 31, 2010 and 2009, the unrealized gains on our derivative instrument have been reclassified to interest expense. These changes in presentation had no impact on previously reported amounts of net earnings or partners' equity.

(2) TRANSACTIONS WITH AFFILIATES

        Constraints on expansion.    Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act and consolidated supervision by the Board of Governors of the Federal Reserve System. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a minority interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2012, the annual administrative fee payable to TransMontaigne Inc. will be approximately $10.8 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2012, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $3.6 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the year ending December 31, 2012, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.3 million.

        The omnibus agreement provided us with a right of first offer to purchase all of TransMontaigne Inc.'s and its subsidiaries' right, title and interest in the Pensacola, Florida refined petroleum products terminal. We exercised this right effective March 1, 2011 and purchased the Pensacola terminal for cash consideration of approximately $12.8 million (see Note 3 of Notes to consolidated financial statements).

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

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

        In connection with our acquisition of the Brownsville, Texas and River terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011, and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

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

        Terminaling services agreement—Florida terminals and Razorback pipeline system.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014 for the Florida terminals and was set to expire on May 31, 2012 for the Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective November 7, 2011,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

Morgan Stanley Capital Group extended its minimum throughput commitment at our Mt. Vernon, Missouri and Rogers, Arkansas terminals to May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $37.0 million for the contract year ending May 31, 2012 (approximately $37.3 million for the contract year ending May 31, 2013); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Revenue support agreement—Oklahoma City terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of approximately $0.8 million per year. If TransMontaigne Inc. fails to

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we will agree to provide TransMontaigne Inc. approximately 158,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through January 31, 2014 for the utilization of the light oil storage capacity at the terminal.

        Terminaling services agreement—Cushing terminal.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire seven years following the in-service date of certain tank capacity and other improvements to be constructed by us, subject to a five-year automatic renewal unless terminated by either party upon 180 days notice prior to the end of the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for the one-year period following the in-service date. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure on a leased portion of land to provide 1,000,000 barrels of crude oil capacity, with estimated completion planned for the second quarter of 2012.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Terminaling services agreement—Matamoros LPG.    We had a terminaling services agreement with TransMontaigne Inc. relating to our natural gas liquids storage facility in Matamoros, Mexico that was terminated effective October 25, 2011. Under this agreement, TransMontaigne Inc. agreed to throughput a volume of natural gas liquids that resulted in minimum throughput payments to us of approximately $0.5 million in 2011. The storage capacity under this agreement is now under contract with a third party.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the year ended December 31, 2011, we recognized approximately $1.9 million of revenue related to this operations and reimbursement agreement.

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $35.4 million for the contract year ending December 31, 2012; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals. Under this agreement we also agreed to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us a lump-sum ethanol blending fee that in total equaled approximately $22.5 million.

        If a force majeure event occurs that renders performance impossible with respect to an asset for at least 30 consecutive days, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(2) TRANSACTIONS WITH AFFILIATES (Continued)

results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group's minimum revenue commitment would be reduced proportionately for the duration of the force majeure event.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent.

        Terminaling services agreement—Collins/Purvis terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire in July 2018, subject to one-year automatic renewals unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter.

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

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Contribution of certain Brownsville, Texas terminal assets to the Frontera joint venture.    Effective as of April 1, 2011, we entered into the Frontera joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("Pemex"), the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to Frontera in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement executed between us and Frontera. We continue to own and operate approximately 0.9 million barrels of tankage in Brownsville independent of Frontera.

        The assets contributed to Frontera constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the accompanying consolidated statement of operations for the year ended December 31, 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

retained in Frontera. At the time of our contribution of assets to Frontera, the carrying amount of the contributed assets was approximately $41.6 million and consisted of the following as of April 1, 2011 (in thousands):

Other current assets	$98
Property, plant and equipment, net	33,244
Goodwill	7,481
Other assets, net—customer relationships, net	787

Total carrying amount	$41,610

        We account for our investment in Frontera, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment was initially recorded at the fair value of our 50% ownership interest on April 1, 2011.

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

        The carryover basis in the assets and liabilities of the Pensacola terminal as of March 1, 2011 was as follows (in thousands):

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

        Acquisition of Collins and Bainbridge terminals.    On April 27, 2010, we purchased from BP Products North America Inc. ("BP"), two refined product terminals with approximately 60,000 barrels and 110,000 barrels of aggregate active storage capacity in Collins, Mississippi and Bainbridge, Georgia, respectively, for cash consideration of approximately $1.6 million. We previously managed and operated these two refined product terminals that are adjacent to our Collins and Bainbridge terminals and received a reimbursement of their proportionate share of operating and maintenance costs. These two

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

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

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Trade accounts receivable	$4,471	$6,308
Less allowance for doubtful accounts	(200)	(310)

	$4,271	$5,998

        The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period
2011	$310	$—	$(110)	$200
2010	$394	$—	$(84)	$310
2009	$439	$—	$(45)	$394

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Morgan Stanley Capital Group	65%	61%	58%

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2011	December 31, 2010
Amounts due from insurance companies	$2,695	$4,102
Amounts due from the sale of the BOSTCO project	18,000	—
Additive detergent	1,812	1,754
Deposits and other assets	261	1,157

	$22,768	$7,013

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2011 and December 31, 2010, we have recognized amounts due from insurance companies of approximately $2.7 million and $4.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2011, we received reimbursements from insurance companies of approximately $1.4 million.

        Amounts due from the sale of the BOSTCO project.    On December 29, 2011 we sold our remaining interest in the BOSTCO project for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013. The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected as amounts due at December 31, 2011 (see Note 8 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2011	December 31, 2010
Land	$52,641	$50,527
Terminals, pipelines and equipment	524,346	517,098
Furniture, fixtures and equipment	1,507	1,353
Construction in progress	8,745	16,391

	587,239	585,369
Less accumulated depreciation	(155,457)	(132,967)

	$431,782	$452,402

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2011	December 31, 2010
Brownsville terminals (includes approximately $75 and $40, respectively, of foreign currency translation adjustments)	$8,716	$16,232

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

        Effective as of April 1, 2011, we entered into the Frontera joint venture with PMI. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to Frontera in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We continue to own and operate approximately 0.9 million barrels of tankage in Brownsville independent of Frontera (see Note 3 of Notes to consolidated financial statements). The assets contributed to Frontera constitute a business that we no longer control. As a result, at the time of our contribution of assets to Frontera, the approximate $7.5 million carrying amount of goodwill associated with the contributed assets was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the contributed assets and the portion of Brownsville assets retained by us independent of Frontera. The fair value of the contributed assets was determined based on the cash payment made by PMI to acquire a 50% interest in Frontera multiplied by two. The fair value of the assets retained in Brownsville independent of Frontera was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(7) GOODWILL (Continued)

        At December 31, 2011, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2011 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2011 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals was less than its carrying amount. The decline in the estimated fair value was attributable primarily to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. This resulted in a determination that goodwill for the River terminals reporting unit, as of December 31, 2010, was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statement of operations for the year ended December 31, 2010. Subsequent to December 31, 2010, there was no longer any goodwill recorded related to the River terminals reporting unit.

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2011	December 31, 2010
Amounts due under long-term terminaling services agreements:
External customers	$760	$749
Morgan Stanley Capital Group	4,146	4,028

	4,906	4,777
Deferred financing costs, net of accumulated amortization of $561 and $3,032, respectively	3,119	598
Customer relationships, net of accumulated amortization of $1,080 and $1,336, respectively	1,350	2,363
Investment in BOSTCO project	—	15,134
Deposits and other assets	273	286

	$9,648	$23,158

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2011 and 2010, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.9 million and $4.8 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(8) OTHER ASSETS, NET (Continued)

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 11 of Notes to consolidated financial statements).

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years. Expected amortization expense for the customer relationships as of December 31, 2011 is as follows (in thousands):

	Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$203	$203	$203	$203	$203	$335

        Investment in BOSTCO project.    On November 18, 2010, we acquired approximately 190 acres of undeveloped land on the Houston Ship Channel for the purpose of designing and developing an approximately 6.5 million barrel black oil storage terminal (the "BOSTCO project"). At December 31, 2010, our total costs incurred to acquire and prepare the land for its future development were approximately $15.1 million. Upon our initial acquisition of the land, we had planned to identify and partner with others to construct and operate the BOSTCO project. On October 18, 2011, we sold a 50% interest in the BOSTCO project for approximately $10.8 million to a subsidiary of Kinder Morgan Energy Partners, L.P., or Kinder Morgan. The consideration received was equivalent to 50% of our recorded investment in the BOSTCO project at the time of the sale, and, accordingly, no gain or loss was recognized.

        Around the same time we sold a 50% interest in the BOSTCO project, Morgan Stanley, which indirectly controls our general partner, informed us that it would not, for the foreseeable future, approve our continued participation in the project at such time as the terminal construction is commenced. It was as a result of this development that on December 29, 2011 we decided to sell our remaining 50% interest in the BOSTCO project to Kinder Morgan for $18 million plus a transferrable option to buy 50% of Kinder Morgan's interest in the project at any time prior to January 20, 2013. The $18 million was equivalent to the amount we had recorded for our remaining 50% interest in the BOSTCO project and, accordingly, no gain or loss was recognized. At this time we are unable to predict whether we will be able to exercise the purchase option or be able to sell the option, accordingly, no amount for the value of this option has been reflected in our financial statements due to the uncertainty surrounding this gain contingency. The $18 million of cash consideration for the sale of the remaining interest in BOSTCO was not received by us until January 3, 2012, and at December 31, 2011 is reflected in other current assets as amounts due from the sale of the BOSTCO project (see Note 5 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Customer advances and deposits:
External customers	$1,364	$939
Morgan Stanley Capital Group	6,378	5,736

	7,742	6,675
Accrued property taxes	558	532
Accrued environmental obligations	2,887	5,085
Interest payable	48	204
Rebate due to Morgan Stanley Capital Group	5,877	3,011
Unrealized loss on derivative instrument	—	1,250
Accrued expenses and other	2,812	2,885

	$19,924	$19,642

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2011 and 2010, we have billed and collected from certain of our customers approximately $7.7 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At December 31, 2011 and 2010, we have accrued environmental obligations of approximately $2.9 million and $5.1 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2011, we made payments of approximately $1.8 million towards our environmental remediation obligations. During the year ended December 31, 2011, we decreased our remediation obligations by approximately $0.4 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2011 and 2010, we have accrued a liability due to Morgan Stanley Capital Group of approximately $5.9 million and $3.0 million, respectively. During the three months ended March 31, 2011, we paid Morgan Stanley Capital Group approximately $3.0 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2010.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(9) ACCRUED LIABILITIES (Continued)

During the years ended December 31, 2011, 2010 and 2009, we recognized net payments to the counterparty in the amount of approximately $1.3 million, $2.8 million and $2.6 million, respectively, as an adjustment to interest expense. At December 31, 2011 and 2010, the fair value of the interest rate swap was $nil and approximately $1.3 million, respectively. Changes in the fair value of the interest rate swap have also been recognized as an adjustment to interest expense. During the years ended December 31, 2011 and 2010, we recognized unrealized gains of approximately $1.3 million and $1.5 million, respectively, as an adjustment to interest expense. During the year ended December 31, 2009, we recognized an unrealized loss of approximately $0.6 million as an adjustment to interest expense.

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Advance payments received under long-term terminaling services agreements:
External customers	$1,121	$1,139
Morgan Stanley Capital Group	—	432

	1,121	1,571
Deferred revenue—ethanol blending fees and other projects	13,247	16,178

	$14,368	$17,749

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2011 and 2010, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.6 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have agreed to pay us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2011 and 2010, we have unamortized deferred revenue of approximately $13.2 million and $16.2 million, respectively, for completed projects. During the years ended December 31, 2011, 2010 and 2009, we billed Morgan Stanley Capital Group and others approximately $1.5 million, $4.3 million, and $14.6 million, respectively, for completed projects. During the years ended December 31, 2011, 2010 and 2009, we recognized revenue on a straight-line basis of approximately $4.5 million, $3.8 million and $2.5 million, respectively, for completed projects.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(11) LONG-TERM DEBT

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $329 million at December 31, 2011). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). On March 20, 2012, the Amended Facility was further amended to allow us to submit audited financial statements for the year ended December 31, 2011 to the administrative agent within 135 days after December 31, 2011. For each year thereafter, we will be required to submit the audited financial statements within the customary 90 days after year end. The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the financial covenants under the Amended Facility as of December 31, 2011.

        For the years ended December 31, 2011, 2010 and 2009, the weighted average interest rate on borrowings under the applicable credit facility was approximately 3.3%, 4.2% and 3.6%, respectively. Weighted average interest rates include any net settlements received or paid under our interest rate swap, which was applicable during 2009, 2010 and the first six months of 2011, expiring in June 2011 (see Note 9 of Notes to consolidated financial statements). At December 31, 2011 and 2010, our outstanding borrowings under the applicable credit facility were $120 million and $122 million, respectively. At December 31, 2011 and 2010, our outstanding letters of credit were $nil at both dates.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	Subordinated units	General partner units
Units outstanding at January 1, 2009	9,952,867	2,491,699	253,971
Conversion of subordinated units to common units	2,491,699	(2,491,699)	—

Units outstanding at December 31, 2009	12,444,566	—	253,971
Public offering of common units	2,012,500	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—	41,071

Units outstanding at December 31, 2010 and 2011	14,457,066	—	295,042

        At December 31, 2011 and 2010, common units outstanding include approximately 16,900 and 14,600 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        Prior to the expiration of the subordination period or the earlier conversion of the subordinated units following satisfaction of the financial tests set forth in the partnership agreement, the common units were entitled to receive distributions from operating surplus of $0.40 per unit per quarter, which we refer to as the minimum quarterly distribution, or $1.60 per unit per year, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, before any such distributions were to be paid on our subordinated units. On May 7, 2009 and November 13, 2009, approximately 0.8 million and 1.7 million subordinated units, respectively, converted into an equal number of common units.

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

(13) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,527,604 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2011, 1,293,772 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(13) LONG-TERM INCENTIVE PLAN (Continued)

grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 7,760, 9,435 and 6,885 common units pursuant to the program during the years ended December 31, 2011, 2010 and 2009, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2011 and August 10, 2010, respectively, we purchased 5,892 and 10,000 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap varied based upon the method used to fund the related withholding taxes.

        Information about restricted phantom unit activity is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at January 1, 2009	564,741	11,000
Automatic increase in units available for future grant on January 1, 2009	248,891	—
Grant on March 31, 2009	(8,000)	8,000	$16.77
Vesting on March 31, 2009	—	(3,000)	$16.77
Grant on August 10, 2009	(40,000)	40,000	$24.90

Units outstanding at December 31, 2009	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)	$27.97
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)	$27.24
Vesting on August 10, 2010	—	(10,000)	$32.50

Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000

        On March 31, 2011, 2010 and 2009, TransMontaigne Services Inc. granted 8,000, 6,000 and 8,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.3 million, $0.2 million and $0.1 million, associated with the March 2011, March 2010 and March 2009 grants, respectively.

        On January 7, 2010, we accelerated the vesting of 3,500 restricted phantom units held by Duke R. Ligon as a result of his resignation as a member of the board of directors of our general partner and

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(13) LONG-TERM INCENTIVE PLAN (Continued)

then repurchased those units for cash. The aggregate consideration paid to the former director of approximately $98,000 is included in direct general and administrative expenses in 2010.

        Effective August 10, 2009, Charles L. Dunlap was appointed to serve as CEO of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule applicable for the grants to our independent directors. Over the respective four-year vesting period, we will amortize deferred equity-based compensation of approximately $1.0 million associated with the August 2009 grant.

        Deferred equity-based compensation of approximately $419,000, $385,000 and $213,000 is included in direct general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

(14) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At December 31, 2011, we have contractual commitments of approximately $20.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2012.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At December 31, 2011, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2012	$1,473
2013	1,438
2014	1,456
2015	1,454
2016	1,464
Thereafter	4,783

$12,068

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.3 million in future periods.

        Rental expense under operating leases was approximately $1.3 million, $1.7 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net earnings	$46,520	$27,242	$27,252
Less:
Distributions payable on behalf of incentive distribution rights	(3,484)	(2,493)	(1,944)
Distributions payable on behalf of general partner interest	(732)	(711)	(624)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	(199)	187	117

Earnings allocable to general partner interest including incentive distribution rights	(4,415)	(3,017)	(2,451)

Net earnings allocable to limited partners	$42,105	$24,225	$24,801

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Basic weighted average units	14,442	14,363	12,438
Dilutive effect of restricted phantom units	15	16	3

Diluted weighted average units	14,457	14,379	12,441

        For the year ended December 31, 2011, we included the dilutive effect of approximately 8,000, 4,500, 20,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2010, we included the dilutive effect of approximately 6,000, 30,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2009, we included the dilutive effect of approximately 8,000, 1,500, 4,500 and 2,000 restricted phantom units granted March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the years ended December 31, 2011 and 2010, we did not have any securities that were anti-dilutive. For the year ended December 31, 2009, we excluded the dilutive effect of 40,000 restricted phantom units granted August 10, 2009 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

(16) DISCLOSURES ABOUT FAIR VALUE

        Generally accepted accounting principles define fair value, establish a framework for measuring fair value and require disclosures about fair value measurements. Generally accepted accounting principles also establish a fair value hierarchy that prioritizes the use of higher-level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(16) DISCLOSURES ABOUT FAIR VALUE (Continued)

the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2011 and 2010.

        Cash and cash equivalents, trade receivables and trade accounts payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Derivative instrument.    The fair value of our interest rate swap as of December 31, 2010 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs. We did not have an interest rate swap as of December 31, 2011.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gulf Coast Terminals:
Terminaling services fees, net	$46,699	$46,508	$43,798
Other	10,328	8,221	8,325

Revenue	57,027	54,729	52,123
Direct operating costs and expenses	(20,425)	(22,115)	(20,986)

Net margins	36,602	32,614	31,137

Midwest Terminals and Pipeline System:
Terminaling services fees, net	3,784	3,757	3,640
Pipeline transportation fees	1,948	2,041	1,981
Other	2,125	1,923	1,090

Revenue	7,857	7,721	6,711
Direct operating costs and expenses	(1,329)	(1,662)	(2,428)

Net margins	6,528	6,059	4,283

Brownsville Terminals:
Terminaling services fees, net	9,133	15,709	14,755
Pipeline transportation fees	2,798	2,776	2,394
Other	7,919	5,737	5,109

Revenue	19,850	24,222	22,258
Direct operating costs and expenses	(12,746)	(12,740)	(11,916)

Net margins	7,104	11,482	10,342

River Terminals:
Terminaling services fees, net	12,244	14,359	16,864
Other	428	380	531

Revenue	12,672	14,739	17,395
Direct operating costs and expenses	(8,586)	(8,521)	(8,912)

Net margins	4,086	6,218	8,483

Southeast Terminals:
Terminaling services fees, net	44,493	41,956	38,967
Other	10,393	7,532	5,093

Revenue	54,886	49,488	44,060
Direct operating costs and expenses	(21,412)	(19,658)	(20,726)

Net margins	33,474	29,830	23,334

Total net margins	87,794	86,203	77,579
Direct general and administrative expenses	(4,703)	(3,159)	(3,242)
Allocated general and administrative expenses	(10,466)	(10,311)	(10,040)
Allocated insurance expense	(3,290)	(3,185)	(2,900)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,237)
Depreciation and amortization	(27,654)	(27,869)	(26,306)
Gain (loss) on disposition of assets	9,576	(765)	1
Impairment of goodwill	—	(8,465)	—
Equity in earnings of joint venture	113	—	—

Operating income	50,120	31,199	33,855
Other expense, net	(3,600)	(3,957)	(6,603)

Net earnings	$46,520	$27,242	$27,252

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$14,237	$2,406	$13,423	$12,584	$2,926	$45,576
Morgan Stanley Capital Group	40,943	5,451	—	88	51,909	98,391
Frontera	—	—	1,914	—	—	1,914
TransMontaigne Inc.	1,847	—	4,513	—	51	6,411

Revenue	$57,027	$7,857	$19,850	$12,672	$54,886	$152,292

Capital expenditures	$1,753	$6,393	$1,792	$2,961	$14,592	$27,491

Identifiable assets	$143,258	$15,935	$50,553	$59,654	$190,159	$459,559

		Cash & cash equivalents				7,138
		Amounts due from the sale of the
		BOSTCO project				18,000
		Investment in joint venture				25,875
		Deferred financing costs				3,119
		Other				413

			Total assets			$514,104

	Year ended December 31, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,322	$2,016	$19,175	$12,884	$3,390	$48,787
Morgan Stanley Capital Group	38,725	5,705	32	1,634	46,098	92,194
TransMontaigne Inc.	4,682	—	5,015	221	—	9,918

Revenue	$54,729	$7,721	$24,222	$14,739	$49,488	$150,899

Capital expenditures	$4,713	$65	$7,048	$1,026	$15,104	$27,956

Identifiable assets	$136,462	$10,859	$96,365	$61,293	$188,552	$493,531

		Cash & cash equivalents				5,353
		Investment in BOSTCO project				15,134
		Deferred financing costs				598
		Other				(310)

			Total assets			514,306

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(17) BUSINESS SEGMENTS (Continued)

	Year ended December 31, 2009
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,373	$1,653	$16,930	$16,232	$3,509	$49,697
Morgan Stanley Capital Group	36,333	5,058	432	829	40,551	83,203
TransMontaigne Inc.	4,417	—	4,896	334	—	9,647

Revenue	$52,123	$6,711	$22,258	$17,395	$44,060	$142,547

Capital expenditures	$18,300	$255	$7,129	$1,688	$10,341	$37,713

Identifiable assets	$147,660	$11,062	$93,957	$75,001	$180,339	$508,019

		Cash & cash equivalents				6,568
		Deferred financing costs				1,196
		Other				(248)

			Total assets			515,535

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
	(in thousands except per unit amounts)
Revenue	$39,136	$36,832	$37,085	$39,239	$152,292
Direct operating costs and expenses	(14,577)	(17,636)	(16,490)	(15,795)	(64,498)
Direct general and administrative expenses	(1,365)	(815)	(1,060)	(1,463)	(4,703)
Allocated general and administrative expenses	(2,616)	(2,617)	(2,616)	(2,617)	(10,466)
Allocated insurance expense	(823)	(822)	(823)	(822)	(3,290)
Reimbursement of bonus awards	(313)	(312)	(313)	(312)	(1,250)
Depreciation and amortization	(7,138)	(6,722)	(6,873)	(6,921)	(27,654)
Gain on disposition of assets	—	9,576	—	—	9,576
Equity in earnings (loss) of joint venture	—	233	(285)	165	113

Operating income	12,304	17,717	8,625	11,474	50,120
Other expense, net	(978)	(689)	(959)	(974)	(3,600)

Net earnings	$11,326	$17,028	$7,666	$10,500	$46,520

Net earnings per limited partner unit—basic	$0.71	$1.10	$0.46	$0.65	$2.92

Net earnings per limited partner unit—diluted	$0.71	$1.09	$0.46	$0.65	$2.91

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED) (Continued)

        The increase in net earnings reported for the three months ended June 30, 2011 is primarily attributable to a gain of approximately $9.6 million recognized on the deconsolidation of assets transferred to Frontera effective April 1, 2011 (see Note 3 of Notes to consolidated financial statements). The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in Frontera.

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
	(in thousands except per unit amounts)
Revenue	$37,154	$36,782	$37,499	$39,464	$150,899
Direct operating costs and expenses	(14,568)	(14,529)	(14,838)	(20,761)	(64,696)
Direct general and administrative expenses	(1,031)	(543)	(622)	(963)	(3,159)
Allocated general and administrative expenses	(2,578)	(2,578)	(2,578)	(2,577)	(10,311)
Allocated insurance expense	(796)	(796)	(796)	(797)	(3,185)
Reimbursement of bonus awards	(313)	(313)	(313)	(311)	(1,250)
Depreciation and amortization	(6,864)	(6,962)	(7,006)	(7,037)	(27,869)
Loss on disposition of assets	—	—	—	(765)	(765)
Impairment of goodwill	—	—	—	(8,465)	(8,465)

Operating income (loss)	11,004	11,061	11,346	(2,212)	31,199
Other expense, net	(1,530)	(877)	(977)	(573)	(3,957)

Net earnings (loss)	$9,474	$10,184	$10,369	$(2,785)	$27,242

Net earnings (loss) per limited partner unit—basic	$0.62	$0.65	$0.66	$(0.24)	$1.69

Net earnings (loss) per limited partner unit—diluted	$0.62	$0.65	$0.66	$(0.25)	$1.68

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

(19) SUBSEQUENT EVENTS

        On January 13, 2012, we announced a distribution of $0.63 per unit for the period from October 1, 2011 through December 31, 2011, payable on February 7, 2012 to unitholders of record on January 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.3% increase over the $0.61 per unit distribution declared for the fourth quarter of 2010.

        On April 16, 2012, we announced a distribution of $0.63 per unit for the period from January 1, 2012 through March 31, 2012, payable on May 8, 2012 to unitholders of record on April 30, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

May 3, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Partnership and our report dated May 3, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
May 3, 2012

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied, except that Messrs. Boutin, Carlson, Dunlap, Fuller, Majors and Pound inadvertently failed to timely report 69, 61, 150, 9, 21 and 50 phantom units, respectively, granted to each on February 8, 2011. The phantom units were granted under the TransMontaigne Services Inc. savings and retention plan as a result of the quarterly distribution declared on our common units for the quarter ended December 31, 2010. In accordance with the savings and retention plan, in lieu of cash distributions in respect of phantom units, plan participants receive additional phantom units equal in value to the aggregate quarterly distribution allocable to the phantom units held by such participant.

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

(2)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant-date fair value is equal to $36.33, the closing price of our unrestricted common units on March 31, 2011. The restricted phantom units vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2011, Messrs. Masters and Peters each held 5,000 restricted phantom units, Mr. Kuchta held 3,500 restricted phantom units and Mr. Wiese held 2,000 restricted phantom units.

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

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of April 30, 2012, the long-term incentive plan permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of April 30, 2012, there were 1,575,324 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of April 30, 2012 by each director of our general partner, by each individual serving as an executive officer of our general partner as of April 30, 2012, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of April 30, 2012 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 14,457,066 limited partnership common units outstanding as of April 30, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of April 30, 2012 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,741,374	19.0%
Morgan Stanley(2)	462,858	3.2%
SteelPath Fund Advisors, LLC(3)	990,130	6.9%
Named Executive Officers
Frederick W. Boutin(4)(5)	45,330	*
Erik B. Carlson(4)(6)	45,451	*
Charles L. Dunlap(4)(7)	56,864	*
Robert T. Fuller(8)	—
Ronald A. Majors(8)	800	*
Gregory J. Pound(4)(9)	35,157	*
Directors
Henry M. Kuchta(10)	1,500	*
Jerry R. Masters(10)	25,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(10)	22,600	*
Goran Trapp	—	*
Jay A. Wiese(10)	500	*
All directors, director nominees and executive officers as a group (13 persons)	233,202	1.6%

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

(4)
Each of Messrs. Boutin, Carlson, Dunlap and Pound have satisfied the age and length of service thresholds under the TransMontaigne Services Inc. savings and retention plan, therefore, the common units beneficially owned and reported in the table above include phantom units that were immediately vested upon grant and will become payable as to 50% of a participant's award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

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

(8)
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

(9)
Includes 12,132 phantom units awarded to Mr. Pound under the TransMontaigne Services Inc. savings and retention plan.

(10)
Excludes 500 restricted phantom units granted to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2013. Excludes 1,000 restricted phantom units granted to each of Messrs. Kuchta, Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2013. Excludes 1,500 restricted phantom units granted to each of Messrs. Kuchta, Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2013. Excludes 2,000 restricted phantom units granted to each of Messrs. Kuchta, Masters, Peters and Wiese on March 31, 2012 under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over four equal annual installments, beginning with the first vesting date March 31, 2013.

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

(1)
At December 31, 2011, the long-term incentive plan permits the grant of awards covering an aggregate of 1,527,604 units, of which 233,832 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2012 fiscal year, a total of 1,816,745 units were made available for issuance under the plan, of which 1,575,324 units remain available for issuance under the plan as of April 30, 2012. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 13 to Notes to consolidated financial statements in Item 8 of this annual report.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of April 30, 2012, affiliates of Morgan Stanley, in the aggregate, owned a 23.6% interest in the partnership, consisting of 3,191,374 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

        Payment of general and administrative services fee and reimbursement of direct expenses.    Pursuant to the omnibus agreement, for the year ended December 31, 2011, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.5 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2011 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $3.3 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Effective January 5, 2012 Deloitte & Touche LLP became our independent accountant. On December 21, 2011, we disclosed that the audit committee of our general partner dismissed our previous auditor, KPMG LLP, from its engagement as the principal accountant to audit the financial statements of TransMontaigne Partners L.P. effective December 15, 2011. The dismissal of KPMG resulted from the determination that KPMG was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. Although KPMG was not independent with respect to TransMontaigne Partners, the audit committee and management of our general partner believe that the financial statements contained in those filings fairly present, in all material respects, the financial condition and results of operations of TransMontaigne Partners as of the end of and for the periods presented and may continue to be relied upon. Nevertheless, it has been determined that our investors will receive a meaningful benefit from the reassurance provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, and by having the quarterly financial information contained in Note 18 of Notes to consolidated financial statements re-reviewed, by Deloitte & Touche LLP. Principal accounting fees and services were as follows (in thousands):

	2011(2)	2010
Audit fees(1)	$1,900,000	$500,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$1,900,000	$500,000

(1)
Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

(2)
For the year ended December 31, 2011, the audit fees also include Deloitte & Touche LLP's re-audits of our financial statements for the years ended December 31, 2010 and December 31, 2009 and the re-reviews of the quarterly financial information contained in Note 18 of Notes to consolidated financial statements.

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

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears on page 70 of this annual report.

2.
Financial Statement Schedules.    Financial statement schedules are omitted because they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

3.
Exhibits:    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

Exhibit Number	Description
10.2	Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.3	Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.4	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**

10.5	Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.7	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.8	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**

10.9	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**

10.10	Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)

10.11	Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)

Exhibit Number		Description
10.12		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)

10.13		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***	The following financial information from the Annual Report on Form 10-K/A, Amendment No. 1, of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

***
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this annual report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: May 3, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	May 3, 2012
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	May 3, 2012
/s/ ROBERT T. FULLER Robert T. Fuller	Vice President and Chief Accounting Officer	May 3, 2012
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	May 3, 2012
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	May 3, 2012
/s/ GORAN TRAPP Goran Trapp	Director	May 3, 2012

Name and Signature	Title	Date

/s/ HENRY M. KUCHTA Henry M. Kuchta	Director	May 3, 2012
/s/ JERRY R. MASTERS Jerry R. Masters	Director	May 3, 2012
/s/ DAVID A. PETERS David A. Peters	Director	May 3, 2012
/s/ JAY A. WIESE Jay A. Wiese	Director	May 3, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2	Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.3	Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.4	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).**

Exhibit Number		Description
10.5		Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.7		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).**

10.8		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**

10.9		Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).**

10.10		Terminaling Services Agreement, dated March 1, 2006, between TransMontaigne Product Services, Inc. and Valero Marketing and Supply Company, assigned to TransMontaigne Partners L.P., effective December 29, 2006 (incorporated by reference to Exhibit 10.13 of the Annual report on Form 10-K filed by TransMontaigne partners L.P. with the SEC on March 16, 2007).(1)

10.11		Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007).(1)

10.12		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).(1)

10.13		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***	The following financial information from the Annual Report on Form 10-K/A, Amendment No. 1, of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners' equity and comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
Filed with this annual report.

**
Identifies each management compensation plan or arrangement.

***
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this annual report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.