Form 10-Q
period 2012-03-31
TransMontaigne Partners L.P.
filed 2012-05-08
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

        As of April 30, 2012, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2012 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three months ended March 31, 2012:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of March 31, 2012. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,818	$7,138
Trade accounts receivable, net	4,244	4,271
Due from affiliates	2,759	3,906
Other current assets	4,618	22,768

Total current assets	17,439	38,083
Property, plant and equipment, net	430,382	431,782
Goodwill	8,741	8,716
Investment in joint venture	25,612	25,875
Other assets, net	9,246	9,648

	$491,420	$514,104

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$5,041	$7,936
Due to affiliates.	63	—
Accrued liabilities	14,600	19,924

Total current liabilities	19,704	27,860
Other liabilities	13,229	14,368
Long-term debt	106,500	120,000

Total liabilities	139,433	162,228

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at March 31, 2012 and December 31, 2011)	295,929	296,052
General partner interest (2% interest with 295,042 equivalent units outstanding at March 31, 2012 and December 31, 2011)	56,486	56,490
Accumulated other comprehensive loss	(428)	(666)

Total partners' equity	351,987	351,876

	$491,420	$514,104

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended March 31,
	2012	2011
Revenue:
External customers	$11,308	$13,384
Affiliates	27,525	25,752

Total revenue	38,833	39,136

Costs and expenses and other:
Direct operating costs and expenses	(13,969)	(14,577)
Direct general and administrative expenses	(3,188)	(1,365)
Allocated general and administrative expenses	(2,695)	(2,616)
Allocated insurance expense	(897)	(823)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(6,930)	(7,138)
Equity in earnings of joint venture	107	—

Total costs and expenses and other	(27,885)	(26,832)

Operating income	10,948	12,304
Other income (expenses):
Interest expense	(681)	(513)
Foreign currency transaction gain	63	28
Amortization of deferred financing costs	(188)	(493)

Total other expenses, net	(806)	(978)

Net earnings	10,142	11,326
Other comprehensive income—foreign currency translation adjustments	238	100

Comprehensive income	$10,380	$11,426

Net earnings	$10,142	$11,326
Less—earnings allocable to general partner interest including incentive distribution rights	(1,195)	(1,012)

Net earnings allocable to limited partners	$8,947	$10,314

Net earnings per limited partner unit—basic	$0.62	$0.71

Net earnings per limited partner unit—diluted	$0.62	$0.71

Weighted average limited partner units outstanding—basic	14,439	14,441

Weighted average limited partner units outstanding—diluted	14,451	14,459

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2011 and three months ended March 31, 2012

(Dollars in thousands)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2010	$289,632	$55,533	$(349)	$344,816
Distributions to unitholders	(35,575)	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	4,415	—	46,520
Other comprehensive loss	—	—	(317)	(317)

Balance December 31, 2011	296,052	56,490	(666)	351,876
Distributions to unitholders	(9,120)	(1,199)	—	(10,319)
Deferred equity-based compensation related to restricted phantom units	107	—	—	107
Purchase of 1,650 common units by our long-term incentive plan	(57)	—	—	(57)
Issuance of 6,089 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for three months ended March 31, 2012	8,947	1,195	—	10,142
Other comprehensive income	—	—	238	238

Balance March 31, 2012	$295,929	$56,486	$(428)	$351,987

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$10,142	$11,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,930	7,138
Equity in earnings of joint venture	(107)	—
Distributions received from joint venture	370	—
Deferred equity-based compensation	107	98
Amortization of deferred financing costs	188	493
Unrealized gain on derivative instrument	—	(686)
Amortization of deferred revenue	(1,144)	(1,104)
Amounts due under long-term terminaling services agreements, net	128	(108)
Changes in operating assets and liabilities:
Trade accounts receivable, net	56	228
Due from affiliates.	1,147	539
Other current assets	168	826
Trade accounts payable	(3,118)	(2,785)
Due to affiliates	8	—
Accrued liabilities	(5,337)	(1,240)

Net cash provided by operating activities	9,538	14,725

Cash flows from investing activities:
Proceeds from sale of assets	18,000	—
Acquisition of terminal facilities	—	(12,781)
Additions to investment in the BOSTCO project	—	(1,294)
Additions to property, plant and equipment—expansion of facilities	(4,158)	(5,712)
Additions to property, plant and equipment—maintain existing facilities	(901)	(1,679)

Net cash provided by (used in) investing activities	12,941	(21,466)

Cash flows from financing activities:
Borrowings of debt under credit facility	21,500	33,743
Repayments of debt under credit facility	(35,000)	(15,743)
Deferred debt issuance costs	—	(3,569)
Distributions paid to unitholders	(10,319)	(9,746)
Purchase of common units by our long-term incentive plan	(57)	(97)

Net cash provided by (used in) financing activities	(23,876)	4,588

Decrease in cash and cash equivalents	(1,397)	(2,153)
Foreign currency translation effect on cash	77	25
Cash and cash equivalents at beginning of period	7,138	5,353

Cash and cash equivalents at end of period	$5,818	$3,225

Supplemental disclosure of cash flow information:
Cash paid for interest	$697	$1,413

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2012, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.6% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2012 and 2011, we recognized revenue of approximately $4.4 million and $4.7 million, respectively, for net product gained. Within these amounts, approximately $3.8 million and $4.4 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

(d)   Cash and cash equivalents

        We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e)   Property, plant and equipment

        Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 25 years for terminals and pipelines and 3 to 25 years for furniture, fixtures and equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Repairs and maintenance are expensed as incurred.

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

(j)    Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our foreign subsidiaries, including Penn Octane de Mexico, S. de R.L. de C.V., Termatsal, S. de R.L. de C.V., and Tergas, S. de R.L. de C.V., is the Mexican Peso. The assets and liabilities of our foreign subsidiaries are translated at period-end rates of exchange, and revenue and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses are translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, are recorded as a component of other comprehensive income in the consolidated statements of comprehensive income. Gains and losses from the remeasurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income (expenses) in the consolidated statements of comprehensive income.

(k)   Accounting for derivative instruments

        Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in earnings unless specific hedge accounting criteria are met.

        We did not have any derivative instruments during the three months ended March 31, 2012. During the three months ended March 31, 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. During the three months ended March 31, 2011, we recognized net payments to the counterparty in the amount of approximately $0.7 million.

        At the time we entered into the interest rate swap we did not designate it as a hedge, and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of comprehensive income. During the three months ended March 31, 2011, we recognized an unrealized gain in the amount of approximately $0.7 million related to the estimated change in the fair value of the interest rate swap, which was recorded as a reduction to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk of both Wells Fargo Bank N.A., the counterparty, and us. Our fair value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

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

(n)   Reclassification and correction of prior period amounts

        Certain prior period amounts have been changed. Within the financing activities section of the consolidated statement of cash flows for the three months ended March 31, 2011, the net borrowings and repayments of debt under our credit facility have been corrected to reflect the gross amount of borrowings and the gross amount of repayments. In addition, within the consolidated statement of comprehensive income for the three months ended March 31, 2011, the unrealized gains on our derivative instrument have been reclassified to interest expense. We did not have any derivative instruments during the three months ended March 31, 2012. These changes in presentation had no impact on previously reported amounts of net earnings or partners' equity.

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

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

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2012, the annual administrative fee payable to TransMontaigne Inc. is approximately $10.8 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2012, the annual insurance reimbursement payable to TransMontaigne Inc. is approximately $3.6 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended March 31, 2012, we recognized approximately $0.9 million of revenue related to this operations and reimbursement agreement.

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

        The assets contributed to Frontera constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the second quarter of 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in Frontera. At the time of our contribution of assets to Frontera, the carrying amount of the contributed assets was approximately $41.6 million and consisted of the following as of April 1, 2011 (in thousands):

Other current assets	$98
Property, plant and equipment, net	33,244
Goodwill	7,481
Other assets, net—customer relationships, net	787

Total carrying amount	$41,610

        We account for our investment in Frontera, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment was initially recorded at approximately $25.6 million, which was the fair value of our 50% ownership interest on April 1, 2011.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

The Pensacola terminal provides integrated terminaling services principally to a third party customer. The acquisition of the Pensacola terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne Inc. controls our general partner, the difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheet and statement of partners' equity as an increase to the general partner's equity interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Pensacola Terminal from March 1, 2011.

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

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$4,444	$4,471
Less allowance for doubtful accounts	(200)	(200)

	$4,244	$4,271

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months ended March 31,
	2012	2011
Morgan Stanley Capital Group	64%	62%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2012	December 31, 2011
Amounts due from insurance companies	$2,303	$2,695
Amounts due from the sale of the BOSTCO project	—	18,000
Additive detergent	1,875	1,812
Deposits and other assets	440	261

	$4,618	$22,768

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2012 and December 31, 2011, we have recognized amounts due from insurance companies of approximately $2.3 million and $2.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2012, we received reimbursements from insurance companies of approximately $0.3 million. During the three months ended March 31, 2012, we decreased our estimate of probable insurance recoveries by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs (see Note 9 of Notes to consolidated financial statements).

        Amounts due from the sale of the BOSTCO project.    On December 29, 2011 we sold our remaining interest in the BOSTCO project for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013. At this time we are unable to predict whether we will be able to exercise the purchase option or be able to sell the option. Accordingly, no amount for the value of this option has been reflected in our financial statements due to the uncertainty surrounding this gain contingency. The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected as amounts due at December 31, 2011.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$52,653	$52,641
Terminals, pipelines and equipment	525,462	524,346
Furniture, fixtures and equipment	1,507	1,507
Construction in progress	13,144	8,745

	592,766	587,239
Less accumulated depreciation	(162,384)	(155,457)

	$430,382	$431,782

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2012	December 31, 2011
Brownsville terminals (includes approximately $50 and $75, respectively, of foreign currency translation adjustments)	$8,741	$8,716

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2012	December 31, 2011
Amounts due under long-term terminaling services agreements:
External customers	$690	$760
Morgan Stanley Capital Group	4,057	4,146

	4,747	4,906
Deferred financing costs, net of accumulated amortization of $749 and $561, respectively	2,931	3,119
Customer relationships, net of accumulated amortization of $1,131 and $1,080, respectively	1,299	1,350
Deposits and other assets	269	273

	$9,246	$9,648

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2012 and December 31, 2011, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.7 million and $4.9 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 11 of Notes to consolidated financial statements).

        Customer relationships.    Our acquisitions from TransMontaigne Inc. have been recorded at TransMontaigne Inc.'s carryover basis in a manner similar to a reorganization of entities under common control. Other assets, net include the carryover basis of certain customer relationships at our River terminals. The carryover basis of the customer relationships is being amortized on a straight-line basis over twelve years.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011
Customer advances and deposits:
External customers	$1,176	$1,364
Morgan Stanley Capital Group	6,378	6,378

	7,554	7,742
Accrued property taxes	1,290	558
Accrued environmental obligations	2,402	2,887
Interest payable	32	48
Rebate due to Morgan Stanley Capital Group	1,009	5,877
Accrued expenses and other	2,313	2,812

	$14,600	$19,924

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2012 and December 31, 2011, we have billed and collected from certain of our customers approximately $7.6 million and $7.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At March 31, 2012 and December 31, 2011, we have accrued environmental obligations of approximately $2.4 million and $2.9 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2012, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the three months ended March 31, 2012, we decreased our remediation obligations by approximately $0.3 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2012 and December 31, 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.0 million and $5.9 million, respectively. During the three months ended March 31, 2012, we paid Morgan Stanley Capital Group approximately $5.9 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011
Advance payments received under long-term terminaling services agreements	$1,090	$1,121
Deferred revenue—ethanol blending fees and other projects	12,139	13,247

	$13,229	$14,368

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2012 and December 31, 2011, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.1 million, respectively.

        Deferred revenue-ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2012 and December 31, 2011, we have unamortized deferred revenue of approximately $12.1 million and $13.2 million, respectively, for completed projects. During the three months ended March 31, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $1.1 million and $1.1 million, respectively, for completed projects.

(11) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $323.1 million at March 31, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the Amended Facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT (Continued)

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). On March 20, 2012, the Amended Facility was further amended to allow us to submit audited financial statements for the year ended December 31, 2011 to the administrative agent within 135 days after December 31, 2011. For each applicable year thereafter, we will be required to submit the audited financial statements within the customary 90 days after year end. The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the Amended Facility as of March 31, 2012.

        For the three months ended March 31, 2012 and 2011, the weighted average interest rate on borrowings under the above applicable credit facility was approximately 2.3% and 4.5%, respectively. At March 31, 2012 and December 31, 2011, our outstanding borrowings under the above applicable credit facility were $106.5 million and $120 million, respectively. At March 31, 2012 and December 31, 2011, our outstanding letters of credit were $nil at both dates.

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2011 and March 31, 2012	14,457,066	295,042

        At March 31, 2012 and December 31, 2011, common units outstanding include approximately 12,500 and 16,900 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

currently permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2012, 1,575,324 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 1,650 and 2,520 common units pursuant to the program during the three months ended March 31, 2012 and 2011, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2011, we purchased 5,892 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap may vary based upon the method used to fund the related withholding taxes.

        Information about restricted phantom unit activity for the year ended December 31, 2011 and the three months ended March 31, 2012 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—

Units outstanding at March 31, 2012	1,575,324	38,500

        On March 31, 2012 and 2011, TransMontaigne Services Inc. granted 8,000 and 8,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will amortize deferred equity-based compensation of approximately $0.3 million and $0.3 million, associated with the March 2012 and March 2011 grants, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

        Deferred equity-based compensation of approximately $107,000 and $98,000 is included in direct general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

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

(14) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At March 31, 2012, we have contractual commitments of approximately $17.9 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2012.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At March 31, 2012, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2012 (remainder of the year)	$1,063
2013	1,447
2014	1,470
2015	1,486
2016	1,509
Thereafter	4,808

$11,783

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.3 million in future periods.

        Rental expense under operating leases was approximately $320,000 and $290,000 for the three months ended March 31, 2012 and 2011, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended March 31,
	2012	2011
Net earnings	$10,142	$11,326
Less:
Distributions payable on behalf of incentive distribution rights	(1,012)	(730)
Distributions payable on behalf of general partner interest	(186)	(180)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	3	(102)

Earnings allocable to general partner interest including incentive distribution rights	(1,195)	(1,012)

Net earnings allocable to limited partners	$8,947	$10,314

        Earnings allocated to the general partner interest include amounts attributable to the incentive distribution rights. Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The net earnings allocated to the general partner interest in the consolidated statements of partners' equity reflect the earnings allocation included in the table above.

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2012	2011
Basic weighted average units	14,439	14,441
Dilutive effect of restricted phantom units	12	18

Diluted weighted average units	14,451	14,459

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        For the three months ended March 31, 2012, we included the dilutive effect of approximately 8,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three months ended March 31, 2011, we included the dilutive effect of approximately 8,000, 4,500, 30,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended March 31, 2012, we excluded the dilutive effect of 6,000 restricted phantom units granted March 31, 2011 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the three months ended March 31, 2011, there were no potentially dilutive securities that were considered anti-dilutive.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2012 and December 31, 2011.

        Cash and cash equivalents, trade receivables and trade accounts payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

        Debt.    The carrying amount of the amended and restated senior secured credit facility approximates fair value since borrowings under the facility bear interest at current market interest rates.

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

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Gulf Coast Terminals:
Terminaling services fees, net	$11,927	$11,269
Other	2,669	2,856

Revenue	14,596	14,125
Direct operating costs and expenses	(4,625)	(4,647)

Net margins	9,971	9,478

Midwest Terminals and Pipeline System:
Terminaling services fees, net	916	942
Pipeline transportation fees	452	380
Other	725	464

Revenue	2,093	1,786
Direct operating costs and expenses	(365)	(472)

Net margins	1,728	1,314

Brownsville Terminals:
Terminaling services fees, net	1,437	4,283
Pipeline transportation fees	1,075	580
Other	2,100	1,923

Revenue	4,612	6,786
Direct operating costs and expenses	(2,316)	(3,425)

Net margins	2,296	3,361

River Terminals:
Terminaling services fees, net	3,339	3,138
Other	354	97

Revenue	3,693	3,235
Direct operating costs and expenses	(2,502)	(1,672)

Net margins	1,191	1,563

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Three months ended March 31,
	2012	2011
Southeast Terminals:
Terminaling services fees, net	11,669	10,626
Other	2,170	2,578

Revenue	13,839	13,204
Direct operating costs and expenses	(4,161)	(4,361)

Net margins	9,678	8,843

Total net margins	24,864	24,559
Direct general and administrative expenses	(3,188)	(1,365)
Allocated general and administrative expenses	(2,695)	(2,616)
Allocated insurance expense	(897)	(823)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(6,930)	(7,138)
Equity in earnings of joint venture	107	—

Operating income	10,948	12,304
Other income (expenses), net	(806)	(978)

Net earnings	$10,142	$11,326

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,776	$693	$2,374	$3,679	$786	$11,308
Morgan Stanley Capital Group	10,361	1,400	—	14	13,040	24,815
Frontera	—	—	877	—	—	877
TransMontaigne Inc.	459	—	1,361	—	13	1,833

Total revenue	$14,596	$2,093	$4,612	$3,693	$13,839	$38,833

Capital expenditures	$132	$3,313	$203	$1,133	$278	$5,059

Identifiable assets	$140,574	$19,192	$50,032	$60,000	$186,870	$456,668

	Cash & cash equivalents					5,818
	Investment in joint venture					25,612
	Deferred financing costs					2,931
	Other					391

	Total assets					491,420

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Three months ended March 31, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,109	$567	$5,744	$3,183	$781	$13,384
Morgan Stanley Capital Group	10,563	1,219	—	52	12,409	24,243
TransMontaigne Inc.	453	—	1,042	—	14	1,509

Total revenue	$14,125	$1,786	$6,786	$3,235	$13,204	$39,136

Capital expenditures	$442	$—	$853	$366	$5,730	$7,391

Identifiable assets	$148,300	$10,187	$95,864	$60,536	$191,679	$506,566

	Cash & cash equivalents					3,225
	Investment in the BOSTCO project					16,428
	Deferred financing costs					3,674
	Other					(205)

	Total assets					529,688

(18) SUBSEQUENT EVENT

        On April 16, 2012, we announced a distribution of $0.63 per unit for the period from January 1, 2012 through March 31, 2012, payable on May 8, 2012 to unitholders of record on April 30, 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2012

        On January 13, 2012, we announced a distribution of $0.63 per unit for the period from October 1, 2011 through December 31, 2011, payable on February 7, 2012 to unitholders of record on January 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.3% increase over the $0.61 per unit distribution declared for the fourth quarter of 2010.

SUBSEQUENT EVENT

        On April 16, 2012, we announced a distribution of $0.63 per unit for the period from January 1, 2012 through March 31, 2012, payable on May 8, 2012 to unitholders of record on April 30, 2012.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2012	2011
Terminaling services fees, net	$29,288	$30,258
Pipeline transportation fees	1,527	960
Management fees and reimbursed costs	1,455	471
Other	6,563	7,447

Revenue	$38,833	$39,136

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$14,596	$14,125
Midwest terminals and pipeline system	2,093	1,786
Brownsville terminals	4,612	6,786
River terminals	3,693	3,235
Southeast terminals	13,839	13,204

Revenue	$38,833	$39,136

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$11,927	$11,269
Midwest terminals and pipeline system	916	942
Brownsville terminals	1,437	4,283
River terminals	3,339	3,138
Southeast terminals	11,669	10,626

Terminaling services fees, net	$29,288	$30,258

        The decrease in terminaling services fees, net includes a decrease of approximately $2.5 million at our Brownsville terminals resulting from product storage capacity contributed to Frontera. This decrease has been partially offset by increases in terminaling service fees, net of approximately $0.4 million from the acquisition of the Pensacola terminal on March 1, 2011 in the Gulf Coast region and approximately $1.0 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region.

        Included in terminaling services fees, net for the three months ended March 31, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $20.0 million and $18.9 million, respectively, and TransMontaigne Inc. of approximately $0.7 million and $0.9 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2012	2011
Firm commitments:
External customers	$7,805	$9,354
Affiliates	20,762	19,793

Total	28,567	29,147

Variable:
External customers	728	1,094
Affiliates	(7)	17

Total	721	1,111

Terminaling services fees, net	$29,288	$30,258

        At March 31, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2012 were as follows (in thousands):

At March 31, 2012
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$1,796
1 year or more, but less than 3 years remaining	22,543
3 years or more, but less than 5 years remaining	2,546
5 years or more remaining	1,682

Total firm commitments for the three months ended March 31, 2012	$28,567

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	452	380
Brownsville terminals	1,075	580
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,527	$960

        Included in pipeline transportation fees for the three months ended March 31, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $0.4 million, respectively, and TransMontaigne Inc. of approximately $1.1 million and $0.6 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$36	$17
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,419	454
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,455	$471

        Included in management fees and reimbursed costs for the three months ended March 31, 2012 are fees charged to Frontera of approximately $0.9 million.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2012	2011
Product gains	$4,426	$4,690
Steam heating fees	1,073	1,307
Product transfer services	187	437
Railcar handling	125	172
Other	752	841

Other revenue	$6,563	$7,447

        For the three months ended March 31, 2012 and 2011, we sold approximately 43,400 and 52,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $125 and $117 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2012 and 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.0 million and $1.4 million, respectively.

        Included in other revenue for the three months ended March 31, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $4.4 million and $4.9 million, respectively, and TransMontaigne Inc. of approximately $nil and $nil, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$2,633	$2,839
Midwest terminals and pipeline system	725	464
Brownsville terminals	681	1,469
River terminals	354	97
Southeast terminals	2,170	2,578

Other revenue	$6,563	$7,447

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2012	2011
Wages and employee benefits	$5,786	$5,661
Utilities and communication charges	1,993	2,329
Repairs and maintenance	3,263	3,084
Office, rentals and property taxes	1,654	1,755
Vehicles and fuel costs	337	392
Environmental compliance costs	564	859
Other	372	497

Direct operating costs and expenses	$13,969	$14,577

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2012	2011
Gulf Coast terminals	$4,625	$4,647
Midwest terminals and pipeline system	365	472
Brownsville terminals	2,316	3,425
River terminals	2,502	1,672
Southeast terminals	4,161	4,361

Direct operating costs and expenses	$13,969	$14,577

        Direct general and administrative expenses of our operations include primarily accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $3.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in general and administrative expenses includes an increase of approximately $1.8 million in audit and legal costs related to having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, as contained in our recently filed annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2011, and by having the quarterly financial information that is contained in the 2011 annual report re-reviewed, by Deloitte & Touche LPP, our new independent registered public accounting firm. As previously disclosed in Securities and Exchange Commission filings, these re-audits and re-reviews were the result of the determination that our prior auditor, KPMG LLP, was not

"independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

        For the three months ended March 31, 2012 and 2011, depreciation and amortization expense was approximately $6.9 million and $7.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and approved future expansion, development and acquisition opportunities. As a result of Morgan Stanley's October 2011 decision not to approve any "significant" acquisition or investment that we may propose for the foreseeable future, we anticipate that Morgan Stanley's decision will significantly constrain our ability to grow our business as we have previously disclosed we were seeking to do. We cannot currently predict how Morgan Stanley's decision and any such regulatory developments will otherwise affect Morgan Stanley's commodities business or the growth or development of our business, our financial condition or results of operations, or how significant any such effects could be. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments and the potential impact of such decision is set forth under the captions "Item 1.A. Risk Factors" and "Regulatory Matters" in Item 7 of our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012.

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

        Our capital expenditures for the three months ended March 31, 2012 were approximately $5.1 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through July 31, 2012. At March 31, 2012, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $11 million to $14 million. We expect to fund our expansion capital expenditures with additional borrowings under our amended and restated senior secured credit facility. The budgeted expansion capital projects include the following significant project:

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

        Amended and Restated Senior Secured Credit Facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility (the "Amended Facility"). The Amended Facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The Amended Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $323.1 million at March 31, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the Amended Facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the Amended Facility are secured by a first priority security interest in favor of the lenders in the majority of our assets. At March 31, 2012, our outstanding borrowings under the Amended Facility were $106.5 million.

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

        The Amended Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). On March 20, 2012, the Amended Facility was further amended to allow us to submit audited financial statements for the year ended December 31, 2011 to the administrative agent within 135 days after December 31, 2011. For each applicable year thereafter, we will be required to submit the audited financial statements within the customary 90 days after year end. The primary financial covenants contained in the Amended Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a defined financial performance measure within the Amended Facility known as "Consolidated EBITDA." The calculation of the "total leverage ratio" and "interest coverage ratio" contained in the Amended Facility is as follows (in thousands, except ratios):

	Three months ended
					Twelve months ended March 31, 2012
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$14,746	$16,445	$18,509	$18,311	$68,011
Consolidated funded indebtedness					$106,500
Total leverage ratio					1.57x
Consolidated EBITDA for the interest coverage ratio	$14,746	$16,445	$18,509	$18,311	$68,011
Consolidated interest expense, as stipulated in the credit facility(1)	$1,075	$670	$763	$681	$3,189
Interest coverage ratio					21.33x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$14,746	$16,445	$18,509	$18,311	$68,011
Consolidated interest expense(1)	(1,075)	(670)	(763)	(681)	(3,189)
Amortization of deferred revenue	(1,134)	(1,134)	(1,136)	(1,144)	(4,548)
Amounts due under long-term terminaling services agreements, net	(187)	(119)	(165)	128	(343)
Change in operating assets and liabilities	6,953	(996)	2,092	(7,076)	973

Cash flows provided by operating activities	$19,303	$13,526	$18,537	$9,538	$60,904

(1)
Consolidated interest expense used in the calculation of the interest coverage ratio does not include approximately $0.6 million of non-cash unrealized gains recognized as a reduction to interest expense for financial statement reporting purposes for the three months ended June 30, 2011. The gains represent changes in the fair value of our interest rate swap that expired in June 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2011.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our amended and restated senior secured credit facility. Borrowings under our amended and restated senior secured credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2012, we had outstanding borrowings of $106.5 million under our amended and restated senior secured credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2012 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $1.1 million.

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

        For the three months ended March 31, 2012 and 2011, we sold approximately 43,400 and 52,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $125 and $117 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2011, filed on May 3, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2012 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	550	$33.95	550	8,000
February	550	$35.06	550	7,450
March	550	$34.96	550	6,900

	1,650	$34.66	1,650

        During the three months ended March 31, 2012, we purchased 1,650 common units, with approximately $57,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of March 31, 2013; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 6,900 common units, in the aggregate, through the purchase program's scheduled termination date of March 31, 2013.

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
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this quarterly report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this quarterly report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.