Form 10-Q
period 2012-06-30
TransMontaigne Partners L.P.
filed 2012-08-07
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

        As of July 31, 2012, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2012 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three and six months ended June 30, 2012:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of June 30, 2012. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,365	$7,138
Trade accounts receivable, net	5,290	4,271
Due from affiliates	3,576	3,906
Other current assets	6,566	22,768

Total current assets	21,797	38,083
Property, plant and equipment, net	432,469	431,782
Goodwill	8,726	8,716
Investment in joint venture	25,479	25,875
Other assets, net	8,896	9,648

	$497,367	$514,104

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Trade accounts payable	$9,138	$7,936
Accrued liabilities	16,077	19,924

Total current liabilities	25,215	27,860
Other liabilities	12,437	14,368
Long-term debt	106,500	120,000

Total liabilities	144,152	162,228

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at June 30, 2012 and December 31, 2011)	297,136	296,052
General partner interest (2% interest with 295,042 equivalent units outstanding at June 30, 2012 and December 31, 2011)	56,652	56,490
Accumulated other comprehensive loss	(573)	(666)

Total partners' equity	353,215	351,876

	$497,367	$514,104

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
External customers	$11,502	$10,348	$22,810	$23,732
Affiliates	26,940	26,484	54,465	52,236

Total revenue	38,442	36,832	77,275	75,968

Operating costs and expenses and other:
Direct operating costs and expenses	(16,184)	(17,636)	(30,153)	(32,213)
Direct general and administrative expenses, net	785	(815)	(2,403)	(2,180)
Allocated general and administrative expenses	(2,695)	(2,617)	(5,390)	(5,233)
Allocated insurance expense	(898)	(822)	(1,795)	(1,645)
Reimbursement of bonus awards	(312)	(312)	(625)	(625)
Depreciation and amortization	(6,940)	(6,722)	(13,870)	(13,860)
Gain on disposition of assets	—	9,576	—	9,576
Equity in earnings of joint venture	328	233	435	233

Total operating costs and expenses and other	(25,916)	(19,115)	(53,801)	(45,947)

Operating income	12,526	17,717	23,474	30,021
Other income (expenses):
Interest expense	(648)	(511)	(1,329)	(1,024)
Foreign currency transaction gain (loss)	(37)	9	26	37
Amortization of deferred financing costs	(187)	(187)	(375)	(680)

Total other expenses, net	(872)	(689)	(1,678)	(1,667)

Net earnings	11,654	17,028	21,796	28,354
Other comprehensive income—foreign currency translation adjustments	(145)	33	93	133

Comprehensive income	$11,509	$17,061	$21,889	$28,487

Net earnings	$11,654	$17,028	$21,796	$28,354
Less—earnings allocable to general partner interest including incentive distribution rights	(1,365)	(1,194)	(2,560)	(2,206)

Net earnings allocable to limited partners	$10,289	$15,834	$19,236	$26,148

Net earnings per limited partner unit—basic	$0.71	$1.10	$1.33	$1.81

Net earnings per limited partner unit—diluted	$0.71	$1.09	$1.33	$1.81

Weighted average limited partner units outstanding—basic	14,444	14,444	14,441	14,443

Weighted average limited partner units outstanding—diluted	14,457	14,463	14,455	14,462

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2011 and six months ended June 30, 2012

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2010	$289,632	$55,533	$(349)	$344,816
Distributions to unitholders	(35,575)	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	4,415	—	46,520
Other comprehensive loss	—	—	(317)	(317)

Balance December 31, 2011	296,052	56,490	(666)	351,876
Distributions to unitholders	(18,244)	(2,398)	—	(20,642)
Deferred equity-based compensation related to restricted phantom units	207	—	—	207
Purchase of 3,375 common units by our long-term incentive plan	(115)	—	—	(115)
Issuance of 6,089 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for six months ended June 30, 2012	19,236	2,560	—	21,796
Other comprehensive income	—	—	93	93

Balance June 30, 2012	$297,136	$56,652	$(573)	$353,215

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net earnings	$11,654	$17,028	$21,796	$28,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,940	6,722	13,870	13,860
Gain on disposition of assets	—	(9,576)	—	(9,576)
Equity in earnings of joint venture	(328)	(233)	(435)	(233)
Distributions received from joint venture	461	—	831	—
Deferred equity-based compensation	100	107	207	205
Amortization of deferred financing costs	187	187	375	680
Unrealized gain on derivative instruments	—	(564)	—	(1,250)
Amortization of deferred revenue	(1,134)	(1,134)	(2,278)	(2,238)
Amounts due under long-term terminaling services agreements, net	140	(187)	268	(295)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,050)	2,525	(994)	2,753
Due from affiliates	(482)	1,765	665	2,261
Other current assets	(1,959)	(74)	(1,791)	752
Trade accounts payable	450	333	(2,668)	(2,452)
Due to affiliates	(31)	(80)	(23)	(37)
Accrued liabilities	1,488	2,484	(3,849)	1,244

Net cash provided by operating activities	16,436	19,303	25,974	34,028

Cash flows from investing activities:
Acquisition of terminal facilities	—	—	—	(12,781)
Additions to investment in the BOSTCO project	—	(1,817)	—	(3,111)
Additions to property, plant and equipment—expansion of facilities	(3,708)	(3,723)	(7,866)	(9,435)
Additions to property, plant and equipment—maintain existing facilities	(1,735)	(1,543)	(2,636)	(3,222)
Contributions to joint venture	—	(1,000)	—	(1,000)
Proceeds in return for contribution of assets to joint venture	—	25,593	—	25,593
Proceeds from sale of assets	—	—	18,000	—

Net cash provided by (used in) investing activities	(5,443)	17,510	7,498	(3,956)

Cash flows from financing activities:
Borrowings of debt under credit facility	13,000	17,100	34,500	50,843
Repayments of debt under credit facility	(13,000)	(41,600)	(48,000)	(57,343)
Deferred debt issuance costs	—	(6)	—	(3,575)
Distributions paid to unitholders	(10,323)	(9,749)	(20,642)	(19,495)
Purchase of common units by our long-term incentive plan	(58)	(70)	(115)	(167)

Net cash used in financing activities	(10,381)	(34,325)	(34,257)	(29,737)

Increase (decrease) in cash and cash equivalents	612	2,488	(785)	335
Foreign currency translation effect on cash	(65)	7	12	32
Cash and cash equivalents at beginning of period	5,818	3,225	7,138	5,353

Cash and cash equivalents at end of period	$6,365	$5,720	$6,365	$5,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$670	$1,588	$1,367	$3,001

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At June 30, 2012, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.6% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2012 and 2011 and our cash flows for the three and six months ended June 30, 2012 and 2011.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively. The allocated general and administrative expenses were approximately $5.4 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.8 million for the three months ended June 30, 2012 and 2011. The allocated insurance charges were approximately $1.8 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for each of the three months ended June 30, 2012 and 2011. The reimbursement of bonus awards was approximately $0.6 million for each of the six months ended June 30, 2012 and 2011.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2012 and 2011, we recognized revenue of approximately $4.0 million and $4.7 million, respectively, for net product gained. Within these amounts, approximately $3.2 million and $4.1 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2012 and 2011, we recognized revenue of approximately $8.5 million and $9.4 million, respectively, for net product gained. Within these amounts, approximately $7.0 million and $8.5 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

        We account for our investment in Frontera, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at fair value on the acquisition date, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses and distributions received from Frontera. We evaluate our equity method investment for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of an impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

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

(k)   Accounting for derivative instruments

        Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities. Changes in the fair value of our derivative instruments are recognized as a component of net earnings unless specific hedge accounting criteria are met.

        We did not have any derivative instruments during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. During the three and six months ended June 30, 2011, we recognized net payments to the counterparty in the amount of approximately $0.6 million and $1.3 million, respectively.

        At the time we entered into the interest rate swap we did not designate it as a hedge, and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of comprehensive income. During the three and six months ended June 30, 2011, we recognized unrealized gains in the amount of approximately $0.6 million and $1.3 million, respectively, related to the estimated change in the fair value of the interest rate swap, which was recorded as a reduction to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

nonperformance risk. Our fair value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

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

(n)   Reclassification and correction of prior period amounts

        Certain prior period amounts have been changed. Within the financing activities section of the consolidated statement of cash flows for the three and six months ended June 30, 2011, the net borrowings and repayments of debt under our credit facility have been corrected to reflect the gross amount of borrowings and the gross amount of repayments. In addition, within the consolidated statement of comprehensive income for the three and six months ended June 30, 2011, the unrealized gains on our derivative instrument have been reclassified to interest expense. We did not have any

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivative instruments during the three and six months ended June 30, 2012. These changes in presentation had no impact on previously reported amounts of net earnings or partners' equity.

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

        Terminaling services agreement—Florida terminals and Razorback pipeline system.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mt. Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $37.0 million for the contract year ended May 31, 2012 (approximately $37.3 million for the contract year ending May 31, 2013); with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Terminaling services agreement—Cushing terminal.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide one million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for the one-year period following the in-service date of August 1, 2012 for the aforementioned capital projects, and for each contract year thereafter.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended June 30, 2012 and 2011, we recognized approximately $0.7 million and $0.6 million, respectively, of revenue related to this operations and reimbursement agreement. For the six months ended June 30, 2012 and 2011, we recognized approximately $1.6 million and $0.6 million, respectively, of revenue related to this operations and reimbursement agreement.

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

        Terminaling services agreement—Collins/Purvis terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire in June 2018, subject to one-year automatic renewals unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide an additional 700,000 barrels of light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter.

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

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade accounts receivable	$5,490	$4,471
Less allowance for doubtful accounts	(200)	(200)

	$5,290	$4,271

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Morgan Stanley Capital Group	65%	66%	64%	64%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2012	December 31, 2011
Amounts due from insurance companies	$1,976	$2,695
Amounts due from the sale of the BOSTCO project	—	18,000
Amounts receivable from predecessor auditor	2,215	—
Additive detergent	1,956	1,812
Deposits and other assets	419	261

	$6,566	$22,768

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2012 and December 31, 2011, we have recognized amounts due from insurance companies of approximately $2.0 million and $2.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and six months ended June 30, 2012, we received reimbursements from insurance companies of approximately $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2012, we did not change our estimate of insurance recoveries.

        Amounts due from the sale of the BOSTCO project.    On December 29, 2011 we sold our remaining interest in the BOSTCO project for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013. The BOSTCO project constitutes the development of a 6.5 million barrel black oil storage terminal on the Houston Ship Channel. At this time we are unable to predict whether we will be able to exercise the purchase option or be able to sell the option. Accordingly, no amount for the value of this option has been reflected in our financial statements due to the uncertainty surrounding this gain contingency. The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected as amounts due at December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$52,646	$52,641
Terminals, pipelines and equipment	529,041	524,346
Furniture, fixtures and equipment	1,588	1,507
Construction in progress	18,437	8,745

	601,712	587,239
Less accumulated depreciation	(169,243)	(155,457)

	$432,469	$431,782

(7) GOODWILL

        Goodwill is as follows (in thousands):

	June 30, 2012	December 31, 2011
Brownsville terminals (includes approximately $65 and $75, respectively, of foreign currency translation adjustments)	$8,726	$8,716

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2012	December 31, 2011
Amounts due under long-term terminaling services agreements:
External customers	$678	$760
Morgan Stanley Capital Group	3,947	4,146

	4,625	4,906
Deferred financing costs, net of accumulated amortization of $935 and $561, respectively	2,745	3,119
Customer relationships, net of accumulated amortization of $1,181 and $1,080, respectively	1,249	1,350
Deposits and other assets	277	273

	$8,896	$9,648

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2012 and December 31, 2011, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.6 million and $4.9 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	June 30, 2012	December 31, 2011
Customer advances and deposits:
External customers	$1,054	$1,364
Morgan Stanley Capital Group	6,404	6,378

	7,458	7,742
Accrued property taxes	2,382	558
Accrued environmental obligations	2,089	2,887
Interest payable	23	48
Rebate due to Morgan Stanley Capital Group	1,689	5,877
Accrued expenses and other	2,436	2,812

	$16,077	$19,924

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2012 and December 31, 2011, we have billed and collected from certain of our customers approximately $7.5 million and $7.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At June 30, 2012 and December 31, 2011, we have accrued environmental obligations of approximately $2.1 million and $2.9 million, respectively, representing our best estimate of our remediation obligations. During the three and six months ended June 30, 2012, we made payments of approximately $0.3 million and $0.5 million, respectively, towards our environmental remediation obligations. During the three and six months ended June 30, 2012, we decreased our remediation obligations by approximately $nil and $0.3 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2012 and December 31, 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.7 million and $5.9 million, respectively. In March 2012, we paid Morgan Stanley Capital Group approximately $5.9 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	June 30, 2012	December 31, 2011
Advance payments received under long-term terminaling services agreements	$1,108	$1,121
Deferred revenue—ethanol blending fees and other projects	11,329	13,247

	$12,437	$14,368

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2012 and December 31, 2011, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2012 and December 31, 2011, we have unamortized deferred revenue of approximately $11.3 million and $13.2 million, respectively, for completed projects. During the three and six months ended June 30, 2012, we recorded deferred revenue of approximately $0.4 and $0.4 million, respectively, for completed projects. During the three months ended June 30, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $1.1 million and $1.1 million, respectively, for completed projects. During the six months ended June 30, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $2.3 million and $2.2 million, respectively, for completed projects.

(11) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $346.4 million at June 30, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT (Continued)

facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments" which may not exceed $125 million in the aggregate and subject to us having at least $50 million in "liquidity" before and after giving effect to such joint venture investment. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the credit facility as of June 30, 2012.

        For the three months ended June 30, 2012 and 2011, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.2% and 4.1%, respectively. For the six months ended June 30, 2012 and 2011, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.3% and 4.3%, respectively. At June 30, 2012 and December 31, 2011, our outstanding borrowings under the credit facility were $106.5 million and $120 million, respectively. At June 30, 2012 and December 31, 2011, our outstanding letters of credit were $nil at both dates.

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2011 and June 30, 2012	14,457,066	295,042

        At June 30, 2012 and December 31, 2011, common units outstanding include approximately 14,200 and 16,900 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2012, 1,575,324 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner. TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 3,375 and 4,460 common units pursuant to the program during the six months ended June 30, 2012 and 2011, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2011, we purchased 5,892 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap may vary based upon the method used to fund the related withholding taxes.

        Information about restricted phantom unit activity for the year ended December 31, 2011 and the six months ended June 30, 2012 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—

Units outstanding at June 30, 2012	1,575,324	38,500

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

        Deferred equity-based compensation of approximately $100,000 and $107,000 is included in direct general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively. Deferred equity-based compensation of approximately $207,000 and $205,000 is included in direct general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively.

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

(14) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At June 30, 2012, we have contractual commitments of approximately $13.3 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2012.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At June 30, 2012, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2012 (remainder of the year)	$647
2013	1,456
2014	1,475
2015	1,487
2016	1,512
Thereafter	4,811

$11,388

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.2 million in future periods.

        Rental expense under operating leases was approximately $275,000 and $350,000 for the three months ended June 30, 2012 and 2011, respectively. Rental expense under operating leases was approximately $595,000 and $640,000 for the six months ended June 30, 2012 and 2011, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$11,654	$17,028	$21,796	$28,354
Less:
Distributions payable on behalf of incentive distribution rights	(1,154)	(871)	(2,166)	(1,601)
Distributions payable on behalf of general partner interest	(189)	(183)	(375)	(363)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	(22)	(140)	(19)	(242)

Earnings allocable to general partner interest including incentive distribution rights	(1,365)	(1,194)	(2,560)	(2,206)

Net earnings allocable to limited partners	$10,289	$15,834	$19,236	$26,148

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic weighted average units	14,444	14,444	14,441	14,443
Dilutive effect of restricted phantom units	13	19	14	19

Diluted weighted average units	14,457	14,463	14,455	14,462

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        For the three months ended June 30, 2012, we included the dilutive effect of approximately 8,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the six months ended June 30, 2012, we included the dilutive effect of approximately 8,000, 6,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2011, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and six months ended June 30, 2011, we included the dilutive effect of approximately 8,000, 4,500, 30,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended June 30, 2012, we excluded the dilutive effect of 6,000 restricted phantom units granted March 31, 2011 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2012 and December 31, 2011.

        Cash and cash equivalents, trade receivables and trade accounts payable.    The carrying amount approximates fair value because of the short-term maturity of these instruments.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) DISCLOSURES ABOUT FAIR VALUE (Continued)

        Debt.    The carrying amount under our credit facility approximates fair value since borrowings under the facility bear interest at current market interest rates.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gulf Coast Terminals:
Terminaling services fees, net	$11,985	$11,787	$23,912	$23,056
Other	2,851	2,786	5,520	5,642

Revenue	14,836	14,573	29,432	28,698
Direct operating costs and expenses	(5,420)	(5,942)	(10,045)	(10,589)

Net margins	9,416	8,631	19,387	18,109

Midwest Terminals and Pipeline System:
Terminaling services fees, net	894	945	1,810	1,887
Pipeline transportation fees	536	543	988	923
Other	999	644	1,724	1,108

Revenue	2,429	2,132	4,522	3,918
Direct operating costs and expenses	(412)	(418)	(777)	(890)

Net margins	2,017	1,714	3,745	3,028

Brownsville Terminals:
Terminaling services fees, net	1,468	1,671	2,905	5,954
Pipeline transportation fees	663	670	1,738	1,250
Other	1,923	1,905	4,023	3,828

Revenue	4,054	4,246	8,666	11,032
Direct operating costs and expenses	(2,458)	(3,121)	(4,774)	(6,546)

Net margins	1,596	1,125	3,892	4,486

River Terminals:
Terminaling services fees, net	3,282	2,769	6,621	5,907
Other	224	41	578	138

Revenue	3,506	2,810	7,199	6,045
Direct operating costs and expenses	(2,149)	(1,819)	(4,651)	(3,491)

Net margins	1,357	991	2,548	2,554

Southeast Terminals:
Terminaling services fees, net	11,693	10,852	23,362	21,478
Other	1,924	2,219	4,094	4,797

Revenue	13,617	13,071	27,456	26,275
Direct operating costs and expenses	(5,745)	(6,336)	(9,906)	(10,697)

Net margins	7,872	6,735	17,550	15,578

Total net margins	22,258	19,196	47,122	43,755
Direct general and administrative expenses, net	785	(815)	(2,403)	(2,180)
Allocated general and administrative expenses	(2,695)	(2,617)	(5,390)	(5,233)
Allocated insurance expense	(898)	(822)	(1,795)	(1,645)
Reimbursement of bonus awards	(312)	(312)	(625)	(625)
Depreciation and amortization	(6,940)	(6,722)	(13,870)	(13,860)
Gain on disposition of assets	—	9,576	—	9,576
Equity in earnings of joint venture	328	233	435	233

Operating income	12,526	17,717	23,474	30,021
Other expenses, net	(872)	(689)	(1,678)	(1,667)

Net earnings	$11,654	$17,028	$21,796	$28,354

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended June 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,985	$783	$2,399	$3,506	$829	$11,502
Morgan Stanley Capital Group	10,375	1,646	—	—	12,775	24,796
Frontera	—	—	677	—	—	677
TransMontaigne Inc.	476	—	978	—	13	1,467

Total revenue	$14,836	$2,429	$4,054	$3,506	$13,617	$38,442

Capital expenditures	$439	$3,230	$399	$754	$621	$5,443

Identifiable assets	$140,552	$25,851	$49,771	$59,591	$184,402	$460,167

	Cash and cash equivalents					6,365
	Investment in joint venture					25,479
	Deferred financing costs					2,745
	Other					2,611

	Total assets					$497,367

	Three months ended June 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,680	$667	$2,507	$2,810	$684	$10,348
Morgan Stanley Capital Group	10,430	1,465	—	—	12,374	24,269
Frontera	—	—	602	—	—	602
TransMontaigne Inc.	463	—	1,137	—	13	1,613

Total revenue	$14,573	$2,132	$4,246	$2,810	$13,071	$36,832

Capital expenditures	$178	$5	$311	$426	$4,346	$5,266

Identifiable assets	$145,911	$10,048	$52,141	$59,686	$191,331	$459,117

	Cash and cash equivalents					5,720
	Investment in joint venture					26,826
	Investment in the BOSTCO project					18,245
	Deferred financing costs					3,493
	Other					238

	Total assets					$513,639

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Six months ended June 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$7,761	$1,476	$4,773	$7,185	$1,615	$22,810
Morgan Stanley Capital Group	20,736	3,046	—	14	25,815	49,611
Frontera	—	—	1,554	—	—	1,554
TransMontaigne Inc.	935	—	2,339	—	26	3,300

Total revenue	$29,432	$4,522	$8,666	$7,199	$27,456	$77,275

Capital expenditures	$571	$6,543	$602	$1,887	$899	$10,502

Identifiable assets	$140,552	$25,851	$49,771	$59,591	$184,402	$460,167

	Six months ended June 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,789	$1,234	$8,251	$5,993	$1,465	$23,732
Morgan Stanley Capital Group	20,993	2,684	—	52	24,783	48,512
Frontera	—	—	602	—	—	602
TransMontaigne Inc.	916		2,179		27	3,122

Total revenue	$28,698	$3,918	$11,032	$6,045	$26,275	$75,968

Capital expenditures	$620	$5	$1,164	$792	$10,076	$12,657

Identifiable assets	$145,911	$10,048	$52,141	$59,686	$191,331	$459,117

(18) SUBSEQUENT EVENTS

        On July 16, 2012, we announced a distribution of $0.64 per unit for the period from April 1, 2012 through June 30, 2012, payable on August 7, 2012 to unitholders of record on July 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.2% increase over the $0.62 per unit distribution declared for the second quarter of 2011.

        On July 18, 2012, Mr. Henry M. Kuchta resigned from the board of directors of our general partner and from the audit and conflicts committees of our general partner. In his letter of resignation, Mr. Kuchta indicated that there were no disagreements between himself and Partners or the board of directors of our general partner regarding Partners' operations, policies or practices.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2012

        On April 16, 2012, we announced a distribution of $0.63 per unit for the period from January 1, 2012 through March 31, 2012, payable on May 8, 2012 to unitholders of record on April 30, 2012.

SUBSEQUENT EVENTS

        On July 16, 2012, we announced a distribution of $0.64 per unit for the period from April 1, 2012 through June 30, 2012, payable on August 7, 2012 to unitholders of record on July 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.2% increase over the $0.62 per unit distribution declared for the second quarter of 2011.

        On July 18, 2012, Mr. Henry M. Kuchta resigned from the board of directors of our general partner and from the audit and conflicts committees of our general partner. In his letter of resignation, Mr. Kuchta indicated that there were no disagreements between himself and Partners or the board of directors of our general partner regarding Partners' operations, policies or practices.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2012 AND 2011

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

 ANALYSIS OF REVENUE

        Total revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2012	2011
Terminaling services fees, net	$29,322	$28,024
Pipeline transportation fees	1,199	1,213
Management fees and reimbursed costs	1,288	1,112
Other	6,633	6,483

Revenue	$38,442	$36,832

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our consolidated business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$14,836	$14,573
Midwest terminals and pipeline system	2,429	2,132
Brownsville terminals	4,054	4,246
River terminals	3,506	2,810
Southeast terminals	13,617	13,071

Revenue	$38,442	$36,832

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$11,985	$11,787
Midwest terminals and pipeline system	894	945
Brownsville terminals	1,468	1,671
River terminals	3,282	2,769
Southeast terminals	11,693	10,852

Terminaling services fees, net	$29,322	$28,024

        The increase in terminaling services fees, net includes an increase of approximately $0.8 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region and an increase of approximately $0.3 million from new business in our River region.

        Included in terminaling services fees, net for the three months ended June 30, 2012 and 2011 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $19.9 million and $19.1 million, respectively, and TransMontaigne Inc. of approximately $0.8 million and $0.9 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2012	2011
Firm commitments:
External customers	$7,999	$7,578
Affiliates	20,681	20,072

Total	28,680	27,650

Variable:
External customers	695	447
Affiliates	(53)	(73)

Total	642	374

Terminaling services fees, net	$29,322	$28,024

        At June 30, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended June 30, 2012 were as follows (in thousands):

At June 30, 2012
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,015
1 year or more, but less than 3 years remaining	20,358
3 years or more, but less than 5 years remaining	3,087
5 years or more remaining	1,220

Total firm commitments for the three months ended June 30, 2012	$28,680

        We have a terminaling services agreement with Valero Marketing and Supply Company, which we refer to as Valero, for approximately 1.1 million barrels of light refined product storage capacity (out of approximately 23.4 million barrels of active storage capacity across our system), in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals that expires on April 1, 2013. In July 2012 we began preliminary discussions with Valero to renew the terminaling services agreement. At this time we are unsure what the outcome of these negotiations will be. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on May 3, 2012, which sets forth important factors that could adversely affect our business and results of operations.

        Pipeline transportation fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariffs on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	536	543
Brownsville terminals	663	670
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,199	$1,213

        Included in pipeline transportation fees for the three months ended June 30, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.7 million and $0.7 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$52	$18
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,236	1,094
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,288	$1,112

        Included in management fees and reimbursed costs for the three months ended June 30, 2012 and 2011 are fees charged to Frontera of approximately $0.7 million and $0.6 million, respectively.

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

Principal Components of Other Revenue

	Three months ended June 30,
	2012	2011
Product gains, net	$4,036	$4,668
Steam heating fees	773	947
Product transfer services	295	216
Railcar handling	109	121
Other	1,420	531

Other revenue	$6,633	$6,483

        For the three months ended June 30, 2012 and 2011, we sold approximately 39,200 and 46,100 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $120 and $126 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2012 and 2011, we accrued a liability due to Morgan Stanley Capital Group of approximately $0.7 million and $1.1 million, respectively.

        Included in other revenue for the three months ended June 30, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $4.4 million and $4.7 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$2,799	$2,768
Midwest terminals and pipeline system	999	644
Brownsville terminals	687	811
River terminals	224	41
Southeast terminals	1,924	2,219

Other revenue	$6,633	$6,483

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2012	2011
Wages and employee benefits	$5,523	$5,689
Utilities and communication charges	1,697	1,908
Repairs and maintenance	5,528	6,336
Office, rentals and property taxes	1,718	1,731
Vehicles and fuel costs	314	359
Environmental compliance costs	614	1,121
Other	790	492

Direct operating costs and expenses	$16,184	$17,636

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2012	2011
Gulf Coast terminals	$5,420	$5,942
Midwest terminals and pipeline system	412	418
Brownsville terminals	2,458	3,121
River terminals	2,149	1,819
Southeast terminals	5,745	6,336

Direct operating costs and expenses	$16,184	$17,636

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses within the consolidated statement of comprehensive income for the three months ended June 30, 2012 resulted in a net credit balance of approximately $0.8 million. For the three months ended June 30, 2011, the direct general and administrative expenses were approximately $0.8 million. The net credit balance for the three months ended June 30, 2012 primarily resulted from an approximately $2.2 million settlement received from our predecessor auditor, KPMG LLP. The settlement reimbursed us for the audit and legal expenses that resulted from the re-audits performed by Deloitte & Touche LLP, our new independent registered public accounting firm, of our financial statements for the years ended December 31, 2010 and December 31, 2009 and the re-reviews of our 2011 quarterly financial information, each as contained in our annual report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2011. As previously disclosed in our Securities and

Exchange Commission filings, these re-audits and re-reviews were the result of the determination that our prior auditor, KPMG LLP, was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future service periods. The reimbursements were approximately $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively.

        For the three months ended June 30, 2012 and 2011, depreciation and amortization expense was approximately $6.9 million and $6.7 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

ANALYSIS OF REVENUE

        Total revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2012	2011
Terminaling services fees, net	$58,610	$58,282
Pipeline transportation fees	2,726	2,173
Management fees and reimbursed costs	2,743	1,583
Other	13,196	13,930

Revenue	$77,275	$75,968

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$29,432	$28,698
Midwest terminals and pipeline system	4,522	3,918
Brownsville terminals	8,666	11,032
River terminals	7,199	6,045
Southeast terminals	27,456	26,275

Revenue	$77,275	$75,968

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

Terminaling Services Fees, Net, by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$23,912	$23,056
Midwest terminals and pipeline system	1,810	1,887
Brownsville terminals	2,905	5,954
River terminals	6,621	5,907
Southeast terminals	23,362	21,478

Terminaling services fees, net	$58,610	$58,282

        The increase in terminaling services fees, net includes an increase of approximately $1.8 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region, an increase of approximately $0.4 million from the acquisition of the Pensacola terminal on March 1, 2011 in the Gulf Coast region and an increase of approximately $0.4 million from new business in our River region. This increase has been partially offset by decreases in terminaling service fees, net of approximately $2.5 million at our Brownsville terminals resulting from product storage capacity contributed to Frontera effective as of April 1, 2011.

        Included in terminaling services fees, net for the six months ended June 30, 2012 and 2011 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $39.8 million and $38.0 million, respectively, and TransMontaigne Inc. of approximately $1.6 million and $1.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2012	2011
Firm commitments:
External customers	$15,804	$16,932
Affiliates	41,443	39,865

Total	57,247	56,797

Variable:
External customers	1,423	1,541
Affiliates	(60)	(56)

Total	1,363	1,485

Terminaling services fees, net	$58,610	$58,282

        At June 30, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the six months ended June 30, 2012 were as follows (in thousands):

At June 30, 2012
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$8,002
1 year or more, but less than 3 years remaining	40,827
3 years or more, but less than 5 years remaining	6,088
5 years or more remaining	2,330

Total firm commitments for the six months ended June 30, 2012	$57,247

        We have a terminaling services agreement with Valero Marketing and Supply Company, which we refer to as Valero, for approximately 1.1 million barrels of light refined product storage capacity (out of approximately 23.4 million barrels of active storage capacity across our system), in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals that expires on April 1, 2013. In July 2012 we began preliminary discussions with Valero to renew the terminaling services agreement. At this time we are unsure what the outcome of these negotiations will be. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on May 3, 2012, which sets forth important factors that could adversely affect our business and results of operations.

        Pipeline transportation fees.    We earn pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariffs on the

Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	988	923
Brownsville terminals	1,738	1,250
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,726	$2,173

        Included in pipeline transportation fees for the six months ended June 30, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $1.0 million and $0.9 million, respectively, and TransMontaigne Inc. of approximately $1.7 million and $1.3 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$88	$35
Midwest terminals and pipeline system	—	—
Brownsville terminals	2,655	1,548
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$2,743	$1,583

        Included in management fees and reimbursed costs for the six months ended June 30, 2012 and 2011 are fees charged to Frontera of approximately $1.6 million and $0.6 million, respectively.

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

Principal Components of Other Revenue

	Six months ended June 30,
	2012	2011
Product gains, net	$8,462	$9,358
Steam heating fees	1,846	2,254
Product transfer services	482	653
Railcar handling	234	293
Other	2,172	1,372

Other revenue	$13,196	$13,930

        For the six months ended June 30, 2012 and 2011, we sold approximately 82,600 and 98,100 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $123 and $121 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2012 and 2011, we accrued a liability due to Morgan Stanley Capital Group of approximately $1.7 million and $2.5 million, respectively.

        Included in other revenue for the six months ended June 30, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $8.8 million and $9.6 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$5,432	$5,607
Midwest terminals and pipeline system	1,724	1,108
Brownsville terminals	1,368	2,280
River terminals	578	138
Southeast terminals	4,094	4,797

Other revenue	$13,196	$13,930

 ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months ended June 30,
	2012	2011
Wages and employee benefits	$11,309	$11,350
Utilities and communication charges	3,690	4,237
Repairs and maintenance	8,791	9,420
Office, rentals and property taxes	3,372	3,486
Vehicles and fuel costs	651	751
Environmental compliance costs	1,178	1,980
Other	1,162	989

Direct operating costs and expenses	$30,153	$32,213

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2012	2011
Gulf Coast terminals	$10,045	$10,589
Midwest terminals and pipeline system	777	890
Brownsville terminals	4,774	6,546
River terminals	4,651	3,491
Southeast terminals	9,906	10,697

Direct operating costs and expenses	$30,153	$32,213

        The direct general and administrative expenses were approximately $2.4 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.

        The allocated general and administrative expenses were approximately $5.4 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively.

        The allocated insurance expenses were approximately $1.8 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

        The reimbursement of bonus awards was approximately $0.6 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

        For the six months ended June 30, 2012 and 2011, depreciation and amortization expense was approximately $13.9 million and $13.9 million, respectively.

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

        We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders. We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our credit facility (See Note 11 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities, if any, with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financing, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

        Our capital expenditures for the six months ended June 30, 2012 were approximately $10.5 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through the first quarter of 2013. At June 30, 2012, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $6 million to $8 million, with the majority of those expenditures occurring in July of 2012 related to the completion of one million barrels of crude oil tankage in Cushing, Oklahoma. We expect to fund our expansion capital expenditures with additional borrowings under our credit facility.

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

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $346.4 million at June 30, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets. At June 30, 2012, our outstanding borrowings under the credit facility were $106.5 million.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments" which may not exceed $125 million in the aggregate and subject to us having at least $50 million in "liquidity" before and after giving effect to such joint venture investment. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a defined financial performance measure within the credit facility known as "Consolidated EBITDA." The calculation of the "total leverage ratio" and "interest coverage ratio" contained in the credit facility is as follows (in thousands, except ratios):

	Three months ended
					Twelve months ended June 30, 2012
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$16,445	$18,509	$18,311	$19,662	$72,927
Consolidated funded indebtedness					$106,500
Total leverage ratio					1.46x
Consolidated EBITDA for the interest coverage ratio	$16,445	$18,509	$18,311	$19,662	$72,927
Consolidated interest expense, as stipulated in the credit facility	$670	$763	$681	$648	$2,762
Interest coverage ratio					26.40x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$16,445	$18,509	$18,311	$19,662	$72,927
Consolidated interest expense	(670)	(763)	(681)	(648)	(2,762)
Amortization of deferred revenue	(1,134)	(1,136)	(1,144)	(1,134)	(4,548)
Amounts due under long-term terminaling services agreements, net	(119)	(165)	128	140	(16)
Change in operating assets and liabilities	(996)	2,092	(7,076)	(1,584)	(7,564)

Cash flows provided by operating activities	$13,526	$18,537	$9,538	$16,436	$58,037

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At June 30, 2012, we had outstanding borrowings of $106.5 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2012 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.1 million.

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

        For the six months ended June 30, 2012 and 2011, we sold approximately 82,600 and 98,100 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $123 and $121 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2012 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April	575	$35.06	575	6,325
May	575	$34.02	575	5,750
June	575	$31.25	575	5,175

	1,725	$33.44	1,725

        During the three months ended June 30, 2012, we purchased 1,725 common units, with approximately $58,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of March 31, 2013; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 5,175 common units, in the aggregate, through the purchase program's scheduled termination date of March 31, 2013.

ITEM 6.    EXHIBITS

        Exhibits:

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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

Date: August 7, 2012	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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