Form 10-Q
period 2012-09-30
TransMontaigne Partners L.P.
filed 2012-11-06
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

        As of October 31, 2012, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2012 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K/A, Amendment No. 1, filed on May 3, 2012 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three and nine months ended September 30, 2012:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Operating Finance Corp.

  •
  TPME L.L.C.

  •
  TLP Mex L.L.C.

  •
  Penn Octane de Mexico, S. de R.L. de C.V.

  •
  Termatsal, S. de R.L. de C.V.

  •
  Tergas, S. de R.L. de C.V.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of September 30, 2012. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,938	$7,138
Trade accounts receivable, net	4,896	4,271
Due from affiliates	4,410	3,906
Other current assets	4,863	22,768

Total current assets	21,107	38,083
Property, plant and equipment, net	428,082	431,782
Goodwill	8,739	8,716
Investment in joint venture	25,836	25,875
Other assets, net	8,485	9,648

	$492,249	$514,104

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Trade accounts payable	$6,125	$7,936
Accrued liabilities	20,273	19,924

Total current liabilities	26,398	27,860
Other liabilities	11,419	14,368
Long-term debt	102,000	120,000

Total liabilities	139,817	162,228

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at September 30, 2012 and December 31, 2011)	296,237	296,052
General partner interest (2% interest with 295,042 equivalent units outstanding at September 30, 2012 and December 31, 2011)	56,638	56,490
Accumulated other comprehensive loss	(443)	(666)

Total partners' equity	352,432	351,876

	$492,249	$514,104

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
External customers	$11,292	$10,802	$34,102	$34,534
Affiliates	27,582	26,283	82,047	78,519

Total revenue	38,874	37,085	116,149	113,053

Operating costs and expenses and other:
Direct operating costs and expenses	(16,170)	(16,490)	(46,323)	(48,703)
Direct general and administrative expenses	(1,204)	(1,060)	(3,607)	(3,240)
Allocated general and administrative expenses	(2,695)	(2,616)	(8,085)	(7,849)
Allocated insurance expense	(897)	(823)	(2,692)	(2,468)
Reimbursement of bonus awards	(313)	(313)	(938)	(938)
Depreciation and amortization	(7,112)	(6,873)	(20,982)	(20,733)
Gain on disposition of assets	—	—	—	9,576
Equity in earnings (loss) of joint venture	217	(285)	652	(52)

Total operating costs and expenses and other	(28,174)	(28,460)	(81,975)	(74,407)

Operating income	10,700	8,625	34,174	38,646
Other income (expenses):
Interest expense	(692)	(670)	(2,021)	(1,694)
Foreign currency transaction gain (loss)	32	(102)	58	(65)
Amortization of deferred financing costs	(187)	(187)	(562)	(867)

Total other expenses, net	(847)	(959)	(2,525)	(2,626)

Net earnings	9,853	7,666	31,649	36,020
Other comprehensive income—foreign currency translation adjustments	130	(366)	223	(233)

Comprehensive income	$9,983	$7,300	$31,872	$35,787

Net earnings	$9,853	$7,666	$31,649	$36,020
Less—earnings allocable to general partner interest including incentive distribution rights	(1,328)	(1,007)	(3,888)	(3,213)

Net earnings allocable to limited partners	$8,525	$6,659	$27,761	$32,807

Net earnings per limited partner unit—basic	$0.59	$0.46	$1.92	$2.27

Net earnings per limited partner unit—diluted	$0.59	$0.46	$1.92	$2.27

Weighted average limited partner units outstanding—basic	14,442	14,442	14,442	14,442

Weighted average limited partner units outstanding—diluted	14,447	14,453	14,447	14,454

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2011 and nine months ended September 30, 2012

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2010	$289,632	$55,533	$(349)	$344,816
Distributions to unitholders	(35,575)	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	4,415	—	46,520
Other comprehensive loss	—	—	(317)	(317)

Balance December 31, 2011	296,052	56,490	(666)	351,876
Distributions to unitholders	(27,506)	(3,740)	—	(31,246)
Deferred equity-based compensation related to restricted phantom units	321	—	—	321
Purchase of 10,991 common units by our long-term incentive plan and from affiliate	(391)	—	—	(391)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for nine months ended September 30, 2012	27,761	3,888	—	31,649
Other comprehensive income	—	—	223	223

Balance September 30, 2012	$296,237	$56,638	$(443)	$352,432

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net earnings	$9,853	$7,666	$31,649	$36,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,112	6,873	20,982	20,733
Gain on disposition of assets	—	—	—	(9,576)
Equity in loss (earnings) of joint venture	(217)	285	(652)	52
Distributions received from joint venture	361	657	1,192	657
Deferred equity-based compensation	114	107	321	312
Amortization of deferred financing costs	187	187	562	867
Unrealized gain on derivative instrument	—	—	—	(1,250)
Amortization of deferred revenue	(1,173)	(1,134)	(3,451)	(3,372)
Amounts due under long-term terminaling services agreements, net	179	(119)	447	(414)
Changes in operating assets and liabilities:
Trade accounts receivable, net	397	(1,347)	(597)	1,406
Due from affiliates	(726)	(229)	(84)	2,032
Other current assets	1,712	1,099	(79)	1,851
Trade accounts payable	695	(1,979)	(1,973)	(4,431)
Due to affiliates	—	(74)	—	(111)
Accrued liabilities	4,186	1,534	337	2,778

Net cash provided by operating activities	22,680	13,526	48,654	47,554

Cash flows from investing activities:
Acquisition of terminal facilities	—	—	—	(12,781)
Additions to investment in the BOSTCO project	—	(3,894)	—	(7,005)
Additions to property, plant and equipment—expansion of facilities	(4,987)	(2,613)	(12,853)	(12,048)
Additions to property, plant and equipment—maintain existing facilities	(1,296)	(1,527)	(3,932)	(4,749)
Contributions to joint venture	(500)	(21)	(500)	(1,021)
Proceeds in return for contribution of assets to joint venture	—	—	—	25,593
Proceeds from sale of assets	—	—	18,000	—

Net cash provided by (used in) investing activities	(6,783)	(8,055)	715	(12,011)

Cash flows from financing activities:
Borrowings of debt under credit facility	10,000	11,000	44,500	61,843
Repayments of debt under credit facility	(14,500)	(6,500)	(62,500)	(63,843)
Deferred debt issuance costs	—	—	—	(3,575)
Distributions paid to unitholders	(10,604)	(9,976)	(31,246)	(29,471)
Purchase of common units by our long-term incentive plan and from affiliate	(276)	(308)	(391)	(475)

Net cash used in financing activities	(15,380)	(5,784)	(49,637)	(35,521)

Increase (decrease) in cash and cash equivalents	517	(313)	(268)	22
Foreign currency translation effect on cash	56	(137)	68	(105)
Cash and cash equivalents at beginning of period	6,365	5,720	7,138	5,353

Cash and cash equivalents at end of period	$6,938	$5,270	$6,938	$5,270

Supplemental disclosure of cash flow information:
Cash paid for interest	$679	$670	$2,046	$3,671

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At September 30, 2012, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 21.6% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the three and nine months ended September 30, 2012 and 2011.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively. The allocated general and administrative expenses were approximately $8.1 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. The allocated insurance charges were approximately $2.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for each of the three months ended September 30, 2012 and 2011. The reimbursement of bonus awards was approximately $0.9 million for each of the nine months ended September 30, 2012 and 2011.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2012 and 2011, we recognized revenue of approximately $4.1 million and $3.8 million, respectively, for net product gained. Within these amounts, approximately $3.4 million and $3.4 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2012 and 2011, we recognized revenue of approximately $12.5 million and $13.2 million, respectively, for net product gained. Within these amounts, approximately $10.5 million and $11.9 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

        We did not have any derivative instruments during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. During the three and nine months ended September 30, 2011, we recognized net payments to the counterparty in the amount of $nil and approximately $1.3 million, respectively.

        At the time we entered into the interest rate swap we did not designate it as a hedge, and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of comprehensive income. During the three and nine months ended September 30, 2011, we recognized unrealized gains in the amount of $nil and approximately $1.3 million, respectively, related to the estimated change in the fair value of the interest rate swap, which was recorded as a reduction to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk. Our fair

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value measurement of our interest rate swap utilized Level 2 inputs as defined by generally accepted accounting principles.

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

(n)   Reclassification and correction of prior period amounts

        Certain prior period amounts have been changed. Within the financing activities section of the consolidated statements of cash flows for the three and nine months ended September 30, 2011, the net borrowings and repayments of debt under our credit facility have been corrected to reflect the gross amount of borrowings and the gross amount of repayments. In addition, within the consolidated statement of comprehensive income for the nine months ended September 30, 2011, the unrealized gain on our derivative instrument has been reclassified to interest expense. We did not have any

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivative instruments during the three and nine months ended September 30, 2012 nor during the three months ended September 30, 2011. These changes in presentation had no impact on previously reported amounts of net earnings or partners' equity.

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

        Revenue support agreement—Oklahoma City terminal.    We have a revenue support agreement with TransMontaigne Inc. that provides that in the event any current third-party terminaling services agreement should expire, TransMontaigne Inc. agrees to enter into a terminaling services agreement

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

that will expire no earlier than November 1, 2012. The terminaling services agreement will provide that TransMontaigne Inc. agrees to throughput such volume of refined product as may be required to guarantee minimum revenue of approximately $0.8 million per year. If TransMontaigne Inc. fails to meet its minimum revenue commitment in any year, it must pay us the amount of any shortfall within 15 business days following receipt of an invoice from us. In exchange for TransMontaigne Inc.'s minimum revenue commitment, we will agree to provide TransMontaigne Inc. approximately 158,000 barrels of light oil storage capacity at our Oklahoma City terminal. TransMontaigne Inc.'s minimum revenue commitment currently is not in effect because a major oil company is under contract through January 31, 2014 for the utilization of the light oil storage capacity at the terminal.

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

        Terminaling and transportation services agreement—Brownsville LPG.    We have a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that expired on March 31, 2011 and is continuing on a month to month basis, subject to either party's right to terminate with thirty days' prior notice. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that will result in minimum revenue to us of approximately $1.3 million per year. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended September 30, 2012 and 2011, we recognized approximately $0.9 million and $0.6 million, respectively, of revenue related to this operations and reimbursement agreement. For the nine months ended September 30, 2012 and 2011, we recognized approximately $2.5 million and $1.2 million, respectively, of revenue related to this operations and reimbursement agreement.

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

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade accounts receivable	$5,096	$4,471
Less allowance for doubtful accounts	(200)	(200)

	$4,896	$4,271

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Morgan Stanley Capital Group	64%	65%	64%	64%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2012	December 31, 2011
Amounts due from insurance companies	$2,845	$2,695
Amounts due from the sale of the BOSTCO project	—	18,000
Additive detergent	1,699	1,812
Deposits and other assets	319	261

	$4,863	$22,768

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2012 and December 31, 2011, we have recognized amounts due from insurance companies of approximately $2.8 million and $2.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and nine months ended September 30, 2012, we received reimbursements from insurance companies of approximately $0.4 million and $1.1 million, respectively. During the three and nine months ended September 30, 2012, we increased our estimate of insurance recoveries approximately $1.2 million and $1.2 million, respectively, to reflect a change in our estimate of our future environmental remediation costs (see Note 9 of Notes to consolidated financial statements).

        Amounts due from the sale of the BOSTCO project.    On December 29, 2011 we sold our remaining interest in the BOSTCO project for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013. The BOSTCO project constitutes the development of a 6.1 million barrel black oil storage terminal on the Houston Ship Channel. At this time we are unable to predict whether we will be able to exercise the purchase option or be able to sell the option. Accordingly, no amount for the value of this option has been reflected in our financial statements due to the uncertainty surrounding this gain contingency. The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected as amounts due at December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$52,652	$52,641
Terminals, pipelines and equipment	547,699	524,346
Furniture, fixtures and equipment	1,588	1,507
Construction in progress	2,475	8,745

	604,414	587,239
Less accumulated depreciation	(176,332)	(155,457)

	$428,082	$431,782

(7) GOODWILL

        Goodwill is as follows (in thousands):

	September 30, 2012	December 31, 2011
Brownsville terminals (includes approximately $52 and $75, respectively, of foreign currency translation adjustments)	$8,739	$8,716

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2012	December 31, 2011
Amounts due under long-term terminaling services agreements:
External customers	$660	$760
Morgan Stanley Capital Group	3,798	4,146

	4,458	4,906
Deferred financing costs, net of accumulated amortization of $1,123 and $561, respectively	2,557	3,119
Customer relationships, net of accumulated amortization of $1,232 and $1,080, respectively	1,198	1,350
Deposits and other assets	272	273

	$8,485	$9,648

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2012 and December 31, 2011, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.5 million and $4.9 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Customer advances and deposits:
External customers	$1,412	$1,364
Morgan Stanley Capital Group	6,408	6,378

	7,820	7,742
Accrued property taxes	3,394	558
Accrued environmental obligations	3,331	2,887
Interest payable	38	48
Rebate due to Morgan Stanley Capital Group	2,369	5,877
Accrued expenses and other	3,321	2,812

	$20,273	$19,924

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2012 and December 31, 2011, we have billed and collected from certain of our customers approximately $7.8 million and $7.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At September 30, 2012 and December 31, 2011, we have accrued environmental obligations of approximately $3.3 million and $2.9 million, respectively, representing our best estimate of our remediation obligations. During the three and nine months ended September 30, 2012, we made payments of approximately $0.2 million and $0.7 million, respectively, towards our environmental remediation obligations. During the three and nine months ended September 30, 2012, we increased our remediation obligations by approximately $1.4 million and $1.1 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2012 and December 31, 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.4 million and $5.9 million, respectively. In March 2012, we paid Morgan Stanley Capital Group approximately $5.9 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2011.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Advance payments received under long-term terminaling services agreements	$1,120	$1,121
Deferred revenue—ethanol blending fees and other projects	10,299	13,247

	$11,419	$14,368

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2012 and December 31, 2011, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals and other projects. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2012 and December 31, 2011, we have unamortized deferred revenue of approximately $10.3 million and $13.2 million, respectively, for completed projects. During the three and nine months ended September 30, 2012, we recorded deferred revenue of approximately $0.1 million and $0.6 million, respectively, for completed projects. During the three months ended September 30, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $1.2 million and $1.1 million, respectively, for completed projects. During the nine months ended September 30, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $3.5 million and $3.4 million, respectively, for completed projects.

(11) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $354.3 million at September 30, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) LONG-TERM DEBT (Continued)

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

        The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). We were in compliance with all of the covenants under the credit facility as of September 30, 2012.

        For the three months ended September 30, 2012 and 2011, the weighted average interest rate on borrowings under the credit facility was approximately 2.2% and 2.2%, respectively. For the nine months ended September 30, 2012 and 2011, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.3% and 3.6%, respectively. At September 30, 2012 and December 31, 2011, our outstanding borrowings under the credit facility were $102 million and $120 million, respectively. At September 30, 2012 and December 31, 2011, our outstanding letters of credit were $nil at both dates.

(12) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2011 and September 30, 2012	14,457,066	295,042

        At September 30, 2012 and December 31, 2011, common units outstanding include approximately 15,900 and 16,900 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2012, 1,583,933 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 5,100 and 6,110 common units pursuant to the program during the nine months ended September 30, 2012 and 2011, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2012 and 2011, we purchased 5,891 and 5,892 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap varies based upon the funding of the related withholding taxes.

        Information about restricted phantom unit activity for the year ended December 31, 2011 and the nine months ended September 30, 2012 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at September 30, 2012	1,583,933	24,000

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) LONG-TERM INCENTIVE PLAN (Continued)

        On March 31, 2012 and 2011, TransMontaigne Services Inc. granted 8,000 and 8,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.3 million and $0.3 million, associated with the March 2012 and March 2011 grants, respectively.

        Deferred equity-based compensation of approximately $114,000 and $107,000 is included in direct general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively. Deferred equity-based compensation of approximately $321,000 and $312,000 is included in direct general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively.

        On July 18, 2012, Mr. Henry M. Kuchta forfeited the vesting of 4,500 restricted phantom units as a result of his resignation as a member of the board of directors of our general partner.

        Effective August 10, 2009, Charles L. Dunlap was appointed to serve as CEO of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule applicable for the grants to our independent directors. Over the respective four-year vesting period, we will recognize deferred equity-based compensation of approximately $1.0 million associated with the August 2009 grant.

(14) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At September 30, 2012, we have contractual commitments of approximately $10.7 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2012.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At September 30, 2012, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2012 (remainder of the year)	$376
2013	1,483
2014	1,502
2015	1,515
2016	1,539
Thereafter	4,838

$11,253

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) COMMITMENTS AND CONTINGENCIES (Continued)

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.1 million in future periods.

        Rental expense under operating leases was approximately $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. Rental expense under operating leases was approximately $1.0 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

(15) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings	$9,853	$7,666	$31,649	$36,020
Less:
Distributions payable on behalf of incentive distribution rights	(1,154)	(871)	(3,320)	(2,472)
Distributions payable on behalf of general partner interest	(189)	(183)	(564)	(546)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	15	47	(4)	(195)

Earnings allocable to general partner interest including incentive distribution rights	(1,328)	(1,007)	(3,888)	(3,213)

Net earnings allocable to limited partners	$8,525	$6,659	$27,761	$32,807

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic weighted average units	14,442	14,442	14,442	14,442
Dilutive effect of restricted phantom units	5	11	5	12

Diluted weighted average units	14,447	14,453	14,447	14,454

        For the three and nine months ended September 30, 2012, we included the dilutive effect of approximately 2,000, 10,000 and 1,500 restricted phantom units granted March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and nine months ended September 30, 2011, we included the dilutive effect of approximately 8,000, 4,500, 20,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and nine months ended September 30, 2012, we excluded the dilutive effect of approximately 6,000 and 4,500 restricted phantom units granted March 31, 2012 and March 31, 2011, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2012 and December 31, 2011.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gulf Coast Terminals:
Terminaling services fees, net	$11,959	$11,730	$35,871	$34,786
Other	2,302	1,781	7,822	7,423

Revenue	14,261	13,511	43,693	42,209
Direct operating costs and expenses	(5,407)	(5,191)	(15,452)	(15,780)

Net margins	8,854	8,320	28,241	26,429

Midwest Terminals and Pipeline System:
Terminaling services fees, net	1,605	949	3,415	2,836
Pipeline transportation fees	463	504	1,451	1,427
Other	947	413	2,671	1,521

Revenue	3,015	1,866	7,537	5,784
Direct operating costs and expenses	(551)	(534)	(1,328)	(1,424)

Net margins	2,464	1,332	6,209	4,360

Brownsville Terminals:
Terminaling services fees, net	1,576	1,602	4,481	7,556
Pipeline transportation fees	805	565	2,543	1,815
Other	2,201	2,034	6,224	5,862

Revenue	4,582	4,201	13,248	15,233
Direct operating costs and expenses	(3,232)	(3,185)	(8,006)	(9,731)

Net margins	1,350	1,016	5,242	5,502

River Terminals:
Terminaling services fees, net	3,292	3,171	9,913	9,078
Other	173	183	751	321

Revenue	3,465	3,354	10,664	9,399
Direct operating costs and expenses	(2,113)	(2,311)	(6,764)	(5,802)

Net margins	1,352	1,043	3,900	3,597

Southeast Terminals:
Terminaling services fees, net	11,735	11,584	35,097	33,062
Other	1,816	2,569	5,910	7,366

Revenue	13,551	14,153	41,007	40,428
Direct operating costs and expenses	(4,867)	(5,269)	(14,773)	(15,966)

Net margins	8,684	8,884	26,234	24,462

Total net margins	22,704	20,595	69,826	64,350
Direct general and administrative expenses	(1,204)	(1,060)	(3,607)	(3,240)
Allocated general and administrative expenses	(2,695)	(2,616)	(8,085)	(7,849)
Allocated insurance expense	(897)	(823)	(2,692)	(2,468)
Reimbursement of bonus awards	(313)	(313)	(938)	(938)
Depreciation and amortization	(7,112)	(6,873)	(20,982)	(20,733)
Gain on disposition of assets	—	—	—	9,576
Equity in earnings (loss) of joint venture	217	(285)	652	(52)

Operating income	10,700	8,625	34,174	38,646
Other expenses, net	(847)	(959)	(2,525)	(2,626)

Net earnings	$9,853	$7,666	$31,649	$36,020

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended September 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,758	$645	$2,530	$3,461	$898	$11,292
Morgan Stanley Capital Group	10,035	2,370	—	4	12,641	25,050
Frontera	—	—	930	—	—	930
TransMontaigne Inc.	468	—	1,122	—	12	1,602

Total revenue	$14,261	$3,015	$4,582	$3,465	$13,551	$38,874

Capital expenditures	$172	$4,629	$343	$558	$581	$6,283

Identifiable assets	$138,281	$26,366	$49,939	$60,155	$181,770	$456,511

	Cash and cash equivalents					6,938
	Investment in joint venture					25,836
	Deferred financing costs					2,557
	Other					407

	Total assets					$492,249

	Three months ended September 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,667	$537	$2,544	$3,333	$721	$10,802
Morgan Stanley Capital Group	9,381	1,329	—	21	13,419	24,150
Frontera	—	—	632	—	—	632
TransMontaigne Inc.	463	—	1,025	—	13	1,501

Total revenue	$13,511	$1,866	$4,201	$3,354	$14,153	$37,085

Capital expenditures	$186	$228	$215	$616	$2,895	$4,140

Identifiable assets	$144,597	$12,247	$51,304	$59,408	$192,026	$459,582

	Cash and cash equivalents					5,270
	Investment in joint venture					25,905
	Investment in the BOSTCO project					22,139
	Deferred financing costs					3,306
	Other					342

	Total assets					$516,544

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,519	$2,121	$7,303	$10,646	$2,513	$34,102
Morgan Stanley Capital Group	30,771	5,416	—	18	38,456	74,661
Frontera	—	—	2,484	—	—	2,484
TransMontaigne Inc.	1,403	—	3,461	—	38	4,902

Total revenue	$43,693	$7,537	$13,248	$10,664	$41,007	$116,149

Capital expenditures	$743	$11,172	$945	$2,445	$1,480	$16,785

Identifiable assets	$138,281	$26,366	$49,939	$60,155	$181,770	$456,511

	Nine months ended September 30, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$10,456	$1,771	$10,795	$9,326	$2,186	$34,534
Morgan Stanley Capital Group	30,374	4,013	—	73	38,203	72,663
Frontera	—	—	1,234	—	—	1,234
TransMontaigne Inc.	1,379		3,204		39	4,622

Total revenue	$42,209	$5,784	$15,233	$9,399	$40,428	$113,053

Capital expenditures	$806	$233	$1,379	$1,408	$12,971	$16,797

Identifiable assets	$144,597	$12,247	$51,304	$59,408	$192,026	$459,582

(18) SUBSEQUENT EVENT

        On October 15, 2012, we announced a distribution of $0.64 per unit for the period from July 1, 2012 through September 30, 2012, payable on November 6, 2012 to unitholders of record on October 31, 2012.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

        As of August 1, 2012 we completed the construction of one million barrels of crude oil storage tankage in Cushing, Oklahoma. As previously disclosed, we have entered into a long-term terminaling services agreement with Morgan Stanley Capital Group for the use of this facility. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil at our Cushing, Oklahoma terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012 through July 31, 2019.

SUBSEQUENT EVENT

        On October 15, 2012, we announced a distribution of $0.64 per unit for the period from July 1, 2012 through September 30, 2012, payable on November 6, 2012 to unitholders of record on October 31, 2012.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

 ANALYSIS OF REVENUE

        Total revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2012	2011
Terminaling services fees, net	$30,167	$29,036
Pipeline transportation fees	1,268	1,069
Management fees and reimbursed costs	1,531	1,126
Other	5,908	5,854

Revenue	$38,874	$37,085

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our consolidated business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$14,261	$13,511
Midwest terminals and pipeline system	3,015	1,866
Brownsville terminals	4,582	4,201
River terminals	3,465	3,354
Southeast terminals	13,551	14,153

Revenue	$38,874	$37,085

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$11,959	$11,730
Midwest terminals and pipeline system	1,605	949
Brownsville terminals	1,576	1,602
River terminals	3,292	3,171
Southeast terminals	11,735	11,584

Terminaling services fees, net	$30,167	$29,036

        The increase in terminaling services fees, net includes an increase of approximately $0.7 million resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility in the Midwest region.

        Included in terminaling services fees, net for the three months ended September 30, 2012 and 2011 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $20.5 million and $19.8 million, respectively, and TransMontaigne Inc. of approximately $0.8 million and $0.9 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2012	2011
Firm commitments:
External customers	$8,300	$7,907
Affiliates	21,345	20,752

Total	29,645	28,659

Variable:
External customers	562	450
Affiliates	(40)	(73)

Total	522	377

Terminaling services fees, net	$30,167	$29,036

        At September 30, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended September 30, 2012 were as follows (in thousands):

At September 30, 2012
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,039
1 year or more, but less than 3 years remaining	20,495
3 years or more, but less than 5 years remaining	3,356
5 years or more remaining	1,755

Total firm commitments for the three months ended September 30, 2012	$29,645

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	463	504
Brownsville terminals	805	565
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,268	$1,069

        Included in pipeline transportation fees for the three months ended September 30, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $0.5 million and $0.5 million, respectively, and TransMontaigne Inc. of approximately $0.8 million and $0.6 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$65	$20
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,466	1,106
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,531	$1,126

        Included in management fees and reimbursed costs for the three months ended September 30, 2012 and 2011 are fees charged to Frontera of approximately $0.9 million and $0.6 million, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2012	2011
Product gains, net	$4,053	$3,833
Steam heating fees	700	1,016
Product transfer services	233	225
Railcar handling	152	166
Other	770	614

Other revenue	$5,908	$5,854

        For the three months ended September 30, 2012 and 2011, we sold approximately 37,700 and 43,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $125 and $121 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2012 and 2011, we accrued a liability due to Morgan Stanley Capital Group of approximately $0.7 million and $1.5 million, respectively.

        Included in other revenue for the three months ended September 30, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $4.0 million and $3.9 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$2,237	$1,761
Midwest terminals and pipeline system	947	413
Brownsville terminals	735	928
River terminals	173	183
Southeast terminals	1,816	2,569

Other revenue	$5,908	$5,854

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

Direct Operating Costs and Expenses

	Three months ended September 30,
	2012	2011
Wages and employee benefits	$5,818	$5,362
Utilities and communication charges	1,582	1,779
Repairs and maintenance	4,156	5,689
Office, rentals and property taxes	1,700	1,619
Vehicles and fuel costs	302	317
Environmental compliance costs	926	987
Other	1,686	737

Direct operating costs and expenses	$16,170	$16,490

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2012	2011
Gulf Coast terminals	$5,407	$5,191
Midwest terminals and pipeline system	551	534
Brownsville terminals	3,232	3,185
River terminals	2,113	2,311
Southeast terminals	4,867	5,269

Direct operating costs and expenses	$16,170	$16,490

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $1.2 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future service periods. The reimbursements were approximately $0.3 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively.

        For the three months ended September 30, 2012 and 2011, depreciation and amortization expense was approximately $7.1 million and $6.9 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

 ANALYSIS OF REVENUE

        Total revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2012	2011
Terminaling services fees, net	$88,777	$87,318
Pipeline transportation fees	3,994	3,242
Management fees and reimbursed costs	4,274	2,709
Other	19,104	19,784

Revenue	$116,149	$113,053

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$43,693	$42,209
Midwest terminals and pipeline system	7,537	5,784
Brownsville terminals	13,248	15,233
River terminals	10,664	9,399
Southeast terminals	41,007	40,428

Revenue	$116,149	$113,053

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

Terminaling Services Fees, Net, by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$35,871	$34,786
Midwest terminals and pipeline system	3,415	2,836
Brownsville terminals	4,481	7,556
River terminals	9,913	9,078
Southeast terminals	35,097	33,062

Terminaling services fees, net	$88,777	$87,318

        The increase in terminaling services fees, net includes an increase of approximately $0.4 million from the acquisition of the Pensacola terminal on March 1, 2011 in the Gulf Coast region, an increase of approximately $0.7 million resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility in the Midwest region, an increase of approximately $0.6 million from new business in our River region and an increase of approximately $1.8 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region. This increase has been partially offset by decreases in terminaling service fees, net of approximately $2.5 million at our Brownsville terminals resulting from product storage capacity contributed to Frontera effective as of April 1, 2011.

        Included in terminaling services fees, net for the nine months ended September 30, 2012 and 2011 are fees recognized from agreements with Morgan Stanley Capital Group of approximately $60.4 million and $57.8 million, respectively, and TransMontaigne Inc. of approximately $2.4 million and $2.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2012	2011
Firm commitments:
External customers	$24,104	$24,839
Affiliates	62,788	60,617

Total	86,892	85,456

Variable:
External customers	1,985	1,991
Affiliates	(100)	(129)

Total	1,885	1,862

Terminaling services fees, net	$88,777	$87,318

        At September 30, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the nine months ended September 30, 2012 were as follows (in thousands):

At September 30, 2012
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$11,958
1 year or more, but less than 3 years remaining	61,405
3 years or more, but less than 5 years remaining	9,705
5 years or more remaining	3,824

Total firm commitments for the nine months ended September 30, 2012	$86,892

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,451	1,427
Brownsville terminals	2,543	1,815
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$3,994	$3,242

        Included in pipeline transportation fees for the nine months ended September 30, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $1.5 million and $1.4 million, respectively, and TransMontaigne Inc. of approximately $2.5 million and $1.8 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$153	$55
Midwest terminals and pipeline system	—	—
Brownsville terminals	4,121	2,654
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$4,274	$2,709

        Included in management fees and reimbursed costs for the nine months ended September 30, 2012 and 2011 are fees charged to Frontera of approximately $2.5 million and $1.2 million, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2012	2011
Product gains, net	$12,515	$13,191
Steam heating fees	2,546	3,270
Product transfer services	715	878
Railcar handling	386	459
Other	2,942	1,986

Other revenue	$19,104	$19,784

        For the nine months ended September 30, 2012 and 2011, we sold approximately 120,400 and 141,900 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $124 and $121 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2012 and 2011, we accrued a liability due to Morgan Stanley Capital Group of approximately $2.4 million and $4.0 million, respectively.

        Included in other revenue for the nine months ended September 30, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $12.8 million and $13.5 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$7,669	$7,368
Midwest terminals and pipeline system	2,671	1,521
Brownsville terminals	2,103	3,208
River terminals	751	321
Southeast terminals	5,910	7,366

Other revenue	$19,104	$19,784

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2012	2011
Wages and employee benefits	$17,127	$16,712
Utilities and communication charges	5,272	6,016
Repairs and maintenance	12,947	15,109
Office, rentals and property taxes	5,072	5,105
Vehicles and fuel costs	953	1,068
Environmental compliance costs	2,104	2,967
Other	2,848	1,726

Direct operating costs and expenses	$46,323	$48,703

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2012	2011
Gulf Coast terminals	$15,452	$15,780
Midwest terminals and pipeline system	1,328	1,424
Brownsville terminals	8,006	9,731
River terminals	6,764	5,802
Southeast terminals	14,773	15,966

Direct operating costs and expenses	$46,323	$48,703

        The direct general and administrative expenses were approximately $3.6 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

        The allocated general and administrative expenses were approximately $8.1 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively.

        The allocated insurance expenses were approximately $2.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.

        The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

        For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was approximately $21.0 million and $20.7 million, respectively.

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

        We anticipate an increase in our repairs and maintenance expenses during the fourth quarter of 2012 across our terminaling and transportation facilities. We believe that we will be able to generate sufficient cash from operations in the future to fund our working capital requirements and our distributions to unitholders.

        We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our credit facility (see Note 11 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities, if any, with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

        Our capital expenditures for the nine months ended September 30, 2012 were approximately $16.8 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved expansion capital projects that currently are or will be under construction with estimated completion dates that extend through 2013. At September 30, 2012, the remaining capital expenditures to complete the approved expansion capital projects are estimated to range from $3 million to $5 million. We expect to fund our expansion capital expenditures with additional borrowings under our credit facility.

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

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $354.3 million at September 30, 2012). In addition, at our request, the revolving loan commitment can be increased up to an additional $100 million, in the aggregate, without the approval of the lenders, but subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets. At September 30, 2012, our outstanding borrowings under the credit facility were $102 million.

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

	Three months ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Twelve months ended September 30, 2012
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,509	$18,311	$19,662	$18,102	$74,584
Consolidated funded indebtedness					$102,000
Total leverage ratio					1.37x
Consolidated EBITDA for the interest coverage ratio	$18,509	$18,311	$19,662	$18,102	$74,584
Consolidated interest expense, as stipulated in the credit facility	$763	$681	$648	$692	$2,784
Interest coverage ratio					26.79x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,509	$18,311	$19,662	$18,102	$74,584
Consolidated interest expense	(763)	(681)	(648)	(692)	(2,784)
Amortization of deferred revenue	(1,136)	(1,144)	(1,134)	(1,173)	(4,587)
Amounts due under long-term terminaling services agreements, net	(165)	128	140	179	282
Change in operating assets and liabilities	2,092	(7,076)	(1,584)	6,264	(304)

Cash flows provided by operating activities	$18,537	$9,538	$16,436	$22,680	$67,191

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At September 30, 2012, we had outstanding borrowings of $102 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2012 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.0 million.

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

        For the nine months ended September 30, 2012 and 2011, we sold approximately 120,400 and 141,900 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $124 and $121 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2012 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
July	575	$33.53	575	4,600
August	6,466	$36.44	575	4,025
September	575	$36.81	575	3,450

	7,616	$36.25	1,725

        During the three months ended September 30, 2012, we purchased 1,725 common units, with approximately $61,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of March 31, 2013; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 3,450 common units, in the aggregate, through the purchase program's scheduled termination date of March 31, 2013.

        In addition to the foregoing purchases, on August 10, 2012, we purchased 5,891 common units from TransMontaigne Services Inc. for approximately $215,000 for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of 10,000 restricted phantom units granted to Mr. Dunlap on August 10, 2009 under the Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

        Exhibits:

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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

Date: November 6, 2012	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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