Form 10-K
period 2012-12-31
TransMontaigne Partners L.P.
filed 2013-03-12
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2012 was $368,871,028, computed by reference to the last sale price ($33.26 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 29, 2012.

         The number of the registrant's common limited partner units outstanding on February 28, 2013 was 14,457,066.

DOCUMENTS INCORPORATED BY REFERENCE
None.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including exhibits), and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading "Unitholder Information," "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. A copy of this annual report on Form 10-K, (without exhibits) will be furnished without charge to any unitholder who sends a written request to our offices, addressed as follows: TransMontaigne Partners L.P., Attention: Investor Relations, 1670 Broadway, Suite 3100, Denver, Colorado 80202.

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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors" of this annual report, that could cause actual results to differ materially from our expectations include, but are not limited to:

  •
  failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements or our failure to secure comparable alternative arrangements;

  •
  the expiration of our material terminaling services agreements with Morgan Stanley Capital Group could result in a default under the credit facility if we are unable to secure adequate replacement agreements;

  •
  the impact of Morgan Stanley's status as a bank holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner;

  •
  whether we are able to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;

  •
  a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;

  •
  the continued creditworthiness of, and performance by, our significant customers;

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

        Our general partner is TransMontaigne GP L.L.C., which is indirectly wholly owned and controlled by TransMontaigne Inc. In 2006, TransMontaigne Inc. was acquired by Morgan Stanley Capital Group, Inc., which is indirectly wholly owned and controlled by Morgan Stanley. As a result, Morgan Stanley controls our general partner. Unless the context requires otherwise, references to "we," "us," "our," "TransMontaigne Partners," "Partners" or the "partnership" are intended to mean TransMontaigne Partners L.P. (and our wholly owned and controlled operating subsidiaries). References to TransMontaigne Inc. are intended to mean TransMontaigne Inc. and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, and TransMontaigne Partners and its subsidiaries. Unless otherwise indicated in this annual report, references to common units owned by Morgan Stanley or its percentage ownership interest in us do not include common units that may be held in client or customer accounts controlled by affiliates of Morgan Stanley, which Morgan Stanley may be deemed to beneficially own under the federal securities laws.

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

        TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of TransMontaigne Services Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Inc. is an indirect wholly owned subsidiary of Morgan Stanley. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne GP L.L.C. is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P. TransMontaigne GP L.L.C. is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur. The following diagram depicts our organization and structure:

        TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers, distributors and industrial and commercial end users, delivering approximately 0.3 million barrels per day throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. currently relies on us to provide integrated terminaling services to support its operations in these geographic regions other than the Northeast.

        Morgan Stanley is a leading global trading company with extensive trading activities focused on the energy markets, including crude oil and refined petroleum products. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group's trading and risk management activities cover a broad spectrum of the energy industry with extensive resources dedicated to refined product supply and transportation. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. Morgan Stanley Capital Group has access to substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia. Morgan Stanley Capital Group is our largest customer by volume and revenue.

        Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River and Southeast facilities.

  •
  Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, which are all located in Florida. These facilities currently have approximately 6.9 million barrels of aggregate active storage capacity.

  •
  Midwest.  Our Midwest facilities consist of a 67-mile, interstate refined products pipeline between Missouri and Arkansas, which we refer to as the Razorback pipeline, and three refined product terminals and one crude oil terminal with approximately 1.6 million barrels of aggregate active storage capacity.

  •
  Brownsville.  Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., or "PMI", an indirect subsidiary of Petroleos Mexicanos or "PEMEX", the Mexican state- owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC or "Frontera", in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. We continue to own and operate approximately 0.9 million barrels of additional tankage in Brownsville independent of Frontera, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We own and operate an LPG pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico which we refer to as the Diamondback pipeline. Our Matamoros terminal has approximately 7,000 barrels of aggregate active LPG storage capacity. We also operate a bi-directional refined products pipeline for PMI for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico.

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

        Transportation.    Before an independent distribution and marketing company, such as TransMontaigne Inc. and Morgan Stanley Capital Group, distributes refined petroleum products into wholesale markets, it must first schedule that product for shipment by tankers, barges, railcars or on common carrier pipelines to a liquid bulk terminal.

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

        Refined product reaches inland terminals, such as our Southeast and Midwest terminals, primarily by common carrier pipelines. Common carrier pipelines are pipelines with published tariffs that are regulated by the Federal Energy Regulatory Commission, or FERC, or state authorities. These pipelines ship fungible refined products in multiple cycles of large batches, with each batch generally consisting of product owned by several different companies. As a batch of product is shipped on a pipeline, each terminal operator along the way draws the volume of product that is scheduled for that facility as the batch passes in the pipeline. Consequently, each terminal operator must monitor the type of product in the common carrier pipeline to determine when to draw product scheduled for delivery to that terminal. In addition, both the common carrier pipeline and the terminal operator monitor the volume of product drawn to ensure that the amount scheduled for delivery at that location is actually received.

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

  •
  Pipeline Transportation Fees.  We earn pipeline transportation fees on our Razorback pipeline and Diamondback pipeline and the Ella-Brownsville pipeline, which in January 2013 we began leasing from a third party, based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission, or FERC, regulates the tariff on the Razorback, Diamondback and Ella-Brownsville pipelines.

  •
  Management Fees and Reimbursed Costs.  We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of PEMEX, Mexico's state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera joint venture. We manage and operate Frontera and receive a management fee based on our costs incurred.

  •
  Other Revenue.  We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. Pursuant to certain terminaling services agreements with our throughput customers, we are entitled to the volume of net product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

        Further detail regarding our financial information can be found under Item 8. "Financial Statements and Supplementary Data" of this annual report.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2012 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,487,000
Port Everglades-South(1)	377,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,375,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000

Gulf Coast Total	6,937,000

Midwest Facilities
Rogers, AR and Mount Vernon, MO (aggregate amounts)	406,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000

Midwest Total	1,569,000

Brownsville Facilities
Brownsville, TX	929,000
Frontera(2)	1,426,000
Matamoros, Mexico	7,000

Brownsville Total	2,362,000

River Facilities
Arkansas City, AR	608,000
Evansville, IN	245,000
New Albany, IN	176,000
Greater Cincinnati, KY	158,000
Henderson, KY	182,000
Louisville, KY	150,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	350,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000

River Total	2,771,000

Locations	Active storage capacity (shell bbls)
Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	377,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	3,419,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	221,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000

Southeast Total	10,029,000

TOTAL CAPACITY	23,668,000

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

        The principal customers at our Gulf Coast facilities are Marathon Petroleum Company LLC, which we refer to as Marathon, and Morgan Stanley Capital Group. Our terminaling services agreement with Morgan Stanley Capital Group relating to our Florida operations expires May 31, 2014, unless extended by Morgan Stanley Capital Group on or before November 30, 2013. In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida terminals for periods after the current agreements expire.

        Midwest Terminals and Pipeline Operations.    In Missouri and Arkansas we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product on behalf of Morgan Stanley Capital Group from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback pipeline. Morgan Stanley Capital Group currently is the only shipper on the Razorback pipeline and our sole customer at our Rogers and Mount Vernon terminals.

        We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners for delivery via our truck rack to Shell Oil Products U.S., which we refer to as Shell, for redistribution to locations throughout the Oklahoma City region.

        In 2011, we entered into agreements for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma. Pursuant to such agreements, we leased a portion of land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on that property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. The facility was completed and placed into service in August 2012. We have entered into a long-term services agreement with Morgan Stanley Capital Group Inc. for the use of the facility.

        Brownsville, Texas Operations.    Effective as of April 1, 2011, we entered into the Frontera joint venture with PMI at our Brownsville, Texas terminal. We contributed approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera.

        We continue to own and operate approximately 0.9 million barrels of additional tankage and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between Mexico and south Texas. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar. We also receive natural gas liquids by pipeline.

        The Diamondback pipeline consists of an 8" pipeline that transports LPG approximately 23 miles from our Brownsville facilities to our Matamoros terminal, with approximately 16 miles located in Texas and approximately 7 miles located in Mexico and a 6" pipeline, which runs parallel to the 8" pipeline, that can be used by us in the future to transport additional LPG or refined products to our Matamoros terminal. The 8" pipeline has a capacity of approximately 20,000 barrels per day. The 6" pipeline has a capacity of approximately 12,000 barrels per day.

        Beginning in January 2013, we leased the capacity on the Ella-Brownsville pipeline from Seadrift Pipeline Corporation, which transports LPG from two points of origin to our terminal in Brownsville: from Exxon King Ranch in Kleberg County, Texas 121 miles to Brownsville and an additional 11 miles beginning near the Exxon King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

        We also operate and maintain the United States portion of a 174-mile bi-directional refined products pipeline owned by PMI. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX's terminal located in Reynosa, Mexico and terminates at PEMEX's refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the 18-mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

        The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined products, waxes and industrial chemicals. Our principal customers are Valero Marketing and Supply Company, which we refer to as Valero, TransMontaigne Inc. and PMI Trading Limited.

        River Operations.    Our River facilities include 12 refined product terminals along the Mississippi and Ohio Rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges. The principal customer at our River facilities is Valero. Our terminaling services agreement with Valero for approximately 1.1 million barrels of tankage capacity in our River facilities (out of approximately 23.7 million barrels of active storage capacity across our entire system) will expire on March 31, 2013. Valero has indicated an interest in contracting for only a portion of its current capacity in our River facilities after its current terminaling services agreement expires. At this time we are negotiating a new terminaling services agreement with Valero for certain capacity at the terminals covered under the existing terminaling services agreement. We are also in discussions with prospective new and existing customers to engage our services for the terminal capacity that will become available when the Valero agreement expires.

        Southeast Operations.    Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks. The principal customer at our Southeast facilities is Morgan Stanley Capital Group. Our terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast operations expires December 31, 2014, unless extended by Morgan Stanley Capital Group on or before December 31, 2013. In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering the Southeast terminals for periods after the current agreements expire.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing cash distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers.    We intend to continue to generate stable cash flows by capitalizing on the fee-based nature of our business, our minimum revenue commitments from our customers and the long-term nature of our contracts with many of our customers. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback, Diamondback and Ella-Brownsville pipelines. We have terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, PMI Trading Limited, TransMontaigne Inc. and Valero.

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, in August 2012 we completed the construction of 1.0 million barrels of crude oil storage tankage in Cushing, Oklahoma.

        Pursue strategic and accretive acquisitions in new and existing markets.    Historically, our growth strategy has included the pursuit of acquisitions of energy-related terminaling and transportation facilities, including facilities that may be outside our existing areas of operation, which we expected to pursue jointly with TransMontaigne Inc. and Morgan Stanley Capital Group. In December 2012, we acquired a 42.5% ownership interest in Battleground Oil Specialty Terminal Company LLC, or BOSTCO, from a subsidiary of Kinder Morgan Energy Partners, L.P., or Kinder Morgan. BOSTCO is developing a new black oil terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO terminal project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. Although the recent industry trend of large energy companies divesting their distribution and logistic assets has continued, our ability to pursue strategic acquisitions will be constrained because Morgan Stanley does not expect to approve any "significant" acquisition or investment that we may propose for the foreseeable future. We are currently unable to predict how the impact of this decision will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations.

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

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2013, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2013. Of this firmly committed revenue, approximately 88% was generated under terminaling services agreements with remaining terms of at least one year at December 31, 2012. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

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

        We will continue to seek cost-effective asset enhancement opportunities.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers, to the extent Morgan Stanley approves any such expansions. In December 2012, we acquired a 42.5% ownership interest in BOSTCO, which is developing a new black oil terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO terminal project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. The BOSTCO facility's docks will benefit from one of the deepest vessel drafts and nearest access points in the Houston Ship Channel and will be well positioned to capitalize on increasing exports of petroleum related products. In addition, in August 2012, we completed a project for the construction and operation of approximately 1.0 million barrels of crude oil storage in Cushing, Oklahoma.

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

Competition

        We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Phillips 66, Exxon Mobil Corporation, Amerada Hess Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan Midstream Partners, L.P., Marathon Ashland Petroleum L.L.C., Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to continue to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest and Southeast facilities
TransMontaigne Inc	Gulf Coast facilities
Valero Marketing and Supply Company	River facilities
Marathon Petroleum Company LLC	Gulf Coast facilities
United States Government	Southeast facilities

Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group

        General.    A majority of our business is devoted to providing integrated terminaling and transportation services to Morgan Stanley Capital Group. Pursuant to the terms of our terminaling services agreements with Morgan Stanley Capital Group, in the aggregate, we earned revenues of $100.1 million for the year ended December 31, 2012, which represented approximately 64% of our total revenues during 2012. The substantial majority of our terminaling services with Morgan Stanley Capital Group and TransMontaigne Inc. will expire between May and December 2014, unless extended. In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and the Razorback terminals and the Southeast terminals for periods after the current agreements expire. As described below under "Risk Factors," if we are not successful in negotiating acceptable terms with Morgan Stanley and do not timely replace such revenues, or if we must incur substantial costs to replace such revenues, our financial condition and results of operations could be materially adversely affected.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc., which is a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in TransMontaigne Canada Holdings, Inc., a Canadian petroleum marketing and terminaling company. As of December 31, 2012, TransMontaigne Inc. owned three refined product terminals; one dry bulk product terminal; three railcar facilities; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, a wholly owned subsidiary of Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units representing limited partner interests equal to approximately 21.6% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

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

        Omnibus Agreement.    On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, in the amount of approximately $10.8 million for the year ended December 31, 2012;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, in the amount of approximately $3.6 million for the year ended December 31, 2012;

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

  •
  TransMontaigne Inc.'s right of first refusal to purchase any assets that we propose to sell; and

  •
  TransMontaigne Inc.'s right of first refusal to contract for any storage capacity that becomes available after January 1, 2008.

        Any or all of the provisions of the omnibus agreement are terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Terminaling Services Agreements

        Florida Terminals and Razorback Pipeline System Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mount Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $37 million for the contract year ended May 31, 2012 (approximately $37.3 million for the contract year ending May 31, 2013 and approximately $37.6 million for the contract year ending May 31, 2014); with stipulated annual increases in throughput payments each contract year thereafter. Additionally, during the year ended December 31, 2012, we derived revenues of approximately $9.2 million from the proceeds of sales of product gains, ethanol blending and other ancillary services under this agreement. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided they pay no less than 105% of the fees offered by any third party.

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $35.4 million for the contract year ended December 31, 2012 (approximately $36.0 million for the contract year ending December 31, 2013 and approximately $36.8 million for the contract year ending December 31, 2014); with stipulated annual increases in throughput payments each contract year thereafter. Additionally, during the year ended December 31, 2012, we derived revenues of approximately $12.8 million from the proceeds of sales of product gains, ethanol blending and other ancillary services under this agreement. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals and to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us an ethanol blending fee that in total equaled approximately $22.5 million.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

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

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Collins terminal.

        Midwest (Cushing) Terminaling Services Agreement—Morgan Stanley Capital Group.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 120 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Cushing terminal.

        Southeast Terminaling Services Agreement—United States Government.    We have a terminaling services agreement with the United States government that will expire on April 30, 2017. The United States government has the option to extend the agreement for two additional five-year increments. Pursuant to the terminaling services agreement, we agreed to provide the United States government with approximately 0.3 million barrels of light refined product storage capacity at our Selma, NC terminal.

        Gulf Coast (Fisher Island) Terminaling Services Agreement—TransMontaigne Inc.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $1.8 million for the contract year ended December 31, 2012. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

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

        River Terminaling Services Agreement—Valero.    We have a terminaling services agreement with Valero that will expire on March 31, 2013. Pursuant to the terminaling services agreement, we agreed to provide Valero with approximately 1.1 million barrels of light refined product storage capacity, in the aggregate, at our Cape Girardeau, Evansville, Greenville, Henderson, Owensboro and Paducah terminals. Valero also has a right to match any third-party offer to use any existing, new or converted light refined product storage capacity that we put into commercial service at any of the River terminals subject to this agreement. If Valero fails to exercise its right to match, it has the right to terminate the terminaling services agreement in its entirety or with respect to the applicable terminal. Valero has indicated an interest in contracting for only a portion of its current capacity in our River facilities after its current terminaling services agreement expires. We are currently negotiating a new terminaling services agreement with Valero for certain capacity at the terminals covered under the existing terminaling services agreement. We are also in discussions with prospective new and existing customers to engage our services for the terminal capacity that will become available when the Valero agreement expires.

        Brownsville LPG Terminaling Services Agreement—TransMontaigne Inc.    We had a terminaling and transportation services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that terminated on December 31, 2012. The storage capacity under this agreement was placed under contract with a third party on January 1, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that resulted in minimum revenue to us of approximately $1.3 million for the contract year ended December 31, 2012. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Uncertainty Relating to Certain Terminaling Relationships.    If the changing regulatory environment applicable to Morgan Stanley's or TransMontaigne Inc.'s commodities business were to result in changes to the manner in which they operate, such that they would be unable to renew our terminaling services agreements or utilize our terminals and facilities at current levels, we would need to seek new or expanded terminaling relationships with new customers or our other existing customers. We cannot be certain that we would be able to replace all of the revenues generated from the capacity currently used by Morgan Stanley Capital Group and TransMontaigne Inc. at or prior to the termination of our current agreements.

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

Operations and Reimbursement Agreement—Frontera

        Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the year ended December 31, 2012, we recognized approximately $3.4 million of revenue related to this operations and reimbursement agreement.

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

        We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for all pipelines located in the United States, and meet or exceed the corresponding Mexican regulatory requirements for the portion of the Diamondback pipeline located in Mexico.

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

        The DOT Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations. We believe that we are in material compliance with these PHMSA regulations.

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

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.5 million and approximately $5.6 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be approximately $0.6 million.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.3 million and approximately $0.8 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007. TransMontaigne Inc. believes its total remediation liability for the Southeast facilities will be between approximately $1.3 million and approximately $2.3 million.

        Under the purchase agreement for the Pensacola, Florida terminal, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.'s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

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

Tariff Regulation

        The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas, the Diamondback pipeline, which runs between Brownsville, Texas and Matamoros, Mexico, and the Ella-Brownsville pipeline, which runs from two points of origin in Texas to our Brownsville terminal, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback, Diamondback and Ella-Brownsville pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011, and a 2.65 percent adjustment for the five-year period beginning July 1, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 28, 2013, TransMontaigne Services Inc. had approximately 586 employees, of whom 319 provide services directly to us. As of February 28, 2013, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

Risks Inherent in Our Business

         We depend upon Morgan Stanley Capital Group for a substantial majority of our revenue and have a small number of other significant customers. Several of our terminaling services agreements with Morgan Stanley Capital Group will terminate on or before December 31, 2014, unless extended. We would suffer a significant reduction of revenue, which could materially adversely affect our financial condition and results of operations, if our significant customers do not continue to engage us to provide services after the expiration of existing terminaling services agreements and we are not able to timely secure comparable alternative customer arrangements. In addition, our ability to maintain cash distributions at current levels could be materially adversely affected.

        We derive a substantial majority of our revenue from a small number of significant customers, some of whose agreements with us expire in 2013 and 2014. For example, our terminaling services agreement with Morgan Stanley Capital Group relating to our Florida terminals and the Razorback terminals expires in May of 2014, unless extended prior to November 30, 2013. This agreement provides for minimum throughput payments of approximately $37.3 million for the contract year ending May 31, 2013 and approximately $37.6 million for the contract year ending May 31, 2014. Similarly, our terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals expires at the end of 2014, unless extended prior to December 31, 2013, and provides for minimum throughput payments of approximately $36.0 million for the contract year ending December 31, 2013 and approximately $36.8 million for the contract year ending December 31, 2014. Additionally, during the year ended December 31, 2012, we derived revenues of approximately $13.6 million from the proceeds of sales of product gains and approximately $8.4 million in fees for ethanol blending and other services under these agreements with Morgan Stanley Capital Group. In the aggregate, these agreements accounted for 60.3% of our revenue for the year ended December 31, 2012.

        In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and the Razorback terminals and the Southeast terminals for periods after the current agreements expire. However, if we are not able to reach acceptable terms with respect to such terminaling services agreements, our revenues would be significantly reduced unless we are able to timely replace the expiring terminaling services agreements with new or expanded terminaling relationships with new customers or our other existing customers. Even if we are successful in entering into new agreements for such storage and transportation capacity, we cannot be certain that the new agreements will be effective at or prior to the expiration of our current agreements or that the terms of any new terminaling services agreements may be less favorable than the terms of our current agreements with Morgan Stanley Capital Group. In either case, our revenues would decline and our financial condition and results of operations could be materially adversely affected. A decline in our revenues and results of operations could adversely affect our ability to maintain cash distributions at current levels.

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

         We are exposed to the credit risks of Morgan Stanley Capital Group and TransMontaigne Inc. and our other significant customers, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations. Moreover, the expiration of our terminaling services agreements with Morgan Stanley Capital Group could result in a default under the credit facility if we are unable to secure adequate replacement agreements prior to the time our agreements with Morgan Stanley Capital Group expire. A default under our credit facility would materially adversely affect our financial condition and results of operations.

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

        Under the current terms of our senior secured bank credit facility, our terminaling service agreements with Morgan Stanley Capital Group relating to our Florida and Southeast terminals are deemed to be "Specified Contracts." The credit facility further provides that an event of default will occur if any Specified Contract terminates in whole or in part, "if such ... termination would reasonably be expected to result in a Material Adverse Effect after taking into account any replacement therefor." In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and the Razorback terminals and the Southeast terminals for periods after the current agreements expire. However, if these terminaling services agreements with Morgan Stanley Capital Group expire and, at that time, we have not secured sufficient replacement customer agreements to replace the majority of the revenues provided for under the expired agreements, an event of default could occur under our bank credit facility. The existence of a default under the bank credit facility would prevent us from borrowing any additional funds under the bank credit facility and could result in the banks becoming entitled to foreclose on their liens, which cover substantially all of our assets. Thus, a default under our bank credit facility could materially adversely affect our financial condition and results of operations.

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

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $350 million. At December 31, 2012, our outstanding borrowings were $184 million. At December 31, 2012, we have approved additional investments in BOSTCO and expansion capital projects that currently are or will be under construction with estimated completion dates that extend through the first quarter of 2014. At December 31, 2012, the remaining capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $105 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

        Morgan Stanley, which indirectly controls our general partner, informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a noncontrolling interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. As a result, we may not be able to add to our capital asset base quickly enough to prevent our tax depreciation from declining in the future, which could adversely affect the tax characteristics of an investment in our units for some of our unit holders as discussed under "Tax Risks," below, and could cause the market price of our units to decline. Our December 2012 investment in BOSTCO was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future.

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

        The market uncertainties, economic recession resulting in lower consumer spending on gasolines, distillates and travel, and high prices of refined products may cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the volatility in the price of refined products may render our customers' hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

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

        On March 9, 2011, we entered into an amended and restated senior secured credit facility that matures in March 2016. At December 31, 2012, we had outstanding borrowings of $184 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

        New environmental laws and regulations, including new federal or state regulations relating to alternative energy sources and the risk of global climate change, increased governmental enforcement or other developments could increase our costs in complying with environmental and safety regulations and require us to make additional unforeseen expenditures. On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other "greenhouse gases" endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the Federal Clean Air Act. Moreover, more than one-third of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases.

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

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 22% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

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

  •
  Our partnership agreement permits us to treat a distribution of a certain amount of cash from non-operating sources such as asset sales, issuances of securities and long-term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per-unit distribution amount as the distribution paid in the immediately preceding quarter. As of December 31, 2012, that amount was $42.4 million, $13.5 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2012, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $10.8 million, an additional insurance reimbursement of approximately $3.6 million and $1.3 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The

Omnibus Agreement expires on December 31, 2014, subject to our right to extend the agreement for an additional seven years if Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals. If we are unable to renew the Omnibus Agreement on terms that are satisfactory to us or if we are required to pay a higher administrative fee, our results of operations and financial condition could be adversely affected.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 28, 2013, affiliates of our general partner own approximately 22.0% of our aggregate outstanding common units representing limited partner interests.

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

        In addition, some states have subjected partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation, and other states may follow this trend. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2012, we recognized a liability of approximately $73,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

         Constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation, which may cause some unitholders to recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

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

         If the sale or exchange of 50% or more of our capital and profit interests occurs within a 12-month period, we would experience a deemed technical termination of our partnership for federal income tax purposes.

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

        Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder's respective share of our taxable income, whether or not such unitholder receives cash distributions from us. In addition, supplemental taxes that apply to net investment income from passive activities and from gains on sales of partnership interests may be required of unitholders. Unitholders may not receive cash distributions from us equal to the unitholder's respective share of our taxable income or even equal to the actual tax liability that results from the unitholder's respective share of our taxable income or due to the unitholder's taxes relating to net investment income.

         Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

        Investment in common partnership units by tax-exempt entities, such as individual retirement accounts, and non-United States persons raises tax issues unique to them. For example, the partnership's ordinary income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income, or UBTI, and may be taxable to them. Due to allocations of reportable tax items to unitholders being dependent on the date of each unitholder's purchase of our common units, we are not able to provide an estimate of a unitholder's UBTI prior to processing that unitholder's Schedule K-1. Because the Partnership's distributions are attributed to income that is effectively connected with a United States trade or business, distributions to non-United States persons are subject to withholding taxes at the highest applicable effective tax rate set by the federal tax laws in effect at the time of such distributions. Nominees, rather than the Partnership, are treated as withholding agents. Non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On February 28, 2013, there were approximately 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2011 through March 31, 2011	$33.81	$40.69
April 1, 2011 through June 30, 2011	$32.74	$37.78
July 1, 2011 through September 30, 2011	$29.65	$37.50
October 1, 2011 through December 31, 2011	$30.00	$36.90
January 1, 2012 through March 31, 2012	$33.62	$35.71
April 1, 2012 through June 30, 2012	$29.89	$35.48
July 1, 2012 through September 30, 2012	$33.28	$38.74
October 1, 2012 through December 31, 2012	$31.51	$38.55

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64

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

        The terms of our credit facility may limit our ability to distribute cash under certain circumstances as discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this annual report.

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

        There is no guarantee that we will be able to pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit facility.

Common Unit Purchases for the quarter ended December 31, 2012

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2012.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	575	$38.41	575	2,875
November	575	$36.06	575	2,300
December	575	$35.05	575	1,725

	1,725	$36.51	1,725

        During the three months ended December 31, 2012, we purchased 1,725 common units, with $62,980 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of March 31, 2013; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in the first quarter of 2013 up to approximately 1,725 common units, in the aggregate, through the purchase program's scheduled termination date of March 31, 2013.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended December 31, 2012, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,
	2012(1)	2011(2)	2010	2009	unaudited 2008(3)
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$156,239	$152,292	$150,899	$142,547	$138,140
Direct operating costs and expenses	(65,964)	(64,498)	(64,696)	(64,968)	(61,850)
Direct general and administrative expenses	(4,810)	(4,703)	(3,159)	(3,242)	(4,138)
Allocated general and administrative expenses	(10,780)	(10,466)	(10,311)	(10,040)	(10,030)
Allocated insurance expense	(3,590)	(3,290)	(3,185)	(2,900)	(2,835)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)	(1,237)	(1,500)
Depreciation and amortization	(28,260)	(27,654)	(27,869)	(26,306)	(23,316)
Gain (loss) on disposition of assets	—	9,576	(765)	1	2
Impairment of goodwill	—	—	(8,465)	—	—
Earnings from unconsolidated affiliates	558	113	—	—	—

Operating income	42,143	50,120	31,199	33,855	34,473
Other income (expenses):
Interest income	22	1	8	7	38
Interest expense	(2,877)	(2,458)	(3,405)	(6,048)	(8,135)
Amortization of deferred financing costs	(767)	(1,055)	(598)	(598)	(599)
Foreign currency transaction gain (loss)	51	(88)	38	36	(179)

Net earnings	38,572	46,520	27,242	27,252	25,598
Less—earnings allocable to general partner interest including incentive distribution rights	(5,157)	(4,415)	(3,017)	(2,451)	(2,226)

Net earnings allocable to limited partners	$33,415	$42,105	$24,225	$24,801	$23,372

Net earnings per limited partner unit—basic	$2.31	$2.92	$1.69	$1.99	$1.88

Net earnings per limited partner unit—diluted	$2.31	$2.91	$1.68	$1.99	$1.88

Other Financial Data:
Net cash provided by operating activities	$64,311	$66,091	$65,336	$72,045	$53,488
Net cash used in investing activities	$(85,731)	$(18,566)	$(37,508)	$(37,742)	$(53,406)
Net cash provided by (used in) financing activities	$20,964	$(45,605)	$(29,056)	$(32,534)	$3,200
Cash distributions declared per common unit attributable to the period	$2.55	$2.48	$2.41	$2.36	$2.33
Balance Sheet Data (at period end):
Property, plant and equipment, net	$427,701	$431,782	$452,402	$459,598	$447,753
Investments in unconsolidated affiliates	$105,164	$25,875	$—	$—	$—
Total assets	$569,801	$514,104	$514,306	$515,535	$507,039
Long-term debt	$184,000	$120,000	$122,000	$165,000	$165,500
Partners' equity	$348,737	$351,876	$344,816	$303,125	$307,579

(1)
At December 31, 2012, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera with carrying values of approximately $78.9 million and $26.2 million, respectively. BOSTCO is a $425 million terminal facility construction project that is scheduled to begin commercial operations in the fourth quarter of 2013 (See Note 3 of Notes to consolidated financial statements).

(2)
The consolidated financial statements, effective April 1, 2011, include the impact of our contribution of approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest (see Note 3 of Notes to consolidated financial statements).

(3)
Based on the determination that our prior auditor, KPMG LLP, was not "independent" of TransMontaigne Partners within the meaning of the rules of applicable regulatory agencies, we have accordingly marked the year not subject to audit by our new auditor, Deloitte & Touche LLP, as unaudited (see Significant Developments During the Year Ended December 31, 2012 contained in Item 7. for further discussion).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2012, our operations are composed of:

  •
  eight refined product terminals located in Florida, with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to Marathon, Morgan Stanley Capital Group, TransMontaigne Inc. and other distribution and marketing companies;

  •
  a 67-mile, interstate refined products pipeline, which we refer to as the Razorback pipeline, that currently transports gasoline and distillates for Morgan Stanley Capital Group from Mount Vernon, Missouri to Rogers, Arkansas;

  •
  two refined product terminals, one located in Mount Vernon, Missouri and the other located in Rogers, Arkansas, with an aggregate active storage capacity of approximately 406,000 barrels, that are connected to the Razorback pipeline and provide integrated terminaling services to Morgan Stanley Capital Group;

  •
  one crude oil terminal located in Cushing, Oklahoma, with aggregate active storage capacity of approximately 1.0 million barrels, that provides integrated terminaling services to Morgan Stanley Capital Group;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 158,000 barrels, that provides integrated terminaling services to a major oil company;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 929,000 barrels that provides integrated terminaling services to TransMontaigne Inc., Valero and other distribution and marketing companies;

  •
  a 50/50 joint venture with PMI, an indirect subsidiary of PEMEX, for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.4 million barrels that provides services to PMI Trading Ltd, Valero and other distribution and marketing companies;

  •
  one refined product terminal located in Matamoros, Mexico with aggregate active LPG storage capacity of approximately 7,000 barrels that provides integrated terminaling services to an affiliate of PEMEX;

  •
  a pipeline from our Brownsville facilities to our terminal in Matamoros, Mexico, which we refer to as the Diamondback pipeline, that currently transports LPG for a third party;

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.8 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 10 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from certain of our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipelines directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipelines. Overall supply of refined products in the wholesale markets is influenced by the products' absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets' perception of future product prices. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipelines is not material.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22% limited partner interest, a 2% general partner interest and the incentive distribution rights.

        The majority of our business is devoted to providing terminaling and transportation services to Morgan Stanley Capital Group and TransMontaigne Inc., which currently rely on us to provide substantially all the integrated terminaling services they require to support their operations along the Gulf Coast, along the Mississippi and Ohio rivers, along the Colonial and Plantation pipelines, and in the Midwest. TransMontaigne Inc., formed in 1995, is a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Midwest and Southeast regions. Morgan Stanley Capital Group, a wholly owned subsidiary of Morgan Stanley, is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group is a leading global commodity trader involved in proprietary and counterparty-driven trading in numerous commodities including crude oil, refined petroleum products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments.

        Taken together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and our agreements with them provide a substantial majority of our revenues, representing approximately 69%, 69% and 68% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our revenue from Morgan Stanley Capital Group and TransMontaigne Inc. is primarily earned pursuant to terminaling services agreements with Morgan Stanley Capital Group relating to our Florida terminals and the Razorback terminals and our Southeast terminals. In the aggregate, these agreements accounted for approximately 60.3% of our revenue for the year ended December 31, 2012. See Item 1. "Business—Terminaling Services Agreements" in this Form 10-K for additional descriptions of these agreements.

        Our terminaling services agreements with Morgan Stanley Capital Group relating to our Florida and Razorback terminals and our Southeast terminals expire in May and December 2014, respectively. In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and the Razorback terminals and the Southeast terminals for periods after the current agreements expire. However, if we are not able to reach acceptable terms with respect to such agreements, or to replace the expiring terminaling services agreements with new or expanded terminaling relationships with new customers or our other existing customers, our revenues would be significantly reduced. See Item 1A. "Risk Factors—Risks Inherent in Our Business" in this Form 10-K for further discussion.

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

        Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a noncontrolling interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. See Item 1A. "Risk Factors—Tax Risks" in this Form 10-K for further discussion. Our December 2012 investment in BOSTCO was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future.

        Morgan Stanley's decision regarding limitations on its approval of acquisitions or investments that we may propose is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the BHC Act, as amended by the Dodd-Frank Act, and consolidated supervision by the Board of Governors of the FRB, including uncertainty surrounding the application of regulations under the BHC Act affecting the acquisition and ownership of non-financial business activities. In particular, as a result of the Dodd-Frank Act (including the proposed Volcker Rule), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses and to limitations on engaging in new business activities which, in turn, affect TransMontaigne Partners by virtue of Morgan Stanley having control of our business activities through its indirect ownership of our general partner. The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative or regulatory changes, Morgan Stanley's ability to own and operate our general partner or its business strategies with respect to operating our general partner and TransMontaigne Partners may change significantly in ways that we cannot currently predict with certainty. We are currently unable to predict how the impact of Morgan Stanley's decision and such regulatory developments will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2012

        On December 20, 2012, we acquired a 42.5% interest in BOSTCO, for approximately $79 million, from Kinder Morgan. BOSTCO is a new black oil terminal facility under construction on the Houston Ship Channel designed for the handling of residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of $425 million. The BOSTCO facility's docks will benefit from one of the deepest vessel drafts and nearest access points in the Houston Ship Channel and will be well positioned to capitalize on increasing exports of petroleum related products. The BOSTCO facility is scheduled to begin commercial operation in the fourth quarter of 2013. Completion of the full 6.1 million barrels of storage capacity and related infrastructure is scheduled for early 2014. Upon completion of the project, and assuming we maintain our 42.5% interest, we expect our total payments for the project to be approximately $183 million, which includes our December 20, 2012 investment of approximately $79 million. Our December 2012 investment in BOSTCO was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future.

        We funded the acquisition utilizing additional borrowings under our credit facility, which we amended in connection with the purchase of the BOSTCO interest. The amendment increased the maximum borrowing line of credit under the facility from $250 million to $350 million. The amendment also provided us with the ability to make future capital contributions to BOSTCO to fund its ongoing construction and to maintain our ownership interest percentage.

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

        On May 3, 2012, we filed with the SEC our December 31, 2011 annual report on Form 10-K/A, Amendment No. 1. As previously disclosed, on December 15, 2011 the audit committee of our general partner dismissed KPMG LLP from its engagement as the principal accountant to audit the December 31, 2011 financial statements of TransMontaigne Partners L.P. The dismissal of KPMG LLP resulted from the determination that KPMG LLP was not "independent" of TransMontaigne Partners L.P. within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. In conjunction with our investigation of this matter, it was determined that our investors would receive meaningful benefit from the reassurance that would be provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, and by having the quarterly financial information that is contained in the 2011 annual report re-reviewed, by Deloitte & Touche LLP, our new independent registered public accounting firm. The re-audits and re-reviews were completed by Deloitte & Touche LLP on May 3, 2012. The re-audits and re-reviews did not materially change the information previously reported in our consolidated financial statements for any of the prior periods presented in our 2011 annual report or our previously filed quarterly and annual reports with respect to such periods.

        On July 16, 2012, we announced a distribution of $0.64 per unit for the period from April 1, 2012 through June 30, 2012, payable on August 7, 2012 to unitholders of record on July 31, 2012. The distribution represented a $0.01 increase over the previous quarter and a 3.2% increase over the $0.62 per unit distribution declared for the second quarter of 2011.

        As of August 1, 2012 we completed the construction of 1.0 million barrels of crude oil storage tankage in Cushing, Oklahoma. We have a long-term terminaling services agreement with Morgan Stanley Capital Group for the use of this facility. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of crude oil at our Cushing, Oklahoma terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012 through July 31, 2019.

        On October 15, 2012, we announced a distribution of $0.64 per unit for the period from July 1, 2012 through September 30, 2012, payable on November 6, 2012 to unitholders of record on October 31, 2012.

SUBSEQUENT DEVELOPMENT

        On January 14, 2013, we announced a distribution of $0.64 per unit for the period from October 1, 2012 through December 31, 2012, payable on February 7, 2013 to unitholders of record on January 31, 2013.

NATURE OF REVENUE AND EXPENSES

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge, our other sources of revenue and our direct costs and expenses are described below.

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

        Pipeline Transportation Fees.    We earned pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback pipeline and the Diamondback pipeline.

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

        Direct Operating Costs and Expenses.    The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies.

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

        Accrued Environmental Obligations.    At December 31, 2012, we have an accrued liability of approximately $3.1 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies, and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

        Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne Inc. have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne Inc., TransMontaigne Inc. retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne Inc., up to a maximum liability (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River facilities acquired on December 31, 2006, not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007 and not to exceed $2.5 million for the Pensacola terminal acquired on March 1, 2011) for these indemnification obligations.

        Goodwill.    Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 18 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units' fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2012. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). At December 31, 2012 we discounted the estimated net cash flows at an assumed market participant weighted average cost of capital of approximately 9.7%. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2012, our estimate of the fair value of our Brownsville terminals reporting unit exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2012 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals reporting unit was less than its carrying amount. The decline in the estimated fair value was attributable to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. Accordingly, management reduced its short and medium-term revenue forecasts related to these facilities, which resulted in an overall decline in the estimated future cash flows for the River terminals reporting unit. Given the estimated fair value of our River terminals was less than its carrying amount, we performed further analysis as required by generally accepted accounting principles. This resulted in a determination that goodwill for the River terminals reporting unit was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statements of comprehensive income for the year ended December 31, 2010. There is no longer any goodwill recorded related to the River terminals reporting unit (see Note 7 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Terminaling services fees, net	$119,465	$116,353	$122,289
Pipeline transportation fees	5,656	4,746	4,817
Management fees and reimbursed costs	5,806	3,899	2,161
Other	25,312	27,294	21,632

Revenue	$156,239	$152,292	$150,899

        See discussion below for a detailed analysis of terminaling services fees, net, pipeline transportation fees, management fees and reimbursed costs and other revenue included in the table above.

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$57,752	$57,027	$54,729
Midwest terminals and pipeline system	10,553	7,857	7,721
Brownsville terminals	18,614	19,850	24,222
River terminals	14,161	12,672	14,739
Southeast terminals	55,159	54,886	49,488

Revenue	$156,239	$152,292	$150,899

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

	Terminaling Services Fees, Net, by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$47,692	$46,699	$46,508
Midwest terminals and pipeline system	5,381	3,784	3,757
Brownsville terminals	6,398	9,133	15,709
River terminals	13,219	12,244	14,359
Southeast terminals	46,775	44,493	41,956

Terminaling services fees, net	$119,465	$116,353	$122,289

        The increase in terminaling services fees, net for the year ended December 31, 2012 as compared to the year ended December 31, 2011 includes an increase of approximately $0.5 million resulting from a full year of revenue from the acquisition of the Pensacola terminal, which occurred on March 1, 2011 in the Gulf Coast region, an increase of approximately $1.8 million resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility in the Midwest region, an increase of approximately $0.5 million from new business in our River region and an increase of approximately $1.8 million resulting from newly constructed tank capacity placed into service during July of 2011 at our Collins/Purvis complex in the Southeast region. This increase has been partially offset by a decrease in terminaling service fees, net of approximately $2.5 million at our Brownsville terminals resulting from product storage capacity contributed to Frontera effective as of April 1, 2011.

        Included in terminaling services fees, net for the years ended December 31, 2012, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $81.1 million, $77.6 million and $76.1 million, respectively, and fees charged to TransMontaigne Inc. of approximately $3.0 million, $3.5 million and $6.4 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Firm commitments:
External customers	$32,412	$32,744	$35,554
Affiliates	84,347	81,190	82,651

Total	116,759	113,934	118,205

Variable:
External customers	2,814	2,585	4,230
Affiliates	(108)	(166)	(146)

Total	2,706	2,419	4,084

Terminaling services fees, net	$119,465	$116,353	$122,289

        At December 31, 2012, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2012 were as follows (in thousands):

At December 31, 2012
Remaining terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$13,557
1 year or more, but less than 3 years remaining	84,574
3 years or more, but less than 5 years remaining	16,828
5 years or more remaining	1,800

Total firm commitments for the year ended December 31, 2012	$116,759

        Pipeline Transportation Fees.    We earned pipeline transportation fees at our Razorback pipeline and Diamondback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission regulates the tariff on the Razorback pipeline and the Diamondback pipeline. The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,876	1,948	2,041
Brownsville terminals	3,780	2,798	2,776
River terminals	—	—	—
Southeast terminals	—	—	—

Pipeline transportation fees	$5,656	$4,746	$4,817

        Included in pipeline transportation fees for the years ended December 31, 2012, 2011 and 2010 are fees charged to Morgan Stanley Capital Group of approximately $1.9 million, $1.9 million and

$2.0 million, respectively, and TransMontaigne Inc. of approximately $3.8 million, $2.8 million and $2.8 million, respectively.

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

	Management Fees and Reimbursed Costs by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$288	$75	$103
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	5,518	3,824	1,938
River terminals	—	—	—
Southeast terminals	—	—	120

Management fees and reimbursed costs	$5,806	$3,899	$2,161

        Included in management fees and reimbursed costs for the years ended December 31, 2012 and 2011 are fees charged to Frontera of approximately $3.4 million and $1.9 million, respectively.

        Other Revenue.    We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. Pursuant to terminaling services agreements with certain throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Other revenue is composed of the following (in thousands):

	Principal Components of Other Revenue
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Product gains	$16,136	$18,686	$12,755
Steam heating fees	3,473	4,380	4,313
Product transfer services	1,166	1,110	1,342
Railcar handling	533	617	639
Other	4,004	2,501	2,583

Other revenue	$25,312	$27,294	$21,632

        For the years ended December 31, 2012, 2011 and 2010, we sold approximately 161,000, 208,000 and 172,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121, $118 and $92 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2012 and 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.4 million and $5.9 million, respectively, representing our rebate liability.

        Included in other revenue for the years ended December 31, 2012, 2011 and 2010 are amounts charged to Morgan Stanley Capital Group of approximately $17.1 million, $18.9 million and $14.1 million, respectively, and TransMontaigne Inc. of approximately $0.1 million, $0.1 million and $0.7 million, respectively.

        The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$9,772	$10,253	$8,118
Midwest terminals and pipeline system	3,296	2,125	1,923
Brownsville terminals	2,918	4,095	3,799
River terminals	942	428	380
Southeast terminals	8,384	10,393	7,412

Other revenue	$25,312	$27,294	$21,632

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Wages and employee benefits	$22,957	$22,410	$22,574
Utilities and communication charges	6,972	7,973	8,032
Repairs and maintenance	21,440	20,614	20,633
Office, rentals and property taxes	6,669	6,562	7,055
Vehicles and fuel costs	1,306	1,448	1,353
Environmental compliance costs	2,978	3,264	3,203
Other	3,642	2,227	1,846

Direct operating costs and expenses	$65,964	$64,498	$64,696

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses by Business Segment
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast terminals	$21,586	$20,425	$22,115
Midwest terminals and pipeline system	1,976	1,329	1,662
Brownsville terminals	11,584	12,746	12,740
River terminals	9,171	8,586	8,521
Southeast terminals	21,647	21,412	19,658

Direct operating costs and expenses	$65,964	$64,498	$64,696

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $4.8 million, $4.7 million and $3.2 million, respectively.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $10.8 million, $10.5 million and $10.3 million, respectively.

        Allocated insurance expense include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $3.6 million, $3.3 million and $3.2 million, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.3 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

        Depreciation and amortization expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $28.3 million, $27.7 million and $27.9 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and approved future expansion, development and acquisition opportunities. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments and the potential impact of such decision is set forth under the captions "Item 1A. Risk Factors" and "Overview—Regulatory Matters" in Item 7.

        We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our credit facility (see Note 12 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities, if any, with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings, which may include the issuance of senior unsecured notes. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

        Our capital expenditures for the year ended December 31, 2012 were approximately $23.6 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the year ended December 31, 2012 of approximately $80.2 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects that currently are or will be under construction with estimated completion dates that extend through the first quarter of 2014. At December 31, 2012, the remaining capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $105 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility originally provided for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA (as defined: $340.7 million at December 31, 2012). On December 20, 2012, in connection with our repurchase of a 42.5% interest in BOSTCO, we amended the credit facility to increase our maximum borrowing line of credit to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA. The amendment also provided us with the ability to make up to $225 million of investments in BOSTCO, referred to as the "Specified BOSTCO Investment", without regard to certain financial tests (including the "total leverage ratio," the "senior secured leverage ratio," the "interest coverage ratio" and the minimum liquidity requirements to have at least $50 million in unused borrowing capacity before and after giving effect to each such joint venture investment) that must otherwise be satisfied in order for us to make "permitted joint venture investments". In addition to the Specified BOSTCO Investment, under the terms of the amendment, we may also make an additional $75 million of other permitted joint venture investments (including additional investments in BOSTCO). Prior to the December 20, 2012 amendment, the credit facility permitted us to make up to only $125 million of joint venture investments in the aggregate, subject to satisfying the financial and other conditions set forth in the credit facility.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our interests in unconsolidated affiliates. At December 31, 2012, our outstanding borrowings under the credit facility were $184 million.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        Under the credit facility, our terminaling service agreements with Morgan Stanley Capital Group relating to our Florida and the Razorback terminals and the Southeast terminals are deemed to be "Specified Contracts." The credit facility further provides that an event of default will occur if any Specified Contract terminates in whole or in part, "if such ... termination would reasonably be expected to result in a Material Adverse Effect after taking into account any replacement therefor." In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and the Razorback terminals and the Southeast terminals for periods after the current agreements expire. However, in the event that these terminaling services agreements with Morgan Stanley Capital Group expire and, at that time, we have not secured sufficient replacement customer agreements to replace the majority of the revenues provided for under the expired agreements, an event of default could occur under our bank credit facility.

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

	Three months ended
					Twelve months ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,311	$19,662	$18,102	$15,654	$71,729
Consolidated funded indebtedness					$184,000
Total leverage ratio					2.57x
Consolidated EBITDA for the interest coverage ratio	$18,311	$19,662	$18,102	$15,654	$71,729
Consolidated interest expense, as stipulated in the credit facility	$681	$648	$692	$834	$2,855
Interest coverage ratio					25.12x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,311	$19,662	$18,102	$15,654	$71,729
Consolidated interest expense	(681)	(648)	(692)	(834)	(2,855)
Amortization of deferred revenue	(1,144)	(1,134)	(1,173)	(1,173)	(4,624)
Amounts due under long-term terminaling services agreements, net	128	140	179	105	552
Change in operating assets and liabilities	(7,076)	(1,584)	6,264	1,905	(491)

Cash flows provided by operating activities	$9,538	$16,436	$22,680	$15,657	$64,311

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2012 are as follows (in thousands):

	Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Additions to property, plant and equipment under contract	$10,008	$—	$—	$—	$—	$—
Operating leases—property and equipment	1,451	1,536	1,552	1,567	633	4,244
Long-term debt	—	—	—	184,000	—	—
Interest expense on debt(1)	4,416	4,416	4,416	823	—	—

Total contractual obligations to be settled in cash	$15,875	$5,952	$5,968	$186,390	$633	$4,244

(1)
Assumes that our outstanding long-term debt at December 31, 2012 remains outstanding until its maturity date under the amended and restated senior secured credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2012, which is 2.4% per year.

          Off-Balance Sheet Arrangements.    At December 31, 2012 our outstanding letters of credit were approximately $nil.

          See Notes 2, 10, 11, 12, 14 and 15 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2012, we had outstanding borrowings of $184 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2012 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $1.8 million.

          We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the years ended December 31, 2012, 2011 and 2010, we sold approximately 161,000, 208,000 and 172,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $121, $118 and $92 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 12, 2013

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,745	$7,138
Trade accounts receivable, net	5,035	4,271
Due from affiliates	3,035	3,906
Other current assets	4,579	22,768

Total current assets	19,394	38,083
Property, plant and equipment, net	427,701	431,782
Goodwill	8,736	8,716
Investments in unconsolidated affiliates	105,164	25,875
Other assets, net	8,806	9,648

	$569,801	$514,104

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$10,810	$7,936
Accrued liabilities	15,606	19,924

Total current liabilities	26,416	27,860
Other liabilities	10,648	14,368
Long-term debt	184,000	120,000

Total liabilities	221,064	162,228

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at December 31, 2012 and 2011)	292,648	296,052
General partner interest (2% interest with 295,042 equivalent units outstanding at December 31, 2012 and 2011)	56,564	56,490
Accumulated other comprehensive loss	(475)	(666)

Total partners' equity	348,737	351,876

	$569,801	$514,104

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income

(In thousands, except per unit amounts)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenue:
External customers	$45,749	$45,576	$48,787
Affiliates	110,490	106,716	102,112

Total revenue	156,239	152,292	150,899

Operating costs and expenses and other:
Direct operating costs and expenses	(65,964)	(64,498)	(64,696)
Direct general and administrative expenses	(4,810)	(4,703)	(3,159)
Allocated general and administrative expenses	(10,780)	(10,466)	(10,311)
Allocated insurance expense	(3,590)	(3,290)	(3,185)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(28,260)	(27,654)	(27,869)
Gain (loss) on disposition of assets	—	9,576	(765)
Impairment of goodwill	—	—	(8,465)
Earnings from unconsolidated affiliates	558	113	—

Total operating costs and expenses and other	(114,096)	(102,172)	(119,700)

Operating income	42,143	50,120	31,199
Other income (expenses):
Interest income	22	1	8
Interest expense	(2,877)	(2,458)	(3,405)
Amortization of deferred financing costs	(767)	(1,055)	(598)
Foreign currency transaction gain (loss)	51	(88)	38

Total other expenses, net	(3,571)	(3,600)	(3,957)

Net earnings	38,572	46,520	27,242
Other comprehensive income (loss)—foreign currency translation adjustments	191	(317)	120

Comprehensive income	$38,763	$46,203	$27,362

Net earnings	$38,572	$46,520	$27,242
Less—earnings allocable to general partner interest including incentive distribution rights	(5,157)	(4,415)	(3,017)

Net earnings allocable to limited partners	$33,415	$42,105	$24,225

Net earnings per limited partner unit—basic	$2.31	$2.92	$1.69

Net earnings per limited partner unit—diluted	$2.31	$2.91	$1.68

Weighted average limited partner units outstanding—basic	14,441	14,442	14,363

Weighted average limited partner units outstanding—diluted	14,448	14,457	14,379

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

(Dollars in thousands)

	Common units	General partner interest	Accumulated other comprehensive loss	Total
Balance January 1, 2010	$249,160	$54,434	$(469)	$303,125
Proceeds from offering of 2,012,500 common units, net of underwriters' discounts and offering expenses of $2,562	50,971	—	—	50,971
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,093	—	1,093
Distributions to unitholders	(34,567)	(3,011)	—	(37,578)
Deferred equity-based compensation related to restricted phantom units	385	—	—	385
Purchase of 19,435 common units by our long-term incentive plan and from affiliate	(542)	—	—	(542)
Issuance of 14,000 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2010	24,225	3,017	—	27,242
Other comprehensive income			120	120

Balance December 31, 2010	289,632	55,533	(349)	344,816

Distributions to unitholders	(35,575)	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	4,415	—	46,520
Other comprehensive loss	—	—	(317)	(317)

Balance December 31, 2011	296,052	56,490	(666)	351,876

Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income	—	—	191	191

Balance December 31, 2012	$292,648	$56,564	$(475)	$348,737

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net earnings	$38,572	$46,520	$27,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,260	27,654	27,869
(Gain) loss on disposition of assets	—	(9,576)	765
Earnings from unconsolidated affiliates	(558)	(113)	—
Distributions from unconsolidated affiliates	1,435	852	—
Deferred equity-based compensation	398	419	385
Amortization of deferred financing costs	767	1,055	598
Amortization of deferred revenue	(4,624)	(4,508)	(3,817)
Amounts due under long-term terminaling services agreements, net	552	(579)	(7)
Unrealized gain on derivative instrument	—	(1,250)	(1,440)
Impairment of goodwill	—	—	8,465
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(640)	2,083	319
Due from affiliates	1,662	1,497	2,248
Other current assets	203	2,188	738
Trade accounts payable	2,623	(1,580)	692
Due to affiliates	—	(89)	(32)
Accrued liabilities	(4,339)	1,518	1,311

Net cash provided by operating activities	64,311	66,091	65,336

Cash flows from investing activities:
Acquisition of terminal facilities	—	(12,781)	(1,633)
Investments in unconsolidated affiliates	(80,166)	(1,021)	—
Capital expenditures—expansion of facilities	(15,805)	(33,359)	(33,290)
Capital expenditures—maintain existing facilities	(7,760)	(7,814)	(7,675)
Proceeds in return for contribution of assets to unconsolidated affiliate	—	25,593	—
Proceeds from sale of assets	18,000	10,816	5,181
Other	—	—	(91)

Net cash used in investing activities	(85,731)	(18,566)	(37,508)

Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	50,971
Contribution of cash by TransMontaigne GP	—	—	1,093
Borrowings of debt under credit facility	147,000	80,343	53,000
Repayments of debt under credit facility	(83,000)	(82,343)	(96,000)
Deferred debt issuance costs	(736)	(3,575)	—
Distributions paid to unitholders	(41,846)	(39,501)	(37,578)
Purchase of common units by our long-term incentive plan and from affiliate	(454)	(529)	(542)

Net cash provided by (used in) financing activities	20,964	(45,605)	(29,056)

(Decrease) increase in cash and cash equivalents	(456)	1,920	(1,228)
Foreign currency translation effect on cash	63	(135)	13
Cash and cash equivalents at beginning of period	7,138	5,353	6,568

Cash and cash equivalents at end of period	$6,745	$7,138	$5,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,886	$3,865	$5,258

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2012, 2011 and 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations primarily in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products, including TransMontaigne Inc. and Morgan Stanley Capital Group Inc.

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At December 31, 2012, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2012 and 2011, our results of operations for the years ended December 31, 2012, 2011 and 2010 and our cash flows for the years ended December 31, 2012, 2011 and 2010.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and administrative expenses were approximately $10.8 million, $10.5 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $3.6 million, $3.3 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The accompanying consolidated financial statements also include reimbursement of amounts paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $1.3 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2012, 2011 and 2010, we recognized revenue of approximately $16.1 million, $18.7 million and $12.8 million, respectively, for net product gained. Within these amounts, approximately $13.6 million, $16.8 million and $12.1 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

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

(f)    Investments in unconsolidated affiliates

        We account for our investments in our unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received, and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

(g)   Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when estimable (see Note 10 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 5 of Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

        TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We did not have any derivative instruments during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. For the years ended December 31, 2012, 2011 and 2010, we recognized net payments to the counterparty of $nil and approximately $1.3 million and $2.8 million, respectively.

        At the time we entered into the interest rate swap we did not designate it as a hedge, and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of comprehensive income. During the years ended December 31, 2012, 2011 and 2010, we recognized unrealized gains in the amount of $nil and approximately $1.3 million and $1.4 million, respectively, related to the estimated change in the fair value of the interest rate swap, which was recorded as a reduction to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)  Net earnings per limited partner unit

        Generally accepted accounting principles address the computation of earnings per limited partnership unit for master limited partnerships that consist of publicly traded common units held by limited partners, a general partner interest, and incentive distribution rights that are accounted for as equity interests. Partners' incentive distribution rights are owned by our general partner. Distributions are declared from available cash (as defined by our partnership agreement) and the incentive distribution rights are not entitled to distributions other than from available cash. Any excess of distributions over earnings are allocated to the limited partners and general partner interest based on their respective sharing of losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. Incentive distribution rights do not share in losses under our partnership agreement. The earnings allocable to the general partner interest for the period represents distributions attributable to the period on behalf of the general partner interest and any incentive distribution rights less the excess of distributions over earnings allocated to the limited partners (see Note 16 of Notes to consolidated financial statements). Basic earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period, excluding restricted phantom units. Diluted earnings per limited partner unit are computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period and, when dilutive, restricted phantom units. Net earnings allocable to limited partners are net of the earnings allocable to the general partner interest including incentive distribution rights.

(2) TRANSACTIONS WITH AFFILIATES

        Constraints on expansion.    Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act and consolidated supervision by the Board of Governors of the Federal Reserve System. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a noncontrolling interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. For example, our December 2012 investment in Battleground Oil Specialty Terminal Company LLC ("BOSTCO") was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future (see Note 3 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2013, the annual administrative fee payable to TransMontaigne Inc. will be approximately $10.9 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2013, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $3.7 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

        In connection with our acquisition of the Southeast terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012, and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

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

        Terminaling services agreement—Florida terminals and Razorback pipeline system.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mount Vernon, Missouri and Rogers, Arkansas terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $37 million for the contract year ended May 31, 2012 (approximately $37.3 million for the contract year ending May 31, 2013); with stipulated annual increases in throughput payments

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(2) TRANSACTIONS WITH AFFILIATES (Continued)

each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Morgan Stanley Capital Group may not assign the terminaling services agreement without our consent. Upon termination of the agreement, Morgan Stanley Capital Group has a right of first refusal to enter into a new terminaling services agreement with us, provided they pay no less than 105% of the fees offered by any third party.

        Terminaling services agreement—Fisher Island terminal.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $1.8 million for the contract year ended December 31, 2012. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

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

        Terminaling services agreement—Cushing terminal.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 120 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(2) TRANSACTIONS WITH AFFILIATES (Continued)

majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Cushing terminal.

        Terminaling services agreement—Brownsville LPG.    We had a terminaling services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that terminated on December 31, 2012. The storage capacity under this agreement is now under contract with a third party beginning January 1, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that resulted in minimum revenue to us of approximately $1.3 million for the contract year ended December 31, 2012. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2012 and 2011, we recognized approximately $3.4 million and $1.9 million, respectively, of revenue related to this operations and reimbursement agreement.

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $35.4 million for the contract year ended December 31, 2012; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals and to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us a lump-sum ethanol blending fee that in total equaled approximately $22.5 million.

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(2) TRANSACTIONS WITH AFFILIATES (Continued)

diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

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

        If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group's obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

        Neither party may transfer or assign this agreement without the consent of the other party unless such assignment is to an affiliate or, in the case of Partners, a successor in interest to us or to the Collins terminal.

(3) ACQUISITIONS AND DISPOSITIONS

        Investment in BOSTCO project.    On December 20, 2012, we acquired a 42.5% interest in Battleground Oil Specialty Terminal Company LLC ("BOSTCO"), for approximately $79 million, from Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). We funded this acquisition utilizing additional borrowings under our credit facility. BOSTCO is a new black oil terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. The BOSTCO facility is scheduled to begin commercial operation in the fourth quarter of 2013. Completion of the full 6.1 million barrels of storage capacity and related infrastructure is scheduled for early 2014. Upon completion of the project, and assuming we maintain our 42.5% interest, we expect our total payments for the project to be approximately $183 million, which includes our December 20, 2012 investment of approximately $79 million.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(3) ACQUISITIONS AND DISPOSITIONS (Continued)

        Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO's business. Kinder Morgan will be responsible for managing BOSTCO's day-to-day operations. Our 42.5% interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, as of December 20, 2012 we account for our investment in BOSTCO under the equity method of accounting.

        We originally initiated the BOSTCO project by acquiring approximately 190 acres of undeveloped land on the Houston Ship Channel in November 2010. During 2010 and 2011, we undertook the design, permitting and initial development of BOSTCO. On October 18, 2011, as part of our original plan to involve one or more strategic partners, we sold 50% of our interest in the BOSTCO project to Kinder Morgan for approximately $10.8 million. The consideration received was equivalent to 50% of our recorded investment in the BOSTCO project at the time of the sale, and, accordingly, no gain or loss was recognized.

        On December 29, 2011, as a result of Morgan Stanley's October 2011 determination that we cannot continue to pursue any "significant" acquisition or investment, we sold our remaining 50% interest in BOSTCO to Kinder Morgan for $18 million plus a transferrable option to buy up to 50% of Kinder Morgan's interest in the project at any time prior to January 20, 2013. The $18 million was equivalent to the amount we had recorded for our remaining 50% interest in the BOSTCO project and, accordingly, no gain or loss was recognized. The $18 million was not received by us until January 3, 2012, and at December 31, 2011 is reflected in other current assets as amounts due from the sale of the BOSTCO project (see Note 5 of Notes to consolidated financial statements).

        Our December 20, 2012 reentry into the BOSTCO project was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future.

        Contribution of certain Brownsville, Texas terminal assets to Frontera.    Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc. ("PMI"), an indirect subsidiary of Petroleos Mexicanos ("PEMEX"), the Mexican state- owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC or "Frontera", in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired a 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement executed between us and Frontera. All significant decisions affecting the business are decided by PMI and us based upon our respective 50% ownership interests. We continue to own and operate approximately 0.9 million barrels of tankage in Brownsville independent of Frontera.

        The assets contributed to Frontera constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(3) ACQUISITIONS AND DISPOSITIONS (Continued)

retained in Frontera. The approximate $7.5 million carrying amount of goodwill associated with the contributed assets was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the contributed assets and the portion of Brownsville assets retained by us independent of Frontera. The fair value of the contributed assets was determined based on the cash payment made by PMI to acquire a 50% interest in Frontera multiplied by two. The fair value of the assets retained in Brownsville independent of Frontera was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis. At the time of our contribution of assets to Frontera, the carrying amount of the contributed assets was approximately $41.6 million and consisted of the following as of April 1, 2011 (in thousands):

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(3) ACQUISITIONS AND DISPOSITIONS (Continued)

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

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Trade accounts receivable	$5,235	$4,471
Less allowance for doubtful accounts	(200)	(200)

	$5,035	$4,271

        The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period
2012	$200	$—	$—	$200
2011	$310	$—	$(110)	$200
2010	$394	$—	$(84)	$310

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Morgan Stanley Capital Group	64%	65%	61%

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2012	December 31, 2011
Amounts due from insurance companies	$2,631	$2,695
Amounts due from the sale of the BOSTCO project	—	18,000
Additive detergent	1,603	1,812
Deposits and other assets	345	261

	$4,579	$22,768

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2012 and December 31, 2011, we have recognized amounts due from insurance companies of approximately $2.6 million and $2.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2012, we received reimbursements from insurance companies of approximately $1.2 million. During the year ended December 31, 2012, we increased our estimate of insurance recoveries approximately $1.1 million to reflect a change in our estimate of our future environmental remediation costs (see Note 10 of Notes to consolidated financial statements).

        Amounts due from the sale of the BOSTCO project.    On December 29, 2011 we sold our remaining interest in the BOSTCO project, which at that time represented 50% of the outstanding ownership interest, for $18 million and a transferrable purchase option to buy back into the project at any time prior to January 20, 2013, which we exercised on December 20, 2012 to reacquire a 42.5% interest in BOSTCO (see Note 3 of Notes to consolidated financial statements). The $18 million in cash consideration was received on January 3, 2012 and, accordingly, has been reflected as amounts due at December 31, 2011.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2012	December 31, 2011
Land	$52,652	$52,641
Terminals, pipelines and equipment	552,232	524,346
Furniture, fixtures and equipment	1,716	1,507
Construction in progress	4,652	8,745

	611,252	587,239
Less accumulated depreciation	(183,551)	(155,457)

	$427,701	$431,782

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2012	December 31, 2011
Brownsville terminals (includes approximately $55 and $75, respectively, of foreign currency translation adjustments)	$8,736	$8,716

        Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 18 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

        At December 31, 2012 and 2011, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2012 and 2011 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2012 and 2011, respectively, for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        At December 31, 2010, our estimate of the fair value of our River terminals was less than its carrying amount. The decline in the estimated fair value was attributable primarily to the loss of a customer in 2010 at one of our larger River facilities and the underutilization of certain other facilities in the River region. This resulted in a determination that goodwill for the River terminals reporting unit, as of December 31, 2010, was no longer supported by its estimated fair value and, as a result, we recognized an $8.5 million impairment charge reflected in our accompanying consolidated statement of comprehensive income for the year ended December 31, 2010. Subsequent to December 31, 2010, there was no longer any goodwill recorded related to the River terminals reporting unit.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2012, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. At December 31, 2011, our investments in unconsolidated affiliates include a 50% interest in Frontera. BOSTCO is a terminal facility construction project for 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. BOSTCO is located on the Houston Ship Channel and is scheduled to begin commercial operations in the fourth quarter of 2013. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities (see Note 3 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership December 31,		Carrying value (in thousands) December 31,
	2012	2011	2012	2011
BOSTCO	42.5%	—	$78,930	$—
Frontera	50%	50%	26,234	25,875

Total investments in unconsolidated affiliates			$105,164	$25,875

        As of December 31, 2012, our investment in BOSTCO includes approximately $2.9 million of excess investment related to a one time buy-in fee paid to Kinder Morgan to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
BOSTCO	$—	$—	$—
Frontera	558	113	—

Total earnings from unconsolidated affiliates	$558	$113	$—

        The financial information of our investments in unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO December 31,		Frontera December 31,
	2012	2011	2012	2011
Current assets	$—	$9,936	$4,209	$4,045
Long-term assets	234,520	26,064	50,013	48,859
Current liabilities	(55,541)	—	(1,754)	(1,154)
Long-term liabilities	—	—	—	—

Net assets	$178,979	$36,000	$52,468	$51,750

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        Statements of comprehensive income:

	BOSTCO Year ended December 31,		Frontera Year ended December 31,
	2012	2011	2012	2011
Operating revenue	$—	$—	$11,539	$8,440
Operating expenses	—	—	(10,423)	(8,214)

Net earnings and comprehensive income	$—	$—	$1,116	$226

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2012	December 31, 2011
Amounts due under long-term terminaling services agreements:
External customers	$652	$760
Morgan Stanley Capital Group	3,648	4,146

	4,300	4,906
Deferred financing costs, net of accumulated amortization of $1,328 and $561, respectively	3,088	3,119
Customer relationships, net of accumulated amortization of $1,283 and $1,080, respectively	1,147	1,350
Deposits and other assets	271	273

	$8,806	$9,648

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2012 and 2011, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.3 million and $4.9 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 12 of Notes to consolidated financial statements).

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(9) OTHER ASSETS, NET (Continued)

Expected amortization expense for the customer relationships as of December 31, 2012 is as follows (in thousands):

	Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$203	$203	$203	$203	$203	$132

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Customer advances and deposits:
External customers	$1,205	$1,364
Morgan Stanley Capital Group	3,470	6,378

	4,675	7,742
Accrued property taxes	658	558
Accrued environmental obligations	3,116	2,887
Interest payable	39	48
Rebate due to Morgan Stanley Capital Group	3,402	5,877
Accrued expenses and other	3,716	2,812

	$15,606	$19,924

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2012 and 2011, we have billed and collected from certain of our customers approximately $4.7 million and $7.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At December 31, 2012 and 2011, we have accrued environmental obligations of approximately $3.1 million and $2.9 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2012, we made payments of approximately $1.1 million towards our environmental remediation obligations. During the year ended December 31, 2012, we increased our remediation obligations by approximately $1.3 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2012 and 2011, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.4 million and $5.9 million, respectively. During the three months ended March 31, 2012, we paid Morgan Stanley Capital Group approximately $5.9 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Advance payments received under long-term terminaling services agreements	$1,067	$1,121
Deferred revenue—ethanol blending fees and other projects	9,581	13,247

	$10,648	$14,368

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2012 and 2011, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.1 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have agreed to pay us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2012 and 2011, we have unamortized deferred revenue of approximately $9.6 million and $13.2 million, respectively, for completed projects. During the years ended December 31, 2012, 2011 and 2010, we billed Morgan Stanley Capital Group and others approximately $1 million, $1.5 million, and $4.3 million, respectively, for completed projects. During the years ended December 31, 2012, 2011 and 2010, we recognized revenue on a straight-line basis of approximately $4.6 million, $4.5 million and $3.8 million, respectively, for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $340.7 million at December 31, 2012). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(12) LONG-TERM DEBT (Continued)

distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO (including the initial investment on December 20, 2012 for approximately $79 million), the "Specified BOSTCO Investment". In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other joint venture investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        Under the credit facility, our terminaling service agreements with Morgan Stanley Capital Group relating to our Florida and Mount Vernon, Missouri and Rogers, Arkansas terminals and our Southeast terminals are deemed to be "Specified Contracts." The credit facility further provides that an event of default will occur if any Specified Contract terminates in whole or in part, "if such .... termination would reasonably be expected to result in a Material Adverse Effect after taking into account any replacement therefor." The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times).

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the covenants under the credit facility as of December 31, 2012.

        For the years ended December 31, 2012, 2011 and 2010, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.4%, 3.3% and 4.2%, respectively. Weighted average interest rates include any net settlements received or paid under our interest rate swap, which was applicable during 2010 and the first six months of 2011, expiring in June 2011. At December 31, 2012 and 2011, our outstanding borrowings under the applicable credit facility were $184 million and $120 million, respectively. At December 31, 2012 and 2011, our outstanding letters of credit were approximately $nil at both dates.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at January 1, 2010	12,444,566	253,971
Public offering of common units	2,012,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	41,071

Units outstanding at December 31, 2010, 2011 and 2012	14,457,066	295,042

        At December 31, 2012 and 2011, common units outstanding include 17,635 and 16,899 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

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

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,816,745 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2012, 1,583,933 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 6,825, 7,760 and 9,435 common units pursuant to the program during the years ended December 31, 2012, 2011 and 2010, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2012, 2011 and 2010, respectively, we purchased 5,891, 5,892 and 10,000 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(14) LONG-TERM INCENTIVE PLAN (Continued)

granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap varies based upon the funding of the related withholding taxes.

        Information about restricted phantom unit activity is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at January 1, 2010	765,632	56,000
Automatic increase in units available for future grant on January 1, 2010	248,891	—
Vesting on January 7, 2010	—	(3,500)	$27.97
Grant on March 31, 2010	(6,000)	6,000	$27.24
Vesting on March 31, 2010	—	(4,000)	$27.24
Vesting on August 10, 2010	—	(10,000)	$32.50

Units outstanding at December 31, 2010	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at December 31, 2012	1,583,933	24,000

        On March 31, 2012, 2011 and 2010, TransMontaigne Services Inc. granted 8,000, 8,000 and 6,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.3 million, $0.3 million and $0.2 million, associated with the March 2012, March 2011 and March 2010 grants, respectively.

        On July 18, 2012, Mr. Henry M. Kuchta forfeited the vesting of 4,500 restricted phantom units as a result of his resignation as a member of the board of directors of our general partner.

        On January 7, 2010, we accelerated the vesting of 3,500 restricted phantom units held by Duke R. Ligon as a result of his resignation as a member of the board of directors of our general partner and

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(14) LONG-TERM INCENTIVE PLAN (Continued)

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

        Deferred equity-based compensation of approximately $398,000, $419,000 and $385,000 is included in direct general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At December 31, 2012, we have contractual commitments of approximately $10 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2013.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At December 31, 2012, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2013	$1,451
2014	1,536
2015	1,552
2016	1,567
2017	633
Thereafter	4,244

$10,983

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.1 million in future periods.

        Rental expense under operating leases was approximately $1.3 million, $1.3 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net earnings	$38,572	$46,520	$27,242
Less:
Distributions payable on behalf of incentive distribution rights	(4,475)	(3,484)	(2,493)
Distributions payable on behalf of general partner interest	(752)	(732)	(711)
Earnings allocable to general partner interest less than (in excess of) distributions payable to general partner interest	70	(199)	187

Earnings allocable to general partner interest including incentive distribution rights	(5,157)	(4,415)	(3,017)

Net earnings allocable to limited partners	$33,415	$42,105	$24,225

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2010 through March 31, 2010	$0.60
April 1, 2010 through June 30, 2010	$0.60
July 1, 2010 through September 30, 2010	$0.60
October 1, 2010 through December 31, 2010	$0.61
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(16) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Basic weighted average units	14,441	14,442	14,363
Dilutive effect of restricted phantom units	7	15	16

Diluted weighted average units	14,448	14,457	14,379

        For the year ended December 31, 2012, we included the dilutive effect of approximately 2,000, 10,000 and 1,500 restricted phantom units granted March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2011, we included the dilutive effect of approximately 8,000, 4,500, 20,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2010, we included the dilutive effect of approximately 6,000, 30,000, 4,500, 1,000, 2,000 and 1,000 restricted phantom units granted March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008, March 31, 2008 and March 31, 2007, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the year ended December 31, 2012, we excluded the dilutive effect of approximately 6,000 and 4,500 restricted phantom units granted March 31, 2012 and March 31, 2011, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the years ended December 31, 2011 and 2010, we did not have any securities that were anti-dilutive.

(17) DISCLOSURES ABOUT FAIR VALUE

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(17) DISCLOSURES ABOUT FAIR VALUE (Continued)

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2012 and 2011.

        Cash and cash equivalents.    The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

        Debt.    The carrying amount of our credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value is categorized in Level 2 of the fair value hierarchy.

(18) BUSINESS SEGMENTS

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gulf Coast Terminals:
Terminaling services fees, net	$47,692	$46,699	$46,508
Other	10,060	10,328	8,221

Revenue	57,752	57,027	54,729
Direct operating costs and expenses	(21,586)	(20,425)	(22,115)

Net margins	36,166	36,602	32,614

Midwest Terminals and Pipeline System:
Terminaling services fees, net	5,381	3,784	3,757
Pipeline transportation fees	1,876	1,948	2,041
Other	3,296	2,125	1,923

Revenue	10,553	7,857	7,721
Direct operating costs and expenses	(1,976)	(1,329)	(1,662)

Net margins	8,577	6,528	6,059

Brownsville Terminals:
Terminaling services fees, net	6,398	9,133	15,709
Pipeline transportation fees	3,780	2,798	2,776
Other	8,436	7,919	5,737

Revenue	18,614	19,850	24,222
Direct operating costs and expenses	(11,584)	(12,746)	(12,740)

Net margins	7,030	7,104	11,482

River Terminals:
Terminaling services fees, net	13,219	12,244	14,359
Other	942	428	380

Revenue	14,161	12,672	14,739
Direct operating costs and expenses	(9,171)	(8,586)	(8,521)

Net margins	4,990	4,086	6,218

Southeast Terminals:
Terminaling services fees, net	46,775	44,493	41,956
Other	8,384	10,393	7,532

Revenue	55,159	54,886	49,488
Direct operating costs and expenses	(21,647)	(21,412)	(19,658)

Net margins	33,512	33,474	29,830

Total net margins	90,275	87,794	86,203
Direct general and administrative expenses	(4,810)	(4,703)	(3,159)
Allocated general and administrative expenses	(10,780)	(10,466)	(10,311)
Allocated insurance expense	(3,590)	(3,290)	(3,185)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(28,260)	(27,654)	(27,869)
Gain (loss) on disposition of assets	—	9,576	(765)
Impairment of goodwill	—	—	(8,465)
Earnings from unconsolidated affiliates	558	113	—

Operating income	42,143	50,120	31,199
Other expenses, net	(3,571)	(3,600)	(3,957)

Net earnings	$38,572	$46,520	$27,242

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$15,482	$2,578	$10,154	$14,142	$3,393	$45,749
Morgan Stanley Capital Group	40,406	7,975	—	19	51,716	100,116
Frontera	—	—	3,445	—	—	3,445
TransMontaigne Inc.	1,864	—	5,015	—	50	6,929

Revenue	$57,752	$10,553	$18,614	$14,161	$55,159	$156,239

Capital expenditures	$1,718	$11,917	$1,658	$3,004	$5,268	$23,565

Identifiable assets	$136,207	$26,115	$50,223	$59,521	$182,738	$454,804

Cash and cash equivalents						6,745
Investments in unconsolidated affiliates						105,164
Deferred financing costs						3,088

Total assets						$569,801

	Year ended December 31, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$14,237	$2,406	$13,423	$12,584	$2,926	$45,576
Morgan Stanley Capital Group	40,943	5,451	—	88	51,909	98,391
Frontera	—	—	1,914	—	—	1,914
TransMontaigne Inc.	1,847	—	4,513	—	51	6,411

Revenue	$57,027	$7,857	$19,850	$12,672	$54,886	$152,292

Capital expenditures	$1,753	$6,393	$1,792	$2,961	$14,592	$27,491

Identifiable assets	$143,258	$15,935	$50,553	$59,654	$190,159	$459,559

Cash and cash equivalents						7,138
Amounts due from the sale of the BOSTCO project						18,000
Investments in unconsolidated affiliates						25,875
Deferred financing costs						3,119
Other						413

Total assets						$514,104

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(18) BUSINESS SEGMENTS (Continued)

	Year ended December 31, 2010
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,322	$2,016	$19,175	$12,884	$3,390	$48,787
Morgan Stanley Capital Group	38,725	5,705	32	1,634	46,098	92,194
TransMontaigne Inc.	4,682	—	5,015	221	—	9,918

Revenue	$54,729	$7,721	$24,222	$14,739	$49,488	$150,899

Capital expenditures	$4,713	$65	$7,048	$1,026	$15,104	$27,956

Identifiable assets	$136,462	$10,859	$96,365	$61,293	$188,552	$493,531

Cash and cash equivalents						5,353
Investment in BOSTCO project						15,134
Deferred financing costs						598
Other						(310)

Total assets						$514,306

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
	(in thousands except per unit amounts)
Revenue	$38,833	$38,442	$38,874	$40,090	$156,239
Direct operating costs and expenses	(13,969)	(16,184)	(16,170)	(19,641)	(65,964)
Direct general and administrative expenses	(3,188)	785	(1,204)	(1,203)	(4,810)
Allocated general and administrative expenses	(2,695)	(2,695)	(2,695)	(2,695)	(10,780)
Allocated insurance expense	(897)	(898)	(897)	(898)	(3,590)
Reimbursement of bonus awards	(313)	(312)	(313)	(312)	(1,250)
Depreciation and amortization	(6,930)	(6,940)	(7,112)	(7,278)	(28,260)
Earnings (loss) from unconsolidated affiliates	107	328	217	(94)	558

Operating income	10,948	12,526	10,700	7,969	42,143
Other expenses, net	(806)	(872)	(847)	(1,046)	(3,571)

Net earnings	$10,142	$11,654	$9,853	$6,923	$38,572

Net earnings per limited partner unit—basic	$0.62	$0.71	$0.59	$0.39	$2.31

Net earnings per limited partner unit—diluted	$0.62	$0.71	$0.59	$0.39	$2.31

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED) (Continued)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
	(in thousands except per unit amounts)
Revenue	$39,136	$36,832	$37,085	$39,239	$152,292
Direct operating costs and expenses	(14,577)	(17,636)	(16,490)	(15,795)	(64,498)
Direct general and administrative expenses	(1,365)	(815)	(1,060)	(1,463)	(4,703)
Allocated general and administrative expenses	(2,616)	(2,617)	(2,616)	(2,617)	(10,466)
Allocated insurance expense	(823)	(822)	(823)	(822)	(3,290)
Reimbursement of bonus awards	(313)	(312)	(313)	(312)	(1,250)
Depreciation and amortization	(7,138)	(6,722)	(6,873)	(6,921)	(27,654)
Gain on disposition of assets	—	9,576	—	—	9,576
Earnings (loss) from unconsolidated affiliates	—	233	(285)	165	113

Operating income	12,304	17,717	8,625	11,474	50,120
Other expenses, net	(978)	(689)	(959)	(974)	(3,600)

Net earnings	$11,326	$17,028	$7,666	$10,500	$46,520

Net earnings per limited partner unit—basic	$0.71	$1.10	$0.46	$0.65	$2.92

Net earnings per limited partner unit—diluted	$0.71	$1.09	$0.46	$0.65	$2.91

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

(20) SUBSEQUENT EVENT

        On January 14, 2013, we announced a distribution of $0.64 per unit for the period from October 1, 2012 through December 31, 2012, payable on February 7, 2013 to unitholders of record on January 31, 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member
TransMontaigne GP L.L.C.:

        We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Partnership, and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 12, 2013

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2012.

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

        As of the date of this report, there are six members of the board of directors of our general partner, three of whom, Messrs. Masters, Wiese and Peters, are independent as defined under the independence standards established by the New York Stock Exchange (the "NYSE"). The NYSE does not require a publicly traded limited partnership listed on the exchange, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. However, the Governance Guidelines of our general partner provide that at least three directors will be independent and one additional director will not be employed by, serve as a director of or have a significant commercial relationship with, TransMontaigne Inc. or its affiliates at the time of his or her election to the board of directors or while serving thereon. On July 18, 2012, Henry M. Kuchta resigned from the board of directors and from the audit and conflicts committees of our general partner. In his letter of resignation, Mr. Kuchta indicated that there were no disagreements between himself and the Partnership or the board of directors regarding the Partnership's operations, policies or practices. As of the date of this report, our general partner is evaluating qualified candidates to serve on the board of directors. In appointing a new director to its board of directors, our general partner will evaluate, among other qualifications, such person's energy industry experience, executive management experience, financial and accounting knowledge.

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

Directors and Executive Officers

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	55	Chairman of the Board
Charles L. Dunlap	69	Chief Executive Officer
Gregory J. Pound	60	President and Chief Operating Officer
Frederick W. Boutin	57	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Hammell	42	Executive Vice President, General Counsel and Secretary
Erik B. Carlson	65	Executive Vice President, Chief Administrative Officer and Assistant Secretary
Ronald A. Majors	54	Senior Vice President, Business Development
Robert T. Fuller	43	Vice President and Chief Accounting Officer
Jerry R. Masters	54	Director, Chairman of Audit and Compensation Committees
Randall P. O'Connor	53	Director
David A. Peters	54	Director, Chairman of Conflicts Committee
Goran Trapp	50	Director
Jay A. Wiese	56	Director

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

        Frederick W. Boutin has served as an Executive Vice President and the Chief Financial Officer of our general partner since January 2008 and as its Treasurer since February 2005. Mr. Boutin served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Boutin has served as the Executive Vice President of TransMontaigne Inc. since February 2008, as its Treasurer since June 2003 and served as its Senior Vice President from September 1996 to January 2008. Mr. Boutin holds a B.S. in Electrical Engineering and a M.S. in Accounting from Colorado State University.

        Michael A. Hammell was appointed to serve as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries and affiliates, including TransMontaigne Inc., effective October 1, 2012. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of the TransMontaigne entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

        Erik B. Carlson has served as Executive Vice President of our general partner since January 2008 and as its General Counsel from February 2005 to October 2012. Mr. Carlson was appointed Chief Administrative Officer and Assistant Secretary of our general partner and its subsidiaries and affiliates, including TransMontaigne Inc., effective October 1, 2012. Mr. Carlson also served as Secretary from February 2005 to January 2011. Mr. Carlson served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Carlson has been an Executive Vice President of TransMontaigne Inc. since February 2008, as its General Counsel from January 1998 to October 2012 and served as its Senior Vice President from January 1998 to January 2008. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

        Ronald A. Majors has served as Senior Vice President, Business Development of our general partner since July 12, 2010. Mr. Majors has also served as Senior Vice President, Business Development of TransMontaigne Inc. since July 12, 2010. Mr. Majors served as President and Chief Executive Officer of Pipestream from December 2009 to February 2010. Mr. Majors also served as President and Chief Operating Officer of SemGroup Europe Holdings, LLC, and Executive Director of SemEuro Limited, both divisions of SemGroup LP, from May 2006 to December 2009. From January 1998 to April 2006, Mr. Majors worked for The Williams Companies in various business development capacities, and served as the Chairman of the Board of AB Mazeikiai Nafta, from September 2000 to October 2002 and as President of Williams International Company from May 2002 to May 2003. Mr. Majors holds a B.S. in Chemical Engineering from Texas A&M University and executive training experience from the Wharton School of Business.

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

        Jerry R. Masters was elected as a director of our general partner on May 24, 2005, and serves as a member of the conflicts committee, and as chair of the audit and compensation committees, of the board of directors of our general partner. Mr. Masters was asked to join the board of directors, in part, based on his executive management experience, his financial and accounting knowledge and because he qualified as an independent director. Mr. Masters is a private investor and also serves on the board of directors of Sandhills State Bank. From 1991 to 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation. In his last position as Senior Director, Mr. Masters was responsible for external and internal financial reporting, budgeting and forecasting. From 1980 to 1991 Mr. Masters worked in the audit department of Deloitte & Touche LLP. Mr. Masters holds a B.S. in Business Administration from the University of Nebraska.

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

        Jay A. Wiese was elected as a director of our general partner on October 26, 2010, and serves as a member of the audit, conflicts and compensation committees of the board of directors of our general partner. Mr. Wiese was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director. From December 2006 to the present, Mr. Wiese has served as the Managing Member of Liberated Partners LLC, a global energy consulting business with a focus on client strategy, acquisitions, logistics, business development and operational analysis. From 1982 to October 2006, Mr. Wiese served in various senior management positions, including most recently Vice President, with Magellan Midstream Partners, L.P., where he had responsibility over Magellan Terminal Holdings in the areas of commercial and business development, acquisitions and operations. In March 2012, Mr. Wiese was appointed to the board of directors of Associated Asphalt, Inc., a private company engaged in the supply of liquid asphalt to the paving industry. Mr. Wiese holds a Bachelor of Science degree in Business from Oklahoma State University where Mr. Wiese is a member of the Foundation's Board of Trustees and a member of its Investment and Audit Committees.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied.

Audit Committee

        The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Jerry R. Masters, David A. Peters and Jay A. Wiese, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. Henry M. Kuchta resigned from the audit committee and the board of directors of our General Partner on July 18, 2012. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors of our general partner.

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

Conflicts Committee

        Messrs. Masters, Wiese and Peters currently serve on the conflicts committee of the board of directors of our general partner. Henry M. Kuchta resigned from the conflicts committee and the board of directors of our General Partner on July 18, 2012. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

        Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services Inc. long-term incentive plan, pursuant to which we currently grant equity-based awards to the independent directors of our general partner, and (2) which reviews the allocation of grants to certain employees of TransMontaigne Services Inc. under the TransMontaigne Services Inc. savings and retention plan. The compensation committee has adopted a charter, which the board of directors of our general partner has ratified and approved. Messrs. Masters, Peters and Wiese currently serve on the compensation committee.

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

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2012, we paid TransMontaigne Inc. an administrative fee of approximately $10.8 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2012, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan and approximately $0.3 million for a portion of the vested awards granted to the Chief Executive Officer ("CEO") of our general partner under the long-term incentive plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as CEO of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan then in effect, on August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan that vest in equal amounts over a four year vesting period.

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

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2012, elements of compensation for our executive officers consisted of the following:

  •
  Annual base salary;

  •
  Discretionary annual cash awards;

  •
  Long-term equity-based compensation; and

  •
  Other compensation, including very limited perquisites.

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of TransMontaigne Inc. During 2012, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives. Although neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne Inc.'s compensation program which are reasonably likely to have a material adverse effect on us.

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

COMPENSATION COMMITTEE Jerry R. Masters, Chair David A. Peters Jay A. Wiese

COMPENSATION OF DIRECTORS

        Employees of our general partner or its affiliates (including employees of Morgan Stanley and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one-for-one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner's directors for 2012.

Director Compensation Table for 2012

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Randall P. O'Connor(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Henry M. Kuchta(2)	$22,500	—		—	$22,500
Jay A. Wiese	$30,000	$69,520	(3)	—	$99,520
Jerry R. Masters	$30,000	$69,520	(3)	—	$99,520
David A. Peters	$30,000	$69,520	(3)	—	$99,520

(1)
Because Messrs. Munger, O'Connor and Trapp are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2012, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)
On July 18, 2012, Mr. Kuchta resigned from the board of directors of our general partner. In accordance with the TransMontaigne Services Inc. long term incentive plan, all unvested phantom units were forfeited.

(3)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant-date fair value is equal to $34.76, the closing price of our unrestricted common units on March 30, 2012. The restricted phantom units vest in 25% increments beginning on March 31, 2013 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2012, Messrs. Masters and Peters each held 5,000 restricted phantom units and Mr. Wiese held 3,500 restricted phantom units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 2012, Messrs. Masters, Wiese and Peters served on the compensation committee of our general partner. During 2012, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company's board of directors.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was subsequently amended and restated as of January 29, 2010 to revise certain age and length of service thresholds that had previously excluded a number of TransMontaigne Services Inc. employees, including the Chief Executive Officer, the President and the Executive Vice President, Chief Administrative Officer of our general partner, from participation in the plan. The plan is administered by the compensation committee of TransMontaigne Inc. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or

TransMontaigne Inc., or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Pursuant to the provisions of the plan, once participating employees of TransMontaigne Services Inc. reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne Inc. or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne Inc. or its affiliates. For the awards granted under the plan in 2012, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer of our general partner have each satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2012, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poors 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. For the year ended December 31, 2012, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2012, the compensation committee of the board of directors of our general partner awarded 8,000 restricted phantom units to the independent directors of our general partner under the plan, of which 2,000 were subsequently forfeited upon the resignation of one of the independent directors on July 18, 2012.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 28, 2013, the long-term incentive plan permits the grant of awards covering an aggregate of

2,105,886 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 28, 2013, there were 1,873,074 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 28, 2013 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 28, 2013, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 28, 2013 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 14,457,066 limited partnership common units outstanding as of February 28, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 28, 2013 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,731,953	18.8%
Morgan Stanley(2)	462,858	3.2%
OppenheimerFunds, Inc.(3)	1,297,785	9.0%
Energy Income Partners, LLC(4)	937,089	6.5%
Named Executive Officers
Frederick W. Boutin(5)(6)	46,114	*
Erik B. Carlson(5)(6)	45,303	*
Charles L. Dunlap(5)(7)	71,113	*
Robert T. Fuller(8)	—	*
Michael A. Hammell(8)	—	*
Ronald A. Majors(8)	800	*
Gregory J. Pound(5)(6)	35,181	*
Directors
Jerry R. Masters(9)	27,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(9)	24,600	*
Goran Trapp	—	*
Jay A. Wiese(9)	1,500	*
All directors, director nominees and executive officers as a group (13 persons)	251,611	1.7%

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

(2)
Based on the number of common units beneficially owned by TransMontaigne Inc. and the Schedule 13D (Amendment No. 2) filed with the Securities and Exchange Commission on November 13, 2009 and information furnished by Morgan Stanley ("MS"). Morgan Stanley, in its capacity as parent company of, and indirect beneficial owner of securities held by Morgan Stanley Capital Group, Inc. ("MSCGI") (and through TransMontaigne Inc. and its subsidiaries), and Morgan Stanley Smith Barney ("MSSB"), may be deemed to beneficially own 3,194,811 common units, or approximately 22.1%, of the outstanding common units. MSCGI may be deemed to beneficially own the 2,731,953 common units, indirectly held by TransMontaigne Services Inc. Morgan Stanley Strategic Investments, Inc. ("MSSI") beneficially owns 450,000 common units. MSSB has voting and/or dispositive power over certain shares of common units held in accounts of certain of its clients and customers and, as a result, may be deemed to beneficially own up to 12,858 common units. Each of MS and MSCGI may be deemed to have shared voting and dispositive power with respect to 2,731,953 common units beneficially owned by TransMontaigne Services Inc.; (ii) each of MS and MSSI may be deemed to have shared voting and dispositive power with respect to 450,000 common units beneficially owned by MSSI; and (iii) each of MS and MSSB may be deemed to have shared voting and/or dispositive power with respect to 12,858 common units beneficially owned by MSSB. The address of MS and MSSI, affiliates of Morgan Stanley Capital Group Inc., is 1585 Broadway, New York, New York 10036.

(3)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013 by OppenheimerFunds, Inc. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(4)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 937,089 common units. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(5)
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

(6)
Includes 10,680 phantom units awarded to Mr. Boutin, 14,303 phantom units awarded to Mr. Carlson and 12,154 phantom units awarded to Mr. Pound pursuant to the TransMontaigne Services Inc. savings and retention plan.

(7)
Includes 43,577 phantom units awarded to Mr. Dunlap under the TransMontaigne Services Inc. savings and retention plan. Includes 500 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan for his service as an independent director that remain subject to continued vesting in annual installments, with the next and final vesting date March 31, 2013. Effective August 10, 2009, Mr. Dunlap was appointed to serve as Chief Executive Officer of our general partner and President and Chief Executive Officer of TransMontaigne Inc. As a result of these appointments, Mr. Dunlap ceased to qualify as an independent director and therefore tendered his resignation from the board of directors of our general partner, effective as of the same date. Excludes 10,000 restricted phantom units granted to Mr. Dunlap under the TransMontaigne Services Inc. long term incentive plan in connection with the foregoing appointments that remain subject to continued vesting in annual installments, with the next and final vesting date occurring on August 10, 2013.

(8)
Excludes 3,591 phantom units awarded to Mr. Fuller, 7,787 phantom units awarded to Mr. Hammell and 4,790 phantom units awarded to Mr. Majors pursuant to the TransMontaigne Services Inc. savings and retention plan. The phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Phantom units granted are subject to earlier vesting as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(9)
Includes 2,000 restricted phantom units awarded to each of Messrs. Masters and Peters and 1,000 restricted phantom units awarded to Mr. Wiese under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2013. Excludes 500 restricted phantom units awarded to each of Messrs. Masters and Peters under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2014. Excludes 1,000 restricted phantom units awarded to each of Messrs. Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2014. Excludes 1,500 restricted phantom units awarded to each of Messrs. Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	24,000	—	1,583,933

Total	24,000	—	1,583,933

(1)
At December 31, 2012, the long-term incentive plan permits the grant of awards covering an aggregate of 1,816,745 units, of which 232,812 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2013 fiscal year, a total of 2,105,886 units were made available for issuance under the plan, of which 1,873,074 units remain available for issuance under the plan as of February 28, 2013. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 14 to Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

        Our general partner's conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne Inc. or the modification of a material agreement between us and TransMontaigne Inc. or Morgan Stanley Capital Group. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition the conflicts committee has the authority to engage outside advisors to assist it in making its determinations. For example, in approving our December 31, 2007 acquisition of the Southeast facilities from TransMontaigne Inc., the conflicts committee engaged, and obtained a fairness opinion from, an independent outside financial advisor.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

        Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 28, 2013, affiliates of Morgan Stanley, in the aggregate, owned a 23.6% interest in the partnership, consisting of 3,184,656 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

During the year ended December 31, 2012, we distributed approximately $13.5 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2012, we paid Morgan Stanley and its affiliates an administrative fee of approximately $10.8 million with an additional insurance reimbursement of approximately $3.6 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.3 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan and approximately $0.3 million for a portion of the vested awards granted to the CEO of our general partner under the long-term incentive plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

Omnibus Agreement

        On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, in the amount of approximately $10.8 million for the year ended December 31, 2012;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, in the amount of approximately $3.6 million for the year ended December 31, 2012;

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

        Payment of general and administrative services fee and reimbursement of direct expenses.    Pursuant to the omnibus agreement, for the year ended December 31, 2012, we paid TransMontaigne Inc. an annual administrative fee of approximately $10.8 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2012 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $3.6 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The omnibus agreement will expire on December 31, 2014. If Morgan Stanley Capital Group elects to renew the terminaling services agreement for the Southeast terminals, we have the right to extend the term of the omnibus agreement for an additional seven years. Due to the acquisition of TransMontaigne Inc. by Morgan Stanley Capital Group on September 1, 2006, the omnibus agreement no longer requires TransMontaigne Inc. to offer us any tangible assets that it acquires or constructs after September 1, 2006 related to the storage, transportation or terminaling of refined products in the United States.

        The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2012, we reimbursed TransMontaigne Inc. approximately $22.5 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

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

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any refined product storage capacity that either (1) we put into commercial service after January 1, 2008, or (2) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer) after January 1, 2008. In order to exercise such rights, TransMontaigne Inc. must agree to pay 105% of the fees offered by any third party customer.

        The above provisions are discussed under Item 1. "Business—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group" of this annual report.

Terminaling Services Agreements

        We have entered into various terminaling services agreements with Morgan Stanley Capital Group and TransMontaigne Inc., which are discussed under Item 1. "Business and Properties—Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group" and "Business and Properties—Terminaling Services Agreements" of this annual report.

Indemnification

        We have entered into various indemnification agreements with TransMontaigne Inc., which are discussed under Item 1. "Business and Properties—Environmental Matters—Site Remediation" of this annual report.

DIRECTOR INDEPENDENCE

        A description of the independence of the board of directors of our general partner may be found under Item 10. "Directors, Executive Officers of our General Partner and Corporate Governance" of this annual report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP's accounting fees and services were as follows (in thousands):

	2012	2011(2)
Audit fees(1)	$575,000	$2,341,720
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$575,000	$2,341,720

(1)
Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes-Oxley 404 attestation, the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

(2)
For the year ended December 31, 2011, the audit fees also include Deloitte & Touche LLP's re-audits of our financial statements for the years ended December 31, 2010 and December 31, 2009 and the re-reviews of the quarterly financial information contained in our 2011 annual report. As further discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments During the Year Ended December 31, 2012, on December 15, 2011 the audit committee of our general partner dismissed KPMG LLP from its engagement as the principal accountant to audit the December 31, 2011 financial statements of TransMontaigne Partners L.P. The dismissal of KPMG LLP resulted from the determination that KPMG LLP was not "independent" of TransMontaigne Partners L.P. within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods. In conjunction with our investigation of this matter, it was determined that our investors would receive meaningful benefit from the reassurance that would be provided by having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, and by having the quarterly financial information that is contained in the 2011 annual report re-reviewed, by Deloitte & Touche LLP, our new independent registered public accounting firm. The re-audits and re-reviews were completed by Deloitte & Touche LLP on May 3, 2012. In July of 2012, KPMG reimbursed us approximately $1.8 million related to the cost of the re-audits and re-reviews performed by Deloitte & Touche LLP.

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

1.
Consolidated Financial Statements and Schedules:    See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears under Item 8. "Financial Statements and Supplementary Data" of this annual report.

2.
Financial Statement Schedules.    Financial statement schedules are omitted because they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

3.
Exhibits:    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

Exhibit Number		Description
10.2		Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.3		Letter Agreement to Second Amended and Restated Senior Secured Credit Facility, dated January 5, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.4		Second Amendment to Second Amended and Restated Senior Secured Credit Facility, dated March 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.5		Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6		Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.7	+	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.8		Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.9	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

10.10	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

Exhibit Number		Description
10.11	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.12	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.13		Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.14		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.15		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.16	*	Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.17	*	First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.18		Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

16.1		KPMG LLP Letter, dated January 13, 2012 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 13, 2012).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements. In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this annual report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*
Filed with this annual report.

+
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

Date: March 12, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	March 12, 2013
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 12, 2013
/s/ ROBERT T. FULLER Robert T. Fuller	Vice President and Chief Accounting Officer	March 12, 2013
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 12, 2013
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	March 12, 2013
/s/ GORAN TRAPP Goran Trapp	Director	March 12, 2013

Name and Signature	Title	Date

/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 12, 2013
/s/ DAVID A. PETERS David A. Peters	Director	March 12, 2013
/s/ JAY A. WIESE Jay A. Wiese	Director	March 12, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2	Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.3	Letter Agreement to Second Amended and Restated Senior Secured Credit Facility, dated January 5, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.4	Second Amendment to Second Amended and Restated Senior Secured Credit Facility, dated March 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

Exhibit Number		Description
10.5		Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6		Amended and Restated Omnibus Agreement, dated December 28, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.7	+	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.8		Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.9	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

10.10	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

10.11	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.12	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.13		Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.14		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

Exhibit Number		Description
10.15		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.16	*	Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.17	*	First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.18		Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

16.1		KPMG LLP Letter, dated January 13, 2012 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 13, 2012).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements. In accordance with Rule 406T of Regulation S-T, this information is "furnished" and not "filed" with this annual report for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*
Filed with this annual report.

+
Identifies each management compensation plan or arrangement.