Form 10-Q
period 2013-03-31
TransMontaigne Partners L.P.
filed 2013-05-07
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

        As of April 30, 2013, there were 14,457,066 units of the registrant's Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report contains forward-looking statements, including the following:

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2013 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2012, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 12, 2013 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active 100% owned operating subsidiaries during the three months ended March 31, 2013:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Finance Corp.

  •
  TPME L.L.C.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of March 31, 2013. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,433	$6,745
Trade accounts receivable, net	7,533	5,035
Due from affiliates	3,252	3,035
Other current assets	5,823	4,579

Total current assets	23,041	19,394
Property, plant and equipment, net	424,369	427,701
Goodwill	8,752	8,736
Investments in unconsolidated affiliates	161,989	105,164
Other assets, net	8,356	8,806

	$626,507	$569,801

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$8,471	$10,810
Due to affiliates	845	—
Accrued liabilities	11,799	15,606

Total current liabilities	21,115	26,416
Other liabilities	9,525	10,648
Long-term debt	246,000	184,000

Total liabilities	276,640	221,064

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at March 31, 2013 and December 31, 2012)	293,585	292,648
General partner interest (2% interest with 295,042 equivalent units outstanding at March 31, 2013 and December 31, 2012)	56,583	56,564
Accumulated other comprehensive loss	(301)	(475)

Total partners' equity	349,867	348,737

	$626,507	$569,801

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended March 31,
	2013	2012
Revenue:
External customers	$14,288	$11,308
Affiliates	27,310	27,525

Total revenue	41,598	38,833

Operating costs and expenses and other:
Direct operating costs and expenses	(16,728)	(13,969)
Direct general and administrative expenses	(1,100)	(3,188)
Allocated general and administrative expenses	(2,740)	(2,695)
Allocated insurance expense	(958)	(897)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(7,339)	(6,930)
Earnings from unconsolidated affiliates	40	107

Total operating costs and expenses and other	(29,138)	(27,885)

Operating income	12,460	10,948
Other income (expenses):
Interest expense	(719)	(681)
Foreign currency transaction gain	41	63
Amortization of deferred financing costs	(244)	(188)

Total other expenses, net	(922)	(806)

Net earnings	11,538	10,142
Other comprehensive income—foreign currency translation adjustments	174	238

Comprehensive income	$11,712	$10,380

Net earnings	$11,538	$10,142
Less—earnings allocable to general partner interest including incentive distribution rights	(1,362)	(1,195)

Net earnings allocable to limited partners	$10,176	$8,947

Net earnings per limited partner unit—basic	$0.70	$0.62

Net earnings per limited partner unit—diluted	$0.70	$0.62

Weighted average limited partner units outstanding—basic	14,438	14,439

Weighted average limited partner units outstanding—diluted	14,446	14,451

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2012 and three months ended March 31, 2013

(Dollars in thousands)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2011	$296,052	$56,490	$(666)	$351,876
Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income	—	—	191	191

Balance December 31, 2012	292,648	56,564	(475)	348,737
Distributions to unitholders	(9,256)	(1,343)	—	(10,599)
Deferred equity-based compensation related to restricted phantom units	89	—	—	89
Purchase of 1,725 common units by our long-term incentive plan	(72)	—	—	(72)
Issuance of 5,267 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for three months ended March 31, 2013	10,176	1,362	—	11,538
Other comprehensive income	—	—	174	174

Balance March 31, 2013	$293,585	$56,583	$(301)	$349,867

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$11,538	$10,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,339	6,930
Earnings from unconsolidated affiliates	(40)	(107)
Distributions from unconsolidated affiliates	178	370
Deferred equity-based compensation	89	107
Amortization of deferred financing costs	244	188
Amortization of deferred revenue	(1,106)	(1,144)
Amounts due under long-term terminaling services agreements, net	294	128
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,476)	56
Due from affiliates.	(217)	1,147
Other current assets	(1,231)	168
Trade accounts payable	(406)	(3,118)
Due to affiliates	858	8
Accrued liabilities	(3,821)	(5,337)

Net cash provided by operating activities	11,243	9,538

Cash flows from investing activities:
Proceeds from sale of assets	—	18,000
Investments in unconsolidated affiliates	(56,963)	—
Capital expenditures—expansion of facilities	(3,160)	(4,158)
Capital expenditures—maintain existing facilities	(2,612)	(901)

Net cash (used in) provided by investing activities	(62,735)	12,941

Cash flows from financing activities:
Borrowings of debt under credit facility	91,500	21,500
Repayments of debt under credit facility	(29,500)	(35,000)
Deferred issuance costs	(172)	—
Distributions paid to unitholders	(10,599)	(10,319)
Purchase of common units by our long-term incentive plan	(72)	(57)

Net cash provided by (used in) financing activities	51,157	(23,876)

Decrease in cash and cash equivalents	(335)	(1,397)
Foreign currency translation effect on cash	23	77
Cash and cash equivalents at beginning of period	6,745	7,138

Cash and cash equivalents at end of period	$6,433	$5,818

Supplemental disclosure of cash flow information:
Cash paid for interest	$598	$697
Property, plant and equipment acquired with accounts payable	1,336	470

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, purchased all of the issued and outstanding capital stock of TransMontaigne Inc. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. At March 31, 2013, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012, our results of operations for the three months ended March 31, 2013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and administrative expenses were approximately $2.7 million for each of the three months ended March 31, 2013 and 2012, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $1.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for each of the three months ended March 31, 2013 and 2012, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2013 and 2012, we recognized revenue of approximately $4.2 million and $4.4 million, respectively, for net product gained. Within these amounts, approximately $3.8 million for each of the three months ended March 31, 2013 and 2012, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(l)    Net earnings per limited partner unit

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

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP

        Constraints on expansion.    Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

consolidated supervision by the Board of Governors of the Federal Reserve System. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us they will review on a case by case basis each proposed transaction to determine its significance, whether an acquisition of, or investment in, assets or legal entities and that an acquisition of, or investment in, a noncontrolling interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. For example, our December 2012 investment in Battleground Oil Specialty Terminal Company LLC, or "BOSTCO", was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future (see Note 3 of Notes to consolidated financial statements).

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will expire in December 2014, unless extended. Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. Effective January 1, 2013, the annual administrative fee payable to TransMontaigne Inc. will be approximately $11.0 million. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. Effective January 1, 2013, the annual insurance reimbursement payable to TransMontaigne Inc. will be approximately $3.8 million. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

fund indexed to the performance of our common units. For the year ending December 31, 2013, we have agreed to reimburse TransMontaigne Inc. and its affiliates approximately $1.3 million.

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

        Terminaling services agreement—Florida and Midwest terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mount Vernon, Missouri and Rogers, Arkansas terminals. We refer to our Mount Vernon, Missouri and Rogers, Arkansas terminals as the Razorback terminals. Effective June 1, 2008, we amended the terminaling services agreement to include renewable fuels blending functionality at the Florida Terminals. The initial term of the agreement expires on May 31, 2014. After May 31, 2014, the terminaling services agreement will automatically renew for subsequent one-year periods, subject to either party's right to terminate with six months' notice prior to May 31, 2014 or the then-current renewal term. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $37.3 million for the contract year ending May 31, 2013 and approximately $37.6 million for the contract year ending May 31, 2014; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Terminaling services agreement—Fisher Island terminal.    We have a terminaling services agreement with TransMontaigne Inc. that will expire on December 31, 2013. Under this agreement, TransMontaigne Inc. agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that will, at the fee schedule contained in the agreement, result in minimum revenue to us of approximately $1.8 million for the contract year ending December 31, 2013. In exchange for its minimum throughput commitment, we agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling services agreement—Cushing terminal.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or "Frontera", in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended March 31, 2013 and 2012, we recognized approximately $1.0 million and $0.9 million, respectively, of revenue related to this operations and reimbursement agreement.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH TRANSMONTAIGNE INC. AND MORGAN STANLEY CAPITAL GROUP (Continued)

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and has a seven-year term expiring on December 31, 2014, subject to a seven-year renewal option at the election of Morgan Stanley Capital Group. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.1 million for the contract year ending December 31, 2013; with stipulated annual increases in throughput payments each contract year thereafter. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals and to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us a lump-sum ethanol blending fee that in total equaled approximately $22.5 million.

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

        Terminaling services agreement—Collins/Purvis terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire in July 2018, subject to one-year automatic renewals unless terminated by either party upon 180 days prior notice. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter.

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

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Investment in BOSTCO project.    On December 20, 2012, we acquired a 42.5% interest in BOSTCO, for approximately $79 million, from Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). We funded this acquisition utilizing additional borrowings under our credit facility. BOSTCO is a new black oil terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. The BOSTCO facility is scheduled to begin commercial operation in the fourth quarter of 2013. Completion of the full 6.1 million barrels of storage capacity and related infrastructure is scheduled for early 2014. Upon completion of the project, and assuming we maintain our 42.5% interest, we expect our total payments for the project to be approximately $183 million, which includes our December 20, 2012 investment of approximately $79 million.

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

        On December 29, 2011, as a result of Morgan Stanley's October 2011 determination that we cannot continue to pursue any "significant" acquisition or investment, we sold our remaining 50% interest in BOSTCO to Kinder Morgan for $18 million plus a transferrable option to buy up to 50% of Kinder Morgan's interest in the project at any time prior to January 20, 2013. The $18 million was not received by us until January 3, 2012.

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

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable	$7,733	$5,235
Less allowance for doubtful accounts	(200)	(200)

	$7,533	$5,035

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months ended March 31,
	2013	2012
Morgan Stanley Capital Group	62%	64%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2013	December 31, 2012
Amounts due from insurance companies	$2,271	$2,631
Additive detergent	1,646	1,603
Deposits and other assets	1,906	345

	$5,823	$4,579

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2013 and December 31, 2012, we have recognized amounts due from insurance companies of approximately $2.3 million and $2.6 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2013, we received reimbursements from insurance companies of approximately $0.2 million. During the three

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(5) OTHER CURRENT ASSETS (Continued)

months ended March 31, 2013, we decreased our estimate of probable insurance recoveries by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs (see Note 10 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$52,659	$52,652
Terminals, pipelines and equipment	554,608	552,232
Furniture, fixtures and equipment	1,749	1,716
Construction in progress	6,231	4,652

	615,247	611,252
Less accumulated depreciation	(190,878)	(183,551)

	$424,369	$427,701

(7) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2013	December 31, 2012
Brownsville terminals (includes approximately $39 and $55, respectively, of foreign currency translation adjustments)	$8,752	$8,736

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

        At March 31, 2013 and December 31, 2012, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2012 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2012 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2013 and December 31, 2012, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $425 million. BOSTCO is located on the Houston Ship Channel and is scheduled to begin commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership		Carrying value (in thousands)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
BOSTCO	42.5%	42.5%	$135,827	$78,930
Frontera	50%	50%	26,162	26,234

Total investments in unconsolidated affiliates			$161,989	$105,164

        At March 31, 2013 and December 31, 2012, our investment in BOSTCO includes approximately $3.5 million and $2.9 million, respectively, of excess investment related to a one time buy-in fee paid to Kinder Morgan to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2013	2012
BOSTCO	$—	$—
Frontera	40	107

Total earnings from unconsolidated affiliates	$40	$107

        Capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2013	2012
BOSTCO	$56,897	$—
Frontera	66	—

Total capital investments in unconsolidated affiliates	$56,963	$—

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2013	2012
BOSTCO	$—	$—
Frontera	178	370

Total cash distributions received from unconsolidated affiliates	$178	$370

        The financial information of our unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO		Frontera
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current assets	$109,118	$—	$3,876	$4,209
Long-term assets	241,833	234,520	49,807	50,013
Current liabilities	(39,479)	(55,541)	(1,359)	(1,754)
Long-term liabilities	—	—	—	—

Net assets	$311,472	$178,979	$52,324	$52,468

        Statements of comprehensive income:

	BOSTCO Three months ended March 31,		Frontera Three months ended March 31,
	2013	2012	2013	2012
Operating revenue	$—	$—	$2,890	$2,848
Operating expenses	—	—	(2,810)	(2,634)

Net earnings and comprehensive income	$—	$—	$80	$214

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2013	December 31, 2012
Amounts due under long-term terminaling services agreements:
External customers	$638	$652
Morgan Stanley Capital Group	3,331	3,648

	3,969	4,300
Deferred financing costs, net of accumulated amortization of $1,572 and $1,328, respectively	3,016	3,088
Customer relationships, net of accumulated amortization of $1,333 and $1,283, respectively	1,097	1,147
Deposits and other assets	274	271

	$8,356	$8,806

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2013 and December 31, 2012, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $4.0 million and $4.3 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 12 of Notes to consolidated financial statements).

        Customer relationships.    Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight-line basis over twelve years.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2013	December 31, 2012
Customer advances and deposits:
External customers	$442	$1,205
Morgan Stanley Capital Group	3,561	3,470

	4,003	4,675
Accrued property taxes	1,340	658
Accrued environmental obligations	2,664	3,116
Interest payable	163	39
Rebate due to Morgan Stanley Capital Group	1,145	3,402
Accrued expenses and other	2,484	3,716

	$11,799	$15,606

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2013 and December 31, 2012, we have billed and collected from certain of our customers approximately $4.0 million and $4.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At March 31, 2013 and December 31, 2012, we have accrued environmental obligations of approximately $2.7 million and $3.1 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2013, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the three months ended March 31, 2013, we decreased our remediation obligations by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2013 and December 31, 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.1 million and $3.4 million, respectively. During the three months ended March 31, 2013, we paid Morgan Stanley Capital Group approximately $3.4 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2012.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2013	December 31, 2012
Advance payments received under long-term terminaling services agreements	$1,030	$1,067
Deferred revenue—ethanol blending fees and other projects	8,495	9,581

	$9,525	$10,648

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2013 and December 31, 2012, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.0 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2013 and December 31, 2012, we have unamortized deferred revenue of approximately $8.5 million and $9.6 million, respectively, for completed projects. During each of the three months ended March 31, 2013 and 2012, respectively, we recognized revenue on a straight-line basis of approximately $1.1 million for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility, which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $349.1 million at March 31, 2013). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) LONG-TERM DEBT (Continued)

investments". Permitted JV investments include up to $225 million of investments in BOSTCO, the "Specified BOSTCO Investment". In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted joint venture investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        Under the credit facility, our terminaling service agreements with Morgan Stanley Capital Group relating to our Florida terminals, Razorback terminals and our Southeast terminals are deemed to be "Specified Contracts." The credit facility further provides that an event of default will occur if any Specified Contract is amended without lender approval or terminates in whole or in part, "if such ... termination would reasonably be expected to result in a Material Adverse Effect after taking into account any replacement therefor." The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times).

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the covenants under the credit facility as of March 31, 2013.

        For the three months ended March 31, 2013 and 2012, the weighted average interest rate on borrowings under the credit facility was approximately 2.2% and 2.3%, respectively. At March 31, 2013 and December 31, 2012, our outstanding borrowings under the credit facility were $246 million and $184 million, respectively. At March 31, 2013 and December 31, 2012, our outstanding letters of credit were approximately $nil at both dates.

        On April 1, 2013, we filed a universal shelf-registration statement and prospectus on Form S-3 with the Securities and Exchange Commission. TLP Finance Corp., a 100% owned subsidiary of Partners, may act as a co-issuer of any debt securities issued pursuant to that registration statement. Partners and TLP Finance Corp. have no independent assets or operations. Our operations are conducted by subsidiaries of Partners through Partners' 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P. and Partners' other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co-issuer of any debt securities, and subsidiaries that are minor) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of Partners or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Partners or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2012 and March 31, 2013	14,457,066	295,042

        At March 31, 2013 and December 31, 2012, common units outstanding include 14,093 and 17,635 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,105,886 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2013, 1,867,307 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 1,725 and 1,650 common units pursuant to the program during the three months ended March 31, 2013 and 2012, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2012, we purchased 5,891 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap may vary based upon the method used to fund the related withholding taxes.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) LONG-TERM INCENTIVE PLAN (Continued)

        Information about restricted phantom unit activity for the year ended December 31, 2012 and the three months ended March 31, 2013 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at December 31, 2012	1,583,933	24,000
Automatic increase in units available for future grant on January 1, 2013	289,141	—
Grant on March 31, 2013	(6,000)	6,000	$50.74
Vesting on March 31, 2013	—	(5,500)	$50.74
Units withheld for taxes on March 31, 2013	233	—

Units outstanding at March 31, 2013	1,867,307	24,500

        On March 31, 2013 and 2012, TransMontaigne Services Inc. granted 6,000 and 8,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.3 million and $0.3 million, associated with the March 2013 and March 2012 grants, respectively.

        Deferred equity-based compensation of approximately $89,000 and $107,000 is included in direct general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

        On July 18, 2012, Mr. Henry M. Kuchta forfeited the vesting of 4,500 restricted phantom units as a result of his resignation as a member of the board of directors of our general partner.

        Effective August 10, 2009, Charles L. Dunlap was appointed to serve as CEO of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments, on August 10, 2009, TransMontaigne Services Inc. granted Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan that vest ratably over a four-year vesting period. In accordance with the long-term incentive plan, because Mr. Dunlap continues to provide services to our general partner as an employee, the restricted phantom units previously granted to Mr. Dunlap for his services as an independent member of the board of directors of our general partner remain in effect and continue to vest in accordance with the four-year vesting schedule applicable for the grants to our independent directors.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At March 31, 2013, we have contractual commitments of approximately $9.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2013.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At March 31, 2013, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2013 (remainder of the year)	$2,301
2014	3,674
2015	3,788
2016	3,901
2017	2,953
Thereafter	4,464

$21,081

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.0 million in future periods.

        Rental expense under operating leases was approximately $818,000 and $320,000 for the three months ended March 31, 2013 and 2012, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended March 31,
	2013	2012
Net earnings	$11,538	$10,142
Less:
Distributions payable on behalf of incentive distribution rights	(1,154)	(1,012)
Distributions payable on behalf of general partner interest	(189)	(186)
Earnings allocable to general partner interest less than (in excess of) distributions payable to general partner interest	(19)	3

Earnings allocable to general partner interest including incentive distribution rights	(1,362)	(1,195)

Net earnings allocable to limited partners	$10,176	$8,947

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        Earnings allocated to the general partner interest include amounts attributable to the incentive distribution rights. Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The net earnings allocated to the general partner interest in the consolidated statements of comprehensive income reflect the earnings allocation included in the table above.

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64
January 1, 2013 through March 31, 2013	$0.64

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended March 31,
	2013	2012
Basic weighted average units	14,438	14,439
Dilutive effect of restricted phantom units	8	12

Diluted weighted average units	14,446	14,451

        For the three months ended March 31, 2013, we included the dilutive effect of approximately 6,000 and 10,000 restricted phantom units granted March 31, 2013 and August 10, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three months ended March 31, 2012, we included the dilutive effect of approximately 8,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three months ended March 31, 2013, we excluded the dilutive effect of 4,500, 3,000 and 1,000 restricted phantom units granted March 31, 2012, March 31, 2011 and March 31, 2010, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the three months ended March 31, 2012, we excluded the dilutive effect of 6,000 restricted phantom units granted March 31, 2011 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) DISCLOSURES ABOUT FAIR VALUE

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2013 and December 31, 2012.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Gulf Coast Terminals:
Terminaling services fees, net	$11,801	$11,927
Other	2,909	2,669

Revenue	14,710	14,596
Direct operating costs and expenses	(5,414)	(4,625)

Net margins	9,296	9,971

Midwest Terminals and Pipeline System:
Terminaling services fees, net	2,012	916
Pipeline transportation fees	348	452
Other	549	725

Revenue	2,909	2,093
Direct operating costs and expenses	(632)	(365)

Net margins	2,277	1,728

Brownsville Terminals:
Terminaling services fees, net	1,887	1,437
Pipeline transportation fees	1,640	1,075
Other	2,730	2,100

Revenue	6,257	4,612
Direct operating costs and expenses	(3,479)	(2,316)

Net margins	2,778	2,296

River Terminals:
Terminaling services fees, net	3,267	3,339
Other	253	354

Revenue	3,520	3,693
Direct operating costs and expenses	(1,874)	(2,502)

Net margins	1,646	1,191

Southeast Terminals:
Terminaling services fees, net	11,758	11,669
Other	2,444	2,170

Revenue	14,202	13,839
Direct operating costs and expenses	(5,329)	(4,161)

Net margins	8,873	9,678

Total net margins	24,870	24,864
Direct general and administrative expenses	(1,100)	(3,188)
Allocated general and administrative expenses	(2,740)	(2,695)
Allocated insurance expense	(958)	(897)
Reimbursement of bonus awards	(313)	(313)
Depreciation and amortization	(7,339)	(6,930)
Earnings from unconsolidated affiliates	40	107

Operating income	12,460	10,948
Other expenses, net	(922)	(806)

Net earnings	$11,538	$10,142

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$4,038	$466	$5,304	$3,520	$960	$14,288
Morgan Stanley Capital Group	10,210	2,443	—	—	13,230	25,883
Frontera	—	—	953	—	—	953
TransMontaigne Inc.	462	—	—	—	12	474

Total revenue	$14,710	$2,909	$6,257	$3,520	$14,202	$41,598

Capital expenditures	$762	$788	$609	$531	$3,082	$5,772

Identifiable assets	$135,233	$26,604	$52,394	$58,661	$181,734	$454,626

	Cash and cash equivalents					6,433
	Investments in unconsolidated affiliates					161,989
	Deferred financing costs					3,016
	Other					443

	Total assets					$626,507

	Three months ended March 31, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,776	$693	$2,374	$3,679	$786	$11,308
Morgan Stanley Capital Group	10,361	1,400	—	14	13,040	24,815
Frontera	—	—	877	—	—	877
TransMontaigne Inc.	459	—	1,361	—	13	1,833

Total revenue	$14,596	$2,093	$4,612	$3,693	$13,839	$38,833

Capital expenditures	$132	$3,313	$203	$1,133	$278	$5,059

Identifiable assets	$140,574	$19,192	$50,032	$60,000	$186,870	$456,668

	Cash and cash equivalents					5,818
	Investments in unconsolidated affiliates					25,612
	Deferred financing costs					2,931
	Other					391

	Total assets					$491,420

(19) SUBSEQUENT EVENT

        On April 16, 2013, we announced a distribution of $0.64 per unit for the period from January 1, 2013 through March 31, 2013, payable on May 7, 2013 to unitholders of record on April 30, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, filed on March 12, 2013 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2013

        On January 14, 2013, we announced a distribution of $0.64 per unit for the period from October 1, 2012 through December 31, 2012, and paid the distribution on February 7, 2013 to unitholders of record on January 31, 2013.

RECENT DEVELOPMENTS

        On April 16, 2013, we announced a distribution of $0.64 per unit for the period from January 1, 2013 through March 31, 2013, payable on May 7, 2013 to unitholders of record on April 30, 2013.

        Our terminaling services agreement with Morgan Stanley Capital Group relating to our Florida terminals and the Razorback terminals expires on May 31, 2014, unless extended prior to November 30, 2013. Similarly, our terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals expires on December 31, 2014, unless extended prior to December 31, 2013. In the aggregate, these agreements accounted for approximately 60% of our revenue for the year ended December 31, 2012. In February 2013, representatives of Morgan Stanley Capital Group indicated that they intend to extend or enter into new terminaling services agreements covering our Florida and Razorback terminals and the Southeast terminals for periods after the current agreements expire.

        At this time we remain in negotiations with Morgan Stanley to renew these agreements. While we are unsure of the ultimate outcome of these ongoing negotiations, representatives of Morgan Stanley Capital Group indicated that they are likely to agree to renew the terminal capacity covered under the existing Southeast agreement, at the same throughput rates and minimum throughput commitment as the existing agreement for a term of approximately twenty-four months, with an ongoing automatic renewal feature thereafter. With respect to the Florida light-oil terminaling capacity, in our ongoing negotiations, representatives of Morgan Stanley Capital Group indicated that they are likely to agree to renew the Florida light-oil terminaling capacity at the same throughput rates and minimum throughput commitment as the existing agreement for a term of approximately eighteen months, with an ongoing automatic renewal feature. With respect to the Florida tanks presently dedicated to bunker fuels as well as the Razorback terminals, representatives of Morgan Stanley Capital Group indicated that they plan to allow the existing commitments to expire pursuant to their terms on May 31, 2014. For the year ended December 31, 2012, the revenues attributable to the Florida bunker fuels tanks as well as the Razorback terminals were approximately 14% of our total revenue.

        If we are not able to reach acceptable terms with respect to such terminaling services agreements, our revenues would be significantly reduced unless we are able to timely replace the expiring terminaling services agreements or uncommitted terminal capacity with new or expanded terminaling relationships with new customers and/or our other existing customers. We cannot be certain that we will be able to enter into contracts to replace all of the revenues we receive under our current agreements with respect to the Florida bunker tanks or the Razorback terminals on or before the expiration of our current agreements with Morgan Stanley Capital Group. Even if we are successful in entering into new agreements for such storage capacity, the terms of any new terminaling services agreements may be less favorable than the terms of our current agreements with Morgan Stanley Capital Group. See Item 1A. "Risk Factors—Risks Inherent in Our Business" in our Annual Report on Form 10-K, filed on March 12, 2013, for further discussion.

        In addition, we are currently in negotiations with TransMontaigne Inc. to extend the Omnibus Agreement, which expires on December 31, 2014. In such negotiations, representatives of TransMontaigne Inc. indicated that they are likely to agree to extend the Omnibus Agreement following the current expiration date pursuant to the same financial terms and conditions as per the existing Omnibus Agreement, including the calculation of the annual administrative fee and reimbursement of direct expenses.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2013	2012
Terminaling services fees, net	$30,725	$29,288
Pipeline transportation fees	1,988	1,527
Management fees and reimbursed costs	1,805	1,455
Other	7,080	6,563

Revenue	$41,598	$38,833

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

(iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$14,710	$14,596
Midwest terminals and pipeline system	2,909	2,093
Brownsville terminals	6,257	4,612
River terminals	3,520	3,693
Southeast terminals	14,202	13,839

Revenue	$41,598	$38,833

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$11,801	$11,927
Midwest terminals and pipeline system	2,012	916
Brownsville terminals	1,887	1,437
River terminals	3,267	3,339
Southeast terminals	11,758	11,669

Terminaling services fees, net	$30,725	$29,288

        The increase in terminaling services fees, net includes an increase of approximately $1.1 million resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility in the Midwest region.

        Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity. Based on the terms of the new agreement, we expect our firmly committed quarterly revenues to decrease by approximately $1.4 million at our River terminals unless, and until, we are able to re-contract any excess storage capacity not used by the third-party customer under the new terminaling services agreement. At this time we are unable to predict the amount of any additional, or variable, revenue we will earn under the new agreement.

        Included in terminaling services fees, net for the three months ended March 31, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $20.9 million and $20.0 million, respectively, and TransMontaigne Inc. of approximately $0.5 million and $0.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2013	2012
Firm commitments:
External customers	$8,641	$7,805
Affiliates	21,384	20,762

Total	30,025	28,567

Variable:
External customers	756	728
Affiliates	(56)	(7)

Total	700	721

Terminaling services fees, net	$30,725	$29,288

        At March 31, 2013, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2013 were as follows (in thousands):

At March 31, 2013
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$4,678
1 year or more, but less than 3 years remaining	20,048
3 years or more, but less than 5 years remaining	3,184
5 years or more remaining	2,115

Total firm commitments for the three months ended March 31, 2013	$30,025

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	348	452
Brownsville terminals	1,640	1,075
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$1,988	$1,527

        Included in pipeline transportation fees for the three months ended March 31, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $0.3 million and $0.4 million, respectively, and TransMontaigne Inc. of $nil and approximately $1.1 million, respectively.

        Management Fees and Reimbursed Costs.    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$104	$36
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,701	1,419
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,805	$1,455

        Included in management fees and reimbursed costs for the three months ended March 31, 2013 and 2012 are fees charged to Frontera of approximately $1.0 million and $0.9 million, respectively.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2013	2012
Product gains	$4,152	$4,426
Steam heating fees	1,085	1,073
Product transfer services	317	187
Railcar handling	146	125
Other	1,380	752

Other revenue	$7,080	$6,563

        For the three months ended March 31, 2013 and 2012, we sold approximately 42,800 and 43,400 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $124 and $125 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2013 and 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.1 million and $1.0 million, respectively.

        Included in other revenue for the three months ended March 31, 2013 and 2012 are amounts charged to Morgan Stanley Capital Group of approximately $4.7 million and $4.4 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$2,805	$2,633
Midwest terminals and pipeline system	549	725
Brownsville terminals	1,029	681
River terminals	253	354
Southeast terminals	2,444	2,170

Other revenue	$7,080	$6,563

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2013	2012
Wages and employee benefits	$6,449	$5,786
Utilities and communication charges	1,920	1,993
Repairs and maintenance	4,319	3,263
Office, rentals and property taxes	2,340	1,654
Vehicles and fuel costs	342	337
Environmental compliance costs	642	564
Other	716	372

Direct operating costs and expenses	$16,728	$13,969

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2013	2012
Gulf Coast terminals	$5,414	$4,625
Midwest terminals and pipeline system	632	365
Brownsville terminals	3,479	2,316
River terminals	1,874	2,502
Southeast terminals	5,329	4,161

Direct operating costs and expenses	$16,728	$13,969

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $1.1 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in direct general and administrative expenses includes a decrease of approximately $1.8 million in audit and legal costs related to having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, as contained in our 2011 annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2011, and to having the quarterly financial information that is contained in the 2011 annual report re-reviewed, by Deloitte & Touche LLP, our new independent registered public accounting firm. As previously disclosed in Securities and Exchange Commission filings, these re-audits and re-reviews were the result of the determination that our prior auditor, KPMG LLP, was not "independent" of Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million for each of the three months ended March 31, 2013 and 2012, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $1.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.3 million for each of the three months ended March 31, 2013 and 2012, respectively.

        For the three months ended March 31, 2013 and 2012, depreciation and amortization expense was approximately $7.3 million and $6.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and approved future expansion, development and acquisition opportunities. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments and the potential impact of such decision is set forth under the captions "Item 1.A. Risk Factors" and "Regulatory Matters" in Item 7 of our Annual Report on Form 10-K, filed on March 12, 2013 and Note 2 of Notes to consolidated financial statements.

        We expect to initially fund our approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our credit facility (see Note 12 of Notes to consolidated financial statements). After initially funding expenditures for approved capital projects and approved future expansion, development and acquisition opportunities, if any, with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

        Our capital expenditures for the three months ended March 31, 2013 were approximately $5.8 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the three months ended March 31, 2013 of approximately $57.0 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend through the first quarter of 2014. At March 31, 2013, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $50 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or credit facility. The credit facility originally provided for a maximum borrowing line of credit equal to the lesser of (i) $250 million and (ii) 4.75 times Consolidated EBITDA. On December 20, 2012, in connection with our purchase of a 42.5% interest in BOSTCO, we amended the credit facility to increase our maximum borrowing line of credit to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $349.1 million at March 31, 2013). The amendment also provided us with the ability to make up to $225 million of investments in BOSTCO, referred to as the "Specified BOSTCO Investment", without regard to certain financial tests (including the "total leverage ratio," the "senior secured leverage ratio," the "interest coverage ratio" and the minimum liquidity requirements to have at least $50 million in unused borrowing capacity before and after giving effect to each such joint venture investment) that must otherwise be satisfied in order for us to make "permitted joint venture investments". In addition to the Specified BOSTCO Investment, under the terms of the amendment, we may also make an additional $75 million of other permitted joint venture investments (including additional investments in BOSTCO). Prior to the December 20, 2012 amendment, the credit facility permitted us to make up to only $125 million of joint venture investments in the aggregate, subject to satisfying the financial and other conditions set forth in the credit facility.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2013, our outstanding borrowings under the credit facility were $246 million.

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

        Under the credit facility, our terminaling service agreements with Morgan Stanley Capital Group relating to our Florida terminals, Razorback terminals and our Southeast terminals are deemed to be "Specified Contracts." The credit facility further provides that an event of default will occur if any Specified Contract is amended without lender approval or terminates in whole or in part, "if such ... termination would reasonably be expected to result in a Material Adverse Effect after taking into account any replacement therefor." Further discussion of our current negotiations to amend or extend the Specified Contracts is set forth under the captions "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments". We intend to consult with, and seek the approval of our lenders, as necessary, prior to amending or extending such Specified Contracts. However, in the event that these terminaling services agreements with Morgan Stanley Capital Group either expire, and, at that time, we have not secured sufficient replacement customer agreements to replace the majority of the revenues provided for under the expired agreements, or we renew such agreements on terms materially less favorable than the terms of our current agreements, and we have not obtained any necessary approvals from our lenders, an event of default could occur under our bank credit facility.

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

	Three months ended
					Twelve months ended March 31, 2013
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$19,662	$18,102	$15,654	$20,067	$73,485
Consolidated funded indebtedness					$246,000
Total leverage ratio					3.35x
Consolidated EBITDA for the interest coverage ratio	$19,662	$18,102	$15,654	$20,067	$73,485
Consolidated interest expense, as stipulated in the credit facility	$648	$692	$834	$719	$2,893
Interest coverage ratio					25.40x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$19,662	$18,102	$15,654	$20,067	$73,485
Consolidated interest expense	(648)	(692)	(834)	(719)	(2,893)
Amortization of deferred revenue	(1,134)	(1,173)	(1,173)	(1,106)	(4,586)
Amounts due under long-term terminaling services agreements, net	140	179	105	294	718
Changes in operating assets and liabilities	(1,584)	6,264	1,905	(7,293)	(708)

Cash flows provided by operating activities	$16,436	$22,680	$15,657	$11,243	$66,016

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 12, 2013, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2013, we had outstanding borrowings of $246 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2013 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.5 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the three months ended March 31, 2013 and 2012, we sold approximately 42,800 and 43,400 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $124 and $125 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K, filed on March 12, 2013, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

  •
  the age and condition of many of our pipelines and storage assets may result in increased maintenance and remediation expenditures;

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

  •
  unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and

  •
  the sale or exchange of 50% or more of our capital and profits interests within a 12-month period would result in a constructive termination of our partnership for income tax purposes.

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2013 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	575	$38.71	575	1,150
February	575	$41.54	575	575
March	575	$45.79	575	16,008

	1,725	$42.01	1,725

        During the three months ended March 31, 2013, we purchased 1,725 common units, with approximately $72,000 of aggregate market value, in the open market pursuant to a purchase program announced on May 7, 2007. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Effective March 31, 2013, we amended the purchase program to continue for a two year period with the expectation of purchasing 667 units on a monthly basis. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 16,008 common units, in the aggregate, through the purchase program's scheduled termination date of April 1, 2015.

ITEM 6.    EXHIBITS

        Exhibits:

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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

Date: May 7, 2013	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number		Description of exhibits
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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