Form 10-Q
period 2013-06-30
TransMontaigne Partners L.P.
filed 2013-08-06
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

        As of July 31, 2013, there were 16,124,566 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2013 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2012, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 12, 2013 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries during the three and six months ended June 30, 2013:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TMOC Corp.

  •
  TLP Finance Corp.

  •
  TPME L.L.C.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of June 30, 2013. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,176	$6,745
Trade accounts receivable, net	6,048	5,035
Due from affiliates	2,650	3,035
Other current assets	4,839	4,579

Total current assets	19,713	19,394
Property, plant and equipment, net	420,172	427,701
Goodwill	8,736	8,736
Investments in unconsolidated affiliates	175,607	105,164
Other assets, net	7,953	8,806

	$632,181	$569,801

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$4,747	$10,810
Due to affiliates	387	—
Accrued liabilities	17,265	15,606

Total current liabilities	22,399	26,416
Other liabilities	8,444	10,648
Long-term debt	254,000	184,000

Total liabilities	284,843	221,064

Partners' equity:
Common unitholders (14,457,066 units issued and outstanding at June 30, 2013 and December 31, 2012)	291,137	292,648
General partner interest (2% interest with 295,042 equivalent units outstanding at June 30, 2013 and December 31, 2012)	56,674	56,564
Accumulated other comprehensive loss	(473)	(475)

Total partners' equity	347,338	348,737

	$632,181	$569,801

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
External customers	$12,283	$11,502	$26,571	$22,810
Affiliates	26,415	26,940	53,725	54,465

Total revenue	38,698	38,442	80,296	77,275

Operating costs and expenses and other:
Direct operating costs and expenses	(17,294)	(16,184)	(34,022)	(30,153)
Direct general and administrative expenses, net	(651)	785	(1,751)	(2,403)
Allocated general and administrative expenses	(2,741)	(2,695)	(5,481)	(5,390)
Allocated insurance expense	(935)	(898)	(1,893)	(1,795)
Reimbursement of bonus awards	(312)	(312)	(625)	(625)
Depreciation and amortization	(7,460)	(6,940)	(14,799)	(13,870)
Earnings (loss) from unconsolidated affiliates	(4)	328	36	435

Total operating costs and expenses and other	(29,397)	(25,916)	(58,535)	(53,801)

Operating income	9,301	12,526	21,761	23,474
Other income (expenses):
Interest expense	(784)	(648)	(1,503)	(1,329)
Foreign currency transaction gain (loss)	(49)	(37)	(8)	26
Amortization of deferred financing costs	(244)	(187)	(488)	(375)

Total other expenses, net	(1,077)	(872)	(1,999)	(1,678)

Net earnings	8,224	11,654	19,762	21,796
Other comprehensive income (loss)—foreign currency translation adjustments	(172)	(145)	2	93

Comprehensive income	$8,052	$11,509	$19,764	$21,889

Net earnings	$8,224	$11,654	$19,762	$21,796
Less—earnings allocable to general partner interest including incentive distribution rights	(1,435)	(1,365)	(2,797)	(2,560)

Net earnings allocable to limited partners	$6,789	$10,289	$16,965	$19,236

Net earnings per limited partner unit—basic	$0.47	$0.71	$1.17	$1.33

Net earnings per limited partner unit—diluted	$0.47	$0.71	$1.17	$1.33

Weighted average limited partner units outstanding—basic	14,442	14,444	14,440	14,441

Weighted average limited partner units outstanding—diluted	14,451	14,457	14,449	14,455

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2012 and six months ended June 30, 2013

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2011	$296,052	$56,490	$(666)	$351,876
Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income	—	—	191	191

Balance December 31, 2012	292,648	56,564	(475)	348,737
Distributions to unitholders	(18,514)	(2,687)	—	(21,201)
Deferred equity-based compensation related to restricted phantom units	204	—	—	204
Purchase of 3,726 common units by our long-term incentive plan	(166)	—	—	(166)
Issuance of 5,267 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for six months ended June 30, 2013	16,965	2,797	—	19,762
Other comprehensive income	—	—	2	2

Balance June 30, 2013	$291,137	$56,674	$(473)	$347,338

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net earnings	$8,224	$11,654	$19,762	$21,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,460	6,940	14,799	13,870
Earnings (loss) from unconsolidated affiliates	4	(328)	(36)	(435)
Distributions from unconsolidated affiliates	371	461	549	831
Deferred equity-based compensation	115	100	204	207
Amortization of deferred financing costs	244	187	488	375
Amortization of deferred revenue	(1,079)	(1,134)	(2,185)	(2,278)
Amounts due under long-term terminaling services agreements, net	349	140	643	268
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,464	(1,050)	(1,012)	(994)
Due from affiliates	602	(482)	385	665
Other current assets	962	(1,959)	(269)	(1,791)
Trade accounts payable	(2,446)	450	(2,852)	(2,668)
Due to affiliates	(511)	(31)	347	(23)
Accrued liabilities	5,480	1,488	1,659	(3,849)

Net cash provided by operating activities	21,239	16,436	32,482	25,974

Cash flows from investing activities:
Proceeds from sale of assets	—	—	—	18,000
Investments in unconsolidated affiliates	(13,993)	—	(70,956)	—
Capital expenditures—expansion of facilities	(2,131)	(3,708)	(5,291)	(7,866)
Capital expenditures—maintain existing facilities	(2,473)	(1,735)	(5,085)	(2,636)

Net cash provided by (used in) investing activities	(18,597)	(5,443)	(81,332)	7,498

Cash flows from financing activities:
Borrowings of debt under credit facility	28,000	13,000	119,500	34,500
Repayments of debt under credit facility	(20,000)	(13,000)	(49,500)	(48,000)
Deferred issuance costs	(226)	—	(398)	—
Distributions paid to unitholders	(10,602)	(10,323)	(21,201)	(20,642)
Purchase of common units by our long-term incentive plan	(94)	(58)	(166)	(115)

Net cash provided by (used in) financing activities	(2,922)	(10,381)	48,235	(34,257)

Increase (decrease) in cash and cash equivalents	(280)	612	(615)	(785)
Foreign currency translation effect on cash	23	(65)	46	12
Cash and cash equivalents at beginning of period	6,433	5,818	6,745	7,138

Cash and cash equivalents at end of period	$6,176	$6,365	$6,176	$6,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$756	$670	$1,354	$1,367

Property, plant and equipment acquired with accounts payable	$246	$836	$246	$836

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations primarily in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products.

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, owns all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley is the indirect owner of our general partner. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. At June 30, 2013, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 22% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and 2012 and our cash flows for the three and six months ended June 30, 2013 and 2012.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.7 million and $2.7 million for the three months

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended June 30, 2013 and 2012, respectively. The allocated general and administrative expenses were approximately $5.5 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. The allocated insurance charges were approximately $1.9 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million for each of the three months ended June 30, 2013 and 2012. The reimbursement of bonus awards was approximately $0.6 million for each of the six months ended June 30, 2013 and 2012.

(c)   Accounting for terminal and pipeline operations

        In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and revenue from the sale of product gains is recognized when the title to the product is transferred.

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2013 and 2012, we recognized revenue of approximately $3.6 million and $4.0 million, respectively, for net product gained. Within these amounts, approximately $3.1 million and $3.2 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2013 and 2012, we recognized revenue of approximately $7.7 million and $8.5 million, respectively, for net product gained. Within these amounts, approximately $6.9 million and $7.0 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(g)   Environmental obligations

        We accrue for environmental costs that relate to existing conditions caused by past operations when probable and reasonably estimable (see Note 10 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note 5 of Notes to consolidated financial statements). We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements). TransMontaigne Inc. has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation (see Note 2 of Notes to consolidated financial statements).

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

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will continue in effect until the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties (see Note 19 of Notes to consolidated financial statements).

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

        The TransMontaigne Inc. rights of first refusal described above terminate with respect to any petroleum product tankage capacity that on July 16, 2013 was subject to a terminaling services agreement that TransMontaigne Inc. or Morgan Stanley Capital Group elects to cancel or terminate (see Note 19 of Notes to consolidated financial statements).

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

        Terminaling services agreement—Florida and Midwest terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida, Mount Vernon, Missouri and Rogers, Arkansas terminals. We refer to our Mount Vernon, Missouri and Rogers, Arkansas terminals as the Razorback terminals. The initial term of the agreement expires on January 31, 2015. The terminaling services agreement will continue in effect after January 31, 2015 unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement. Effective at any time after January 31, 2015 and on providing at least 18 months' prior notice, Morgan Stanley Capital Group may also terminate the agreement with respect to one or more individual terminals. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 18 months' prior notice to Morgan Stanley Capital Group.

        Effective May 31, 2014, the Razorback terminals and the Florida tanks presently dedicated to bunker fuels will no longer be subject to the terminaling services agreement, and we will no longer receive the revenue related to those tanks under the terminaling services agreement (see Note 19 of Notes to consolidated financial statements).

        Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $37.3 million for the contract year ending May 31, 2013 and approximately $37.6 million for the contract year ending May 31, 2014. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Terminaling services agreement—Cushing terminal.    In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days' prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or "Frontera", in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended June 30, 2013 and 2012, we recognized approximately $0.9 million and $0.7 million, respectively, of revenue related to this operations and reimbursement agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $1.9 million and $1.6 million, respectively, of revenue related to this operations and reimbursement agreement.

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement commenced on January 1, 2008 and expires on July 31, 2015, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months' prior notice to Morgan Stanley Capital Group (see Note 19 of Notes to consolidated financial statements).

        Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.1 million for the contract year ending December 31, 2013; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals and to undertake certain capital projects to provide ethanol blending functionality at certain of our Southeast terminals with completion dates that extended through August 31, 2011. Upon the completion of each of the projects, Morgan Stanley Capital Group paid us a lump-sum ethanol blending fee that in total equaled approximately $22.5 million.

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

        Terminaling services agreement—Collins/Purvis terminal.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

capacity and other improvements at the Collins terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.

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

        Barge dock services agreement—Baton Rouge dock.    Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days' prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for the first three years ending May 12, 2016 and approximately $0.9 million for the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.

        If a force majeure event occurs that renders us unable to perform our obligations, Morgan Stanley Capital Group's obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, Morgan Stanley Capital Group may terminate its obligations under this agreement.

(3) TERMINAL ACQUISITIONS

        Investment in BOSTCO project.    On December 20, 2012, we acquired a 42.5% interest in BOSTCO, for approximately $79 million, from Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new black oil terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $431 million. The BOSTCO facility is scheduled to begin commercial operation in the fourth quarter of 2013. Completion of the full 6.1 million barrels of storage capacity and related infrastructure is scheduled for early 2014.

        On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $54 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000-barrel, ultra low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 30,000 barrels per hour. Work on the approximately 900,000-barrel expansion started in the second quarter of 2013,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS (Continued)

with commercial operations expected to begin in the fourth quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $485 million. Assuming we maintain our 42.5% interest in BOSTCO, we expect our total payments for the initial and the expansion projects to be approximately $209 million, which we plan to fund utilizing additional borrowings under our credit facility.

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

        On December 29, 2011, as a result of Morgan Stanley's October 2011 determination that we cannot continue to pursue any "significant" acquisition or investment, we sold our remaining 50% interest in BOSTCO to Kinder Morgan for $18 million plus a transferrable option to buy up to 50% of Kinder Morgan's interest in the project at any time prior to January 20, 2013. The $18 million was received by us January 3, 2012.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable	$6,248	$5,235
Less allowance for doubtful accounts	(200)	(200)

	$6,048	$5,035

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Morgan Stanley Capital Group	65%	65%	63%	64%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	June 30, 2013	December 31, 2012
Amounts due from insurance companies	$2,225	$2,631
Additive detergent	1,942	1,603
Deposits and other assets	672	345

	$4,839	$4,579

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2013 and December 31, 2012, we have recognized amounts due from insurance companies of approximately $2.2 million and $2.6 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and six months ended June 30, 2013, we received reimbursements from insurance companies of approximately $0.2 million and $0.4 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$52,659	$52,652
Terminals, pipelines and equipment	560,446	552,232
Furniture, fixtures and equipment	1,761	1,716
Construction in progress	3,554	4,652

	618,420	611,252
Less accumulated depreciation	(198,248)	(183,551)

	$420,172	$427,701

(7) GOODWILL

        Goodwill is as follows (in thousands):

	June 30, 2013	December 31, 2012
Brownsville terminals	$8,736	$8,736

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

        At June 30, 2013 and December 31, 2012, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2012 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2012 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At June 30, 2013 and December 31, 2012, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $485 million. BOSTCO is located on the Houston Ship Channel and is scheduled to begin commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership		Carrying value (in thousands)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
BOSTCO	42.5%	42.5%	$149,734	$78,930
Frontera	50%	50%	25,873	26,234

Total investments in unconsolidated affiliates			$175,607	$105,164

        At June 30, 2013 and December 31, 2012, our investment in BOSTCO includes approximately $4.4 million and $2.9 million, respectively, of excess investment related to a one time buy-in fee paid to Kinder Morgan to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
BOSTCO	$—	$—	$—	$—
Frontera	(4)	328	36	435

Total earnings (loss) from unconsolidated affiliates	$(4)	$328	$36	$435

        Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
BOSTCO	$13,907	$—	$70,804	$—
Frontera	86	—	152	—

Total additional capital investments in unconsolidated affiliates	$13,993	$—	$70,956	$—

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
BOSTCO	$—	$—	$—	$—
Frontera	371	461	549	831

Total cash distributions from unconsolidated affiliates	$371	$461	$549	$831

        The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO		Frontera
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Current assets	$60,686	$—	$3,995	$4,209
Long-term assets	327,873	234,520	49,197	50,013
Current liabilities	(46,536)	(55,541)	(1,446)	(1,754)
Long-term liabilities	—	—	—	—

Net assets	$342,023	$178,979	$51,746	$52,468

        Statements of comprehensive income (loss):

	BOSTCO Three months ended June 30,		Frontera Three months ended June 30,
	2013	2012	2013	2012
Operating revenue	$—	$—	$2,825	$2,923
Operating expenses	—	—	(2,833)	(2,267)

Net earnings (loss) and comprehensive income (loss)	$—	$—	$(8)	$656

	BOSTCO Six months ended June 30,		Frontera Six months ended June 30,
	2013	2012	2013	2012
Operating revenue	$—	$—	$5,715	$5,771
Operating expenses	—	—	(5,643)	(4,901)

Net earnings and comprehensive income	$—	$—	$72	$870

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	June 30, 2013	December 31, 2012
Amounts due under long-term terminaling services agreements:
External customers	$651	$652
Morgan Stanley Capital Group	2,987	3,648

	3,638	4,300
Deferred financing costs, net of accumulated amortization of $1,816 and $1,328, respectively	2,600	3,088
Customer relationships, net of accumulated amortization of $1,384 and $1,283, respectively	1,046	1,147
Deposits and other assets	669	271

	$7,953	$8,806

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At June 30, 2013 and December 31, 2012, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $3.6 million and $4.3 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	June 30, 2013	December 31, 2012
Customer advances and deposits:
External customers	$358	$1,205
Morgan Stanley Capital Group	6,970	3,470

	7,328	4,675
Accrued property taxes	2,421	658
Accrued environmental obligations	2,379	3,116
Interest payable	196	39
Rebate due to Morgan Stanley Capital Group	2,137	3,402
Accrued expenses and other	2,804	3,716

	$17,265	$15,606

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2013 and December 31, 2012, we have billed and collected from certain of our customers approximately $7.3 million and $4.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At June 30, 2013 and December 31, 2012, we have accrued environmental obligations of approximately $2.4 million and $3.1 million, respectively, representing our best estimate of our remediation obligations. During the three and six months ended June 30, 2013, we made payments of approximately $0.4 million and $0.7 million, respectively, towards our environmental remediation obligations.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2013 and December 31, 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.1 million and $3.4 million, respectively. During the three months ended March 31, 2013, we paid Morgan Stanley Capital Group approximately $3.4 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2012.

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	June 30, 2013	December 31, 2012
Advance payments received under long-term terminaling services agreements	$1,048	$1,067
Deferred revenue—ethanol blending fees and other projects	7,396	9,581

	$8,444	$10,648

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) OTHER LIABILITIES (Continued)

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2013 and December 31, 2012, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $1.0 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2013 and December 31, 2012, we have unamortized deferred revenue of approximately $7.4 million and $9.6 million, respectively, for completed projects. During the three months ended June 30, 2013 and 2012, we recognized revenue on a straight-line basis of approximately $1.1 million and $1.1 million, respectively, for completed projects. During the six months ended June 30, 2013 and 2012, we recognized revenue on a straight-line basis of approximately $2.2 million and $2.3 million, respectively, for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $337.4 million at June 30, 2013). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

        The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO, the "Specified BOSTCO Investment". In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

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

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the covenants under the credit facility as of June 30, 2013.

        For the three months ended June 30, 2013 and 2012, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.6% and 2.2%, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.4% and 2.3%, respectively. At June 30, 2013 and December 31, 2012, our outstanding borrowings under the credit facility were $254 million and $184 million, respectively. At June 30, 2013 and December 31, 2012, our outstanding letters of credit were approximately $nil at both dates.

        We have an effective universal shelf-registration statement and prospectus on Form S-3 with the Securities and Exchange Commission that expires in June 2016. TLP Finance Corp., a 100% owned subsidiary of Partners, may act as a co-issuer of any debt securities issued pursuant to that registration statement. Partners and TLP Finance Corp. have no independent assets or operations. Our operations are conducted by subsidiaries of Partners through Partners' 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P. and Partners' other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co-issuer of any debt securities, and subsidiaries that are minor) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of Partners or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Partners or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2012 and June 30, 2013	14,457,066	295,042

        At June 30, 2013 and December 31, 2012, common units outstanding include 16,094 and 17,635 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,105,886 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2013, 1,867,307 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 3,726 and 3,375 common units pursuant to the program during the six months ended June 30, 2013 and 2012, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2012, we purchased 5,891 common units from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan. The amount of the units purchased for delivery to Mr. Dunlap may vary based upon the method used to fund the related withholding taxes.

        Information about restricted phantom unit activity for the year ended December 31, 2012 and the six months ended June 30, 2013 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at December 31, 2012	1,583,933	24,000
Automatic increase in units available for future grant on January 1, 2013	289,141	—
Grant on March 31, 2013	(6,000)	6,000	$50.74
Vesting on March 31, 2013	—	(5,500)	$50.74
Units withheld for taxes on March 31, 2013	233	—

Units outstanding at June 30, 2013	1,867,307	24,500

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

        Deferred equity-based compensation of approximately $115,000 and $100,000 is included in direct general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively. Deferred equity-based compensation of approximately $204,000 and $207,000 is included in direct general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively.

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

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At June 30, 2013, we have contractual commitments of approximately $10.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2013.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At June 30, 2013, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2013 (remainder of the year)	$1,493
2014	3,713
2015	3,840
2016	3,952
2017	2,983
Thereafter	4,479

$20,460

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.8 million in future periods.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense under operating leases was approximately $0.9 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. Rental expense under operating leases was approximately $1.7 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings	$8,224	$11,654	$19,762	$21,796
Less:
Distributions payable on behalf of incentive distribution rights	(1,296)	(1,154)	(2,450)	(2,166)
Distributions payable on behalf of general partner interest	(192)	(189)	(381)	(375)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	53	(22)	34	(19)

Earnings allocable to general partner interest including incentive distribution rights	(1,435)	(1,365)	(2,797)	(2,560)

Net earnings allocable to limited partners	$6,789	$10,289	$16,965	$19,236

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64
January 1, 2013 through March 31, 2013	$0.64
April 1, 2013 through June 30, 2013	$0.65

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(16) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic weighted average units	14,442	14,444	14,440	14,441
Dilutive effect of restricted phantom units	9	13	9	14

Diluted weighted average units	14,451	14,457	14,449	14,455

        For the three and six months ended June 30, 2013, we included the dilutive effect of approximately 10,000 restricted phantom units granted August 10, 2009 in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three months ended June 30, 2012, we included the dilutive effect of approximately 8,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the six months ended June 30, 2012, we included the dilutive effect of approximately 8,000, 6,000, 3,000, 20,000 and 1,500 restricted phantom units granted March 31, 2012, March 31, 2011, March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and six months ended June 30, 2013, we excluded the dilutive effect of approximately 6,000, 4,500, 3,000 and 1,000 restricted phantom units granted March 31, 2013, March 31, 2012, March 31, 2011 and March 31, 2010, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the three months ended June 30, 2012, we excluded the dilutive effect of approximately 6,000 restricted phantom units granted March 31, 2011 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

(17) DISCLOSURES ABOUT FAIR VALUE

        Generally accepted accounting principles defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Generally accepted accounting principles also establishes a fair value hierarchy that prioritizes the use of higher-level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(17) DISCLOSURES ABOUT FAIR VALUE (Continued)

observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2013 and December 31, 2012.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gulf Coast Terminals:
Terminaling services fees, net	$11,702	$11,985	$23,503	$23,912
Other	1,920	2,851	4,829	5,520

Revenue	13,622	14,836	28,332	29,432
Direct operating costs and expenses	(5,048)	(5,420)	(10,462)	(10,045)

Net margins	8,574	9,416	17,870	19,387

Midwest Terminals and Pipeline System:
Terminaling services fees, net	1,923	894	3,935	1,810
Pipeline transportation fees	369	536	717	988
Other	631	999	1,180	1,724

Revenue	2,923	2,429	5,832	4,522
Direct operating costs and expenses	(832)	(412)	(1,464)	(777)

Net margins	2,091	2,017	4,368	3,745

Brownsville Terminals:
Terminaling services fees, net	1,872	1,468	3,759	2,905
Pipeline transportation fees	1,821	663	3,461	1,738
Other	2,123	1,923	4,853	4,023

Revenue	5,816	4,054	12,073	8,666
Direct operating costs and expenses	(3,930)	(2,458)	(7,409)	(4,774)

Net margins	1,886	1,596	4,664	3,892

River Terminals:
Terminaling services fees, net	2,149	3,282	5,416	6,621
Other	234	224	487	578

Revenue	2,383	3,506	5,903	7,199
Direct operating costs and expenses	(1,936)	(2,149)	(3,810)	(4,651)

Net margins	447	1,357	2,093	2,548

Southeast Terminals:
Terminaling services fees, net	11,678	11,693	23,436	23,362
Other	2,276	1,924	4,720	4,094

Revenue	13,954	13,617	28,156	27,456
Direct operating costs and expenses	(5,548)	(5,745)	(10,877)	(9,906)

Net margins	8,406	7,872	17,279	17,550

Total net margins	21,404	22,258	46,274	47,122
Direct general and administrative expenses, net	(651)	785	(1,751)	(2,403)
Allocated general and administrative expenses	(2,741)	(2,695)	(5,481)	(5,390)
Allocated insurance expense	(935)	(898)	(1,893)	(1,795)
Reimbursement of bonus awards	(312)	(312)	(625)	(625)
Depreciation and amortization	(7,460)	(6,940)	(14,799)	(13,870)
Earnings (loss) from unconsolidated affiliates	(4)	328	36	435

Operating income	9,301	12,526	21,761	23,474
Other expenses, net	(1,077)	(872)	(1,999)	(1,678)

Net earnings	$8,224	$11,654	$19,762	$21,796

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended June 30, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,779	$468	$4,916	$2,180	$940	$12,283
Morgan Stanley Capital Group	9,393	2,455	—	179	12,966	24,993
Frontera	—	—	900	—	—	900
TransMontaigne Inc.	450	—	—	24	48	522

Total revenue	$13,622	$2,923	$5,816	$2,383	$13,954	$38,698

Capital expenditures	$693	$608	$289	$421	$2,593	$4,604

Identifiable assets as of June 30, 2013	$132,176	$26,190	$50,056	$58,413	$180,198	$447,033

Cash and cash equivalents						6,176
Investments in unconsolidated affiliates						175,607
Deferred financing costs						2,600
Other						765

Total assets						$632,181

	Three months ended June 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,985	$783	$2,399	$3,506	$829	$11,502
Morgan Stanley Capital Group	10,375	1,646	—	—	12,775	24,796
Frontera	—	—	677	—	—	677
TransMontaigne Inc.	476	—	978	—	13	1,467

Total revenue	$14,836	$2,429	$4,054	$3,506	$13,617	$38,442

Capital expenditures	$439	$3,230	$399	$754	$621	$5,443

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

	Six months ended June 30, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$7,817	$934	$10,220	$5,700	$1,900	$26,571
Morgan Stanley Capital Group	19,603	4,898	—	179	26,196	50,876
Frontera	—	—	1,853	—	—	1,853
TransMontaigne Inc.	912	—	—	24	60	996

Total revenue	$28,332	$5,832	$12,073	$5,903	$28,156	$80,296

Capital expenditures	$1,455	$1,396	$898	$952	$5,675	$10,376

Identifiable assets as of June 30, 2013	$132,176	$26,190	$50,056	$58,413	$180,198	$447,033

	Six months ended June 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$7,761	$1,476	$4,773	$7,185	$1,615	$22,810
Morgan Stanley Capital Group	20,736	3,046	—	14	25,815	49,611
Frontera	—	—	1,554	—	—	1,554
TransMontaigne Inc.	935	—	2,339	—	26	3,300

Total revenue	$29,432	$4,522	$8,666	$7,199	$27,456	$77,275

Capital expenditures	$571	$6,543	$602	$1,887	$899	$10,502

(19) SUBSEQUENT EVENTS

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $69.0 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our credit facility.

        On July 16, 2013, we entered into amendments to our terminaling services agreements with Morgan Stanley Capital Group covering our Southeast terminals and Florida and Midwest terminals. The termination date of the terminaling services agreement covering our Southeast terminals was extended from December 31, 2014 to July 31, 2015, after which the Southeast terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(19) SUBSEQUENT EVENTS (Continued)

24 months' prior notice of its intent to terminate the agreement. The Southeast terminaling services agreement was renewed at the same throughput rates and minimum throughput commitment as the existing agreement.

        The terminaling services agreement covering our Florida and Midwest terminals was amended to extend the original termination date from May 31, 2014 to January 31, 2015, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals, subject to certain early termination rights granted to us. The portion of our existing agreement relating to the Florida tanks presently dedicated to bunker fuels and our Mount Vernon, Missouri and Rogers, Arkansas terminals will not be renewed and will terminate on May 31, 2014. For the year ended December 31, 2012, the revenues attributable to the Florida bunker fuels tanks as well as the Mount Vernon, Missouri and Rogers, Arkansas terminals were approximately 14% of our total revenue. The Florida light-oil terminaling capacity was renewed at the same throughput rates and minimum throughput commitment as our existing agreement. In addition, Morgan Stanley Capital Group and TransMontaigne Inc. agreed to surrender their rights of first refusal under the Florida and Midwest terminaling services agreement with respect to any storage capacity under the agreement that terminates or is not renewed following the effective date of the amendment.

        On July 16, 2013, we entered into an amendment to our omnibus agreement with TransMontaigne Inc., our general partner and our subsidiaries, TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. The amendment extended the termination date of the omnibus agreement from December 31, 2014 to the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. The amendment did not change the fee structure and reimbursement provisions payable by us under the omnibus agreement. Under the amendment, TransMontaigne Inc. agreed to waive its existing right of first refusal on Partners' assets and terminaling capacity such that in the event TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the right of first refusal with respect to the applicable storage capacity thereunder terminates.

        On July 15, 2013, we announced a distribution of $0.65 per unit for the period from April 1, 2013 through June 30, 2013, payable on August 8, 2013 to unitholders of record on July 31, 2013.

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

DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2013

        On June 5, 2013, we announced a 900,000-barrel expansion of BOSTCO estimated to cost approximately $54 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000-barrel, ultra low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 30,000 barrels per hour. Work on the 900,000-barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated construction cost of approximately $485 million. Assuming we maintain our 42.5% interest in BOSTCO, we expect our total payments for the project to be approximately $209 million.

        On April 16, 2013, we announced a distribution of $0.64 per unit for the period from January 1, 2013 through March 31, 2013, payable on May 7, 2013 to unitholders of record on April 30, 2013.

RECENT DEVELOPMENTS

        See Note 19 of Notes to consolidated financial statements (unaudited).

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2013 AND 2012

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

 ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2013	2012
Terminaling services fees, net	$29,324	$29,322
Pipeline transportation fees	2,190	1,199
Management fees and reimbursed costs	1,421	1,288
Other	5,763	6,633

Revenue	$38,698	$38,442

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$13,622	$14,836
Midwest terminals and pipeline system	2,923	2,429
Brownsville terminals	5,816	4,054
River terminals	2,383	3,506
Southeast terminals	13,954	13,617

Revenue	$38,698	$38,442

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$11,702	$11,985
Midwest terminals and pipeline system	1,923	894
Brownsville terminals	1,872	1,468
River terminals	2,149	3,282
Southeast terminals	11,678	11,693

Terminaling services fees, net	$29,324	$29,322

        Terminaling services fees, net includes an increase of approximately $1.1 million at our Midwest terminals resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility. This increase has been offset by a decrease in terminaling service fees, net of approximately $1.3 million at our River terminals resulting from a new terminaling services agreement with a third-party customer. Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity. Currently, we have not been able to re-contract any excess storage capacity not used by the third-party customer under the new terminaling services agreement.

        Included in terminaling services fees, net for the three months ended June 30, 2013 and 2012 are amounts recognized from agreements with Morgan Stanley Capital Group of approximately $20.7 million and $19.9 million, respectively, and TransMontaigne Inc. of approximately $0.5 million and $0.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2013	2012
Firm commitments:
External customers	$7,334	$7,999
Affiliates	21,224	20,681

Total	28,558	28,680

Variable:
External customers	745	695
Affiliates	21	(53)

Total	766	642

Terminaling services fees, net	$29,324	$29,322

        At June 30, 2013, after giving effect to the amendments described under Note 19 of Notes to consolidated financial statements (unaudited), the remaining minimum terms on the terminaling services agreements that generated "firm commitments" for the three months ended June 30, 2013 were as follows (in thousands):

At June 30, 2013
Remaining minimum terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$6,349
1 year or more, but less than 3 years remaining	18,498
3 years or more, but less than 5 years remaining	1,434
5 years or more remaining	2,277

Total firm commitments for the three months ended June 30, 2013	$28,558

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	369	536
Brownsville terminals	1,821	663
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,190	$1,199

        Included in pipeline transportation fees for the three months ended June 30, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $0.5 million, respectively, and TransMontaigne Inc. of $nil and approximately $0.7 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$53	$52
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,368	1,236
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,421	$1,288

        Included in management fees and reimbursed costs for the three months ended June 30, 2013 and 2012 are fees charged to Frontera of approximately $0.9 million and $0.7 million, respectively.

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

Principal Components of Other Revenue

	Three months ended June 30,
	2013	2012
Product gains, net	$3,551	$4,036
Steam heating fees	993	773
Product transfer services	229	295
Railcar handling	112	109
Other	878	1,420

Other revenue	$5,763	$6,633

        For the three months ended June 30, 2013 and 2012, we sold approximately 39,200 and 39,200 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $116 and $120 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2013 and 2012, we accrued a liability due to Morgan Stanley Capital Group of approximately $1.0 million and $0.7 million, respectively.

        Included in other revenue for the three months ended June 30, 2013 and 2012 are amounts charged to Morgan Stanley Capital Group of approximately $3.9 million and $4.4 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$1,867	$2,799
Midwest terminals and pipeline system	631	999
Brownsville terminals	755	687
River terminals	234	224
Southeast terminals	2,276	1,924

Other revenue	$5,763	$6,633

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2013	2012
Wages and employee benefits	$6,143	$5,523
Utilities and communication charges	2,000	1,697
Repairs and maintenance	4,969	5,528
Office, rentals and property taxes	2,312	1,718
Vehicles and fuel costs	342	314
Environmental compliance costs	494	614
Other	1,034	790

Direct operating costs and expenses	$17,294	$16,184

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2013	2012
Gulf Coast terminals	$5,048	$5,420
Midwest terminals and pipeline system	832	412
Brownsville terminals	3,930	2,458
River terminals	1,936	2,149
Southeast terminals	5,548	5,745

Direct operating costs and expenses	$17,294	$16,184

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. For the three months ended June 30, 2013, the direct general and administrative expenses were approximately $0.7 million. For the three months ended June 30, 2012, the direct general and administrative expenses were a net credit balance of approximately $0.8 million, which primarily resulted from an approximately $2.2 million settlement received from our prior auditor, KPMG LLP. The settlement reimbursed us for the audit and legal costs related to having our financial statements for the years ended December 31, 2010 and December 31, 2009 re-audited, as contained in our 2011 annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2011, and to having the quarterly financial information that is contained in the 2011 annual report re-reviewed, by Deloitte & Touche LLP, our new independent registered public accounting firm. As previously disclosed in Securities and Exchange Commission filings, these re-audits and re-reviews were the result of the determination that KPMG LLP was not "independent" of Partners within the meaning of the rules of applicable regulatory agencies, and did not qualify as independent at the time of our audits for the years ended December 31, 2010 and 2009, and prior periods.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.3 million for each of the three months ended June 30, 2013 and 2012, respectively.

        For the three months ended June 30, 2013 and 2012, depreciation and amortization expense was approximately $7.5 million and $6.9 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2013	2012
Terminaling services fees, net	$60,049	$58,610
Pipeline transportation fees	4,178	2,726
Management fees and reimbursed costs	3,226	2,743
Other	12,843	13,196

Revenue	$80,296	$77,275

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$28,332	$29,432
Midwest terminals and pipeline system	5,832	4,522
Brownsville terminals	12,073	8,666
River terminals	5,903	7,199
Southeast terminals	28,156	27,456

Revenue	$80,296	$77,275

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

Terminaling Services Fees, Net, by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$23,503	$23,912
Midwest terminals and pipeline system	3,935	1,810
Brownsville terminals	3,759	2,905
River terminals	5,416	6,621
Southeast terminals	23,436	23,362

Terminaling services fees, net	$60,049	$58,610

        The increase in terminaling services fees, net includes an increase of approximately $2.2 million at our Midwest terminals resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility. This increase has been offset by a decrease in terminaling service fees, net of approximately $1.3 million at our River terminals resulting from a new terminaling services agreement with a third-party customer. Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity. Currently, we have not been able to re-contract any excess storage capacity not used by the third-party customer under the new terminaling services agreement.

        Included in terminaling services fees, net for the six months ended June 30, 2013 and 2012 are amounts recognized from agreements with Morgan Stanley Capital Group of approximately $41.6 million and $39.8 million, respectively, and TransMontaigne Inc. of approximately $1.0 million and $1.6 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2013	2012
Firm commitments:
External customers	$15,975	$15,804
Affiliates	42,608	41,443

Total	58,583	57,247

Variable:
External customers	1,501	1,423
Affiliates	(35)	(60)

Total	1,466	1,363

Terminaling services fees, net	$60,049	$58,610

        At June 30, 2013, after giving effect to the amendments described under Note 19 of Notes to consolidated financial statements (unaudited), the remaining minimum terms on the terminaling services agreements that generated "firm commitments" for the six months ended June 30, 2013 were as follows (in thousands):

At June 30, 2013
Remaining minimum terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$12,628
1 year or more, but less than 3 years remaining	38,695
3 years or more, but less than 5 years remaining	2,868
5 years or more remaining	4,392

Total firm commitments for the six months ended June 30, 2013	$58,583

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	717	988
Brownsville terminals	3,461	1,738
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$4,178	$2,726

        Included in pipeline transportation fees for the six months ended June 30, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $0.7 million and $1.0 million, respectively, and TransMontaigne Inc. of $nil and approximately $1.7 million, respectively.

        Management Fees and Reimbursed Costs    We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico's state-owned petroleum company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$157	$88
Midwest terminals and pipeline system	—	—
Brownsville terminals	3,069	2,655
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$3,226	$2,743

        Included in management fees and reimbursed costs for the six months ended June 30, 2013 and 2012 are fees charged to Frontera of approximately $1.9 million and $1.6 million, respectively.

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

Principal Components of Other Revenue

	Six months ended June 30,
	2013	2012
Product gains, net	$7,703	$8,462
Steam heating fees	2,078	1,846
Product transfer services	546	482
Railcar handling	258	234
Other	2,258	2,172

Other revenue	$12,843	$13,196

        For the six months ended June 30, 2013 and 2012, we sold approximately 82,000 and 82,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $120 and $123 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2013 and 2012, we accrued a liability due to Morgan Stanley Capital Group of approximately $2.1 million and $1.7 million, respectively.

        Included in other revenue for the six months ended June 30, 2013 and 2012 are amounts charged to Morgan Stanley Capital Group of approximately $8.6 million and $8.8 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$4,672	$5,432
Midwest terminals and pipeline system	1,180	1,724
Brownsville terminals	1,784	1,368
River terminals	487	578
Southeast terminals	4,720	4,094

Other revenue	$12,843	$13,196

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months ended June 30,
	2013	2012
Wages and employee benefits	$12,592	$11,309
Utilities and communication charges	3,920	3,690
Repairs and maintenance	9,288	8,791
Office, rentals and property taxes	4,652	3,372
Vehicles and fuel costs	684	651
Environmental compliance costs	1,136	1,178
Other	1,750	1,162

Direct operating costs and expenses	$34,022	$30,153

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2013	2012
Gulf Coast terminals	$10,462	$10,045
Midwest terminals and pipeline system	1,464	777
Brownsville terminals	7,409	4,774
River terminals	3,810	4,651
Southeast terminals	10,877	9,906

Direct operating costs and expenses	$34,022	$30,153

        The direct general and administrative expenses were approximately $1.8 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

        The allocated general and administrative expenses were approximately $5.5 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.

        The allocated insurance expenses were approximately $1.9 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

        The reimbursement of bonus awards was approximately $0.6 million for each of the six months ended June 30, 2013 and 2012, respectively.

        For the six months ended June 30, 2013 and 2012, depreciation and amortization expense was approximately $14.8 million and $13.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments and the potential impact of such decision is set forth under the captions "Item 1.A. Risk Factors" and "Regulatory Matters" in Item 7 of our Annual Report on Form 10-K, filed on March 12, 2013 and Note 2 of Notes to consolidated financial statements.

        We expect to initially fund our approved investments, approved capital projects and our approved future expansion, development and acquisition opportunities, if any, with additional borrowings under our credit facility (see Note 12 of Notes to consolidated financial statements). After initially funding these expenditures with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

        Our capital expenditures for the six months ended June 30, 2013 were approximately $10.4 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the six months ended June 30, 2013 of approximately $71.0 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2014. At June 30, 2013, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $60 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $337.4 million at June 30, 2013). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO (the "Specified BOSTCO Investment"). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2013, our outstanding borrowings under the credit facility were $254 million.

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $69.0 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our credit facility.

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

	Three months ended
					Twelve months ended June 30, 2013
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,102	$15,654	$20,067	$17,202	$71,025
Consolidated funded indebtedness					$254,000
Total leverage ratio					3.58x
Consolidated EBITDA for the interest coverage ratio	$18,102	$15,654	$20,067	$17,202	$71,025
Consolidated interest expense, as stipulated in the credit facility	$692	$834	$719	$784	$3,029
Interest coverage ratio					23.45x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,102	$15,654	$20,067	$17,202	$71,025
Consolidated interest expense	(692)	(834)	(719)	(784)	(3,029)
Amortization of deferred revenue	(1,173)	(1,173)	(1,106)	(1,079)	(4,531)
Amounts due under long-term terminaling services agreements, net	179	105	294	349	927
Changes in operating assets and liabilities	6,264	1,905	(7,293)	5,551	6,427

Cash flows provided by operating activities	$22,680	$15,657	$11,243	$21,239	$70,819

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At June 30, 2013, we had outstanding borrowings of $254 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2013 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.5 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the six months ended June 30, 2013 and 2012, we sold approximately 82,000 and 82,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $120 and $123 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On July 23, the United States Senate Banking Subcommittee on Financial Institutions and Consumer Protection held a hearing on the ownership by financial holding companies of physical commodity trading assets. As noted above and in the risk factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters set forth in our annual report on Form 10-K, Morgan Stanley is a financial holding company subject to the bank holding company act, and its ownership and control of commodities activities including TransMontaigne Partners L.P. may become subject to legislative scrutiny. There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2013 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April	667	$50.31	667	15,341
May	667	$47.91	667	14,674
June	667	$42.22	667	14,007

	2,001	$46.81	2,001

        During the three months ended June 30, 2013, we purchased 2,001 common units, with approximately $93,700 of aggregate market value, in the open market pursuant to an amended purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 14,007 common units, in the aggregate, through the amended purchase program's scheduled termination date of April 1, 2015.

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
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2013	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.