Form 10-Q
period 2013-09-30
TransMontaigne Partners L.P.
filed 2013-11-05
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

        As of October 31, 2013, there were 16,124,566 units of the registrant's Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2013 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2012, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 12, 2013 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active wholly-owned operating subsidiaries as of September 30, 2013:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TLP Finance Corp.

  •
  TPME L.L.C.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of September 30, 2013. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,622	$6,745
Trade accounts receivable, net	6,630	5,035
Due from affiliates	1,760	3,035
Other current assets	4,107	4,579

Total current assets	21,119	19,394
Property, plant and equipment, net	411,757	427,701
Goodwill	8,485	8,736
Investments in unconsolidated affiliates	198,925	105,164
Other assets, net	6,475	8,806

	$646,761	$569,801

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$5,409	$10,810
Accrued liabilities	15,395	15,606

Total current liabilities	20,804	26,416
Other liabilities	7,263	10,648
Long-term debt	207,000	184,000

Total liabilities	235,067	221,064

Partners' equity:
Common unitholders (16,124,566 and 14,457,066 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	353,669	292,648
General partner interest (2% interest with 329,073 and 295,042 equivalent units outstanding at September 30, 2013 and December 31, 2012, respectively)	58,025	56,564
Accumulated other comprehensive loss	—	(475)

Total partners' equity	411,694	348,737

	$646,761	$569,801

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
External customers	$12,645	$11,292	$39,216	$34,102
Affiliates	25,729	27,582	79,454	82,047

Total revenue	38,374	38,874	118,670	116,149

Operating costs and expenses and other:
Direct operating costs and expenses	(17,843)	(16,170)	(51,865)	(46,323)
Direct general and administrative expenses, net	(1,201)	(1,204)	(2,952)	(3,607)
Allocated general and administrative expenses	(2,741)	(2,695)	(8,222)	(8,085)
Allocated insurance expense	(935)	(897)	(2,828)	(2,692)
Reimbursement of bonus awards	(313)	(313)	(938)	(938)
Depreciation and amortization	(7,392)	(7,112)	(22,191)	(20,982)
Loss on disposition of assets	(1,398)	—	(1,398)	—
Earnings from unconsolidated affiliates	234	217	270	652

Total operating costs and expenses and other	(31,589)	(28,174)	(90,124)	(81,975)

Operating income	6,785	10,700	28,546	34,174
Other income (expenses):
Interest expense	(532)	(692)	(2,035)	(2,021)
Foreign currency transaction gain (loss)	(5)	32	(13)	58
Amortization of deferred financing costs	(244)	(187)	(732)	(562)

Total other expenses, net	(781)	(847)	(2,780)	(2,525)

Net earnings	6,004	9,853	25,766	31,649
Other comprehensive income—foreign currency translation adjustments	81	130	83	223

Comprehensive income	$6,085	$9,983	$25,849	$31,872

Net earnings	$6,004	$9,853	$25,766	$31,649
Less—earnings allocable to general partner interest including incentive distribution rights	(1,536)	(1,328)	(4,333)	(3,888)

Net earnings allocable to limited partners	$4,468	$8,525	$21,433	$27,761

Net earnings per limited partner unit—basic	$0.28	$0.59	$1.44	$1.92

Net earnings per limited partner unit—diluted	$0.28	$0.59	$1.44	$1.92

Weighted average limited partner units outstanding—basic	15,676	14,442	14,857	14,442

Weighted average limited partner units outstanding—diluted	15,679	14,447	14,860	14,447

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2012 and nine months ended September 30, 2013

(In thousands, except unit amounts)

	Common unitholders	General partner interest	Accumulated other comprehensive loss	Total
Balance December 31, 2011	$296,052	$56,490	$(666)	$351,876
Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income	—	—	191	191

Balance December 31, 2012	292,648	56,564	(475)	348,737
Proceeds from offering of 1,667,500 common units, net of underwriters' discounts and offering expenses of $3,444	68,792	—	—	68,792
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(28,988)	(4,346)	—	(33,334)
Deferred equity-based compensation related to restricted phantom units	285	—	—	285
Purchase of 11,068 common units by our long-term incentive plan and from affiliate	(501)	—	—	(501)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for nine months ended September 30, 2013	21,433	4,333	—	25,766
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss on disposition assets upon the sale of the Mexico operations	—	—	392	392

Balance September 30, 2013	$353,669	$58,025	$—	$411,694

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net earnings	$6,004	$9,853	$25,766	$31,649
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,392	7,112	22,191	20,982
Loss on disposition of assets	1,398	—	1,398	—
Earnings from unconsolidated affiliates	(234)	(217)	(270)	(652)
Distributions from unconsolidated affiliates	328	361	877	1,192
Deferred equity-based compensation	81	114	285	321
Amortization of deferred financing costs	244	187	732	562
Utility deposits returned	135	—	135	—
Amortization of deferred revenue	(793)	(1,173)	(2,978)	(3,451)
Amounts due under long-term terminaling services agreements, net	353	179	996	447
Changes in operating assets and liabilities:
Trade accounts receivable, net	(812)	397	(1,824)	(597)
Due from affiliates	890	(726)	1,275	(84)
Other current assets	112	1,712	(157)	(79)
Trade accounts payable	596	695	(2,256)	(1,973)
Due to affiliates	(387)	—	(40)	—
Accrued liabilities	(1,571)	4,186	88	337

Net cash provided by operating activities	13,736	22,680	46,218	48,654

Cash flows from investing activities:
Proceeds from sale of assets	2,109	—	2,109	18,000
Investments in unconsolidated affiliates	(23,412)	(500)	(94,368)	(500)
Capital expenditures—expansion of facilities	—	(4,987)	(5,291)	(12,853)
Capital expenditures—maintain existing facilities	(1,186)	(1,296)	(6,271)	(3,932)

Net cash provided by (used in) investing activities	(22,489)	(6,783)	(103,821)	715

Cash flows from financing activities:
Proceeds from issuance of common units	69,190	—	69,190	—
Deferred issuance costs	—	—	(398)	—
Contribution of cash by TransMontaigne GP	1,474	—	1,474	—
Borrowings of debt under credit facility	26,500	10,000	146,000	44,500
Repayments of debt under credit facility	(73,500)	(14,500)	(123,000)	(62,500)
Distributions paid to unitholders	(12,133)	(10,604)	(33,334)	(31,246)
Purchase of common units by our long-term incentive plan and from affiliate	(335)	(276)	(501)	(391)

Net cash provided by (used in) financing activities	11,196	(15,380)	59,431	(49,637)

Increase (decrease) in cash and cash equivalents	2,443	517	1,828	(268)
Foreign currency translation effect on cash	3	56	49	68
Cash and cash equivalents at beginning of period	6,176	6,365	6,745	7,138

Cash and cash equivalents at end of period	$8,622	$6,938	$8,622	$6,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$579	$679	$1,933	$2,046

Property, plant and equipment acquired with accounts payable	$381	$1,240	$381	$1,240

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of business

        TransMontaigne Partners L.P. ("Partners") was formed in February 2005 as a Delaware limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products.

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, owns all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley is the indirect owner of our general partner. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. At September 30, 2013, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 19.7% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the three and nine months ended September 30, 2013 and 2012.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.7 million and $2.7 million for the three months

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended September 30, 2013 and 2012, respectively. The allocated general and administrative expenses were approximately $8.2 million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. The allocated insurance charges were approximately $2.8 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2013 and 2012, we recognized revenue of approximately $3.3 million and $4.1 million, respectively, for net product gained. Within these amounts, approximately $2.9 million and $3.4 million, respectively, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2013 and 2012, we recognized revenue of approximately $11.0 million and $12.5 million, respectively, for net product gained. Within these amounts, approximately $9.8 million and $10.5 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)    Foreign currency translation and transactions

        The functional currency of Partners and its U.S.-based subsidiaries is the U.S. Dollar. The functional currency of our Mexico operations, which we sold effective August 8, 2013 (see Note 3 of Notes to consolidated financial statements), was the Mexican Peso. The assets and liabilities of our foreign subsidiaries were translated at period-end rates of exchange, and revenue and expenses were translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, were recorded as a component of other comprehensive income in the consolidated statements of comprehensive income. Gains and losses from the re-measurement of foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) were included in other income (expenses) in the consolidated statements of comprehensive income.

(k)   Income taxes

        No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to the unitholders of the partnership.

        Partners is a taxable entity under certain U.S. state jurisdictions, primarily Texas. Certain of our Mexican subsidiaries were corporations for Mexican tax purposes and, therefore, were subject to Mexican federal and provincial income taxes. Effective August 8, 2013, we sold our Mexico operations, including the Mexican corporations (see Note 3 of Notes to consolidated financial statements).

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

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option, for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice. TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay no less than 105% of the fees offered by the third party customer. In the event TransMontaigne Inc. or Morgan Stanley elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the rights of first refusal with respect to the applicable storage capacity and associated assets thereunder terminates.

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

        The terminaling services agreement provisions covering the Florida light-oil terminaling capacity will continue in effect unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 18 months' prior notice to Morgan Stanley Capital Group.

        Effective May 31, 2014, the Razorback terminals and the Florida tanks presently dedicated to bunker fuels will no longer be subject to the terminaling services agreement, and we will no longer receive the revenue related to those tanks under this terminaling services agreement.

        Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group agreed to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $37.3 million for the contract year ended May 31, 2013 and will result in minimum throughput payments to us of approximately $37.6 million for the contract year ending May 31, 2014. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or "Frontera", in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended September 30, 2013 and 2012, we recognized approximately $1.0 million and $0.9 million, respectively, of revenue related to this operations and reimbursement agreement. For the nine months ended September 30, 2013 and 2012, we recognized approximately $2.8 million and $2.5 million, respectively, of revenue related to this operations and reimbursement agreement.

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months' prior notice to Morgan Stanley Capital Group.

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

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Investment in BOSTCO project.    On December 20, 2012, we acquired a 42.5% interest in BOSTCO, for approximately $79 million, from Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new black oil terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 50 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $431 million. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.1 million barrels of storage capacity and related infrastructure is scheduled for early 2014.

        On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $54 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000-barrel, ultra-low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 30,000 barrels per hour. Work on the approximately 900,000-barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.0 million barrels at an estimated overall construction cost of approximately $485 million. Assuming we maintain our 42.5% interest in BOSTCO, we expect our total payments for the initial and the expansion projects to be approximately $215 million, which we plan to fund utilizing borrowings under our credit facility.

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

        Disposition of Mexico operations.    Effective August 8, 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million, net of $0.2 million in bank accounts sold related to the Mexico operations. The Mexico operations consisted of a 7,000 barrel liquefied petroleum gas storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. The net carrying amount of the Mexico operations was approximately $3.5 million, which was in excess of the net cash proceeds, resulting in an approximate $1.4 million loss on disposition of assets. The accompanying consolidated financial statements exclude the assets, liabilities and results of the Mexico operations subsequent to August 8, 2013.

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

        Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts receivable	$6,830	$5,235
Less allowance for doubtful accounts	(200)	(200)

	$6,630	$5,035

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Morgan Stanley Capital Group	63%	64%	63%	64%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	September 30, 2013	December 31, 2012
Amounts due from insurance companies	$2,076	$2,631
Additive detergent	1,939	1,603
Deposits and other assets	92	345

	$4,107	$4,579

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2013 and December 31, 2012, we have recognized amounts due from insurance companies of approximately $2.1 million and $2.6 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and nine months ended September 30, 2013, we received reimbursements from insurance companies of approximately $0.1 million and $0.5 million, respectively.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$52,519	$52,652
Terminals, pipelines and equipment	560,396	552,232
Furniture, fixtures and equipment	1,746	1,716
Construction in progress	1,911	4,652

	616,572	611,252
Less accumulated depreciation	(204,815)	(183,551)

	$411,757	$427,701

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(7) GOODWILL

        Goodwill is as follows (in thousands):

	September 30, 2013	December 31, 2012
Brownsville terminals	$8,485	$8,736

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

        At September 30, 2013 and December 31, 2012, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2012 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2012 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

        Effective August 8, 2013, we sold our Mexico operations (see Note 3 of Notes to consolidated financial statements). These operations constituted a business that was part of our Brownsville reporting unit. As a result of the sale, approximately $0.3 million of goodwill was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the assets sold and the portion of the Brownsville assets retained independent of the Mexico operations. The fair value of the assets sold was determined based on the cash payment received by us from the buyer. The fair value of the Brownsville assets, independent of the Mexico operations, was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2013 and December 31, 2012, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.0 million barrels of storage capacity at an estimated cost of approximately $485 million. BOSTCO is located on the Houston Ship Channel and began commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership		Carrying value (in thousands)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
BOSTCO	42.5%	42.5%	$173,146	$78,930
Frontera	50%	50%	25,779	26,234

Investments in unconsolidated affiliates			$198,925	$105,164

        At September 30, 2013 and December 31, 2012, our investment in BOSTCO includes approximately $5.5 million and $2.9 million, respectively, of excess investment related to a one time buy-in fee paid to Kinder Morgan to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
BOSTCO	$—	$—	$—	$—
Frontera	234	217	270	652

Earnings from unconsolidated affiliates	$234	$217	$270	$652

        Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
BOSTCO	$23,412	$—	$94,216	$—
Frontera	—	500	152	500

Additional capital investments in unconsolidated affiliates	$23,412	$500	$94,368	$500

        Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
BOSTCO	$—	$—	$—	$—
Frontera	328	361	877	1,192

Cash distributions from unconsolidated affiliates	$328	$361	$877	$1,192

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO		Frontera
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Current assets	$49,335	$—	$4,433	$4,209
Long-term assets	388,309	234,520	48,495	50,013
Current liabilities	(43,120)	(55,541)	(1,370)	(1,754)
Long-term liabilities	—	—	—	—

Net assets	$394,524	$178,979	$51,558	$52,468

        Statements of comprehensive income:

	BOSTCO Three months ended September 30,		Frontera Three months ended September 30,
	2013	2012	2013	2012
Operating revenue	$—	$—	$3,231	$3,014
Operating expenses	—	—	(2,763)	(2,580)

Net earnings and comprehensive income	$—	$—	$468	$434

	BOSTCO Nine months ended September 30,		Frontera Nine months ended September 30,
	2013	2012	2013	2012
Operating revenue	$—	$—	$8,946	$8,785
Operating expenses	—	—	(8,406)	(7,481)

Net earnings and comprehensive income	$—	$—	$540	$1,304

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	September 30, 2013	December 31, 2012
Amounts due under long-term terminaling services agreements:
External customers	$606	$652
Morgan Stanley Capital Group	2,438	3,648

	3,044	4,300
Deferred financing costs, net of accumulated amortization of $2,059 and $1,328, respectively	2,357	3,088
Customer relationships, net of accumulated amortization of $1,434 and $1,283, respectively	996	1,147
Deposits and other assets	78	271

	$6,475	$8,806

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At September 30, 2013 and December 31, 2012, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $3.0 million and $4.3 million, respectively.

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

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	September 30, 2013	December 31, 2012
Customer advances and deposits:
External customers	$447	$1,205
Morgan Stanley Capital Group	3,731	3,470

	4,178	4,675
Accrued property taxes	3,409	658
Accrued environmental obligations	2,242	3,116
Interest payable	155	39
Rebate due to Morgan Stanley Capital Group	2,712	3,402
Accrued expenses and other	2,699	3,716

	$15,395	$15,606

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) ACCRUED LIABILITIES (Continued)

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2013 and December 31, 2012, we have billed and collected from certain of our customers approximately $4.2 million and $4.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At September 30, 2013 and December 31, 2012, we have accrued environmental obligations of approximately $2.2 million and $3.1 million, respectively, representing our best estimate of our remediation obligations. During the three and nine months ended September 30, 2013, we made payments of approximately $0.2 million and $0.9 million, respectively, towards our environmental remediation obligations.

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2013 and December 31, 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $2.7 million and $3.4 million, respectively. During the three months ended March 31, 2013, we paid Morgan Stanley Capital Group approximately $3.4 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2012.

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	September 30, 2013	December 31, 2012
Advance payments received under long-term terminaling services agreements	$807	$1,067
Deferred revenue—ethanol blending fees and other projects	6,456	9,581

	$7,263	$10,648

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2013 and December 31, 2012, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.8 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2013 and December 31, 2012, we have unamortized deferred revenue of approximately $6.5 million and $9.6 million, respectively, for completed projects. During the three

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(11) OTHER LIABILITIES (Continued)

months ended September 30, 2013 and 2012, we recognized revenue on a straight-line basis of approximately $0.8 million and $1.2 million, respectively, for completed projects. During the nine months ended September 30, 2013 and 2012, we recognized revenue on a straight-line basis of approximately $3.0 million and $3.5 million, respectively, for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $326.2 million at September 30, 2013). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of September 30, 2013.

        For the three months ended September 30, 2013 and 2012, the weighted average interest rate on borrowings under the credit facility was approximately 2.7% and 2.2%, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rate on borrowings under

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) LONG-TERM DEBT (Continued)

the credit facility was approximately 2.5% and 2.3%, respectively. At September 30, 2013 and December 31, 2012, our outstanding borrowings under the credit facility were $207 million and $184 million, respectively. At September 30, 2013 and December 31, 2012, our outstanding letters of credit were approximately $nil at both dates.

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

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at December 31, 2012	14,457,066	295,042
Public offering of common units	1,667,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	34,031

Units outstanding at September 30, 2013	16,124,566	329,073

        At September 30, 2013 and December 31, 2012, common units outstanding include 18,095 and 17,635 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,105,886 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2013, 1,871,966 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 5,727 and 5,100 common units pursuant to the program during the nine months ended September 30, 2013 and 2012, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2013 and 2012, we purchased 5,341 and 5,891 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were a component of 40,000 restricted phantom units granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan that vested ratably over a four year vesting period. The amount of the units purchased for delivery to Mr. Dunlap varied based upon the method used to fund the related withholding taxes.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) LONG-TERM INCENTIVE PLAN (Continued)

        Information about restricted phantom unit activity for the year ended December 31, 2012 and the nine months ended September 30, 2013 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at December 31, 2012	1,583,933	24,000
Automatic increase in units available for future grant on January 1, 2013	289,141	—
Grant on March 31, 2013	(6,000)	6,000	$50.74
Vesting on March 31, 2013	—	(5,500)	$50.74
Units withheld for taxes on March 31, 2013	233	—
Vesting on August 10, 2013	—	(10,000)	$41.38
Units withheld for taxes on August 10, 2013	4,659	—

Units outstanding at September 30, 2013	1,871,966	14,500

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

        Deferred equity-based compensation of approximately $81,000 and $114,000 is included in direct general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively. Deferred equity-based compensation of approximately $285,000 and $321,000 is included in direct general and administrative expenses for the nine months ended September 30, 2013 and 2012, respectively.

        On July 18, 2012, Mr. Henry M. Kuchta forfeited the vesting of 4,500 restricted phantom units as a result of his resignation as a member of the board of directors of our general partner.

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At September 30, 2013, we have contractual commitments of approximately $9.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2013.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        Operating leases.    We lease property and equipment under non- cancelable operating leases that extend through August 2030. At September 30, 2013, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:	Property and equipment
2013 (remainder of the year)	$752
2014	3,713
2015	3,841
2016	3,953
2017	2,983
Thereafter	4,479

$19,721

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.8 million in future periods.

        Rental expense under operating leases was approximately $0.9 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Rental expense under operating leases was approximately $2.6 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings	$6,004	$9,853	$25,766	$31,649
Less:
Distributions payable on behalf of incentive distribution rights	(1,445)	(1,154)	(3,895)	(3,320)
Distributions payable on behalf of general partner interest	(214)	(189)	(595)	(564)
Earnings allocable to the general partner interest less than (in excess of) distributions payable to the general partner interest	123	15	157	(4)

Earnings allocable to general partner interest including incentive distribution rights	(1,536)	(1,328)	(4,333)	(3,888)

Net earnings allocable to limited partners	$4,468	$8,525	$21,433	$27,761

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64
January 1, 2013 through March 31, 2013	$0.64
April 1, 2013 through June 30, 2013	$0.65
July 1, 2013 through September 30, 2013	$0.65

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic weighted average units	15,676	14,442	14,857	14,442
Dilutive effect of restricted phantom units	3	5	3	5

Diluted weighted average units	15,679	14,447	14,860	14,447

        For the three and nine months ended September 30, 2013, we included the dilutive effect of approximately 4,500, 3,000 and 1,000 restricted phantom units granted March 31, 2012, March 31, 2011 and March 31, 2010, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the three and nine months ended September 30, 2012, we included the dilutive effect of approximately 2,000, 10,000 and 1,500 restricted phantom units granted March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the three and nine months ended September 30, 2013, we excluded the dilutive effect of approximately 6,000 restricted phantom units granted March 31, 2013 in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the three and nine months ended September 30, 2012, we excluded the dilutive effect of approximately 6,000 and 4,500 restricted phantom units granted March 31, 2012 and March 31, 2011, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2013 and December 31, 2012.

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

        We also used fair value measurements to determine the amount of goodwill attributable to the sale of our Mexico operations, which we sold effective August 8, 2013. These operations constituted a business that was part of our Brownsville reporting unit. As a result of the sale, approximately $0.3 million of goodwill was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the assets sold and the portion of the Brownsville assets retained independent of the Mexico operations. The Level 1 input associated with the fair value of the assets sold was determined based on the cash payment received by us from the buyer. The fair value of the Brownsville assets, independent of the Mexico operations, was estimated using a discounted cash flow model, similar to the model we use to evaluate the recovery of goodwill on at least an annual basis. Significant Level 3 assumptions associated with the calculation of the discounted cash flows include our future estimates of revenue, operating costs, and capital maintenance expenditures at our Brownsville reporting unit and an appropriate market participant weighted average cost of capital to discount the future estimated cash flows to their present value.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gulf Coast Terminals:
Terminaling services fees, net	$11,515	$11,959	$35,018	$35,871
Other	1,973	2,302	6,802	7,822

Revenue	13,488	14,261	41,820	43,693
Direct operating costs and expenses	(5,180)	(5,407)	(15,642)	(15,452)

Net margins	8,308	8,854	26,178	28,241

Midwest Terminals and Pipeline System:
Terminaling services fees, net	1,992	1,605	5,927	3,415
Pipeline transportation fees	365	463	1,082	1,451
Other	691	947	1,871	2,671

Revenue	3,048	3,015	8,880	7,537
Direct operating costs and expenses	(841)	(551)	(2,305)	(1,328)

Net margins	2,207	2,464	6,575	6,209

Brownsville Terminals:
Terminaling services fees, net	1,631	1,576	5,390	4,481
Pipeline transportation fees	1,712	805	5,173	2,543
Other	2,950	2,201	7,803	6,224

Revenue	6,293	4,582	18,366	13,248
Direct operating costs and expenses	(4,303)	(3,232)	(11,712)	(8,006)

Net margins	1,990	1,350	6,654	5,242

River Terminals:
Terminaling services fees, net	2,188	3,292	7,604	9,913
Other	112	173	599	751

Revenue	2,300	3,465	8,203	10,664
Direct operating costs and expenses	(2,121)	(2,113)	(5,931)	(6,764)

Net margins	179	1,352	2,272	3,900

Southeast Terminals:
Terminaling services fees, net	11,356	11,735	34,792	35,097
Other	1,889	1,816	6,609	5,910

Revenue	13,245	13,551	41,401	41,007
Direct operating costs and expenses	(5,398)	(4,867)	(16,275)	(14,773)

Net margins	7,847	8,684	25,126	26,234

Total net margins	20,531	22,704	66,805	69,826
Direct general and administrative expenses, net	(1,201)	(1,204)	(2,952)	(3,607)
Allocated general and administrative expenses	(2,741)	(2,695)	(8,222)	(8,085)
Allocated insurance expense	(935)	(897)	(2,828)	(2,692)
Reimbursement of bonus awards	(313)	(313)	(938)	(938)
Depreciation and amortization	(7,392)	(7,112)	(22,191)	(20,982)
Loss on disposition of assets	(1,398)	—	(1,398)	—
Earnings from unconsolidated affiliates	234	217	270	652

Operating income	6,785	10,700	28,546	34,174
Other expenses, net	(781)	(847)	(2,780)	(2,525)

Net earnings	$6,004	$9,853	$25,766	$31,649

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our consolidated business segments is summarized below (in thousands):

	Three months ended September 30, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,872	$472	$5,341	$2,023	$937	$12,645
Morgan Stanley Capital Group	9,166	2,576	—	277	12,259	24,278
Frontera	—	—	952	—	—	952
TransMontaigne Inc.	450	—	—	—	49	499

Total revenue	$13,488	$3,048	$6,293	$2,300	$13,245	$38,374

Capital expenditures	$40	$50	$274	$223	$599	$1,186

Identifiable assets as of September 30, 2013	$129,844	$25,648	$47,136	$57,032	$176,845	$436,505

Cash and cash equivalents						8,622
Investments in unconsolidated affiliates						198,925
Deferred financing costs						2,357
Other						352

Total assets						$646,761

	Three months ended September 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$3,758	$645	$2,530	$3,461	$898	$11,292
Morgan Stanley Capital Group	10,035	2,370	—	4	12,641	25,050
Frontera	—	—	930	—	—	930
TransMontaigne Inc.	468	—	1,122	—	12	1,602

Total revenue	$14,261	$3,015	$4,582	$3,465	$13,551	$38,874

Capital expenditures	$172	$4,629	$343	$558	$581	$6,283

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,689	$1,406	$15,561	$7,723	$2,837	$39,216
Morgan Stanley Capital Group	28,769	7,474	—	456	38,455	75,154
Frontera	—	—	2,805	—	—	2,805
TransMontaigne Inc.	1,362	—	—	24	109	1,495

Total revenue	$41,820	$8,880	$18,366	$8,203	$41,401	$118,670

Capital expenditures	$1,495	$1,446	$1,172	$1,175	$6,274	$11,562

	Nine months ended September 30, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminal	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$11,519	$2,121	$7,303	$10,646	$2,513	$34,102
Morgan Stanley Capital Group	30,771	5,416	—	18	38,456	74,661
Frontera	—	—	2,484	—	—	2,484
TransMontaigne Inc.	1,403	—	3,461	—	38	4,902

Total revenue	$43,693	$7,537	$13,248	$10,664	$41,007	$116,149

Capital expenditures	$743	$11,172	$945	$2,445	$1,480	$16,785

(19) SUBSEQUENT EVENTS

        On October 14, 2013, we announced a distribution of $0.65 per unit for the period from July 1, 2013 through September 30, 2013, payable on November 7, 2013 to unitholders of record on October 31, 2013.

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

DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2013

        On July 15, 2013, we announced a distribution of $0.65 per unit for the period from April 1, 2013 through June 30, 2013, payable on August 8, 2013 to unitholders of record on July 31, 2013.

        On July 16, 2013, we entered into amendments to our terminaling services agreements with Morgan Stanley Capital Group covering our Southeast terminals and Florida and Midwest terminals. The termination date of the terminaling services agreement covering our Southeast terminals was extended from December 31, 2014, and will now continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. The Southeast terminaling services agreement was renewed at the same throughput rates and minimum throughput commitment as the existing agreement.

        The terminaling services agreement covering our Florida and Midwest terminals was amended to extend the original termination date from May 31, 2014, and will now continue in effect unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals, subject to certain early termination rights granted to us. The portion of our existing agreement relating to the Florida tanks presently dedicated to bunker fuels and our Mount Vernon, Missouri and Rogers, Arkansas terminals, which we refer to as our Razorback terminals, will not be renewed and will terminate on May 31, 2014. For the year ended December 31, 2012, the revenues attributable to the Florida bunker fuels tanks as well as the Razorback terminals were approximately 14% of our total revenue. We are currently in discussions with various third parties to re-contract this capacity, however, at this time we are unsure what the outcome of these negotiations will be. See "Item 1A. Risk Factors," in our Annual Report on Form 10 K, filed with the SEC on March 12, 2013, which sets forth important factors that could adversely affect our business and results of operations. The Florida light oil terminaling capacity was renewed at the same throughput rates and minimum throughput commitment as our existing agreement. In addition, Morgan Stanley Capital Group and TransMontaigne Inc. agreed to surrender their rights of first refusal under the Florida and Midwest terminaling services agreement with respect to any storage capacity under the agreement that terminates or is not renewed following the effective date of the amendment.

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

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our credit facility.

        Effective August 8, 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million, net of $0.2 million in bank accounts sold related to the Mexico operations. The Mexico operations consisted of a 7,000 barrel liquefied petroleum gas storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. The net carrying amount of the Mexico operations was approximately $3.5 million, which was in excess of the net cash proceeds, resulting in an approximate $1.4 million loss on disposition of assets. We anticipate that the sale will allow the third party buyer to increase its operations in Northern Mexico, which will then enhance the volume throughputed at our Brownsville terminals and transported over our U.S. Diamondback pipeline system.

        We have recently received communication from TransMontaigne Inc. that it will not renew its terminaling services agreement at our Fisher Island terminal that expires December 31, 2013. This agreement committed approximately 185,000 barrels of fuel oil capacity and resulted in minimum annual revenue to us of approximately $1.8 million. We are currently in the process of identifying other parties to re-contract this capacity, however, at this time we are unsure if we will be successful in re-contracting this capacity.

        Effective September 17, 2013, we entered into a new five year terminaling services agreement with a third party customer for all 760,000 barrels of product storage capacity at our Tampa, Florida terminal. The agreement provides the third party customer the option to extend for two additional five year renewal terms. The agreement replaced Morgan Stanley Capital Group as the customer at our Tampa terminal, is anticipated to generate a similar amount of annual revenue, and diversifies our customer base in the Florida region.

RECENT DEVELOPMENTS

        On October 7, 2013, we announced the commencement of commercial operations of BOSTCO. During October, approximately 20 of the 50 initial phase storage tanks were placed into service, and the remaining tanks are expected to come online during the next six months. A two-berth ship dock and 12 barge berths were also placed into service. Work on the 900,000 barrel ultra-low sulphur diesel expansion started in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014. We expect to receive our first distribution from BOSTCO during the first quarter of 2014, and we expect our distributions from BOSTCO to increase throughout 2014 as tanks come on-line.

        On October 14, 2013, we announced a distribution of $0.65 per unit for the period from July 1, 2013 through September 30, 2013, payable on November 7, 2013 to unitholders of record on October 31, 2013.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2013	2012
Terminaling services fees, net	$28,682	$30,167
Pipeline transportation fees	2,077	1,268
Management fees and reimbursed costs	1,506	1,531
Other	6,109	5,908

Revenue	$38,374	$38,874

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$13,488	$14,261
Midwest terminals and pipeline system	3,048	3,015
Brownsville terminals	6,293	4,582
River terminals	2,300	3,465
Southeast terminals	13,245	13,551

Revenue	$38,374	$38,874

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$11,515	$11,959
Midwest terminals and pipeline system	1,992	1,605
Brownsville terminals	1,631	1,576
River terminals	2,188	3,292
Southeast terminals	11,356	11,735

Terminaling services fees, net	$28,682	$30,167

        Terminaling services fees, net includes a decrease in terminaling service fees, net of approximately $1.4 million at our River terminals resulting from a new terminaling services agreement with a third-party customer. Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity.

        Included in terminaling services fees, net for the three months ended September 30, 2013 and 2012 are amounts recognized from agreements with Morgan Stanley Capital Group of approximately $20.2 million and $20.5 million, respectively, and TransMontaigne Inc. of approximately $0.5 million and $0.8 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2013	2012
Firm commitments:
External customers	$7,142	$8,300
Affiliates	20,709	21,345

Total	27,851	29,645

Variable:
External customers	803	562
Affiliates	28	(40)

Total	831	522

Terminaling services fees, net	$28,682	$30,167

        At September 30, 2013, the remaining minimum terms on the terminaling services agreements that generated "firm commitments" for the three months ended September 30, 2013 were as follows (in thousands):

At September 30, 2013
Remaining minimum terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$5,700
1 year or more, but less than 3 years remaining	18,259
3 years or more, but less than 5 years remaining	2,590
5 years or more remaining	1,302

Total firm commitments for the three months ended September 30, 2013	$27,851

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	365	463
Brownsville terminals	1,712	805
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$2,077	$1,268

        Included in pipeline transportation fees for the three months ended September 30, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $0.5 million, respectively, and TransMontaigne Inc. of $nil and approximately $0.8 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$64	$65
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,442	1,466
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,506	$1,531

        Included in management fees and reimbursed costs for the three months ended September 30, 2013 and 2012 are fees charged to Frontera of approximately $1.0 million and $0.9 million, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2013	2012
Product gains, net	$3,328	$4,053
Steam heating fees	719	700
Product transfer services	491	233
Railcar handling	213	152
Other	1,358	770

Other revenue	$6,109	$5,908

        For the three months ended September 30, 2013 and 2012, we sold approximately 32,600 and 37,700 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $120 and $125 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2013 and 2012, we accrued a liability due to Morgan Stanley Capital Group of approximately $0.6 million and $0.7 million, respectively.

        Included in other revenue for the three months ended September 30, 2013 and 2012 are amounts charged to Morgan Stanley Capital Group of approximately $3.7 million and $4.0 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$1,909	$2,237
Midwest terminals and pipeline system	691	947
Brownsville terminals	1,508	735
River terminals	112	173
Southeast terminals	1,889	1,816

Other revenue	$6,109	$5,908

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2013	2012
Wages and employee benefits	$5,770	$5,818
Utilities and communication charges	1,838	1,582
Repairs and maintenance	5,425	4,156
Office, rentals and property taxes	2,237	1,700
Vehicles and fuel costs	329	302
Environmental compliance costs	882	926
Other	1,362	1,686

Direct operating costs and expenses	$17,843	$16,170

        Office, rentals and property taxes includes an increase in rental expense of approximately $0.5 million at our Brownsville terminals due to a new lease for the Ella Brownsville pipeline beginning in January 2013.

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2013	2012
Gulf Coast terminals	$5,180	$5,407
Midwest terminals and pipeline system	841	551
Brownsville terminals	4,303	3,232
River terminals	2,121	2,113
Southeast terminals	5,398	4,867

Direct operating costs and expenses	$17,843	$16,170

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $1.2 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.7 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively.

        For the three months ended September 30, 2013 and 2012, depreciation and amortization expense was approximately $7.4 million and $7.1 million, respectively.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2013	2012
Terminaling services fees, net	$88,731	$88,777
Pipeline transportation fees	6,255	3,994
Management fees and reimbursed costs	4,732	4,274
Other	18,952	19,104

Revenue	$118,670	$116,149

        The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$41,820	$43,693
Midwest terminals and pipeline system	8,880	7,537
Brownsville terminals	18,366	13,248
River terminals	8,203	10,664
Southeast terminals	41,401	41,007

Revenue	$118,670	$116,149

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

Terminaling Services Fees, Net, by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$35,018	$35,871
Midwest terminals and pipeline system	5,927	3,415
Brownsville terminals	5,390	4,481
River terminals	7,604	9,913
Southeast terminals	34,792	35,097

Terminaling services fees, net	$88,731	$88,777

        The increase in terminaling services fees, net includes an increase of approximately $2.5 million at our Midwest terminals resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility. This increase has been offset by a decrease in terminaling service fees, net of approximately $2.7 million at our River terminals resulting from a new terminaling services agreement with a third-party customer. Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity.

        Included in terminaling services fees, net for the nine months ended September 30, 2013 and 2012 are amounts recognized from agreements with Morgan Stanley Capital Group of approximately $61.8 million and $60.4 million, respectively, and TransMontaigne Inc. of approximately $1.5 million and $2.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2013	2012
Firm commitments:
External customers	$23,117	$24,104
Affiliates	63,317	62,788

Total	86,434	86,892

Variable:
External customers	2,304	1,985
Affiliates	(7)	(100)

Total	2,297	1,885

Terminaling services fees, net	$88,731	$88,777

        At September 30, 2013, the remaining minimum terms on the terminaling services agreements that generated "firm commitments" for the nine months ended September 30, 2013 were as follows (in thousands):

At September 30, 2013
Remaining minimum terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$18,030
1 year or more, but less than 3 years remaining	57,372
3 years or more, but less than 5 years remaining	7,408
5 years or more remaining	3,624

Total firm commitments for the nine months ended September 30, 2013	$86,434

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,082	1,451
Brownsville terminals	5,173	2,543
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$6,255	$3,994

        Included in pipeline transportation fees for the nine months ended September 30, 2013 and 2012 are fees charged to Morgan Stanley Capital Group of approximately $1.1 million and $1.5 million, respectively, and TransMontaigne Inc. of $nil and approximately $2.5 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$221	$153
Midwest terminals and pipeline system	—	—
Brownsville terminals	4,511	4,121
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$4,732	$4,274

        Included in management fees and reimbursed costs for the nine months ended September 30, 2013 and 2012 are fees charged to Frontera of approximately $2.8 million and $2.5 million, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2013	2012
Product gains, net	$11,031	$12,515
Steam heating fees	2,797	2,546
Product transfer services	1,037	715
Railcar handling	471	386
Other	3,616	2,942

Other revenue	$18,952	$19,104

        For the nine months ended September 30, 2013 and 2012, we sold approximately 114,600 and 120,400 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $120 and $124 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2013 and 2012, we accrued a liability due to Morgan Stanley Capital Group of approximately $2.7 million and $2.4 million, respectively.

        Included in other revenue for the nine months ended September 30, 2013 and 2012 are amounts charged to Morgan Stanley Capital Group of approximately $12.3 million and $12.8 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$6,581	$7,669
Midwest terminals and pipeline system	1,871	2,671
Brownsville terminals	3,292	2,103
River terminals	599	751
Southeast terminals	6,609	5,910

Other revenue	$18,952	$19,104

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2013	2012
Wages and employee benefits	$18,362	$17,127
Utilities and communication charges	5,758	5,272
Repairs and maintenance	14,713	12,947
Office, rentals and property taxes	6,889	5,072
Vehicles and fuel costs	1,013	953
Environmental compliance costs	2,018	2,104
Other	3,112	2,848

Direct operating costs and expenses	$51,865	$46,323

        Office, rentals and property taxes includes an increase in rental expense of approximately $1.6 million at our Brownsville terminals due to a new lease for the Ella Brownsville pipeline beginning in January 2013.

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2013	2012
Gulf Coast terminals	$15,642	$15,452
Midwest terminals and pipeline system	2,305	1,328
Brownsville terminals	11,712	8,006
River terminals	5,931	6,764
Southeast terminals	16,275	14,773

Direct operating costs and expenses	$51,865	$46,323

        The direct general and administrative expenses were approximately $3.0 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.

        The allocated general and administrative expenses were approximately $8.2 million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively.

        The allocated insurance expenses were approximately $2.8 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively.

        The reimbursement of bonus awards was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

        For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was approximately $22.2 million and $21.0 million, respectively.

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

        Our capital expenditures for the nine months ended September 30, 2013 were approximately $11.6 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the nine months ended September 30, 2013 of approximately $94.4 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2014. At September 30, 2013, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $45 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $326.2 million at September 30, 2013). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO (the "Specified BOSTCO Investment"). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2013, our outstanding borrowings under the credit facility were $207 million.

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP L.L.C., our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our credit facility.

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

	Three months ended
					Twelve months ended September 30, 2013
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$15,654	$20,067	$17,202	$15,745	$68,668
Consolidated funded indebtedness					$207,000
Total leverage ratio					3.01x
Consolidated EBITDA for the interest coverage ratio	$15,654	$20,067	$17,202	$15,745	$68,668
Consolidated interest expense, as stipulated in the credit facility	$834	$719	$784	$532	$2,869
Interest coverage ratio					23.93x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$15,654	$20,067	$17,202	$15,745	$68,668
Consolidated interest expense	(834)	(719)	(784)	(532)	(2,869)
Utility deposits returned	—	—	—	135	135
Amortization of deferred revenue	(1,173)	(1,106)	(1,079)	(793)	(4,151)
Amounts due under long-term terminaling services agreements, net	105	294	349	353	1,101
Changes in operating assets and liabilities	1,905	(7,293)	5,551	(1,172)	(1,009)

Cash flows provided by operating activities	$15,657	$11,243	$21,239	$13,736	$61,875

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

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At September 30, 2013, we had outstanding borrowings of $207 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2013 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest payments is approximately $2.1 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the nine months ended September 30, 2013 and 2012, we sold approximately 114,600 and 120,400 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $120 and $124 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On July 23, 2013, the United States Senate Banking Subcommittee on Financial Institutions and Consumer Protection held a hearing on the ownership by financial holding companies of physical commodity trading assets. As noted above and in the risk factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters set forth in our annual report on Form 10-K, Morgan Stanley is a financial holding company subject to the bank holding company act, and its ownership and control of commodities activities including TransMontaigne Partners L.P. may become subject to legislative scrutiny. There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2013 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
July	667	$42.66	667	13,340
August	6,008	$46.38	667	12,673
September	667	$41.77	667	12,006

	7,342	$45.63	2,001

        During the three months ended September 30, 2013, we purchased 2,001 common units, with approximately $85,000 of aggregate market value, in the open market pursuant to an amended purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. We currently anticipate purchasing in future periods up to approximately 12,006 common units, in the aggregate, through the amended purchase program's scheduled termination date of April 1, 2015.

        In addition to the foregoing purchases, on August 9, 2013, we purchased 5,341 common units from TransMontaigne Services Inc. for approximately $250,000 for the purpose of delivering these units to Charles L. Dunlap, the CEO of our general partner, upon the vesting of 10,000 restricted phantom units granted to Mr. Dunlap on August 10, 2009 under the Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

        Exhibits:

10.1	Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated as of July 16, 2013 by and between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
10.2
Fifth Amendment to Terminaling Services Agreement—Florida and Midwest, dated as of July 16, 2013 by and between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.3	First Amendment to Amended and Restated Omnibus Agreement, dated as of July 16, 2013 by and among TransMontaigne Inc., TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
10.1	Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated as of July 16, 2013 by and between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
10.2
Fifth Amendment to Terminaling Services Agreement—Florida and Midwest, dated as of July 16, 2013 by and between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
10.3
First Amendment to Amended and Restated Omnibus Agreement, dated as of July 16, 2013 by and among TransMontaigne Inc., TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
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
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.