Form 10-K
period 2013-12-31
TransMontaigne Partners L.P.
filed 2014-03-11
CIK 1319229

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2013 was $464,733,969 computed by reference to the last sale price ($41.91 per common unit) of the registrant's common limited partner units on the New York Stock Exchange on June 28, 2013.

         The number of the registrant's common limited partner units outstanding on February 28, 2014 was 16,124,566.

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

        Important factors, many of which are described in more detail in "Item 1A. Risk Factors" of this annual report, that could cause actual results to differ materially from our expectations include, but are not limited to:

  •
  Morgan Stanley previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc., although we cannot predict whether or when any transaction may be consummated;

  •
  if Morgan Stanley consummates a transaction involving a sale or other disposition of its interest in TransMontaigne Inc., the transaction would result in a change in control of TransMontaigne Partners L.P., which we refer to as a "change of control transaction," because TransMontaigne Inc. indirectly owns and controls our general partner, TransMontaigne GP L.L.C. and would constitute a default under our credit facility unless we are able to secure necessary consents, waivers or amendments from the counterparties to such agreements;

  •
  the uncertainty surrounding whether or when a change of control transaction will occur and other aspects of such a transaction, if any, could adversely affect our ability to attract and retain qualified personnel to operate our business, secure new customers or increase or extend agreements with existing customers, or enter into or retain business relationships that are important to our operations;

  •
  the control of our general partner being transferred to a third party without our consent or unitholder consent;

  •
  failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements or our failure to secure comparable alternative arrangements;

  •
  the impact of Morgan Stanley's status as a bank holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner, in the event that a change of control transaction is not consummated in the near future;

  •
  whether we are able to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;

  •
  a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;

  •
  the continued creditworthiness of, and performance by, our significant customers;

  •
  our ability to grow our business has been, and if a change of control transaction is not consummated in the near future, will continue to be severely constrained by Morgan Stanley's determination that it will not approve any "significant" acquisition or investment that we may propose for the foreseeable future;

  •
  changes that Morgan Stanley may make in the manner it conducts its commodities business could materially and adversely affect our business, if a change of control transaction is not consummated in the near future;

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

  •
  cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;

  •
  timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;

  •
  the impact of current and future laws and governmental regulations, general economic, market or business conditions;

  •
  the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;

  •
  conflicts of interest and the limited fiduciary duties of our general partner;

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

  •
  unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and

  •
  the sale or exchange of 50% or more of our capital and profits interests within a 12-month period would result in a deemed technical termination of our partnership for income tax purposes.

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

OVERVIEW

        We are a terminaling and transportation company with operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. We do not purchase or market products that we handle or transport. Therefore, we do not have material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

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

        TransMontaigne Inc. is a leading distributor of unbranded refined petroleum products to independent wholesalers, distributors and industrial and commercial end users, delivering approximately 0.2 million barrels per day throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. currently relies on us to provide integrated terminaling services to support its operations in these geographic regions other than the Northeast.

        Morgan Stanley is a leading global trading company with extensive trading activities focused on the energy markets, including crude oil and refined petroleum products. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. Morgan Stanley Capital Group's trading and risk management activities cover a broad spectrum of the energy industry with extensive resources dedicated to refined product supply and transportation. Morgan Stanley Capital Group engages in trading physical commodities, like the refined petroleum products that we handle in our terminals, and exchange or over-the-counter commodities derivative instruments. Morgan Stanley Capital Group has access to substantial strategic long-term storage capacity located on all three coasts of the United States, in Northwest Europe and Asia. Morgan Stanley Capital Group is our largest customer by volume and revenue. As discussed below, Morgan Stanley has announced that it is exploring strategic options with respect to its ownership interest in TransMontaigne Inc. and its subsidiaries, including our general partner and the partnership, which would result in a change of control of TransMontaigne Partners.

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

  •
  Brownsville.  Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., or "PMI", an indirect subsidiary of Petroleos Mexicanos or "PEMEX", the Mexican state- owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.4 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC or "Frontera", in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. We continue to own and operate approximately 0.9 million barrels of additional tankage in Brownsville independent of Frontera, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We own and operate an LPG pipeline from our Brownsville facilities to the U.S.-Mexico Border, which we refer to as the Diamondback pipeline. We also operate a bi-directional refined products pipeline for PMI for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico.

  •
  River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.6 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

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

Impact of Uncertainty Regarding Our Relationship With Morgan Stanley

        Morgan Stanley Capital Group, which is our largest customer by volume and revenue, owns TransMontaigne Inc. and our general partner and controls TransMontaigne Partners. Morgan Stanley previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc. Although we cannot predict whether or when any transaction may be consummated, if Morgan Stanley consummates a transaction involving a sale or other disposition of its interest in TransMontaigne Inc., the transaction would result in a change in control of TransMontaigne Partners, which we refer to as a "change of control transaction," because TransMontaigne Inc. indirectly owns and controls our general partner, TransMontaigne GP L.L.C. In addition, if a change of control transaction is consummated, we cannot predict whether Morgan Stanley will continue to be a significant customer of our services or would seek to assign some or all of its terminaling services agreements to the acquirer of Morgan Stanley's interests in TransMontaigne Inc.

        Furthermore, if a change of control transaction does occur, we cannot predict whether the acquirer of Morgan Stanley's interests in TransMontaigne Inc. will continue to utilize our facilities and services at the same level as Morgan Stanley has in the past. Similarly, we cannot predict whether any such acquirer might seek to modify or terminate any of our existing revenue agreements or determine not to renew such agreements as they expire. In any such case, if the revenue we derive in respect of services we currently provide to Morgan Stanley are materially reduced, we would need to seek new or expanded terminaling relationships with new customers or existing customers and we cannot be certain that we would be able to replace all or any of the revenues that might be lost on a timely basis.

        The Omnibus Agreement expires on the earlier to occur of TransMontaigne Inc. ceasing to control our general partner or at either our election or TransMontaigne Inc.'s election, in either case, following at least 24 months' prior written notice. We cannot predict whether an acquirer of Morgan Stanley's interests in TransMontaigne Inc. will seek to terminate, amend or modify the terms of the Omnibus Agreement. If we are not successful in negotiating acceptable terms with such successor, if we must pay a higher administrative fee or incur substantial costs to replicate the services currently provided by TransMontaigne Inc. and its affiliates under the Omnibus Agreement, our financial condition and results of operations could be materially adversely affected.

Industry Overview

        Refined product terminaling and transportation companies, such as TransMontaigne Partners, receive, store, blend, treat and distribute foreign and domestic cargoes to and from oil refineries, wholesalers, retailers and ultimate end-users around the country. The substantial majority of the petroleum refining that occurs in the United States is concentrated in the Gulf Coast region, which necessitates the transportation of this domestic product to other areas, such as the East Coast, Florida, Southeast and Midwest regions of the country. Recently, an increased amount of domestic crude oil is being extracted throughout unconventional shale formations (i.e. Bakken, Eagle Ford, Utica, etc.). These shale formations are generally located in areas that are highly constrained in storage and transportation infrastructure; thereby offering the prospect of new growth and development for terminaling and transportation companies such as TransMontaigne Partners.

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

Our Operations

        We are a terminaling and transportation company with operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeast. We use our terminaling facilities to, among other things:

  •
  receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those refined products to the tanks located at our terminals;

  •
  store the refined products in our tanks for our customers;

  •
  monitor the volume of the refined products stored in our tanks;

  •
  distribute the refined products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and

  •
  heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process.

        We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

  •
  Terminaling Services Fees.  We generate terminaling services fees by receiving, storing and distributing products for our customers. Terminaling services fees include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month.

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

        Further detail regarding our financial information can be found under Item 8. "Financial Statements and Supplementary Data" of this annual report.

        The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2013 are as follows:

Locations	Active storage capacity (shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,487,000
Port Everglades-South(1)	377,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,375,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000

Gulf Coast Total	6,937,000

Midwest Facilities
Rogers, AR and Mount Vernon, MO (aggregate amounts)	406,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000

Midwest Total	1,569,000

Brownsville Facilities
Brownsville, TX	919,000
Frontera(2)	1,498,000

Brownsville Total	2,417,000

River Facilities
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	176,000
Greater Cincinnati, KY	158,000
Henderson, KY	182,000
Louisville, KY	150,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	341,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000

Locations	Active storage capacity (shell bbls)
East Liverpool, OH	227,000

River Total	2,600,000

Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	3,419,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	221,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000

Southeast Total	10,019,000

BOSTCO(3)	7,080,000

TOTAL CAPACITY	30,622,000

(1)
Reflects our ownership interest net of a major oil company's ownership interest in certain tank capacity.

(2)
Reflects the total active storage capacity of Frontera, of which we have a 50% ownership interest.

(3)
Reflects the projected completed construction total active storage capacity of Battleground Oil Specialty Terminal Company LLC ("BOSTCO"), of which we have a 42.5%, general voting, Class A Member ("ownership") interest. BOSTCO began initial commercial operation in the fourth quarter of 2013, with final completion of the 7.1 million barrels of storage capacity and related infrastructure scheduled for the fourth quarter of 2014.

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

        Midwest Terminals and Pipeline Operations.    In Missouri and Arkansas we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback pipeline. The existing agreement for these facilities with Morgan Stanley terminated effective February 28, 2014. In January, 2014 we entered into a 10-year capacity lease agreement with Magellan Pipeline Company, L.P. ("Magellan"), effective March 1, 2014, covering 100% of the capacity of Razorback terminals and the Razorback Pipeline.

        We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners for delivery via our truck rack to Shell Oil Products U.S., which we refer to as Shell, for redistribution to locations throughout the Oklahoma City region.

        We leased a portion of land in Cushing, Oklahoma and constructed storage tanks with approximately 1.0 million barrels of crude oil storage and associated infrastructure on such property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. The facility was completed and placed into service in August 2012. We have entered into a long-term services agreement with Morgan Stanley Capital Group Inc. for the use of the facility.

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

        The Diamondback pipeline consists of an 8" pipeline that transports LPG approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6" pipeline, which runs parallel to the 8" pipeline, that can be used by us in the future to transport additional LPG or refined products to

Matamoros. The 8" pipeline has a capacity of approximately 20,000 barrels per day. The 6" pipeline has a capacity of approximately 12,000 barrels per day.

        In August 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million, net of $0.2 million in bank accounts sold related to the Mexico operations. The Mexico operations consisted of a 7,000 barrel liquefied petroleum gas storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. We anticipate that the sale will allow the third party buyer to increase its operations in Northern Mexico, which will then enhance the throughput volume at our Brownsville terminals and the volume transported over our U.S. Diamondback pipeline system.

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

        The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined products, waxes and industrial chemicals. Our principal customer is Nieto Trading B.V.

        River Operations.    Our River facilities include 12 refined product terminals along the Mississippi and Ohio Rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and industrial and commercial end-users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges. The principal customer at our River facilities is Valero Marketing and Supply Company.

        Southeast Operations.    Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks. The principal customer at our Southeast facilities is Morgan Stanley Capital Group and the United States Government.

        BOSTCO Joint Venture.    In December, 2012, we acquired a 42.5%, general voting, Class A Member interest in BOSTCO from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new 185- acre terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of the BOSTCO project involves construction of 51 storage tanks with approximately 6.1 million barrels of storage capacity at an estimated cost of approximately $431 million. The BOSTCO facility commenced initial commercial operation in the fourth quarter of 2013, with 20 of the 51 storage tanks being built during phase one construction placed into service as well as a two-berth ship dock and 12 barge berths.

        Phase two of construction at BOSTCO is underway and involves the construction of an additional six, 150,000-barrel, ultra-low sulfur diesel tanks, additional pipeline connectivity and high-speed loading at a rate of 25,000 barrels per hour. BOSTCO expects phase two to begin service in the fourth quarter of 2014. The approximately $54 million expansion is supported by a long-term storage and services contract with Morgan Stanley Capital Group Inc. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $485 million. We expect our total payments for the initial and the expansion projects to be approximately $215 million, which we plan to fund utilizing borrowings under our credit facility.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit. The most effective means of growing our business and increasing cash distributions to our unitholders is to expand our asset base and infrastructure, and to increase utilization of our existing infrastructure. We intend to accomplish this by executing the following strategies:

        Generate stable cash flows through the use of long-term contracts with our customers.    We intend to continue to generate stable cash flows by capitalizing on the fee-based nature of our business, our minimum revenue commitments from our customers and the long-term nature of our contracts with many of our customers. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback, Diamondback and Ella-Brownsville pipelines. We have terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, Nieto Trading B.V., Magellan, Valero and the United States Government.

        Execute cost-effective expansion and asset enhancement opportunities.    We continually evaluate opportunities to expand our existing asset base. For example, in August 2012 we completed the construction of 1.0 million barrels of crude oil storage tankage in Cushing, Oklahoma.

        Pursue strategic and accretive acquisitions in new and existing markets.    Historically, our growth strategy has included the pursuit of acquisitions of energy-related terminaling and transportation facilities, including facilities that may be outside our existing areas of operation, which we expected to pursue jointly with TransMontaigne Inc. For example, in December 2012, we acquired a 42.5% ownership interest in BOSTCO from Kinder Morgan. BOSTCO is developing a new terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility's docks will benefit from one of the deepest vessel drafts and nearest access points in the Houston Ship Channel and will be well positioned to capitalize on increasing exports of petroleum related products. Although the recent industry trend of large energy companies divesting their distribution and logistic assets has continued, our ability to pursue strategic acquisitions has been, and if a change of control transaction is not consummated in the near future, will continue to be constrained because Morgan Stanley does not expect to approve any "significant" acquisition or investment that we may propose for the foreseeable future. We are currently unable to predict how the impact of this decision will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations until such time, if any, as a change of control transaction is consummated.

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

Competitive Strengths

        We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

        The terminaling services agreements we have with our existing customers provide us with stable cash flows.    Based on our terminaling services agreements in effect at January 1, 2014, we have contractual commitments from our customers that are expected to generate a substantial majority of our actual revenue for the year ending December 31, 2014. Of this firmly committed revenue, approximately 82% was generated under terminaling services agreements with remaining terms of at least one year at December 31, 2013. We expect that our actual revenue for the year will be higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

        We do not have material direct commodity price risk.    Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

        We will continue to seek cost-effective asset enhancement opportunities.    We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers, to the extent Morgan Stanley approves any such expansions. In December 2012, we acquired a 42.5% ownership interest in BOSTCO, which is developing a new terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. In the second quarter of 2013 we announced a 900,000-barrel expansion at the BOSTCO terminal. The approximately $54 million expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group Inc. and includes six, 150,000-barrel, ultra-low sulphur diesel tanks, additional pipeline and deepwater vessel dock access, and high-speed loading at a rate of 25,000 barrels per hour. Work on the 900,000-barrel expansion is scheduled to start in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014.

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

Competition

        We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Chevron U.S.A. Inc., Buckeye Partners, L.P., CITGO Petroleum Corporation, Exxon Mobil Corporation, Holly Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc. and its affiliate Kinder Morgan Energy Partners, L.P., Magellan Midstream Partners, L.P., Marathon Ashland Petroleum L.L.C., Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Phillips 66, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

        We have several significant customer relationships from which we expect to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
Morgan Stanley Capital Group	Gulf Coast, Midwest and Southeast facilities
Marathon Petroleum Company LLC	Gulf Coast facilities
Chemoil Corporation	Gulf Coast facilities
Magellan Pipeline Company, L.P.	Midwest facilities
Nieto Trading, B.V.	Brownsville facilities
Valero Marketing and Supply Company	River facilities
United States Government	Southeast facilities

Our Relationship with TransMontaigne Inc. and Morgan Stanley Capital Group

        General.    A majority of our business is devoted to providing integrated terminaling and transportation services to Morgan Stanley Capital Group. Pursuant to the terms of our terminaling services agreements with Morgan Stanley Capital Group, in the aggregate, we earned revenues of $99.1 million for the year ended December 31, 2013, which represented approximately 62% of our total revenues during 2013.

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc., a terminaling, distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne Inc. also owns a 100% interest in TransMontaigne Canada Holdings, Inc., a Canadian petroleum marketing and terminaling company. As of December 31, 2013, TransMontaigne Inc. and its subsidiaries owned one refined product terminal in the United States and two refined products terminals in Quebec, Canada; one dry bulk product terminal; three railcar facilities; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne Inc.'s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets. On September 1, 2006, all of the issued and outstanding capital stock of TransMontaigne Inc. was purchased by a wholly owned subsidiary of Morgan Stanley Capital Group, which is a leading global commodity trader that trades in numerous commodities markets including crude oil and refined products, natural gas and natural gas liquids, coal, electric power, base and precious metals and others, and has been actively trading crude oil and refined products for over 20 years. TransMontaigne Inc. and Morgan Stanley Capital Group have a significant interest in our partnership through their ownership of common units representing limited partner interests equal to approximately 21.3% of our aggregate outstanding limited and general partner interests, our sole general partner interest (representing 2% of our aggregate outstanding limited and general partner interests) and the incentive distribution rights.

        Morgan Stanley previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc., although we cannot predict whether or when any transaction may be consummated. If Morgan Stanley consummates a transaction involving a sale or other disposition of its interest in TransMontaigne Inc., the transaction would result in a change in control of TransMontaigne Partners. Possible effects of a change of control transaction on TransMontaigne Partners and our business are discussed in more detail above under the heading "Impact of Uncertainty Regarding Our Relationship With Morgan Stanley" and below under the headings "Risk Factors" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

        Omnibus Agreement.    On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007 and further amended by the first amendment on July 16, 2013. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, in the amount of approximately $11.0 million for the year ended December 31, 2013;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, in the amount of approximately $3.8 million for the year ended December 31, 2013;

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

  •
  TransMontaigne Inc.'s right of first refusal to purchase any assets that we propose to sell, subject to the limitations under the first amendment as set forth below; and

  •
  TransMontaigne Inc.'s right of first refusal to contract for any storage capacity that becomes available after January 1, 2008, subject to the limitations under the first amendment.

        The July 2013 first amendment extended the termination date of the omnibus agreement from December 31, 2014 to the earlier to occur of TransMontaigne Inc. ceasing to control our general partner or at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. The first amendment did not change the fee structure and reimbursement provisions payable by us under the omnibus agreement.

        Under the first amendment, TransMontaigne Inc. agreed to waive its existing right of first refusal to purchase our assets and to contract for our terminaling storage capacity such that in the event TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the right of first refusal with respect to the applicable assets or the applicable storage capacity terminates.

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

        At various points in time from December 31, 2013 and to May 31, 2014, the Razorback terminals and the Florida tanks presently dedicated to bunker fuels will no longer be subject to the terminaling services agreement with Morgan Stanley Capital Group, and we will no longer receive the revenue related to those tanks under this terminaling services agreement. The Razorback terminals and a large portion of the Florida bunker fuel capacity has been re-contracted with third parties in 2014 (see below discussion of Midwest Capacity Lease Agreement with Magellan Pipeline Company, L.P., and Florida Bunker Fuel Terminaling Services Agreement with Chemoil Corporation).

        Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group agreed to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $36.0 million for the year ended December 31, 2013. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity or for capacity that has been vacated by Morgan Stanley Capital Group.

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

        Midwest Capacity Lease Agreement—Magellan Pipeline Company, L.P.    On January 10, 2014, we entered into a ten year capacity lease agreement with Magellan, effective March 1, 2014, covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. The existing agreement for these facilities with Morgan Stanley Capital Group terminated effective February 28, 2014. We expect this new agreement with Magellan will generate approximately the same total annual revenue as the Morgan Stanley Capital Group agreement.

        Florida Bunker Fuel Terminaling Services Agreement—Chemoil Corporation.    On February 12, 2014, we entered into a two year terminaling services agreement with Chemoil Corporation for all of the bunker fuel storage capacity at our Port Everglades North, Florida and Fisher Island, Florida terminals. The agreement provides Chemoil Corporation the option to extend for an additional three years. The agreement will replace Morgan Stanley Capital Group as the bunker fuels customer at these two terminals effective June 1, 2014.

        Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least twenty-four months' prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months' prior notice to Morgan Stanley Capital Group.

        Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $36.1 million for the year ending December 31, 2013; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of- service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals.

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

        On December 20, 2013, Morgan Stanley Capital Group provided us twenty-four months' prior notice that it will terminate its portion of the Southeast terminaling services agreement with respect to our Collins/Purvis terminal on December 31, 2015. Our firmly committed annual revenues under the Southeast terminaling services agreement with respect to the Collins/Purvis terminal are approximately $9.2 million.

        Collins/Purvis Additional Light Oil Tankage—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Collins/Purvis, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins/Purvis terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.

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

        Midwest (Cushing) Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days' prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in-service date of August 1, 2012.

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

        Gulf Coast (Florida) Terminaling Services Agreement—Marathon Petroleum Company LLC.    We have a terminaling services agreement with Marathon regarding approximately 1.0 million barrels of asphalt storage capacity throughout our Florida facilities that will expire on April 30, 2016. Under the terms of the terminaling services agreement, we are prohibited from placing into commercial service any new or converted asphalt storage capacity at our Florida facilities without Marathon's express written consent.

        Brownsville Terminaling Services Agreement—Nieto Trading, B.V.    On January 1, 2013, we entered into a five year terminaling and transportation services agreement with Nieto. Under this agreement, Nieto agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that resulted in minimum revenue to us of approximately $6.3 million for the year ended December 31, 2013. In exchange for Nieto's minimum throughput commitment, we agreed to provide Nieto approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        River Terminaling Services Agreement—Valero Marketing and Supply Company.    Effective April 1, 2013, we entered into a new three-year terminaling services agreement with Valero Marketing and Supply Company for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with Valero Marketing and Supply Company, which expired March 31, 2013, committed them to approximately 1.1 million barrels of light refined product storage capacity.

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

Operations and Reimbursement Agreement—Frontera

        Effective as of April 1, 2011, we entered into the Frontera joint venture in which we have a 50% ownership interest (see Note 3 of Notes to consolidated financial statements). In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the year ended December 31, 2013, we recognized approximately $3.7 million of revenue related to this operations and reimbursement agreement.

Terminals and Pipeline Control Operations

        The pipelines we own or operate are operated via wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

        The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipeline. Pump stations and meter-measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins, Mississippi facility contains full back-up/redundant disaster recovery systems covering all of our SCADA systems.

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

        We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the "Pinebelt pipeline," located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a 1-mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18-mile, bi-directional refined petroleum liquids pipeline in Texas, known as the "MB pipeline," that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

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

        At our terminals, tanks designed for gasoline storage are equipped with internal or external floating roofs designed to minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. Our terminal facilities have all required facility response plans, spill prevention and control plans, and other plans and programs to respond to emergencies.

        Many of our terminal loading racks are protected with fire protection systems activated by either heat sensors or an emergency switch. Several of our terminals also are protected by foam systems that are activated in case of fire.

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

        Most of our terminaling operations require air permits. These operations generally include volatile organic compound emissions (primarily hydrocarbons) associated with truck loading activities and tank working and breathing losses. The sources of these emissions are strictly regulated through the permitting process. Such regulation includes stringent control technology and extensive permit review and periodic renewal. The cost involved in obtaining and renewing these permits is not material.

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

        Congress and numerous states are currently considering proposed legislation directed at reducing "greenhouse gas emissions." It is not possible at this time to predict how future legislation that may be enacted to address greenhouse gas emissions would impact our operations. We believe we are in compliance with existing federal and state greenhouse gas reporting regulations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

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

        Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.'s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. TransMontaigne Inc. estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.3 million and approximately $7.3 million. TransMontaigne Inc.'s activities are being administered in part by the Florida Department of Environmental Protection under state administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne Inc. has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne Inc. believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $0.5 million and approximately $2.8 million.

        Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006. TransMontaigne Inc. believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.2 million and approximately $0.7 million.

        Under the purchase agreement for the Southeast facilities, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne Inc.'s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007. TransMontaigne Inc. believes its total remediation liability for the Southeast facilities will be between approximately $1.2 million and approximately $2.1 million.

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

Tariff Regulation

        The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas, the Diamondback pipeline, which runs between Brownsville, Texas and United States- Mexico border, and the Ella-Brownsville pipeline, which runs from two points of origin in Texas to our Brownsville terminal, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback, Diamondback and Ella-Brownsville pipelines, be filed at FERC and posted publicly, and that these rates be "just and reasonable" and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011, and a 2.65 percent adjustment for the five-year period beginning July 1, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

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

        On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC's decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost-of-service an income tax allowance to the extent that entity's unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC's new policy was subsequently challenged before the D.C. Circuit and on May 29, 2007, the D.C. Circuit denied the petitions for review with respect to the income tax allowance issues. As the FERC continues to apply this policy in individual cases, the ultimate impact remains uncertain. If the FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost-of-service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may affect the Razorback, Ella-Brownsville and Diamondback pipelines' ability to justify their rates if challenged in a protest or complaint.

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

Title to Properties

        The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne Inc. and by third parties. We have become aware that the location of our Diamondback pipeline deviates from the boundaries of certain easements obtained when the pipeline was built and are investigating the situation and negotiating with individual landowners regarding several of the easements for the Diamondback pipeline. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee.

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

Employees

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. As of February 28, 2014, TransMontaigne Services Inc. had approximately 584 employees, of whom 315 provide services directly to us. As of February 28, 2014, none of TransMontaigne Services Inc.'s employees who provide services directly to us were covered by a collective bargaining agreement. TransMontaigne Services Inc. considers its employee relations to be good.

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

Risks Relating To Potential Change of Control and Regulatory Uncertainty

         Morgan Stanley's recent announcement that it is exploring strategic options for its ownership interest in TransMontaigne Inc. creates uncertainty that could adversely affect our ability to secure new customers or increase or extend agreements with existing customers, or to enter into or retain business relationships that are important to our operations, any of which could materially and adversely affect our business or results of operations.

        Morgan Stanley's recent announcement that it is exploring strategic options for its ownership interest in TransMontaigne Inc. creates uncertainty for our business. Because Morgan Stanley indirectly owns and controls TransMontaigne Inc., which controls our general partner and TransMontaigne Partners, a sale or other disposition of its ownership in TransMontaigne Inc. would constitute a change in control of TransMontaigne Partners. Furthermore, we cannot be certain whether a transaction that would result in a change in control of the partnership will be completed or, if so, when. This uncertainty may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn the identity of the acquirer, if any, of Morgan Staley's controlling interests before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses that we may seek to contract with or expand existing relationships with may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.

         A change of control transaction would constitute a default under our credit facility unless we are able to secure necessary consents, waivers or amendments from the counterparties to such agreements.

        Under the terms of our credit facility, which we use to finance our operations and to secure letters of credit required in connection with agreements with our suppliers and vendors, a "Change of Control" will occur if, among other things, any person acquires a controlling interest in TransMontaigne Inc., or any person (other than TransMontaigne Inc. and its subsidiaries) obtains a controlling interest in our general partner or our general partner ceases to own all of the general partnership interests in TransMontaigne Partners. As a result, if a change of control transaction is consummated, we will need to obtain the prior approval of the banks that are party to our credit facility and we cannot predict whether we will be successful in obtaining such consent. If we cannot obtain such consent on acceptable terms, the consummation of a change of control transaction would constitute an event of default under the credit facility unless it is refinanced in connection with such change of control transaction. We also cannot predict whether the banks party to our credit facility would require material changes to the terms of our credit facility in connection with granting their consent to a change of control transaction or how any such changes would affect our business and operations. If we must pay significant fees or increased expenses in connection with obtaining a consent or as a result of any such changes in the terms of our credit facility, our business and results of operations may be adversely affected. In addition, if we must refinance our credit facility, we may incur costs or pay increased interest or incur other increased expenses in the future, which could materially and adversely affect our business and results of operations.

         The uncertainty surrounding whether or when a change of control transaction will occur and other aspects of such a transaction, if any, creates significant uncertainty surrounding our business that could adversely affect our ability to attract and retain qualified personnel to operate our business, which could materially adversely affect our business or results of operations.

        Morgan Stanley's recent announcement that it is exploring strategic options for its ownership interest in TransMontaigne Inc. creates uncertainty that may adversely affect our ability to attract and retain qualified personnel to operate our business. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of a change of control transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate or business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

         The control of our general partner may be transferred to a third party without the consent of our general partner, the partnership or our unitholders.

        Morgan Stanley previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc. Although we cannot predict whether or when any transaction may be consummated, if Morgan Stanley consummates a transaction involving a sale or other disposition of its interest in TransMontaigne Inc., the transaction would result in a change in control of TransMontaigne Partners because TransMontaigne Inc. indirectly owns and controls our general partner. In addition, our general partner may transfer its general partner interest in the partnership to a third party in a merger, a sale of all or substantially all of the general partner's assets, or other transaction without the consent of the general partner on behalf of the partnership. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their respective limited liability company interests in our general partner to a third party. The new owner of TransMontaigne Inc., or new members of our general partner, as applicable, could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers. In that event, neither TransMontaigne Partners nor our general partner would be able to take steps to protect the interests of the partnership.

         The Omnibus Agreement expires on the earlier to occur of TransMontaigne Inc. ceasing to control our general partner or following at least 24 months' prior written notice to the other parties.

        We cannot predict whether an acquirer of TransMontaigne Inc. or our general partner will seek to terminate, amend or modify the terms of the Omnibus Agreement, which may be terminated following at least 24 months' prior written notice. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee, or if we must incur substantial costs to replicate the services currently provided by TransMontaigne Inc. and its affiliates under the

Omnibus Agreement, our financial condition and results of operations could be materially adversely affected.

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

        We derive a substantial majority of our revenue from Morgan Stanley Capital Group and a small number of significant other customers. Pursuant to the terms of our terminaling services agreements with Morgan Stanley Capital Group, in the aggregate, we earned revenues of $99.1 million for the year ended December 31, 2013, which represented approximately 62% of our total revenues during 2013.

        Significant uncertainty has arisen with respect to our terminaling relationships with Morgan Stanley Capital Group as a result of Morgan Stanley's decision to explore strategic options with respect to its ownership of TransMontaigne Inc. and its interests in TransMontaigne Partners, coupled with Morgan Stanley's recent announcement that it had entered into a definitive agreement to sell the global oil merchanting unit of its commodities division. As a result, if a change of control transaction is consummated, we cannot predict whether Morgan Stanley Capital Group will continue to be a significant customer of our services or would seek to assign some or all of its terminaling services agreements to the acquirer of Morgan Stanley's interests in TransMontaigne Inc. and TransMontaigne Partners. If Morgan Stanley Capital Group or its successor fail to renew their existing terminaling services agreements or utilize our terminals and facilities at current levels, we would need to seek new or expanded terminaling relationships with new customers or our other existing customers. We cannot be certain that we would be able to replace all of the revenues on account of capacity currently used by Morgan Stanley Capital Group at or prior to the termination of our current agreements. In addition, depending on market and other conditions, we may have to accept agreements with new customers on terms that are less favorable to us than the terms of our current agreements with Morgan Stanley Capital Group. Additionally, we may incur costs for modifications to our terminals required by new customers. Any of these factors may adversely affect our ability to generate sufficient additional revenue and income to replace all of the revenue and income we earn under our current agreements, which may materially adversely affect our financial condition and results of operations.

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

        In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted. The Dodd-Frank Act contains various provisions that, among other things, affect financial firms, including financial holding companies, and amend various Bank Holding Company Act provisions that affect the restrictions and prohibitions on the activities and investments of financial holding companies. The FRB and other regulatory agencies are required to issue regulations that carry out the intent of the Dodd-Frank Act's provisions. Although many new regulations remain to be written and adopted to implement the Dodd-Frank Act, including the recently adopted "Volcker Rule," Morgan Stanley has informed us that, based upon its internal review, Morgan Stanley has not yet identified any provision under the Dodd-Frank Act nor the regulations adopted or to be adopted thereunder that would appear to change its conclusion at this time that all of our activities and investments are permissible under the BHC Act.

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

        Because of Morgan Stanley Capital Group's and TransMontaigne Inc.'s ownership interest in and control of us, the strong operational links between Morgan Stanley Capital Group and TransMontaigne Inc. and us and our reliance on Morgan Stanley Capital Group and TransMontaigne Inc. for a substantial majority of our revenue, if one or more credit rating agencies were to view unfavorably the credit quality of Morgan Stanley Capital Group or TransMontaigne Inc., we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business. In addition, if Morgan Stanley completes a transaction that transfers its control interest in TransMontaigne Inc. or our general partner, and if one or more credit rating agencies were to view unfavorably the credit quality of the acquirer of such interests, we could experience an increase in our borrowing costs or difficulty accessing capital markets. Any of such developments could adversely affect our ability to grow our business.

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

        Morgan Stanley's decision regarding limitations on its approval of acquisitions or investments that we may propose is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act, or BHC Act, as amended by the Dodd-Frank Act, and consolidated supervision by the Board of Governors of the Federal Reserve System, or FRB, including uncertainty surrounding the application of regulations under the BHC Act affecting the acquisition and ownership of non-financial business activities. In particular, as a result of the Dodd-Frank Act (including the recently adopted Volcker Rule), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses and to limitations on engaging in new business activities which, in turn, affect TransMontaigne Partners by virtue of Morgan Stanley having control of our business activities through its indirect ownership of our general partner. The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative or regulatory changes, Morgan Stanley's ability to own and operate our general partner or its business strategies with respect to operating our general partner and TransMontaigne Partners may change significantly in ways that we cannot currently predict with certainty. We are currently unable to predict how the impact of Morgan Stanley's decision and such regulatory developments will affect Morgan Stanley's commodities business or the growth or development of our business and results of operations. A sustained, material decrease in our ability to pursue opportunities for future growth could materially adversely affect the market price of our common units.

         Together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and we receive a substantial majority of our revenue from them. Material changes to Morgan Stanley's commodities business, if any, as a result of the changing regulatory environment may have a material adverse impact on our business.

        Together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and we receive a substantial majority of our revenue from them. As noted above, we and our general partner are subject to and affected by significantly revised and expanded regulation and supervision, and there is considerable uncertainty in this regulatory environment, including the interpretation of the recently adopted Volcker Rule, as proposed in October 2011 and for which the comment period ended on February 13, 2012. We are unable to predict what the impact of the final version of the Volcker Rule will be on Morgan Stanley's business, including its commodities business. Material changes to Morgan Stanley's commodities business, if any, resulting from the changing regulatory environment may have a material adverse impact on our business, financial condition and results of operations.

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

Risks Inherent in Our Business

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

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $350 million. At December 31, 2013, our outstanding borrowings were $212 million. At December 31, 2013, we have approved additional investments in BOSTCO and expansion capital projects that currently are or will be under construction with estimated completion dates that extend through the fourth quarter of 2014. At December 31, 2013, the remaining capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $30 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

        On March 9, 2011, we entered into an amended and restated senior secured credit facility that matures in March 2016. At December 31, 2013, we had outstanding borrowings of $212 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

         Cyber attacks that circumvent our security measures and other breaches of our information security measures could disrupt our operations and result in increased costs.

        We utilize information technology systems to operate our assets and manage our businesses. A cyber attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Additionally, we rely on third-party systems that could also be subject to cyber attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third-party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

        In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of our employees, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, or could disrupt our operations, any of which could adversely affect our results operations, financial position or cash flows.

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

        TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by Morgan Stanley Capital Group, which is the principal commodities trading arm of Morgan Stanley. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 19.7% of our aggregate outstanding limited partner interests. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

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

  •
  Our partnership agreement permits us to treat a distribution of a certain amount of cash from non-operating sources such as asset sales, issuances of securities and long-term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per-unit distribution amount as the distribution paid in the immediately preceding quarter. As of December 31, 2013, that amount was $48.6 million, $14.9 million of which would go to TransMontaigne Inc. and Morgan Stanley Capital Group in the form of distributions on their common units, general partner interest and incentive distribution rights.

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

        Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2013, we paid TransMontaigne Inc. and its affiliates an administrative fee of approximately $11.0 million, an additional insurance reimbursement of approximately $3.8 million and $1.3 million as partial reimbursement for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne Inc. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on-site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

        The Omnibus Agreement expires on the earlier to occur of TransMontaigne Inc. ceasing to control our general partner or at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. We cannot predict whether an acquirer of TransMontaigne Inc. or our general partner will seek to terminate, amend or modify the terms of the omnibus agreement. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by TransMontaigne Inc. and its affiliates under the Omnibus Agreement, our financial condition and results of operations could be materially adversely affected.

         Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 28, 2014, affiliates of our general partner own approximately 19.7% of our aggregate outstanding common units representing limited partner interests.

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

        In addition, some states have subjected partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation, and other states may follow this trend. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity-level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2013, we recognized a liability of approximately $140,000 for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

         Constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation, which may cause some unitholders to recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

        Morgan Stanley, which indirectly controls our general partner, informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. The practical effect of these limitations has been to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties, limiting additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. To the extent that Morgan Stanley does not complete a change of control transaction in the near future, we will continue to be subject to this constraint for so long as Morgan Stanley continues to indirectly control our general partner. As a result, we may not be able to add to our capital asset base quickly enough to avoid our tax depreciation from declining in the future, which could cause some unitholders to recognize higher taxable income. The federal and state tax laws and regulations applicable to an investment in our units are complex and each investor's tax considerations are likely to be different from those of other investors, so it is impossible to state with certainty the impact of any change on any single investor or group of investors in our units. It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of an investment in our common units. Accordingly, each unitholder or prospective investor in our units is urged to consult with, and depend upon, their tax counsel or other advisor with regard to those matters.

        Nevertheless, adverse changes in investors' perception of the tax characteristics of an investment in our units could adversely affect market value of our units.

         If the sale or exchange of 50% or more of our capital and profit interests occurs within a 12-month period, we would experience a deemed technical termination of our partnership for federal income tax purposes.

        The sale or exchange of 50% or more of the partnership's units within a 12-month period would result in a deemed "technical" termination of our partnership for federal income tax purposes. Such an event would not terminate a unitholder's interest in the partnership, nor would it terminate the continuing business operations of the partnership. However, it would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income for future tax years. The partnership previously experienced a deemed "technical" termination for the period ending December 30, 2007, due to a change in our ownership structure effective December 31, 2007. If our partnership were deemed terminated for federal income tax purposes, this deferral of cost recovery deductions would impact each unitholder through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the year in which the partnership is deemed terminated and for subsequent years as a percentage of the cash distributed to the unitholder with respect to that period. Morgan Stanley previously announced that it is exploring strategic options for the sale or other disposition of its ownership interest in TransMontaigne Inc. and TransMontaigne Partners. We do not know whether a transaction that would result in a change in control of the partnership will be completed or, if so, when. It is possible that a transaction could be structured in a manner that could result in a deemed technical termination of our partnership for federal income tax purposes.

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

Part II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

        The common units are listed and traded on the New York Stock Exchange under the symbol "TLP." On February 28, 2014, there were 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

        The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2012 through March 31, 2012	$33.62	$35.71
April 1, 2012 through June 30, 2012	$29.89	$35.48
July 1, 2012 through September 30, 2012	$33.28	$38.74
October 1, 2012 through December 31, 2012	$31.51	$38.55
January 1, 2013 through March 31, 2013	$38.25	$50.77
April 1, 2013 through June 30, 2013	$40.42	$50.36
July 1, 2013 through September 30, 2013	$38.70	$45.61
October 1, 2013 through December 31, 2013	$38.93	$44.09

DISTRIBUTIONS OF AVAILABLE CASH

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64
January 1, 2013 through March 31, 2013	$0.64
April 1, 2013 through June 30, 2013	$0.65
July 1, 2013 through September 30, 2013	$0.65
October 1, 2013 through December 31, 2013	$0.65

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

Common Unit Purchases for the quarter ended December 31, 2013

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2013.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
October	667	$40.99	667	11,339
November	667	$42.58	667	10,672
December	667	$42.74	667	10,005

	2,001	$42.10	2,001

        During the three months ended December 31, 2013, we purchased 2,001 common units, with $84,242 of aggregate market value, in the open market pursuant to an amended purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. The current amended purchase program allows us to purchase in future periods up to 10,005 common units, in the aggregate, through the amended purchase program's scheduled termination date of April 1, 2015.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended December 31, 2013, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Years ended December 31,
	2013(1)	2012(1)	2011(2)	2010	2009
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$158,886	$156,239	$152,292	$150,899	$142,547
Direct operating costs and expenses	(69,390)	(65,964)	(64,498)	(64,696)	(64,968)
Direct general and administrative expenses	(3,911)	(4,810)	(4,703)	(3,159)	(3,242)
Allocated general and administrative expenses	(10,963)	(10,780)	(10,466)	(10,311)	(10,040)
Allocated insurance expense	(3,763)	(3,590)	(3,290)	(3,185)	(2,900)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)	(1,250)	(1,237)
Depreciation and amortization	(29,568)	(28,260)	(27,654)	(27,869)	(26,306)
Gain (loss) on disposition of assets	(1,294)	—	9,576	(765)	1
Impairment of goodwill	—	—	—	(8,465)	—
Earnings (loss) from unconsolidated affiliates	(321)	558	113	—	—

Operating income	38,426	42,143	50,120	31,199	33,855
Other income (expenses):
Interest expense	(2,712)	(2,855)	(2,457)	(3,397)	(6,041)
Amortization of deferred financing costs	(975)	(767)	(1,055)	(598)	(598)
Foreign currency transaction gain (loss)	(13)	51	(88)	38	36

Net earnings	34,726	38,572	46,520	27,242	27,252
Less—earnings allocable to general partner interest including incentive distribution rights	(5,929)	(5,157)	(4,415)	(3,017)	(2,451)

Net earnings allocable to limited partners	$28,797	$33,415	$42,105	$24,225	$24,801

Net earnings per limited partner unit—basic	$1.90	$2.31	$2.92	$1.69	$1.99

Net earnings per limited partner unit—diluted	$1.90	$2.31	$2.91	$1.68	$1.99

Other Financial Data:
Net cash provided by operating activities	$64,235	$64,311	$66,091	$65,336	$72,045
Net cash used in investing activities	$(119,958)	$(85,731)	$(18,566)	$(37,508)	$(37,742)
Net cash provided by (used in) financing activities	$52,192	$20,964	$(45,605)	$(29,056)	$(32,534)
Cash distributions declared per common unit attributable to the period	$2.59	$2.55	$2.48	$2.41	$2.36
Balance Sheet Data (at period end):
Property, plant and equipment, net	$407,045	$427,701	$431,782	$452,402	$459,598
Investments in unconsolidated affiliates	$211,605	$105,164	$25,875	$—	$—
Total assets	$648,432	$569,801	$514,104	$514,306	$515,535
Long-term debt	$212,000	$184,000	$120,000	$122,000	$165,000
Partners' equity	$408,467	$348,737	$351,876	$344,816	$303,125

(1)
At December 31, 2013 and 2012, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $485 million. BOSTCO is located on the Houston Ship Channel and began commercial operations in the fourth quarter of 2013. (See Note 8 of Notes to consolidated financial statements).

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

OVERVIEW

        We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne Inc. At December 31, 2013, our operations are composed of:

  •
  A 42.5%, general voting, Class A Member ("ownership") interest in Battleground Oil Specialty Terminal Company LLC ("BOSTCO"). BOSTCO is a new fully subscribed, 7.1 million barrel terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. BOSTCO began initial commercial operation in the fourth quarter of 2013, with final completion of the 7.1 million barrels of storage capacity and related infrastructure scheduled for the fourth quarter of 2014.

  •
  eight refined product terminals located in Florida, with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to Marathon Petroleum Company LLC, Morgan Stanley Capital Group and other distribution and marketing companies;

  •
  a 67-mile interstate refined products pipeline, which we refer to as the Razorback pipeline, that transports gasoline and distillates for Morgan Stanley Capital Group from our two refined product terminals, one located in Mount Vernon, Missouri and the other located in Rogers, Arkansas, which we refer to as our Razorback terminals. These terminals have an aggregate active storage capacity of approximately 406,000 barrels;

  •
  one crude oil terminal located in Cushing, Oklahoma, with aggregate active storage capacity of approximately 1.0 million barrels, that provides integrated terminaling services to Morgan Stanley Capital Group;

  •
  one refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 158,000 barrels, that provides integrated terminaling services to Shell Oil Products U.S.;

  •
  one refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 919,000 barrels that provides integrated terminaling services to Nieto Trading, B.V., PMI Trading Ltd, Valero Marketing and Supply Company and other distribution and marketing companies;

  •
  a 16-mile LPG pipeline, which we refer to as the Diamondback pipeline, that extends from our Brownsville, Texas facility to the U.S. border. At the U.S. border the Diamondback pipeline connects to a pipeline and storage terminal in Matamoros, Mexico, owned by Nieto Trading, B.V.;

  •
  a pipeline leased from the Seadrift Pipeline Corporation, which we refer to as the Ella-Brownsville pipeline. The pipeline transports LPG from two points of origin to our terminal in Brownsville: from Exxon King Ranch in Kleberg County, Texas 121 miles to Brownsville and an additional 11 miles beginning near the Exxon King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas;

  •
  a 50/50 joint venture with PMI, an indirect subsidiary of PEMEX, for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.5 million barrels that provides services to PMI Trading Ltd and other distribution and marketing companies;

  •
  twelve refined product terminals located along the Mississippi and Ohio rivers ("River terminals") with aggregate active storage capacity of approximately 2.6 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero Marketing and Supply Company and other distribution and marketing companies; and

  •
  twenty-two refined product terminals located along the Colonial and Plantation pipelines ("Southeast terminals") with aggregate active storage capacity of approximately 10 million barrels that provides integrated terminaling services to Morgan Stanley Capital Group and the United States government.

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

        We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne Inc. Effective September 1, 2006, Morgan Stanley Capital Group purchased all of the issued and outstanding capital stock of TransMontaigne Inc. As a result of Morgan Stanley's acquisition of TransMontaigne Inc., Morgan Stanley became the indirect owner of our general partner. TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 19.3% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        Taken together, Morgan Stanley Capital Group and TransMontaigne Inc. is our largest customer and our agreements with them provide a substantial majority of our revenues, representing approximately 64%, 69% and 69% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Our revenue from Morgan Stanley Capital Group and TransMontaigne Inc. is primarily earned pursuant to terminaling services agreements with Morgan Stanley Capital Group relating to our Florida terminals and the Razorback terminals and our Southeast terminals. In the aggregate, these agreements accounted for approximately 59.1% of our revenue for the year ended December 31, 2013. See Item 1. "Business—Terminaling Services Agreements" in this Form 10-K for additional descriptions of these agreements.

UNCERTAINTY REGARDING OUR RELATIONSHIP WITH MORGAN STANLEY

        Morgan Stanley Capital Group, which is our largest customer by volume and revenue, owns TransMontaigne Inc. and our general partner and controls TransMontaigne Partners. Morgan Stanley previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc. Although we cannot predict whether or when any transaction may be consummated, if Morgan Stanley consummates a transaction involving a sale or other disposition of its interest in TransMontaigne Inc., the transaction would result in a change in control of TransMontaigne Partners because TransMontaigne Inc. indirectly owns and controls our general partner. If a change of control transaction is consummated, we cannot predict whether Morgan Stanley will continue to be a significant customer of our services or would seek to assign some or all of its terminaling services agreements to the acquirer of Morgan Stanley's interests in TransMontaigne Inc. and TransMontaigne Partners.

        Furthermore, if a change of control transaction does occur, we cannot predict whether the acquirer of Morgan Stanley's interests in TransMontaigne Inc. will continue to utilize our facilities and services at the same level as Morgan Stanley has in the past. Similarly, we cannot predict whether any such acquirer might seek to modify or terminate any of our existing revenue agreements or determine not to renew such agreements as they expire. In any such case, if the revenue we derive in respect of services we currently provide to Morgan Stanley are materially reduced, we would need to seek new or expanded terminaling relationships with new customers or existing customers and we cannot be certain that we would be able to replace all or any of the revenues that might be lost on a timely basis.

        The Omnibus Agreement expires on the earlier to occur of TransMontaigne Inc. ceasing to control our general partner or at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. We cannot predict whether an acquirer of TransMontaigne Inc. or our general partner will seek to terminate, amend or modify the terms of the omnibus agreement. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by TransMontaigne Inc. and its affiliates under the Omnibus Agreement, our financial condition and results of operations could be materially adversely affected.

        Although the possibility of a change of control transaction has created significant uncertainty that may adversely affect our business in the near future, management believes that a change of control transaction could benefit our business in the longer term. As discussed in more detail in Part 1A. "Risk Factors" and below, since 2008, our business has been subject to significant uncertainty and constraints on our ability to undertake significant capital transactions stemming from the regulatory environment affecting Morgan Stanley as a result of its status as a financial holding company under the Bank Holding Company Act. As a result, a change of control transaction could serve to reduce or eliminate the impacts of this uncertain and changing regulatory environment on our business to the extent if TransMontaigne Partners ceases to be subject to consolidated regulation and supervision by the FRB, following the consummation of such transaction.

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

        Morgan Stanley's decision regarding limitations on its approval of acquisitions or investments that we may propose is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the BHC Act, as amended by the Dodd-Frank Act, and consolidated supervision by the Board of Governors of the FRB, including uncertainty surrounding the application of regulations under the BHC Act affecting the acquisition and ownership of non-financial business activities. In particular, as a result of the Dodd-Frank Act (including the recently adopted Volcker Rule), Morgan Stanley is subject to significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and any plans for expansion of those businesses and to limitations on engaging in new business activities which, in turn, affect TransMontaigne Partners by virtue of Morgan Stanley having control of our business activities through its indirect ownership of our general partner. The Dodd-Frank Act and the mandates it includes for further regulatory actions are part of a trend to increase regulatory supervision of the financial industry. As a result of this trend, including further legislative or regulatory changes, Morgan Stanley's ability to own and operate our general partner or its business strategies with respect to operating our general partner and TransMontaigne Partners may change significantly in ways that we cannot currently predict with certainty. Although a change of control transaction with a party that is not subject to regulation and supervision by the FRB would serve to reduce or eliminate the impacts of this uncertain and changing regulatory environment on our business, until such a change of control transaction, if any, is completed, we will continue to be subject to these regulatory uncertainties.

SIGNIFICANT DEVELOPMENTS

        Potential Change in Control of Partners.    On December 20, 2013, Morgan Stanley announced that it is exploring strategic options for its ownership in TransMontaigne Inc., which is the indirect parent of TransMontaigne GP, our general partner. While there can be no assurance as to the form of any transaction, it may include a sale or other disposition of either TransMontaigne GP or TransMontaigne Inc., either of which would result in a change in control of TransMontaigne Partners.

        Investment in BOSTCO.    On December 20, 2012, we acquired a 42.5% ownership interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involves construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity at an estimated cost of approximately $431 million. BOSTCO's docks will benefit from one of the deepest vessel drafts and nearest access points in the Houston Ship

Channel and will be well positioned to capitalize on increasing exports of petroleum related products. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure is scheduled for early 2014.

        On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $54 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000-barrel, ultra-low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 25,000 barrels per hour. Work on the approximately 900,000- barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $485 million. We expect our total payments for the initial and the approved expansion projects to be approximately $215 million, which we plan to fund utilizing borrowings under our credit facility.

        We received our first distribution from BOSTCO during the first quarter of 2014, and we expect our distributions from BOSTCO to increase throughout 2014 as tanks come on-line.

        Equity Offering.    On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP, our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest. The net proceeds from the offering and cash contribution were used to repay outstanding borrowings under our credit facility.

        Contract Developments.    On July 16, 2013, we entered into amendments to our terminaling services agreements with Morgan Stanley Capital Group covering our Southeast terminals and Florida and Midwest terminals. The termination date of the terminaling services agreement covering our Southeast terminals was extended from December 31, 2014, and will now continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. The Southeast terminaling services agreement was renewed at the same throughput rates and minimum throughput commitment as the existing agreement.

        The terminaling services agreement covering our Florida and Midwest terminals was amended to extend the original termination date from May 31, 2014, and will now continue in effect unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals, subject to certain early termination rights granted to us. In addition, Morgan Stanley Capital Group and TransMontaigne Inc. agreed to surrender their rights of first refusal under the Florida and Midwest terminaling services agreement with respect to any storage capacity under the agreement that terminates or is not renewed following the effective date of the amendment. Under the amended agreement with Morgan Stanley Capital Group, the Florida light oil terminaling capacity was renewed at the same throughput rates and minimum throughput commitment as our existing agreement. The portion of our existing agreement relating to the Florida tanks presently dedicated to bunker fuels and our Mount Vernon, Missouri and Rogers, Arkansas terminals, which we refer to as our Razorback terminals, was not renewed.

        On January 10, 2014, we entered into a ten year capacity lease agreement with Magellan Pipeline Company, L.P., effective March 1, 2014, covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. The existing agreement for these facilities with Morgan Stanley Capital Group terminated effective February 28, 2014. We expect this new agreement will generate approximately the same total annual revenue as the Morgan Stanley Capital Group agreement.

        On February 12, 2014, we entered into a two year terminaling services agreement with Chemoil Corporation for all of the bunker fuel storage capacity at our Port Everglades North, Florida and Fisher Island, Florida terminals. The agreement provides Chemoil Corporation the option to extend for an additional three years. The agreement will replace Morgan Stanley Capital Group as the bunker fuels customer at these two terminals effective June 1, 2014.

        The existing Florida bunker fuels agreement with Morgan Stanley Capital Group at our Port Manatee, Florida and Cape Canaveral, Florida terminals will terminate on May 31, 2014. For the year ended December 31, 2013, the revenues attributable to these two Florida terminals' bunker fuels tanks were approximately 2.7% of our total revenue. We are currently in the process of identifying other parties to re-contract this capacity, however, at this time we are unsure if we will be successful in our re-contracting efforts.

        On July 16, 2013, we entered into an amendment to our omnibus agreement with TransMontaigne Inc., our general partner and our subsidiaries, TransMontaigne Operating GP and TransMontaigne Operating Company L.P. The amendment extended the termination date of the omnibus agreement from December 31, 2014 to the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. The amendment did not change the fee structure and reimbursement provisions payable by us under the omnibus agreement. Under the amendment, TransMontaigne Inc. agreed to waive its existing right of first refusal on Partners' assets and terminaling capacity such that in the event TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the right of first refusal with respect to the applicable storage capacity thereunder terminates.

        On January 1, 2013, we entered into a five year terminaling and transportation services agreement with Nieto Trading, B.V. ("Nieto"). Under this agreement, Nieto agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that resulted in minimum revenue to us of approximately $6.3 million for the year ended December 31, 2013. In exchange for Nieto's minimum throughput commitment, we agreed to provide Nieto approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Effective April 1, 2013 we entered into a new three-year terminaling services agreement with Valero Marketing and Supply Company for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with Valero Marketing and Supply Company, which expired March 31, 2013, committed them to approximately 1.1 million barrels of light refined product storage capacity. Based on the terms of the new agreement, we expect our firmly committed annual revenues to decrease by approximately $5.6 million at our River terminals unless, and until, we are able to re-contract any excess storage capacity not used under the new terminaling services agreement.

        Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days' prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.

        The terminaling services agreement at our Fisher Island terminal with TransMontaigne Inc. expired December 31, 2013. This agreement committed approximately 185,000 barrels of fuel oil capacity and resulted in minimum annual revenue to us of approximately $1.8 million. We are currently in the process of identifying other parties to re-contract this capacity, however, at this time we are unsure if we will be successful in our re-contracting efforts.

        Effective September 17, 2013, we entered into a new five year terminaling services agreement with a third party customer for all 760,000 barrels of product storage capacity at our Tampa, Florida terminal. The agreement provides the third party customer with the option to extend for two additional five year renewal terms. The agreement replaced Morgan Stanley Capital Group as the customer at our Tampa terminal, is anticipated to generate a similar amount of annual revenue, and diversifies our customer base in the Florida region.

        On December 20, 2013, Morgan Stanley Capital Group provided us twenty-four months' prior notice that it will terminate its portion of the Southeast terminaling services agreement with respect to our Collins/Purvis terminal on December 31, 2015. Our firmly committed annual revenues under the Southeast terminaling services agreement with respect to the Collins/Purvis terminal are approximately $9.2 million. We are currently in the process of identifying other parties to re-contract this capacity, and, at this time we are unsure of how successful our re-contracting efforts will be. However, we currently believe there is adequate demand for the use of the Collins/Purvis terminal tanks, and we expect to re-contract some or all of the tanks at similar or greater revenue amounts.

        See "Item 1A. Risk Factors," in this Form 10-K for further discussion of our re-contracting risks.

        Sale of our Mexico Operations.    Effective August 8, 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million. The Mexico operations consisted of a 7,000 barrel liquefied petroleum gas storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. The net carrying amount of the Mexico operations was approximately $3.4 million, which was in excess of the net cash proceeds, resulting in an approximate $1.3 million loss on disposition of assets. We anticipate that the sale will allow the third party buyer to increase its operations in Northern Mexico, which will then enhance the throughput volume at our Brownsville terminals and the volume transported over our U.S. Diamondback pipeline system.

        Distributions.    On January 14, 2013, we announced a distribution of $0.64 per unit for the period from October 1, 2012 through December 31, 2012, and we paid the distribution on February 7, 2013 to unitholders of record on January 31, 2013.

        On April 16, 2013, we announced a distribution of $0.64 per unit for the period from January 1, 2013 through March 31, 2013, and we paid the distribution on May 7, 2013 to unitholders of record on April 30, 2013.

        On July 15, 2013, we announced a distribution of $0.65 per unit for the period from April 1, 2013 through June 30, 2013, and we paid the distribution on August 8, 2013 to unitholders of record on July 31, 2013.

        On October 14, 2013, we announced a distribution of $0.65 per unit for the period from July 1, 2013 through September 30, 2013, and we paid the distribution on November 7, 2013 to unitholders of record on October 31, 2013.

        On January 13, 2014, we announced a distribution of $0.65 per unit for the period from October 1, 2013 through December 31, 2013, and we paid the distribution on February 11, 2014 to unitholders of record on January 31, 2014.

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

        Pipeline Transportation Fees.    We earned pipeline transportation fees on our Razorback pipeline, Diamondback pipeline and the Ella-Brownsville pipeline, which in January 2013 we began leasing from a third party, based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission, or FERC, regulates the tariff on the Razorback, Diamondback and Ella-Brownsville pipelines.

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

        Accrued Environmental Obligations.    At December 31, 2013, we have an accrued liability of approximately $2.0 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

        Goodwill.    Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 18 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units' fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2013. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre-existing management and back office capabilities (that is, a market participant synergy). At December 31, 2013 we discounted the estimated net cash flows at an assumed market participant weighted average cost of capital of approximately 9.7%. The aggregate fair value of our reporting units was reconciled to the fair value of our partners' equity.

        At December 31, 2013, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2013 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2013 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Terminaling services fees, net	$118,585	$119,465	$116,353
Pipeline transportation fees	7,600	5,656	4,746
Management fees and reimbursed costs	6,281	5,806	3,899
Other	26,420	25,312	27,294

Revenue	$158,886	$156,239	$152,292

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$56,297	$57,752	$57,027
Midwest terminals and pipeline system	11,561	10,553	7,857
Brownsville terminals	24,900	18,614	19,850
River terminals	10,955	14,161	12,672
Southeast terminals	55,173	55,159	54,886

Revenue	$158,886	$156,239	$152,292

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

	Terminaling Services Fees, Net, by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$47,143	$47,692	$46,699
Midwest terminals and pipeline system	7,926	5,381	3,784
Brownsville terminals	7,412	6,398	9,133
River terminals	10,093	13,219	12,244
Southeast terminals	46,011	46,775	44,493

Terminaling services fees, net	$118,585	$119,465	$116,353

        The decrease in terminaling services fees, net for the year ended December 31, 2013 as compared to the year ended December 31, 2012 includes a decrease in terminaling service fees, net of approximately $4.0 million at our River terminals resulting from a new terminaling services agreement with a third-party customer. Effective April 1, 2013 we entered into a new three-year terminaling services agreement with a third-party customer for minimum monthly throughput commitments of approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. The new agreement provides for additional revenues to be earned for excess throughput amounts and for ancillary services. Our previous agreement with the same third-party customer, which expired March 31, 2013, committed to that customer approximately 1.1 million barrels of light refined product storage capacity. The above decrease has been partially offset by an increase in terminaling service fees, net of approximately $2.5 million at our Midwest terminals resulting from newly constructed tank capacity placed into service during August of 2012 at our Cushing, Oklahoma facility.

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

        Included in terminaling services fees, net for the years ended December 31, 2013, 2012 and 2011 are amounts recognized from agreements with Morgan Stanley Capital Group of approximately $81.4 million, $81.1 million and $77.6 million, respectively, and TransMontaigne Inc. of approximately $1.9 million, $3.0 million and $3.5 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Firm commitments:
External customers	$31,234	$32,412	$32,744
Affiliates	83,328	84,347	81,190

Total	114,562	116,759	113,934

Variable:
External customers	3,969	2,814	2,585
Affiliates	54	(108)	(166)

Total	4,023	2,706	2,419

Terminaling services fees, net	$118,585	$119,465	$116,353

        At December 31, 2013, the remaining terms on the terminaling services agreements that generated "firm commitments" for the year ended December 31, 2013 were as follows (in thousands):

At December 31, 2013
Remaining minimum terms on terminaling services agreements that generated "firm commitments:"
Less than 1 year remaining	$20,454
1 year or more, but less than 3 years remaining	78,170
3 years or more, but less than 5 years remaining	10,976
5 years or more remaining	4,962

Total firm commitments for the year ended December 31, 2013	$114,562

        Pipeline Transportation Fees.    We earn pipeline transportation fees at our Razorback, Diamondback and Ella-Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella-Brownsville pipeline from a third party in January 2013. The Federal Energy

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,361	1,876	1,948
Brownsville terminals	6,239	3,780	2,798
River terminals	—	—	—
Southeast terminals	—	—	—

Pipeline transportation fees	$7,600	$5,656	$4,746

        Included in pipeline transportation fees for the years ended December 31, 2013, 2012 and 2011 are fees charged to Morgan Stanley Capital Group of approximately $1.4 million, $1.9 million and $1.9 million, respectively, and TransMontaigne Inc. of approximately $nil, $3.8 million and $2.8 million, respectively.

        In November of 2013 there was a fire that shut down Exxon's King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of liquefied petroleum gas ("LPG") to our third party customer who has contracted for the use of our Ella-Brownsville and Diamondback pipelines and the LPG storage capacity at our Brownsville terminals. We anticipate that Exxon's King Ranch plant will not be able to supply LPG to our customer until possibly the third quarter of 2014. At this time we are unsure what the outcome of these events on operations will be, however, we anticipate pipeline transportation fees to possibly decline at our Brownsville terminals while Exxon's King Ranch plant is out of commission.

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

	Management Fees and Reimbursed Costs by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$288	$288	$75
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	5,993	5,518	3,824
River terminals	—	—	—
Southeast terminals	—	—	—

Management fees and reimbursed costs	$6,281	$5,806	$3,899

        Included in management fees and reimbursed costs for the years ended December 31, 2013, 2012 and 2011 are fees charged to Frontera of approximately $3.7 million, $3.4 million and $1.9 million, respectively.

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

	Principal Components of Other Revenue
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Product gains	$14,788	$16,136	$18,686
Steam heating fees	4,011	3,473	4,380
Product transfer services	1,511	1,166	1,110
Railcar handling	648	533	617
Other	5,462	4,004	2,501

Other revenue	$26,420	$25,312	$27,294

        For the years ended December 31, 2013, 2012 and 2011, we sold approximately 159,000, 161,000 and 208,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $117, $121 and $118 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2013 and 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.8 million and $3.4 million, respectively, representing our rebate liability.

        Included in other revenue for the years ended December 31, 2013, 2012 and 2011 are amounts charged to Morgan Stanley Capital Group of approximately $16.3 million, $17.1 million and $18.9 million, respectively, and TransMontaigne Inc. of approximately $0.1 million, $0.1 million and $0.1 million, respectively.

        The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$8,866	$9,772	$10,253
Midwest terminals and pipeline system	2,274	3,296	2,125
Brownsville terminals	5,256	2,918	4,095
River terminals	862	942	428
Southeast terminals	9,162	8,384	10,393

Other revenue	$26,420	$25,312	$27,294

ANALYSIS OF COSTS AND EXPENSES

        The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Wages and employee benefits	$24,070	$22,957	$22,410
Utilities and communication charges	7,690	6,972	7,973
Repairs and maintenance	20,439	21,440	20,614
Office, rentals and property taxes	9,017	6,669	6,562
Vehicles and fuel costs	1,394	1,306	1,448
Environmental compliance costs	2,705	2,978	3,264
Other	4,075	3,642	2,227

Direct operating costs and expenses	$69,390	$65,964	$64,498

        The increase in office, rentals and property taxes for the year ended December 31, 2013, as compared to the year ended December 31, 2012, includes an increase in rental expense of approximately $2.1 million at our Brownsville terminals for the Ella-Brownsville pipeline lease beginning in January 2013.

        The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses by Business Segment
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast terminals	$20,531	$21,586	$20,425
Midwest terminals and pipeline system	2,912	1,976	1,329
Brownsville terminals	15,975	11,584	12,746
River terminals	7,866	9,171	8,586
Southeast terminals	22,106	21,647	21,412

Direct operating costs and expenses	$69,390	$65,964	$64,498

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were approximately $3.9 million, $4.8 million and $4.7 million, respectively.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were approximately $11.0 million, $10.8 million and $10.5 million, respectively.

        Allocated insurance expense include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses for the years ended December 31, 2013, 2012 and 2011 were approximately $3.8 million, $3.6 million and $3.3 million, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.3 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

        Depreciation and amortization expenses for the years ended December 31, 2013, 2012 and 2011 were approximately $29.6 million, $28.3 million and $27.7 million, respectively.

        The accompanying consolidated financial statements for the year ended December 31, 2013 include a loss of approximately $1.3 million recognized on the sale of our Mexico operations to an unaffiliated third party effective August 8, 2013 (see Note 3 of Notes to consolidated financial statements). The loss was measured as the difference between the net carrying amount of the Mexico operations and net cash proceeds received from the sale.

        The accompanying consolidated financial statements for the year ended December 31, 2011 include a gain of approximately $9.6 million recognized on the deconsolidation of assets transferred to the Frontera joint venture effective April 1, 2011 (see Note 3 of Notes to consolidated financial statements). The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley, to the extent that Morgan Stanley does not complete a change of control transaction in the near future and continues to indirectly control our general partner; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments, a possible change in control transaction and the potential impacts of such events is set forth under the captions "Item 1A. Risk Factors" and "Uncertainty Regarding Our Relationship With Morgan Stanley" and "Regulatory Matters" in Item 7.

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

        Our capital expenditures for the year ended December 31, 2013 were approximately $13.8 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the year ended December 31, 2013 of approximately $108.2 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2014. At December 31, 2013, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $30 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $339.2 million at December 31, 2013). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO (the "Specified BOSTCO Investment"). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2013, our outstanding borrowings under the credit facility were $212 million.

        Under the credit facility, an event of default will occur if certain specified transactions occur that constitute a change of control with respect to TransMontaigne Inc., our general partner or the partnership, among others. Morgan Stanley has previously announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc., which would result in a change of control for purposes of the credit agreement. Accordingly, prior to the consummation of any such transaction, we will need to seek a waiver or amendment to our credit facility or a replacement financing arrangement. We cannot be certain that we will be successful or, if successful, that any such waiver or amendment to our credit facility, or replacement financing arrangement will be available on favorable terms or without material additional costs to the partnership.

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

	Three months ended
					Twelve months ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$20,067	$17,202	$15,745	$18,386	$71,400
Consolidated funded indebtedness					$212,000
Total leverage ratio					2.97x
Consolidated EBITDA for the interest coverage ratio	$20,067	$17,202	$15,745	$18,386	$71,400
Consolidated interest expense, as stipulated in the credit facility	$719	$784	$532	$677	$2,712
Interest coverage ratio					26.33x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$20,067	$17,202	$15,745	$18,386	$71,400
Consolidated interest expense	(719)	(784)	(532)	(677)	(2,712)
Utility deposits returned	—	—	135	—	135
Amortization of deferred revenue	(1,106)	(1,079)	(793)	(694)	(3,672)
Amounts due under long-term terminaling services agreements, net	294	349	353	(204)	792
Change in operating assets and liabilities	(7,293)	5,551	(1,172)	1,206	(1,708)

Cash flows provided by operating activities	$11,243	$21,239	$13,736	$18,017	$64,235

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

        Contractual Obligations and Contingencies.    We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2013 are as follows (in thousands):

	Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Additions to property, plant and equipment under contract	$6,748	$—	$—	$—	$—	$—
Operating leases—property and equipment	3,625	3,841	3,953	2,983	588	3,891
Long-term debt	—	—	212,000	—	—	—
Interest expense on debt(1)	5,724	5,724	1,082	—	—	—

Total contractual obligations to be settled in cash	$16,097	$9,565	$217,035	$2,983	$588	$3,891

(1)
Assumes that our outstanding long-term debt at December 31, 2013 remains outstanding until its maturity date under our credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2013, which is 2.7% per year.

        Off-Balance Sheet Arrangements.    At December 31, 2013 our outstanding letters of credit were approximately $nil.

        See Notes 2, 8, 10, 11, 12, 14 and 15 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At December 31, 2013, we had outstanding borrowings of $212 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2013 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.1 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the years ended December 31, 2013, 2012 and 2011, we sold approximately 159,000, 161,000 and 208,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $117, $121 and $118 per barrel, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member
TransMontaigne GP L.L.C.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 11, 2014

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,263	$6,745
Trade accounts receivable, net	6,427	5,035
Due from affiliates	2,257	3,035
Other current assets	3,478	4,579

Total current assets	15,425	19,394
Property, plant and equipment, net	407,045	427,701
Goodwill	8,485	8,736
Investments in unconsolidated affiliates	211,605	105,164
Other assets, net	5,872	8,806

	$648,432	$569,801

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$5,717	$10,810
Accrued liabilities	16,189	15,606

Total current liabilities	21,906	26,416
Other liabilities	6,059	10,648
Long-term debt	212,000	184,000

Total liabilities	239,965	221,064

Partners' equity:
Common unitholders (16,124,566 and 14,457,066 units issued and outstanding at December 31, 2013 and 2012, respectively)	350,505	292,648
General partner interest (2% interest with 329,073 and 295,042 equivalent units outstanding at December 31, 2013 and 2012, respectively)	57,962	56,564
Accumulated other comprehensive loss	—	(475)

Total partners' equity	408,467	348,737

	$648,432	$569,801

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income

(In thousands, except per unit amounts)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Revenue:
External customers	$54,045	$45,749	$45,576
Affiliates	104,841	110,490	106,716

Total revenue	158,886	156,239	152,292

Operating costs and expenses and other:
Direct operating costs and expenses	(69,390)	(65,964)	(64,498)
Direct general and administrative expenses	(3,911)	(4,810)	(4,703)
Allocated general and administrative expenses	(10,963)	(10,780)	(10,466)
Allocated insurance expense	(3,763)	(3,590)	(3,290)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(29,568)	(28,260)	(27,654)
Gain (loss) on disposition of assets	(1,294)	—	9,576
Earnings (loss) from unconsolidated affiliates	(321)	558	113

Total operating costs and expenses and other	(120,460)	(114,096)	(102,172)

Operating income	38,426	42,143	50,120
Other income (expenses):
Interest expense	(2,712)	(2,855)	(2,457)
Amortization of deferred financing costs	(975)	(767)	(1,055)
Foreign currency transaction gain (loss)	(13)	51	(88)

Total other expenses, net	(3,700)	(3,571)	(3,600)

Net earnings	34,726	38,572	46,520
Other comprehensive income (loss)—foreign currency translation adjustments	83	191	(317)

Comprehensive income	$34,809	$38,763	$46,203

Net earnings	$34,726	$38,572	$46,520
Less—earnings allocable to general partner interest including incentive distribution rights	(5,929)	(5,157)	(4,415)

Net earnings allocable to limited partners	$28,797	$33,415	$42,105

Net earnings per limited partner unit—basic	$1.90	$2.31	$2.92

Net earnings per limited partner unit—diluted	$1.90	$2.31	$2.91

Weighted average limited partner units outstanding—basic	15,171	14,441	14,442

Weighted average limited partner units outstanding—diluted	15,176	14,448	14,457

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity

(Dollars in thousands)

	Common units	General partner interest	Accumulated other comprehensive loss	Total
Balance January 1, 2011	$289,632	$55,533	$(349)	$344,816
Distributions to unitholders	(35,575)	(3,926)	—	(39,501)
Deferred equity-based compensation related to restricted phantom units	419	—	—	419
Purchase of 13,652 common units by our long-term incentive plan and from affiliate	(529)	—	—	(529)
Acquisition of Pensacola Terminal from TransMontaigne Inc. in exchange for $12.8 million	—	468	—	468
Issuance of 11,392 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2011	42,105	4,415	—	46,520
Other comprehensive income—foreign currency translation adjustments	—	—	(317)	(317)

Balance December 31, 2011	296,052	56,490	(666)	351,876

Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income—foreign currency translation adjustments	—	—	191	191

Balance December 31, 2012	292,648	56,564	(475)	348,737

Proceeds from offering of 1,667,500 common units, net of underwriters' discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Deferred equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392

Balance December 31, 2013	$350,505	$57,962	$—	$408,467

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net earnings	$34,726	$38,572	$46,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,568	28,260	27,654
Loss (gain) on disposition of assets	1,294	—	(9,576)
Loss (earnings) from unconsolidated affiliates	321	(558)	(113)
Distributions from unconsolidated affiliates	1,467	1,435	852
Deferred equity-based compensation	337	398	419
Amortization of deferred financing costs	975	767	1,055
Amortization of deferred revenue	(3,672)	(4,624)	(4,508)
Amounts due under long-term terminaling services agreements, net	792	552	(579)
Unrealized gain on derivative instrument	—	—	(1,250)
Utility deposits returned	135	—	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,518)	(640)	2,083
Due from affiliates	778	1,662	1,497
Other current assets	472	203	2,188
Trade accounts payable	(2,322)	2,623	(1,580)
Due to affiliates	—	—	(89)
Accrued liabilities	882	(4,339)	1,518

Net cash provided by operating activities	64,235	64,311	66,091

Cash flows from investing activities:
Acquisition of terminal facilities	—	—	(12,781)
Investments in unconsolidated affiliates	(108,229)	(80,166)	(1,021)
Capital expenditures	(13,838)	(23,565)	(41,173)
Proceeds in return for contribution of assets to unconsolidated affiliate	—	—	25,593
Proceeds from sale of assets	2,109	18,000	10,816

Net cash used in investing activities	(119,958)	(85,731)	(18,566)

Cash flows from financing activities:
Net proceeds from issuance of common units	68,774	—	—
Contribution of cash by TransMontaigne GP	1,474	—	—
Borrowings of debt under credit facility	168,500	147,000	80,343
Repayments of debt under credit facility	(140,500)	(83,000)	(82,343)
Deferred debt issuance costs	—	(736)	(3,575)
Distributions paid to unitholders	(45,471)	(41,846)	(39,501)
Purchase of common units by our long-term incentive plan and from affiliate	(585)	(454)	(529)

Net cash provided by (used in) financing activities	52,192	20,964	(45,605)

Increase (decrease) in cash and cash equivalents	(3,531)	(456)	1,920
Foreign currency translation effect on cash	49	63	(135)
Cash and cash equivalents at beginning of period	6,745	7,138	5,353

Cash and cash equivalents at end of period	$3,263	$6,745	$7,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,604	$2,886	$3,865

Property, plant and equipment acquired with accounts payable	$718	$3,473	$3,044

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2013, 2012 and 2011

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, owns all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley is the indirect owner of our general partner. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. At December 31, 2013, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 19.3% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $11.0 million, $10.8 million and $10.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$3.8 million, $3.6 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The accompanying consolidated financial statements also include reimbursement of amounts paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $1.3 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2013, 2012 and 2011, we recognized revenue of approximately $14.8 million, $16.1 million and $18.7 million, respectively, for net product gained. Within these amounts, approximately $12.7 million, $13.6 million and $16.8 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)  Accounting for derivative instruments

        Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheet as assets or liabilities. Changes in the fair value of our derivative instruments are recognized as a component of net earnings unless specific hedge accounting criteria are met.

        We did not have any derivative instruments during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $150.0 million. Our interest rate swap agreement expired in June 2011. The interest rate swap reduced our cash exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 2.2% and received an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. For the years ended December 31, 2013, 2012 and 2011, we recognized net payments to the counterparty of $nil, $nil and approximately $1.3 million, respectively.

        At the time we entered into the interest rate swap we did not designate it as a hedge, and therefore the change in the fair value of our interest rate swap is included in the consolidated statements of comprehensive income. During the years ended December 31, 2013, 2012 and 2011, we recognized unrealized gains in the amount of $nil, $nil and approximately $1.3 million, respectively, related to the estimated change in the fair value of the interest rate swap, which was recorded as a reduction to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect nonperformance risk.

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

Years ended December 31, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        On December 20, 2013, Morgan Stanley announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc., which is the indirect parent of TransMontaigne GP, our general partner. While there can be no assurance as to the form of any transaction, it may include a sale or other disposition of either TransMontaigne GP or TransMontaigne Inc., either of which would result in a change in control of Partners. Although a change of control transaction would serve to reduce or eliminate the impacts of the current Morgan Stanley imposed constraints on our expansion, until such a change of control transaction, if any, is completed, we will continue to be subject to these constraints and regulatory uncertainties for so long as Morgan Stanley continues to indirectly control our general partner.

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will continue in effect until the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties.

        Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2013, 2012 and 2011, the annual administrative fee paid to TransMontaigne Inc. was approximately $11.0 million, $10.8 million and $10.5 million, respectively. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the years ended December 31, 2013, 2012 and 2011, the annual insurance reimbursement paid to TransMontaigne Inc. was approximately $3.8 million, $3.6 million and $3.3 million, respectively. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the years ended December 31, 2013, 2012 and 2011, we reimbursed TransMontaigne Inc. and its affiliates approximately $1.3 million, $1.3 million and $1.3 million, respectively.

        The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

        At various points in time from December 31, 2013 and to May 31, 2014, the Razorback terminals and the Florida tanks presently dedicated to bunker fuels will no longer be subject to the terminaling services agreement with Morgan Stanley Capital Group, and we will no longer receive the revenue related to those tanks under this terminaling services agreement. The Razorback terminals and a large portion of the Florida bunker fuel capacity has been re-contracted with third parties in 2014 (see Note 20 of Notes to consolidated financial statements).

        Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group agreed to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $36.0 million, $37.1 million and $36.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity or for capacity that has been vacated by Morgan Stanley Capital Group.

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

        Terminaling services agreement—Fisher Island terminal.    We had a terminaling services agreement with TransMontaigne Inc. that expired on December 31, 2013. Under this agreement, TransMontaigne Inc. had agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $1.8 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. In exchange for its minimum throughput commitment, we had agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

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

        Terminaling services agreement—Brownsville LPG.    We had a terminaling services agreement with TransMontaigne Inc. relating to our Brownsville, Texas facilities that terminated on December 31, 2012. The storage capacity under this agreement is now under contract with a third party beginning January 1, 2013. Under this agreement, TransMontaigne Inc. had agreed to throughput at our Brownsville facilities certain minimum volumes of natural gas liquids that resulted in minimum revenue to us of approximately $1.3 million for each of the years ended December 31, 2012 and 2011, respectively. In exchange for TransMontaigne Inc.'s minimum throughput commitment, we had agreed to provide TransMontaigne Inc. approximately 33,000 barrels of storage capacity at our Brownsville facilities.

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or "Frontera", in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $3.7 million, $3.4 million and $1.9 million, respectively, of revenue related to this operations and reimbursement agreement.

        Terminaling services agreement—Southeast terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Southeast terminals. The terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least twenty-four months' prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months' prior notice to Morgan Stanley Capital Group.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $36.1 million, $35.4 million and $35.4 for the years ended December 31, 2013, 2012 and 2011, respectively; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of- service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals.

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

        On December 20, 2013, Morgan Stanley Capital Group provided us twenty-four months' prior notice that it will terminate its portion of the Southeast terminaling services agreement with respect to our Collins/Purvis terminal on December 31, 2015. This termination notice does not encompass the Collins/Purvis Additional Light Oil Tankage, which is part of a separate terminaling services agreement. Our firmly committed annual revenues under the Southeast terminaling services agreement with respect to the Collins/Purvis terminal are approximately $9.2 million.

        Terminaling services agreement—Collins/Purvis Additional Light Oil Tankage.    In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group for additional light oil tankage relating to our Collins/Purvis, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months' prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins/Purvis terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in-service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(2) TRANSACTIONS WITH AFFILIATES (Continued)

        Barge dock services agreement—Baton Rouge dock.    Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days' prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.

        If a force majeure event occurs that renders us unable to perform our obligations, Morgan Stanley Capital Group's obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, Morgan Stanley Capital Group may terminate its obligations under this agreement.

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Investment in BOSTCO.    On December 20, 2012, we acquired a 42.5%, general voting, Class A Member ("ownership") interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involves construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity at an estimated cost of approximately $431 million. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure is scheduled for early 2014.

        On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $54 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000-barrel, ultra-low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 25,000 barrels per hour. Work on the approximately 900,000- barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the fourth quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $485 million. We expect our total payments for the initial and the approved expansion projects to be approximately $215 million, which we plan to fund utilizing borrowings under our credit facility.

        Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO's business. Kinder Morgan is responsible for managing BOSTCO's day-to-day operations. Our 42.5% ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, as of December 20, 2012 we account for our investment in BOSTCO under the equity method of accounting.

        We originally initiated the BOSTCO project by acquiring approximately 190 acres of undeveloped land on the Houston Ship Channel in November 2010. During 2010 and 2011, we undertook the design,

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

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

        Disposition of Mexico operations.    Effective August 8, 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million, net of $0.2 million in bank accounts sold related to the Mexico operations. The Mexico operations consisted of a 7,000 barrel liquefied petroleum gas storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. The net carrying amount of the Mexico operations was approximately $3.4 million, which was in excess of the net cash proceeds, resulting in an approximate $1.3 million loss on disposition of assets. The accompanying consolidated financial statements exclude the assets, liabilities and results of the Mexico operations subsequent to August 8, 2013.

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

        The assets contributed to Frontera constitute a business that we no longer control. We accounted for the deconsolidation of these assets by recognizing a gain on disposition of assets of approximately $9.6 million in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2011. The gain was measured as the difference between the carrying amount of the contributed assets and the aggregate of the cash we received and the fair value of the 50% interest we retained in Frontera. The approximate $7.5 million carrying amount of goodwill associated with the contributed assets was disposed. The carrying amount of goodwill disposed was based on the relative fair values of the contributed assets and the portion of Brownsville assets retained by us independent of Frontera. The fair value of the contributed assets was determined based on the cash payment made by PMI to acquire a 50% interest in Frontera multiplied by two. The fair value of the assets retained in

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

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

        Acquisition of Pensacola terminal.    Effective as of March 1, 2011, we acquired from TransMontaigne Inc. its Pensacola, Florida refined petroleum products terminal with approximately 270,000 barrels of aggregate active storage capacity for a cash payment of approximately $12.8 million. The Pensacola terminal provides integrated terminaling services principally to a third party customer. The acquisition of the Pensacola terminal from TransMontaigne Inc. has been recorded at carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne Inc. controls our general partner, the difference between the consideration we paid to TransMontaigne Inc. and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated changes in partners' equity as an increase to the general partner's equity interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Pensacola Terminal from March 1, 2011.

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

        Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Trade accounts receivable	$6,527	$5,235
Less allowance for doubtful accounts	(100)	(200)

	$6,427	$5,035

        The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charged to expenses	Deductions	Balance at end of period
2013	$200	$—	$(100)	$100
2012	$200	$—	$—	$200
2011	$310	$—	$(110)	$200

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Morgan Stanley Capital Group	62%	64%	65%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	December 31, 2013	December 31, 2012
Amounts due from insurance companies	$1,722	$2,631
Additive detergent	1,718	1,603
Deposits and other assets	38	345

	$3,478	$4,579

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2013 and December 31, 2012, we have recognized amounts due from insurance companies of approximately $1.7 million and $2.6 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2013, we received reimbursements from insurance companies of approximately $0.9 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	December 31, 2013	December 31, 2012
Land	$52,519	$52,652
Terminals, pipelines and equipment	562,077	552,232
Furniture, fixtures and equipment	1,861	1,716
Construction in progress	2,730	4,652

	619,187	611,252
Less accumulated depreciation	(212,142)	(183,551)

	$407,045	$427,701

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(7) GOODWILL

        Goodwill is as follows (in thousands):

	December 31, 2013	December 31, 2012
Brownsville terminals	$8,485	$8,736

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

        At December 31, 2013 and 2012, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2013 and 2012 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2013 and 2012, respectively, for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

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

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2013 and 2012, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $485 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities (see Note 3 of Notes to consolidated financial statements).

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership December 31,		Carrying value (in thousands) December 31,
	2013	2012	2013	2012
BOSTCO	42.5%	42.5%	$186,181	$78,930
Frontera	50%	50%	25,424	26,234

Total investments in unconsolidated affiliates			$211,605	$105,164

        At December 31, 2013 and 2012, our investment in BOSTCO includes approximately $3.6 million and $0.1 million, respectively, of excess investment related to capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
BOSTCO	$(826)	$—	$—
Frontera	505	558	113

Total earnings from unconsolidated affiliates	$(321)	$558	$113

        Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
BOSTCO	$108,077	$78,930	$—
Frontera	152	1,236	1,021

Additional capital investments in unconsolidated affiliates	$108,229	$80,166	$1,021

        Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
BOSTCO	$—	$—	$—
Frontera	1,467	1,435	852

Cash distributions from unconsolidated affiliates	$1,467	$1,435	$852

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO December 31,		Frontera December 31,
	2013	2012	2013	2012
Current assets	$30,776	$21	$4,465	$4,209
Long-term assets	458,707	231,537	47,691	50,013
Current liabilities	(66,469)	(52,233)	(1,308)	(1,754)
Long-term liabilities	—	—	—	—

Net assets	$423,014	$179,325	$50,848	$52,468

        Statements of comprehensive income:

	BOSTCO Year ended December 31,			Frontera Year ended December 31,
	2013	2012	2011	2013	2012	2011
Revenue	$3,917	$—	$—	$12,388	$11,539	$8,440
Expenses	(5,854)	(7)	—	(11,378)	(10,423)	(8,214)

Net earnings and comprehensive income	$(1,937)	$(7)	$—	$1,010	$1,116	$226

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	December 31, 2013	December 31, 2012
Amounts due under long-term terminaling services agreements:
External customers	$592	$652
Morgan Stanley Capital Group	2,146	3,648

	2,738	4,300
Deferred financing costs, net of accumulated amortization of $2,303 and $1,328, respectively	2,113	3,088
Customer relationships, net of accumulated amortization of $1,485 and $1,283, respectively	945	1,147
Deposits and other assets	76	271

	$5,872	$8,806

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(9) OTHER ASSETS, NET (Continued)

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At December 31, 2013 and 2012, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $2.7 million and $4.3 million, respectively.

        Deferred financing costs.    Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 12 of Notes to consolidated financial statements).

        Customer relationships.    Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight-line basis over twelve years. Expected amortization expense for the customer relationships as of December 31, 2013 is as follows (in thousands):

	Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$202	$202	$202	$202	$137	$—

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Customer advances and deposits:
External customers	$475	$1,205
Morgan Stanley Capital Group	6,264	3,470

	6,739	4,675
Accrued property taxes	767	658
Accrued environmental obligations	1,966	3,116
Interest payable	163	39
Rebate due to Morgan Stanley Capital Group	3,793	3,402
Accrued expenses and other	2,761	3,716

	$16,189	$15,606

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2013 and 2012, we have billed and collected from certain of our customers approximately $6.7 million and $4.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At December 31, 2013 and 2012, we have accrued environmental obligations of approximately $2.0 million and $3.1 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2013, we made

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(10) ACCRUED LIABILITIES (Continued)

payments of approximately $1.3 million towards our environmental remediation obligations. During the year ended December 31, 2013, we increased our remediation obligations by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

        The following table presents a rollforward of our accrued environmental obligations (in thousands):

	Balance at beginning of period	Payments	Increase (decrease) in estimate	Balance at end of period
2013	$3,116	$(1,250)	$100	$1,966
2012	$2,887	$(1,071)	$1,300	$3,116
2011	$5,085	$(1,798)	$(400)	$2,887

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2013 and 2012, we have accrued a liability due to Morgan Stanley Capital Group of approximately $3.8 million and $3.4 million, respectively. During the three months ended March 31, 2013, we paid Morgan Stanley Capital Group approximately $3.4 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2012.

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Advance payments received under long-term terminaling services agreements	$297	$1,067
Deferred revenue—ethanol blending fees and other projects	5,762	9,581

	$6,059	$10,648

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2013 and 2012, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.3 million and $1.1 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(11) OTHER LIABILITIES (Continued)

that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2013 and 2012, we have unamortized deferred revenue of approximately $5.8 million and $9.6 million, respectively, for completed projects. During the years ended December 31, 2013, 2012 and 2011, we billed Morgan Stanley Capital Group and others approximately $nil, $1.0 million, and $1.5 million, respectively, for completed projects. During the years ended December 31, 2013, 2012 and 2011, we recognized revenue on a straight-line basis of approximately $3.7 million, $4.6 million and $4.5 million, respectively, for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $339.2 million at December 31, 2013). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

        Under the credit facility, an event of default will occur if certain specified transactions occur that constitute a change of control with respect to TransMontaigne Inc., our general partner or the partnership, among others. Morgan Stanley has previously announced that it is exploring strategic options for the sale or other disposition of its ownership interest in TransMontaigne Inc. and TransMontaigne Partners L.P., which would result in a change of control for purposes of the credit agreement. Accordingly, prior to the consummation of any such transaction, we will need to seek a waiver or amendment to our credit facility or a replacement financing arrangement. We cannot be certain that we will be successful or, if successful, that any such waiver or amendment to our credit facility, or replacement financing arrangement will be available on favorable terms or without material additional costs to the partnership.

        The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(12) LONG-TERM DEBT (Continued)

defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times).

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of December 31, 2013.

        For the years ended December 31, 2013, 2012 and 2011, the weighted average interest rate on borrowings under the applicable credit facility was approximately 2.5%, 2.4% and 3.3%, respectively. Weighted average interest rates include any net settlements received or paid under our interest rate swap, which was applicable during the first six months of 2011, expiring in June 2011. At December 31, 2013 and 2012, our outstanding borrowings under the applicable credit facility were $212 million and $184 million, respectively. At December 31, 2013 and 2012, our outstanding letters of credit were approximately $nil at both dates.

        We have an effective universal shelf-registration statement and prospectus on Form S-3 with the Securities and Exchange Commission that expires in June 2016. TLP Finance Corp., a 100% owned subsidiary of Partners, may act as a co-issuer of any debt securities issued pursuant to that registration statement. Partners and TLP Finance Corp. have no independent assets or operations. Our operations are conducted by subsidiaries of Partners through Partners' 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P. and Partners' other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co-issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of Partners or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Partners or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner equivalent units
Units outstanding at January 1, 2011	14,457,066	295,042
Public offering of common units	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—

Units outstanding at December 31, 2011	14,457,066	295,042
Public offering of common units	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—

Units outstanding at December 31, 2012	14,457,066	295,042
Public offering of common units	1,667,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	34,031

Units outstanding at December 31, 2013	16,124,566	329,073

        At December 31, 2013 and 2012, common units outstanding include 20,096 and 17,635 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

        On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over-allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP, our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest.

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,105,886 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2013, 1,871,966 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(14) LONG-TERM INCENTIVE PLAN (Continued)

administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 7,728, 6,825 and 7,760 common units pursuant to the program during the years ended December 31, 2013, 2012 and 2011, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2013, 2012 and 2011, respectively, we purchased 5,341, 5,891 and 5,892 common units, respectively, from TransMontaigne Services Inc. for the purpose of delivering these units to Charles L. Dunlap, the Chief Executive Officer ("CEO") of our general partner. These units were a component of 40,000 restricted phantom units granted to Mr. Dunlap on August 10, 2009 under the long-term incentive plan that vested ratably over a four year vesting period. The amount of the units purchased for delivery to Mr. Dunlap varies based upon the funding of the related withholding taxes.

        Information about restricted phantom unit activity is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at January 1, 2011	1,008,523	44,500
Automatic increase in units available for future grant on January 1, 2011	289,141	—
Grant on March 31, 2011	(8,000)	8,000	$36.33
Vesting on March 31, 2011	—	(5,500)	$36.33
Vesting on August 10, 2011	—	(10,000)	$32.29
Units withheld for taxes on August 10, 2011	4,108	—

Units outstanding at December 31, 2011	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—

Units outstanding at December 31, 2012	1,583,933	24,000
Automatic increase in units available for future grant on January 1, 2013	289,141	—
Grant on March 31, 2013	(6,000)	6,000	$50.74
Vesting on March 31, 2013	—	(5,500)	$50.74
Units withheld for taxes on March 31, 2013	233	—
Vesting on August 10, 2013	—	(10,000)	$41.38
Units withheld for taxes on August 10, 2013	4,659	—

Units outstanding at December 31, 2013	1,871,966	14,500

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(14) LONG-TERM INCENTIVE PLAN (Continued)

        On March 31, 2013, 2012 and 2011, TransMontaigne Services Inc. granted 6,000, 8,000 and 8,000 restricted phantom units, respectively, to the independent directors of our general partner. These units each vest ratably over a four year vesting period, and at the grant date we expected all units granted to vest. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.3 million, $0.3 million and $0.3 million, associated with the March 2013, March 2012 and March 2011 grants, respectively.

        Deferred equity-based compensation of approximately $337,000, $398,000 and $419,000 is included in direct general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

        On July 18, 2012, a member of the board of directors of our general partner forfeited the vesting of 4,500 restricted phantom units as a result of his resignation.

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At December 31, 2013, we have contractual commitments of approximately $6.7 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2014.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At December 31, 2013, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2014	$3,625
2015	3,841
2016	3,953
2017	2,983
2018	588
Thereafter	3,891

$18,881

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.6 million in future periods.

        Rental expense under operating leases was approximately $3.4 million, $1.3 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to earnings allocable to limited partners (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net earnings	$34,726	$38,572	$46,520
Less:
Distributions payable on behalf of incentive distribution rights	(5,341)	(4,475)	(3,484)
Distributions payable on behalf of general partner interest	(809)	(752)	(732)
Earnings allocable to general partner interest less than (in excess of) distributions payable to general partner interest	221	70	(199)

Earnings allocable to general partner interest including incentive distribution rights	(5,929)	(5,157)	(4,415)

Net earnings allocable to limited partners	$28,797	$33,415	$42,105

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

        The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2011 through March 31, 2011	$0.61
April 1, 2011 through June 30, 2011	$0.62
July 1, 2011 through September 30, 2011	$0.62
October 1, 2011 through December 31, 2011	$0.63
January 1, 2012 through March 31, 2012	$0.63
April 1, 2012 through June 30, 2012	$0.64
July 1, 2012 through September 30, 2012	$0.64
October 1, 2012 through December 31, 2012	$0.64
January 1, 2013 through March 31, 2013	$0.64
April 1, 2013 through June 30, 2013	$0.65
July 1, 2013 through September 30, 2013	$0.65
October 1, 2013 through December 31, 2013	$0.65

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(16) NET EARNINGS PER LIMITED PARTNER UNIT (Continued)

        The following table reconciles the computation of basic and diluted weighted average units (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Basic weighted average units	15,171	14,441	14,442
Dilutive effect of restricted phantom units	5	7	15

Diluted weighted average units	15,176	14,448	14,457

        For the year ended December 31, 2013, we included the dilutive effect of approximately 6,000, 4,500, 3,000 and 1,000 restricted phantom units granted March 31, 2013, March 31, 2012, March 31, 2011 and March 31, 2010, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2012, we included the dilutive effect of approximately 2,000, 10,000 and 1,500 restricted phantom units granted March 31, 2010, August 10, 2009 and March 31, 2009, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units. For the year ended December 31, 2011, we included the dilutive effect of approximately 8,000, 4,500, 20,000, 3,000, 500 and 1,000 restricted phantom units granted March 31, 2011, March 31, 2010, August 10, 2009, March 31, 2009, July 18, 2008 and March 31, 2008, respectively, in the computation of diluted earnings per limited partner unit because the average closing market price of our common units exceeded the related remaining deferred compensation per unvested restricted phantom units.

        We exclude potentially dilutive securities from our computation of diluted earnings per limited partner unit when their effect would be anti-dilutive. For the year ended December 31, 2012, we excluded the dilutive effect of approximately 6,000 and 4,500 restricted phantom units granted March 31, 2012 and March 31, 2011, respectively, in the computation of diluted earnings per limited partner unit because the related remaining deferred compensation per unvested restricted phantom units exceeded the average closing market price of our common units for the period. For the years ended December 31, 2013 and 2011, we did not have any securities that were anti-dilutive.

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(17) DISCLOSURES ABOUT FAIR VALUE (Continued)

the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2013 and 2012.

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

(18) BUSINESS SEGMENTS

        We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner's chief executive officer. Our general partner's chief executive officer reviews the financial performance of our business segments using disaggregated financial information about "net margins" for purposes of making operating decisions and assessing financial performance. "Net margins" is composed of revenue less direct operating costs and expenses. Accordingly, we present "net margins" for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gulf Coast Terminals:
Terminaling services fees, net	$47,143	$47,692	$46,699
Other	9,154	10,060	10,328

Revenue	56,297	57,752	57,027
Direct operating costs and expenses	(20,531)	(21,586)	(20,425)

Net margins	35,766	36,166	36,602

Midwest Terminals and Pipeline System:
Terminaling services fees, net	7,926	5,381	3,784
Pipeline transportation fees	1,361	1,876	1,948
Other	2,274	3,296	2,125

Revenue	11,561	10,553	7,857
Direct operating costs and expenses	(2,912)	(1,976)	(1,329)

Net margins	8,649	8,577	6,528

Brownsville Terminals:
Terminaling services fees, net	7,412	6,398	9,133
Pipeline transportation fees	6,239	3,780	2,798
Other	11,249	8,436	7,919

Revenue	24,900	18,614	19,850
Direct operating costs and expenses	(15,975)	(11,584)	(12,746)

Net margins	8,925	7,030	7,104

River Terminals:
Terminaling services fees, net	10,093	13,219	12,244
Other	862	942	428

Revenue	10,955	14,161	12,672
Direct operating costs and expenses	(7,866)	(9,171)	(8,586)

Net margins	3,089	4,990	4,086

Southeast Terminals:
Terminaling services fees, net	46,011	46,775	44,493
Other	9,162	8,384	10,393

Revenue	55,173	55,159	54,886
Direct operating costs and expenses	(22,106)	(21,647)	(21,412)

Net margins	33,067	33,512	33,474

Total net margins	89,496	90,275	87,794
Direct general and administrative expenses	(3,911)	(4,810)	(4,703)
Allocated general and administrative expenses	(10,963)	(10,780)	(10,466)
Allocated insurance expense	(3,763)	(3,590)	(3,290)
Reimbursement of bonus awards	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(29,568)	(28,260)	(27,654)
Gain (loss) on disposition of assets	(1,294)	—	9,576
Earnings (loss) from unconsolidated affiliates	(321)	558	113

Operating income	38,426	42,143	50,120
Other expenses, net	(3,700)	(3,571)	(3,600)

Net earnings	$34,726	$38,572	$46,520

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$17,107	$1,865	$21,168	$10,161	$3,744	$54,045
Morgan Stanley Capital Group	37,343	9,696	—	770	51,274	99,083
Frontera	—	—	3,732	—	—	3,732
TransMontaigne Inc.	1,847	—	—	24	155	2,026

Revenue	$56,297	$11,561	$24,900	$10,955	$55,173	$158,886

Capital expenditures	$2,109	$1,548	$1,529	$1,369	$7,283	$13,838

Identifiable assets	$127,757	$25,245	$47,242	$56,071	$174,995	$431,310

Cash and cash equivalents						3,263
Investments in unconsolidated affiliates						211,605
Deferred financing costs						2,113
Other						141

Total assets						$648,432

	Year ended December 31, 2012
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$15,482	$2,578	$10,154	$14,142	$3,393	$45,749
Morgan Stanley Capital Group	40,406	7,975	—	19	51,716	100,116
Frontera	—	—	3,445	—	—	3,445
TransMontaigne Inc.	1,864	—	5,015	—	50	6,929

Revenue	$57,752	$10,553	$18,614	$14,161	$55,159	$156,239

Capital expenditures	$1,718	$11,917	$1,658	$3,004	$5,268	$23,565

Identifiable assets	$136,207	$26,115	$50,223	$59,521	$182,738	$454,804

Cash and cash equivalents						6,745
Investments in unconsolidated affiliates						105,164
Deferred financing costs						3,088

Total assets						$569,801

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(18) BUSINESS SEGMENTS (Continued)

	Year ended December 31, 2011
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$14,237	$2,406	$13,423	$12,584	$2,926	$45,576
Morgan Stanley Capital Group	40,943	5,451	—	88	51,909	98,391
Frontera	—	—	1,914	—	—	1,914
TransMontaigne Inc.	1,847	—	4,513	—	51	6,411

Revenue	$57,027	$7,857	$19,850	$12,672	$54,886	$152,292

Capital expenditures	$1,753	$6,393	$1,792	$2,961	$14,592	$27,491

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
	(in thousands except per unit amounts)
Revenue	$41,598	$38,698	$38,374	$40,216	$158,886
Direct operating costs and expenses	(16,728)	(17,294)	(17,843)	(17,525)	(69,390)
Direct general and administrative expenses	(1,100)	(651)	(1,201)	(959)	(3,911)
Allocated general and administrative expenses	(2,740)	(2,741)	(2,741)	(2,741)	(10,963)
Allocated insurance expense	(958)	(935)	(935)	(935)	(3,763)
Reimbursement of bonus awards	(313)	(312)	(313)	(312)	(1,250)
Depreciation and amortization	(7,339)	(7,460)	(7,392)	(7,377)	(29,568)
Gain (loss) on disposition of assets	—	—	(1,398)	104	(1,294)
Earnings (loss) from unconsolidated affiliates	40	(4)	234	(591)	(321)

Operating income	12,460	9,301	6,785	9,880	38,426
Other expenses, net	(922)	(1,077)	(781)	(920)	(3,700)

Net earnings	$11,538	$8,224	$6,004	$8,960	$34,726

Net earnings per limited partner unit—basic	$0.70	$0.47	$0.28	$0.45	$1.90

Net earnings per limited partner unit—diluted	$0.70	$0.47	$0.28	$0.45	$1.90

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED) (Continued)

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

(20) SUBSEQUENT EVENTS

        On January 13, 2014, we announced a distribution of $0.65 per unit for the period from October 1, 2013 through December 31, 2013, and we paid the distribution on February 11, 2014 to unitholders of record on January 31, 2014.

        On January 10, 2014, we entered into a ten year capacity lease agreement with Magellan Pipeline Company, L.P., effective March 1, 2014, covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. The existing agreement for these facilities with Morgan Stanley Capital Group terminated effective February 28, 2014.

        On February 12, 2014, we entered into a two year terminaling services agreement with Chemoil Corporation for all of the bunker fuel storage capacity at our Port Everglades North, Florida and Fisher Island, Florida terminals. The agreement provides Chemoil Corporation the option to extend for an additional three years. The agreement will replace Morgan Stanley Capital Group as the bunker fuel customer at these two terminals effective June 1, 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The management of our general partner has used the framework set forth in the report entitled "Internal Control—Integrated Framework (1992)" published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 11, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member
TransMontaigne GP L.L.C.
Denver, Colorado

        We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the "Partnership") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Partnership and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 11, 2014

ITEM 9B.    OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2013.

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

        As of the date of this report, there are six members of the board of directors of our general partner, three of whom, Messrs. Masters, Wiese and Peters, are independent as defined under the independence standards established by the New York Stock Exchange (the "NYSE"). The NYSE does not require a publicly traded limited partnership listed on the exchange, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. However, the Governance Guidelines of our general partner provide that at least three directors will be independent and one additional director will not be employed by, serve as a director of or have a significant commercial relationship with, TransMontaigne Inc. or its affiliates at the time of his or her election to the board of directors or while serving thereon. In 2012, Henry M. Kuchta, an independent director, resigned from the board of directors and from the audit and conflicts committees of our general partner. In his letter of resignation, Mr. Kuchta indicated that there were no disagreements between himself and the Partnership or the board of directors regarding the Partnership's operations, policies or practices. As a result of Morgan Stanley's announcement that it is exploring strategic options for its ownership interest in TransMontaigne Inc., which may include a sale or other disposition of either TransMontaigne Inc. or our general partner, and the uncertainty regarding the identity of the acquirer, if any, that will succeed to Morgan Stanley's ownership of TransMontaigne Inc. or the general partner, we have paused our evaluation of additional candidates to serve on the board of directors for the foreseeable future. In appointing a new director to its board of directors, our general partner will evaluate, among other qualifications, such person's energy industry experience, executive management experience, financial and accounting knowledge.

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

Directors and Executive Officers

        The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Stephen R. Munger	56	Chairman of the Board
Charles L. Dunlap	70	Chief Executive Officer
Gregory J. Pound	61	President and Chief Operating Officer
Frederick W. Boutin	58	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Hammell	43	Executive Vice President, General Counsel and Secretary
Erik B. Carlson	66	Executive Vice President, Chief Administrative Officer and Assistant Secretary
Robert T. Fuller	44	Vice President, Chief Accounting Officer and Assistant Treasurer
Jerry R. Masters	55	Director, Chairman of Audit and Compensation Committees
Randall P. O'Connor	54	Director
David A. Peters	55	Director, Chairman of Conflicts Committee
Goran Trapp	51	Director
Jay A. Wiese	57	Director

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

        Charles L. Dunlap has served as the Chief Executive Officer of our general partner since August 10, 2009 and served as a director of our general partner from July 8, 2008 to August 10, 2009. Mr. Dunlap has served as the President and Chief Executive Officer of TransMontaigne Inc. since August 10, 2009. Since May 2012, Mr. Dunlap has served on the board of directors of Core

Laboratories N.V., which provides reservoir description, production enhancement, and reservoir management services to the oil and gas industry. Mr. Dunlap also serves as chair of the nominating committee and as a member of the audit and compensation committees of Core Laboratories N.V. Mr. Dunlap served as Chief Executive Officer and President of Pasadena Refining System, Inc. based in Houston, Texas from January 2005 to December 2008. In addition, from May 2000 to February 2004, Mr. Dunlap served as one of the founding partners of Strategic Advisors, LLC, a management consulting firm based in Baltimore, Maryland. Prior to that time, Mr. Dunlap served in various senior management and executive positions at various oil and gas companies including Crown Central Petroleum Corporation, Pacific Resources, Inc., Arco Petroleum Products Company and Clark Oil & Refining Corporation. Mr. Dunlap is a graduate of Rockhurst University and holds a Juris Doctor degree from Saint Louis University Law School and is a graduate of the Harvard Business School Advanced Management Program.

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

        Frederick W. Boutin has served as Executive Vice President and Chief Financial Officer of our general partner since January 2008 and as its Treasurer since February 2005. Mr. Boutin has managed business development and commercial contracting activities from December 2007 to July 2010 and from August 2013 to present. Mr. Boutin has served as Executive Vice President of TransMontaigne Inc. since February 2008, as its Treasurer since June 2003 and as its Senior Vice President from September 1996 to January 2008. Prior to his affiliation with TransMontaigne Mr. Boutin was a Vice President at Associated Natural Gas Corporation, and it successor Duke Energy Field Services, and a certified public accountant with Peat Marwick. Mr. Boutin holds a B.S. in Electrical Engineering and an M.S. in Accounting from Colorado State University.

        Michael A. Hammell has served as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries and affiliates, including TransMontaigne Inc., since October     2012. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of the TransMontaigne entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

        Erik B. Carlson has served as Executive Vice President of our general partner since January 2008 and served as its General Counsel from February 2005 to October 2012. Mr. Carlson was appointed Chief Administrative Officer and Assistant Secretary of our general partner and its subsidiaries and affiliates, including TransMontaigne Inc., effective October 1, 2012. Mr. Carlson also served as Secretary from February 2005 to January 2011. Mr. Carlson served as the Senior Vice President of our general partner from February 2005 to December 2007. Mr. Carlson has been an Executive Vice President of TransMontaigne Inc. since February 2008, as its General Counsel from January 1998 to October 2012 and served as its Senior Vice President from January 1998 to January 2008. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

        Robert T. Fuller has served as Vice President and Chief Accounting Officer of our general partner since January 2011 and as its Assistant Treasurer since February 2012. Prior to his employment with TransMontaigne Services Inc. in July of 2010, Mr. Fuller spent 13 years with KPMG LLP. Mr. Fuller has a BA in Political Science from Fort Lewis College and a Masters in Accounting from the University of Colorado. Mr. Fuller is licensed as a Certified Public Accountant in Colorado and New York.

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

        David A. Peters was elected as a director of our general partner on May 24, 2005, and serves as a member of the audit and compensation committees and as the chair of the conflicts committee of the board of directors of our general partner. Mr. Peters was asked to join the board of directors, in part, based on his knowledge of the energy industry, his financial and accounting knowledge and because he qualified as an independent director. Since 1999 Mr. Peters has been a business consultant with a primary client focus in the energy sector; in addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999 Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at Duke Energy/PanEnergy Field Services responsible for natural gas gathering, processing and storage operations. Prior to joining Duke Energy/PanEnergy Field Services, Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984 he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a bachelor's degree in business administration from the University of Michigan.

        Goran Trapp was elected as a director of our general partner on October 22, 2008. Mr. Trapp was asked to join the board of directors, in part, based on his position at Morgan Stanley and his executive management experience in the energy commodity markets. Since November 2013, Mr. Trapp has served as a Senior Advisor to Morgan Stanley. Prior thereto, Mr. Trapp served as a Managing Director at Morgan Stanley and as the Head of Global Oil Liquids in Commodities at Morgan Stanley from July 2008 to November 2013 and the Head of Europe, Middle East and Africa Commodities from January 2008 to February 2011. Mr. Trapp joined Morgan Stanley in 1990 and became a Managing Director in 1999. Earlier in his career at Morgan Stanley, Mr. Trapp served as the Head of the Europe and Asia Oil Liquids Group and the Global Chief Operating Officer of the Oil Liquids Group. He has also served as a Member of the Firm's Europe, Middle East and Asia Management Committee since

November 2007 to February 2011. Mr. Trapp holds a Master of Science degree from the Stockholm School of Economics.

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

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner are employees of and paid by TransMontaigne Services Inc. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne Inc. a yearly administrative fee that is intended to compensate TransMontaigne Inc. for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2013, we paid TransMontaigne Inc. an administrative fee of approximately $11.0 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates at least $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2013, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards granted to its key employees under the TransMontaigne Services Inc. savings and retention plan and approximately $0.2 million for a portion of the vested awards granted to the Chief Executive Officer ("CEO") of our general partner under the long-term incentive plan. Effective August 10, 2009, Charles L. Dunlap was appointed to serve as CEO of our general partner and President and CEO of TransMontaigne Inc. In connection with his appointments and because he was not eligible to participate in the savings and retention plan then in effect, on August 10, 2009, TransMontaigne Services Inc. awarded Mr. Dunlap 40,000 restricted phantom units under the long-term incentive plan that vested ratably over a four year vesting period.

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

        The primary elements of TransMontaigne Inc.'s compensation program are a combination of annual cash and long-term equity-based compensation. During 2013, elements of compensation for our executive officers consisted of the following:

  •
  Annual base salary;

  •
  Discretionary annual cash awards;

  •
  Long-term equity-based compensation; and

  •
  Other compensation, including very limited perquisites.

        The elements of TransMontaigne Inc.'s compensation program, along with TransMontaigne Inc.'s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to support the business strategies of TransMontaigne Inc. During 2013, TransMontaigne Inc. did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives. Although neither the board of directors nor the compensation committee of our general partner plays any role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne Inc.'s compensation program which are reasonably likely to have a material adverse effect on us.

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

Compensation Committee Report

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE Jerry R. Masters, Chair David A. Peters Jay A. Wiese

COMPENSATION OF DIRECTORS

        Employees of our general partner or its affiliates (including employees of Morgan Stanley and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 2,000 restricted phantom units, which will vest in 25% increments on March 31 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one-for-one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner's directors for 2013.

Director Compensation Table for 2013

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)		All other compensation ($) (g)	Total ($) (h)
Stephen R. Munger(1)	—	—		—	—
Randall P. O'Connor(1)	—	—		—	—
Goran Trapp(1)	—	—		—	—
Jay A. Wiese	$30,000	$101,480	(2)	—	$131,480
Jerry R. Masters	$30,000	$101,480	(2)	—	$131,480
David A. Peters	$30,000	$101,480	(2)	—	$131,480

(1)
Because Messrs. Munger, O'Connor and Trapp are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2013, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)
This dollar amount reflects the aggregate grant-date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant-date fair value is equal to $50.74, the closing price of our unrestricted common units on March 31, 2013. The restricted phantom units vest in 25% increments beginning on March 31, 2014 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2013, Messrs. Masters and Peters each held 5,000 restricted phantom units and Mr. Wiese held 4,500 restricted phantom units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 2013, Messrs. Masters, Wiese and Peters served on the compensation committee of our general partner. During 2013, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company's board of directors.

SAVINGS AND RETENTION PLAN

        The board of directors of TransMontaigne Inc. adopted the savings and retention plan of TransMontaigne Services Inc. effective January 1, 2007, which was subsequently amended and restated as of January 29, 2010 to revise certain age and length of service thresholds that had previously excluded a number of TransMontaigne Services Inc. employees, including the Chief Executive Officer, the President and the Executive Vice President, Chief Administrative Officer of our general partner, from participation in the plan. The plan is administered by the compensation committee of TransMontaigne Inc. The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services Inc. by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change of control of Morgan Stanley or TransMontaigne Inc., or their affiliates, as specified in the plan. Pursuant to the provisions of the plan, once participating employees of TransMontaigne Services Inc. reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne Inc. or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne Inc. or its affiliates. For the awards granted under the plan in 2013, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer of our general partner have each satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services Inc. will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

        The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2013, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poor's 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. For the year ended December 31, 2013, we reimbursed TransMontaigne Services Inc. approximately $1.3 million for bonus awards under the plan.

LONG-TERM INCENTIVE PLAN

        Upon the consummation of our initial public offering in May 2005, TransMontaigne Services Inc. adopted a long-term incentive plan for employees and consultants of TransMontaigne Services Inc. who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of TransMontaigne Services Inc., we do not currently anticipate that awards will be made under the long-term incentive plan to officers or employees of TransMontaigne Services Inc., although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long-term incentive plan. During the year ended December 31, 2013, the compensation committee of the board of directors of our general partner awarded 6,000 restricted phantom units to the independent directors of our general partner under the plan.

        The summary of the proposed long-term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long-term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 28, 2014, the long-term incentive plan permits the grant of awards covering an aggregate of 2,428,377 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 28, 2014, there were 2,194,457 units available for future grant under the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 28, 2014 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 28, 2014, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 28, 2014 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

        The calculation of the percentage of beneficial ownership is based on an aggregate of 16,124,566 limited partnership common units outstanding as of February 28, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 28, 2014 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned
TransMontaigne Inc.(1)	2,721,161	16.88%
Morgan Stanley(2)	484,169	3.00%
OppenheimerFunds, Inc.(3)	3,137,968	19.46%
Energy Income Partners, LLC(4)	1,303,878	8.09%
First Trust Portfolios LP(5)	858,454	5.32%
Named Executive Officers
Frederick W. Boutin(6)(7)	43,598	*
Erik B. Carlson(6)(7)	40,281	*
Charles L. Dunlap(6)(7)	66,466	*
Robert T. Fuller(8)	980	*
Michael A. Hammell(8)	—	*
Gregory J. Pound(6)(7)	32,870	*
Directors
Jerry R. Masters(9)	29,000	*
Stephen R. Munger	—	*
Randall P. O'Connor	—	*
David A. Peters(9)	26,600	*
Goran Trapp	—	*
Jay A. Wiese(9)	2,500	*
All directors, director nominees and executive officers as a group (12 persons)	242,296	1.5%

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

(2)
Based on the number of common units beneficially owned by TransMontaigne Inc. and the Schedule 13D (Amendment No. 3) filed with the Securities and Exchange Commission on December 23, 2013 and information furnished by Morgan Stanley ("MS"). Morgan Stanley, in its capacity as parent company of, and indirect beneficial owner of securities held by, Morgan Stanley Capital Group, Inc. ("MSCGI") (and through TransMontaigne Inc. and its subsidiaries), and Morgan Stanley Smith Barney LLC ("MSSB"), may be deemed to beneficially own 3,205,330 common units, or approximately 19.88%, of the outstanding common units. MSCGI may be deemed to beneficially own the 2,721,161common units indirectly held by TransMontaigne Services Inc. Morgan Stanley Strategic Investments, Inc. ("MSSI") beneficially owns 450,000 common units. MSSB has voting and/or dispositive power over certain common units held in accounts of certain of its clients and customers and, as a result, may be deemed to beneficially own up to 34,269 common units. Each of MS and MSCGI may be deemed to have shared voting and dispositive power with respect to 2,721,161common units beneficially owned by TransMontaigne Services Inc. Each of MS and MSSI may be deemed to have shared voting and dispositive power with respect to 450,000 common units beneficially owned by MSSI. Each of MS and MSSB may be deemed to have shared voting and/or dispositive power with respect to 34,269 common units beneficially owned by MSSB. The address of MS, MSCGI, MSSI and MSSB is 1585 Broadway, New York, New York 10036.

(3)
Based on the Schedule 13G (Amendment No. 3) filed with the Securities and Exchange Commission on February 7, 2014 by OppenheimerFunds, Inc. OppenheimerFunds, Inc. reports shared voting and dispositive power over the 3,137,968 common units reported above. OppenheimerFunds, Inc. may be deemed to beneficially own 1,650,022 common units held by Oppenheimer SteelPath MLP Alpha Fund. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(4)
Based on the Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission on February 14, 2014 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 1,303,878 common units. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(5)
Based on the Schedule 13G filed with the Securities and Exchange Commission on January 13, 2014 by First Trust Portfolios L.P., First Trust Advisors L.P and The Charger Corporation. The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. Each of the forgoing report beneficial ownership of 858,454 common units. The Charger Corporation and First Trust Advisors L.P report shared voting and dispositive power over 858,454 common units, and First Trust Portfolios L.P. reports that is has no sole or shared voting or sole or shared disposition rights over any of common units. The address of each of the forgoing is 120 East Liberty Drive, Suite 400, Wheaton, Illinois 60187.

(6)
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

(7)
Includes 8,164 phantom units awarded to Mr. Boutin, 9,281 phantom units awarded to Mr. Carlson, 33,822 phantom units awarded to Mr. Dunlap and 9,843 phantom units awarded to Mr. Pound, each pursuant to the TransMontaigne Services Inc. savings and retention plan.

(8)
Excludes 3,070 phantom units awarded to Mr. Fuller and 6,325 phantom units awarded to Mr. Hammell pursuant to the TransMontaigne Services Inc. savings and retention plan. The phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Phantom units granted are subject to earlier vesting as described under "—Savings and Retention Plan" above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(9)
Includes 2,000 restricted phantom units awarded to each of Messrs. Masters and Peters and 1,500 restricted phantom units awarded to Mr. Wiese under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2014. Excludes 500 restricted phantom units awarded to each of Messrs. Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that vest on March 31, 2015. Excludes 1,000 restricted phantom units awarded to each of Messrs. Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over two equal annual installments, beginning with the next vesting date March 31, 2015. Excludes 1,500 restricted phantom units awarded to each of Messrs. Masters, Peters and Wiese under the TransMontaigne Services Inc. long term incentive plan that remain subject to continued vesting over three equal annual installments, beginning with the next vesting date March 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	14,500	—	1,871,966

Total	14,500	—	1,871,966

(1)
At December 31, 2013, the long-term incentive plan permits the grant of awards covering an aggregate of 2,105,886 units, of which 233,920 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2014 fiscal year, a total of

  2,428,377 units were made available for issuance under the plan, of which 2,194,457 units remain available for issuance under the plan as of February 28, 2014. For more information about our long-term incentive plan, which did not require approval by our limited partners, refer to "Item 11. Executive Compensation—Long-Term Incentive Plan," and Note 14 to Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

          Our general partner's conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne Inc. or the modification of a material agreement between us and TransMontaigne Inc. or Morgan Stanley Capital Group. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition the conflicts committee has been granted authority to engage outside advisors to assist it in making its determinations. In February 2014, the conflicts committee engaged Jefferies LLC as its independent outside financial advisor to advise the conflicts committee, if necessary or appropriate, in connection with a change of control transaction, if any, resulting from Morgan Stanley's announcement that it is exploring strategic options for its ownership interest in TransMontaigne Inc.

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

  RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

          Morgan Stanley controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 28, 2014, affiliates of Morgan Stanley, in the aggregate, owned a 21.3% interest in the partnership, consisting of 3,176,612 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that Morgan Stanley may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

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

During the year ended December 31, 2013, we distributed approximately $14.6 million to Morgan Stanley and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2013, we paid Morgan Stanley and its affiliates an administrative fee of approximately $11.0 million with an additional insurance reimbursement of approximately $3.8 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne Inc. approximately $1.3 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan and approximately $0.2 million for a portion of the vested awards granted to the CEO of our general partner under the long-term incentive plan. For further information regarding the administrative fee, please see "—Omnibus Agreement; Payment of general and administrative services fee" below.

  Omnibus Agreement

          On May 27, 2005, we entered into an omnibus agreement with TransMontaigne Inc. and our general partner, which agreement was amended and restated on December 31, 2007 and further amended by the first amendment on July 16, 2013. The omnibus agreement, as amended and restated, addresses the following matters:

  •
  our obligation to pay TransMontaigne Inc. an annual administrative fee, in the amount of approximately $11.0 million for the year ended December 31, 2013;

  •
  our obligation to pay TransMontaigne Inc. an annual insurance reimbursement, in the amount of approximately $3.8 million for the year ended December 31, 2013;

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

  •
  TransMontaigne Inc.'s right of first refusal to purchase any assets that we propose to sell, subject to the limitations under the first amendment as set forth below; and

  •
  TransMontaigne Inc.'s right of first refusal to any storage capacity that becomes available after January 1, 2008, subject to the limitations under the first amendment.

        The July 2013 first amendment extended the termination date of the omnibus agreement from December 31, 2014 to the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) at the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties. The first amendment did not change the fee structure and reimbursement provisions payable by us under the omnibus agreement. Under the first amendment, TransMontaigne Inc. agreed to waive its existing right of first refusal on our assets and terminaling capacity such that in the event TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the right of first refusal with respect to the applicable storage capacity thereunder terminates.

        Any or all of the provisions of the omnibus agreement, are terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

        Payment of general and administrative services fee and reimbursement of direct expenses.    Pursuant to the omnibus agreement, for the year ended December 31, 2013, we paid TransMontaigne Inc. an annual administrative fee of approximately $11.0 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2013 partially reimburses TransMontaigne Inc. for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne Inc. The omnibus agreement further requires us to pay TransMontaigne Inc. an annual insurance reimbursement in the amount of approximately $3.8 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne Inc. and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne Inc. and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne Inc. and its affiliates are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The administrative fee did not include reimbursements for direct expenses TransMontaigne Inc. incurred on our behalf, such as salaries of operational personnel performing services on-site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2013, we reimbursed TransMontaigne Inc. approximately $23.7 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan.

        Rights of First Offer and First Refusal.    The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase any assets that we propose to sell; provided that, under the first amendment, in the event that TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, the right of first refusal to purchase such assets terminates. Subject to the foregoing, before we enter into any contract to sell such terminal or pipeline facilities to a third party, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price offered by the third party on the terms specified in the notice.

        TransMontaigne Inc. also has a right of first refusal to contract for the use of any refined product storage capacity that either (1) we put into commercial service after January 1, 2008, or (2) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer) after January 1, 2008; provided that, under the first amendment, in the event that TransMontaigne Inc. or Morgan Stanley Capital Group elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, the right of first refusal to contract for the use of such refined product storage capacity terminates. In order to exercise such rights, TransMontaigne Inc. must agree to pay 105% of the fees offered by any third party customer.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP's accounting fees and services were as follows (in thousands):

	2013	2012
Audit fees(1)	$620,000	$575,000
Comfort letter and consents	100,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$720,000	$575,000

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

          2.    Financial Statement Schedules.    Financial statement schedules included in this Item 15 are the financial statements of Battleground Oil Specialty Terminal Company LLC. Other schedules are omitted because they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

          3.    Exhibits:    A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this annual report:

(A) 2—FINANCIAL STATEMENTS OF BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC:

 Battleground Oil Specialty Terminal Company LLC

FINANCIAL STATEMENTS

December 31, 2013

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

Independent Auditor's Report

To the Board of Directors and Members of
Battleground Oil Specialty Terminal Company LLC:

        We have audited the accompanying financial statements of Battleground Oil Specialty Terminal Company LLC (the "Company"), which comprise the balance sheet as of December 31, 2013 and the related statements of operations, of members' equity, and of cash flows for the year then ended.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

        Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battleground Oil Specialty Terminal Company LLC at December 31, 2013 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 10, 2014

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2013	11 Days Ended December 31, 2012 (unaudited)
Total Revenues	$3,917	$—
Operating Costs and Expenses
Operations and maintenance	3,715	—
Depreciation and amortization	1,839	—
Taxes other than income taxes	275	—

Total Operating Costs and Expenses	5,829	—
Operating Loss	(1,912)	—
Other expense	11	—

Loss Before Taxes	(1,923)	—
Income tax expense	14	—

Net Loss	$(1,937)	$—

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012 (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,225	$—
Accounts receivable-trade	3,166	—
Inventories	296	—
Prepayments	89	21

Total current assets	30,776	21
Property, Plant and Equipment, Net	225,837	27
Construction Work-In-Progress	232,162	231,497
Other	708	13

Total Assets	$489,483	$231,558

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payables	$4,124	$146
Payables to affiliates	22,937	20,888
Accrued construction costs	37,955	31,196
Accrued taxes	1,006	—
Other	447	3

Total Current Liabilities	66,469	52,233

Total Liabilities	66,469	52,233
Contingencies and commitments (Note 6)
Members' Equity
Members' capital	424,958	179,332
Retained deficit	(1,944)	(7)

Total Members' Equity	423,014	179,325

Total Liabilities and Members' Equity	$489,483	$231,558

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(in thousands, except Units issued)

		Class "A" Members
	Total	Kinder Morgan Battleground Oil, LLC	TransMontaigne Operating Company, L.P.	Tauber Terminals, L.P.	Class "B" Members
Balance at December 20, 2012 (unaudited)	$179,325	$95,667	$78,831	$4,827	$—
Member contributions	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2012 (unaudited)	179,325	95,667	78,831	4,827	—
Member contributions	245,626	135,288	104,541	5,797	—
Net loss	(1,937)	(1,065)	(823)	(49)	—

Balance at December 31, 2013	$423,014	$229,890	$182,549	$10,575	$—

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2013	11 Days Ended December 31, 2012 (unaudited)
Cash Flows From Operating Activities
Net Loss	$(1,937)	$—
Depreciation and amortization	1,839	—
Changes in components of working capital
Accounts receivables-trade	(3,166)	—
Receivables from affiliates	—	—
Inventories	(296)	—
Prepayments	(68)	(21)
Accounts payables	3,978	(1,066)
Payables to affiliates	2,049	1,112
Accrued taxes	1,006	—
Other	(251)	—

Net Cash (Used in) Provided by Operating Activities	$3,154	$25

Cash Flows From Investing Activities
Capital expenditures	$(221,555)	$(25)

Net Cash Used in Investing Activities	$(221,555)	$(25)

Cash Flows From Financing Activities
Member contributions	245,626	—

Net Cash Provided by Financing Activities	$245,626	$—

Net change in Cash and Cash Equivalents	$27,225	$—

Cash and Cash Equivalents, beginning of period	—	—

Cash and Cash Equivalents, end of period	$27,225	$—

Supplemental Disclosures of Cash Flow Information
Accrued capital expenditures	$6,759	$—

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. General

        Battleground Oil Specialty Terminal Company LLC, a Delaware limited liability company formed on May 26, 2011, is currently owned by Kinder Morgan Battleground Oil, LLC ("KM Battleground Oil"), a Delaware limited liability company, a wholly owned subsidiary of Kinder Morgan Energy Partners, LLC ("KMP"), TransMontaigne Operating Company, L.P. ("TransMontaigne"), a Delaware limited partnership, and Tauber Terminals, L.P. ("Tauber"), a Texas limited partnership, collectively referred to as the Class A Members as well as non-voting Class B Members.

        We were formed to develop and operate a black oil and distillate storage and terminaling location with approximately 6.18 millions of barrels of capacity in Phase I which began construction in 2011 and became partially operational in the fourth quarter of 2013, and will have approximately 0.90 millions of barrels of additional capacity in Phase IA. In July 2013 we began Phase IA, with expected completion by the third quarter of 2014.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States and referred to in this report as the Codification. In this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB Accounting Standard Codification as the Codification. We have evaluated subsequent events through March 10, 2014, the date the financial statements were available to be issued.

  Use of Estimates

        Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision is known.

        In addition, we believe that certain accounting policies are of more significance in our financial statement preparation process than others.

  Cash Equivalents

        We consider short-term investments with an original maturity of less than three months to be cash equivalents.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property, Plant and Equipment

        Our property, plant and equipment, is recorded at its original cost of construction. For constructed assets, we capitalize all construction-related direct labor and materials costs, as well as indirect construction costs. Our indirect construction costs primarily include interest and labor and related costs of departments associated with supporting construction activities. The indirect capitalized labor and related costs are based upon estimates of time spent supporting construction projects. Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Depreciation on our long-lived assets is computed principally based on the straight-line method over their estimated useful lives.

  Asset Impairments

        We evaluate our assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

        Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows.

  Asset Retirement Obligations

        We record liabilities for obligations related to the retirement and removal of long-lived assets used in our business. We record, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

        We are required to operate and maintain our terminal facilities, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our assets because these assets have indeterminate lives. Accordingly, we had not recorded asset retirement obligations as of December 31, 2013 and 2012. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

  Other Contingencies

        We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

  Revenue Recognition

        Our revenue is generated from storage services under long-term storage contracts. We recognize storage revenues on firm contracted capacity ratably over the contract period regardless of the volume of petroleum products stored. We may also generate revenues from throughput movements and ancillary activities. We record revenues for these additional services when performed and earned, subject to possible contractual minimums and maximums.

  Income Taxes

        We, as a limited liability company, do not pay federal income tax as it is the responsibility of our Members. Accordingly, no provision for federal income tax has been recorded in our financial statements. The tax effects of our activities accrue to our Members who report on their federal income tax returns their share of revenues and expenses. However, we are subject to Texas margin tax (a revenue based calculation) which is represented as Income tax expense on the accompanying Statements of Operations.

3. Property, Plant and Equipment

        As of December 31, 2013 and 2012, our property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Terminal and storage facilities	$227,676	$33
Accumulated depreciation and amortization(1)	(1,839)	(6)

Property, plant and equipment, net	225,837	27
Construction work in progress	232,162	231,497

Total	$457,999	$231,524

(1)
The composite weighted average depreciation rates for the years ended December 31, 2013 and 2012 were approximately 3.2% and 20.0%, respectively (only five-year-life vehicles were being depreciated in 2012).

4. Related Party Transactions

  Construction and Operations Management

        We entered into an Operations and Reimbursement Agreement whereby KM Battleground Oil, as Operator, oversees the construction and operations. During construction, prior to operations, we paid the Operator and capitalized the Pre-Commissioning Services Fees of approximately $7 million for services rendered in connection with project and construction management. Beginning in October 2013, we are paying the Operator the Services fee of $1.5 million per year ($125,000 per month) as part of

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Related Party Transactions (Continued)

our operations and maintenance expenses (escalating annually each October by the greater of the 12-month change in the Producer Price Index for Finished Goods, or 2%) to operate the terminal.

        The Operator is allowed to pass through costs pertaining to tools and equipment, disposal of material and equipment, inventories of equipment, emergency activities, and terminal operations. Effectively all operations and maintenance expenses are pass through costs.

        Capital expenditures are at times paid by our affiliates or by affiliates of KM Battleground (our Operator) leading to the creation of Payables to affiliates.

5. Members' Equity

        Under the terms of the Limited Liability Company Agreement entered into as of October 18, 2011 and amended on December 20, 2012 (the "LLC Agreement"), the Class A Members (KM Battleground Oil, TransMontaigne, and Tauber) are obligated to make capital contributions in proportion to their Class A Member interests in us to fund the construction of the storage facilities (Phase I and Phase IA). On December 20, 2012, KM Battleground Oil sold a 42.5% interest in us to TransMontaigne for $78.8 million, which included a $2.8 million fee, which represented 6,338,832.39 of our Class A units.

        Our profits and losses, and cash distributions are allocated, and made, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. KM Battleground, TransMontaigne and Tauber own 55%, 42.5% and 2.5%, respectively, of our Class A Member interests. Class B Member interests, which represent 700 Class B units, are not required to make capital contributions in order to maintain their profit interests. Class A and Class B Members have other restrictions, obligations, and limitations as to the transfer of ownership interests.

        Changes and amendments to the terms of the LLC Agreement, including its provisions regarding the approval of additional capital contributions, require both KM Battleground and TransMontaigne approvals pursuant to the LLC Agreement. Class A and Class B Members have other rights, preferences, obligations, and limitations, including limitations as to the transfer of ownership interests.

        Cash distributions are paid based on distributable cash as defined in the LLC Agreement within 45 days after the end of each quarter on a pro-rata basis to our Members in accordance with their equity percentage interests as described above.

  Class A Units Outstanding

        As of December 31, 2013 and 2012, Class A units outstanding were as follows:

KM Battleground	8,203,195
TransMontaigne	6,338,832
Tauber	372,873

Total Class A Units	14,915,900

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Legal, Environmental and Other Commitments

  Legal Matters

        We may be party to various legal, regulatory and other matters arising from the day-to-day operations of our businesses that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to-date and taking into account established reserves, that the ultimate resolution of such possible items would not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we would have meritorious defenses to the matters to which we might be a party and would vigorously defend these matters. If we were to determine a loss is probable of occurring and is reasonably estimable, we would accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we would accrue the amount at the low end of the range. We would disclose contingencies where an adverse outcome may be material, or in the judgment of management, they conclude the matter should otherwise be disclosed. As of December 31, 2013 and 2012, we have no accruals for legal matters.

  Environmental Matters

        We may be subject to environmental cleanup and enforcement actions from time to time. Our operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from operations, could result in substantial costs and liabilities to us.

        Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the possible environmental matters, and other matters to which we may be a party, would not have a material adverse effect on our business, financial position, results of operations or cash. We had no accruals for environmental matters as of December 31, 2013 or as of December 31, 2012.

  Capital Commitments

        As of December 31, 2013, we had capital expenditure commitments of approximately $35 million for Phase I and approximately $12 million for Phase IA construction activities.

  Leases

        As of December 31, 2013, we had no capital leases. We have one operating lease for a railcar pusher at $4,300 per month, through December 2019. We have month-to-month operating leases for trailers and other equipment specific to the construction phase.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Legal, Environmental and Other Commitments (Continued)

        Future minimum annual rental commitments under our operating leases as of December 31, 2013, were as follows (in thousands):

2014	$52
2015	52
2016	52
2017	52
2018	52
Thereafter	50

Total	$310

7. Subsequent Events

        A cash distribution of $275,000 was made on February 14, 2014 to the Class A and B Members.

(A) 3—EXHIBITS:

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).
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

Exhibit Number		Description
10.4		Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).
10.5
Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).
10.6
Amended and Restated Omnibus Agreement, dated December 28, 2007, by and among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
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
10.8	+
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
10.10	+
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
10.12	+
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).
10.13	+
Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

Exhibit Number	Description
10.14	Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.
10.15
Fifth Amendment to Terminaling Services Agreement—Florida and Midwest, dated as of July 16, 2013 between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
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
10.17
Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).
10.18
Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).
10.19
Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).
10.20
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
10.21
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
10.22
Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

Exhibit Number		Description
21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1	*
Consent of Independent Registered Public Accounting Firm—consent of Deloitte & Touche LLP on the consolidated financial statements of TransMontaigne Partners, L.P. and the effectiveness of TransMontaigne Partners, L.P.'s internal control over financial reporting.
23.2	*	Consent of Independent Registered Public Accounting Firm—consent of PricewaterhouseCoopers LLP on the financial statements of Battleground Oil Specialty Terminal Company LLC.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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

Date: March 11, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ CHARLES L. DUNLAP Charles L. Dunlap	Chief Executive Officer	March 11, 2014
/s/ FREDERICK W. BOUTIN Frederick W. Boutin	Executive Vice President, Chief Financial Officer and Treasurer	March 11, 2014
/s/ ROBERT T. FULLER Robert T. Fuller	Vice President, Chief Accounting Officer and Assistant Treasurer	March 11, 2014
/s/ STEPHEN R. MUNGER Stephen R. Munger	Chairman of the Board of Directors	March 11, 2014
/s/ RANDALL P. O'CONNOR Randall P. O'Connor	Director	March 11, 2014
/s/ GORAN TRAPP Goran Trapp	Director	March 11, 2014

Name and Signature	Title	Date

/s/ JERRY R. MASTERS Jerry R. Masters	Director	March 11, 2014
/s/ DAVID A. PETERS David A. Peters	Director	March 11, 2014
/s/ JAY A. WIESE Jay A. Wiese	Director	March 11, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1	Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2	Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services Inc. and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1	Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on March 9, 2005).

3.2	First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.'s Annual Report on Form 10-K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1	Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2	Letter Agreement to Second Amended and Restated Senior Secured Credit Facility, dated January 5, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.3	Second Amendment to Second Amended and Restated Senior Secured Credit Facility, dated March 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.4	Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

Exhibit Number		Description
10.5		Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services Inc. and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services, Inc. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.6		Amended and Restated Omnibus Agreement, dated December 28, 2007, by and among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.7		First Amendment to Amended and Restated Omnibus Agreement, dated as of July 16, 2013 by and among TransMontaigne Inc., TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.8	+	TransMontaigne Services Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.9		Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.10	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

10.11	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.'s Registration Statement on Form S-1 (Registration No. 333-123219) filed on May 24, 2005).

10.12	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.13	+	Form of TransMontaigne Services Inc. Long-Term Incentive Plan Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.14		Terminaling Services Agreement, dated June 1, 2007, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 9, 2007). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

Exhibit Number		Description
10.15		Fifth Amendment to Terminaling Services Agreement—Florida and Midwest, dated as of July 16, 2013 between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.16		Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.17		Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.18		Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.19		Indemnification Agreement, dated December 31, 2007, among TransMontaigne Inc., TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.20		Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.21		First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

10.22		Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

21.1	*	List of Subsidiaries of TransMontaigne Partners L.P.

23.1	*	Consent of Independent Registered Public Accounting Firm—consent of Deloitte & Touche LLP on the consolidated financial statements of TransMontaigne Partners, L.P. and the effectiveness of TransMontaigne Partners, L.P.'s internal control over financial reporting.

23.2	*	Consent of Independent Registered Public Accounting Firm—consent of PricewaterhouseCoopers LLP on the financial statements of Battleground Oil Specialty Terminal Company LLC.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*
Filed with this annual report.

+
Identifies each management compensation plan or arrangement.