Form 10-Q
period 2014-03-31
TransMontaigne Partners L.P.
filed 2014-05-06
CIK 1319229

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

        As of April 30, 2014, there were 16,124,566 units of the registrant's Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

                                , including the following:

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

Part I. Financial Information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2014 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2013, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 11, 2014 with the Securities and Exchange Commission (File No. 001-32505).

        TransMontaigne Partners L.P. is a holding company with the following active 100% owned operating subsidiaries during the three months ended March 31, 2014:

  •
  TransMontaigne Operating GP L.L.C.

  •
  TransMontaigne Operating Company L.P.

  •
  TransMontaigne Terminals L.L.C.

  •
  Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)

  •
  TPSI Terminals L.L.C.

  •
  TLP Finance Corp.

  •
  TPME L.L.C.

        The above omits non-operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of March 31, 2014. We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,652	$3,263
Trade accounts receivable, net	7,092	6,427
Due from affiliates	2,481	2,257
Other current assets	3,287	3,478

Total current assets	17,512	15,425
Property, plant and equipment, net	401,076	407,045
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	229,035	211,605
Other assets, net	5,247	5,872

	$661,355	$648,432

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$4,717	$5,717
Due to affiliates	57	—
Accrued liabilities	11,715	16,189

Total current liabilities	16,489	21,906
Other liabilities	5,330	6,059
Long-term debt	234,000	212,000

Total liabilities	255,819	239,965

Partners' equity:
Common unitholders (16,124,566 units issued and outstanding at March 31, 2014 and December 31, 2013)	347,477	350,505
General partner interest (2% interest with 329,073 equivalent units outstanding at March 31, 2014 and December 31, 2013)	58,059	57,962

Total partners' equity	405,536	408,467

	$661,355	$648,432

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended March 31,
	2014	2013
Revenue:
External customers	$13,623	$14,288
Affiliates	24,430	27,310

Total revenue	38,053	41,598

Operating costs and expenses and other:
Direct operating costs and expenses	(15,392)	(16,728)
Direct general and administrative expenses	(918)	(1,100)
Allocated general and administrative expenses	(2,782)	(2,740)
Allocated insurance expense	(914)	(958)
Reimbursement of bonus awards	(375)	(313)
Depreciation and amortization	(7,400)	(7,339)
Earnings from unconsolidated affiliates	163	40

Total operating costs and expenses and other	(27,618)	(29,138)

Operating income	10,435	12,460
Other income (expenses):
Interest expense	(953)	(719)
Foreign currency transaction gain	—	41
Amortization of deferred financing costs	(244)	(244)

Total other expenses, net	(1,197)	(922)

Net earnings	9,238	11,538
Other comprehensive income—foreign currency translation adjustments	—	174

Comprehensive income	$9,238	$11,712

Net earnings	$9,238	$11,538
Less—earnings allocable to general partner interest including incentive distribution rights	(1,756)	(1,362)

Net earnings allocable to limited partners	$7,482	$10,176

Net earnings per limited partner unit—basic and diluted	$0.46	$0.70

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners' equity (unaudited)

Year ended December 31, 2013 and three months ended March 31, 2014

(Dollars in thousands)

	Common unitholders	General partner interest	Accumulated other comprehensive income (loss)	Total
Balance December 31, 2012	$292,648	$56,564	$(475)	$348,737
Proceeds from offering of 1,667,500 common units, net of underwriters' discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Deferred equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392

Balance December 31, 2013	350,505	57,962	—	408,467
Distributions to unitholders	(10,477)	(1,659)	—	(12,136)
Deferred equity-based compensation related to restricted phantom units	52	—	—	52
Purchase of 2,001 common units by our long-term incentive plan	(85)	—	—	(85)
Issuance of 5,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for three months ended March 31, 2014	7,482	1,756	—	9,238

Balance March 31, 2014	$347,477	$58,059	$—	$405,536

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$9,238	$11,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,400	7,339
Earnings from unconsolidated affiliates	(163)	(40)
Distributions from unconsolidated affiliates	750	178
Deferred equity-based compensation	52	89
Amortization of deferred financing costs	244	244
Amortization of deferred revenue	(740)	(1,106)
Amounts due under long-term terminaling services agreements, net	277	294
Changes in operating assets and liabilities:
Trade accounts receivable, net	(601)	(2,476)
Due from affiliates.	(224)	(217)
Other current assets	191	(1,231)
Trade accounts payable	(657)	(406)
Due to affiliates	57	858
Accrued liabilities	(4,474)	(3,821)

Net cash provided by operating activities	11,350	11,243

Cash flows from investing activities:
Investments in unconsolidated affiliates	(18,017)	(56,963)
Capital expenditures	(1,723)	(5,772)

Net cash used in investing activities	(19,740)	(62,735)

Cash flows from financing activities:
Borrowings of debt under credit facility	39,000	91,500
Repayments of debt under credit facility	(17,000)	(29,500)
Deferred issuance costs	—	(172)
Distributions paid to unitholders	(12,136)	(10,599)
Purchase of common units by our long-term incentive plan	(85)	(72)

Net cash provided by financing activities	9,779	51,157

Increase (decrease) in cash and cash equivalents	1,389	(335)
Foreign currency translation effect on cash	—	23
Cash and cash equivalents at beginning of period	3,263	6,745

Cash and cash equivalents at end of period	$4,652	$6,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$945	$598

Property, plant and equipment acquired with accounts payable	$341	$1,336

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

        We are controlled by our general partner, TransMontaigne GP L.L.C. ("TransMontaigne GP"), which is a wholly-owned subsidiary of TransMontaigne Inc. Morgan Stanley Capital Group Inc. ("Morgan Stanley Capital Group"), a wholly-owned subsidiary of Morgan Stanley, owns all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley is the indirect owner of our general partner. Morgan Stanley Capital Group is the principal commodities trading arm of Morgan Stanley. At March 31, 2014, TransMontaigne Inc. and Morgan Stanley have a significant interest in our partnership through their indirect ownership of a 19.3% limited partner interest, a 2% general partner interest and the incentive distribution rights.

(b)   Basis of presentation and use of estimates

        Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2014 and December 31, 2013, our results of operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013.

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

        The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended March 31, 2014 and 2013, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly-owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

        Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2014 and 2013, we recognized revenue of approximately $3.6 million and $4.2 million, respectively, for net product gained. Within these amounts, approximately $2.5 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(f)    Investments in unconsolidated affiliates

        We account for our investments in our unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

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

(l)    Net earnings per limited partner unit

        Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are net of the earnings allocable to the general partner interest and distributions payable to any phantom units granted under the long-term incentive plan that participate in the partnership's distributions (see Note 16 of Notes to consolidated financial statements). The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner's share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partnership units outstanding during the period and any potential dilutive securities outstanding during the period.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES

        Constraints on expansion.    Morgan Stanley informed us in October 2011 that, for the foreseeable future, it does not expect to approve any "significant" acquisition or investment that we may propose. Morgan Stanley's decision is the result of the uncertain regulatory environment relating to Morgan Stanley's status as a financial holding company subject to the Bank Holding Company Act and consolidated supervision by the Board of Governors of the Federal Reserve System. Morgan Stanley indicated that it has not established a specific definition of what constitutes a "significant" investment and significance may be determined on either a quantitative or qualitative basis, depending on the facts and circumstances and relevant legal and regulatory considerations. Morgan Stanley has informed us that they will review on a case by case basis each proposed transaction to determine its significance; whether it is an acquisition of, or investment in, assets or legal entities and further that an acquisition of, or investment in, a noncontrolling interest or joint venture interest may be "significant" without respect to the size of the transaction. The practical effect of these limitations is to significantly constrain our ability to expand our asset base and operations through acquisitions from third parties. These constraints will reduce the potential for increasing our distributions to unitholders in the future. In addition, these constraints will limit additions to our capital assets primarily to additions and improvements that we construct or add to our existing facilities, although some acquisitions of assets from third parties may be possible to the extent approved by Morgan Stanley. For example, our December 2012 investment in Battleground Oil Specialty Terminal Company LLC ("BOSTCO") was approved by Morgan Stanley based on the specific facts and circumstances of the BOSTCO project and the structure of our investment in BOSTCO, and is not indicative of whether Morgan Stanley will approve any other acquisition or investment that we may propose in the future (see Note 3 of Notes to consolidated financial statements).

        Potential change in control.    On December 20, 2013, Morgan Stanley announced that it is exploring strategic options for its ownership interest in TransMontaigne Inc., which is the indirect parent of TransMontaigne GP, our general partner. While there can be no assurance as to the form of any transaction, it may include a sale or other disposition of either TransMontaigne GP or TransMontaigne Inc., either of which would result in a change in control of Partners. Although a change of control transaction would serve to reduce or eliminate the impacts of the current Morgan Stanley imposed constraints on our expansion, until such a change of control transaction, if any, is completed, we will continue to be subject to these constraints and regulatory uncertainties for so long as Morgan Stanley continues to indirectly control our general partner.

        Omnibus agreement.    We have an omnibus agreement with TransMontaigne Inc. that will continue in effect until the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) the election of either us or TransMontaigne Inc., following at least 24 months' prior written notice to the other parties.

        Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended March 31, 2014 and 2013, the administrative fee paid to TransMontaigne Inc. was approximately $2.8 million and $2.7 million, respectively. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

        The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended March 31, 2014 and 2013, the insurance reimbursement paid to TransMontaigne Inc. was approximately $0.9 million and $1.0 million, respectively. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on-site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

        We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the three months ended March 31, 2014 and 2013, we reimbursed TransMontaigne Inc. and its affiliates approximately $0.4 million and $0.3 million, respectively.

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

        Terminaling services agreement—Florida and Midwest terminals.    We have a terminaling services agreement with Morgan Stanley Capital Group relating to our Florida terminals for light-oil and bunker fuel terminaling capacity. The terminaling services agreement provisions covering the Florida light-oil terminaling capacity will continue in effect unless and until Morgan Stanley Capital Group provides us at least 18 months' prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 18 months' prior notice to Morgan Stanley Capital Group. Effective May 31, 2014, the Florida tanks presently dedicated to bunker fuels will no longer be subject to the terminaling services agreement with Morgan Stanley Capital Group. A large portion of this capacity has been re-contracted with Chemoil Corporation effective June 1, 2014.

        Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group had also contracted for our Mount Vernon, Missouri and Rogers, Arkansas terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. We refer to these terminals and the related pipeline as the Razorback system. This portion of the Florida and Midwest terminaling

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(2) TRANSACTIONS WITH AFFILIATES (Continued)

services agreement related to the Razorback system was terminated effective February 28, 2014. Effective March 1, 2014, we entered into a ten year capacity lease agreement with Magellan Pipeline Company, L.P., covering 100% of the capacity of our Razorback system.

        Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group has agreed to throughput a volume that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $22.9 million for the year ending December 31, 2014. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity or for capacity that has been vacated by Morgan Stanley Capital Group.

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

        Terminaling services agreement—Fisher Island terminal.    We had a terminaling services agreement with TransMontaigne Inc. that expired on December 31, 2013. Under this agreement, TransMontaigne Inc. had agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in revenue to us of approximately $1.8 million for the contract year ended December 31, 2013. In exchange for its minimum throughput commitment, we had agreed to provide TransMontaigne Inc. with approximately 185,000 barrels of fuel oil capacity.

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

        Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.8 million for the year ending December 31, 2014; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. Morgan Stanley Capital Group's minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out-of-service tank capacity. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group approximately 8.9 million barrels of light oil storage capacity at our Southeast terminals.

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

        Operations and reimbursement agreement—Frontera.    Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or "Frontera", in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended March 31, 2014 and 2013, we recognized revenue of approximately $0.8 million and $1.0 million, respectively, related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

        Investment in BOSTCO.    On December 20, 2012, we acquired a 42.5%, general voting, Class A Member ("ownership") interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involves construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity at an estimated cost of approximately $450 million. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure is scheduled for the second quarter of 2014.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS (Continued)

        On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $55 million. The expansion is supported by a long-term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000 barrel, ultra-low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high-speed loading at a rate of 25,000 barrels per hour. Work on the approximately 900,000 barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the third quarter of 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $505 million. We expect our total payments for the initial and the expansion projects to be approximately $225 million, which includes our proportionate share of the BOSTCO project costs and necessary start-up working capital, a one-time buy-in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

        Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO's business. Kinder Morgan is responsible for managing BOSTCO's day-to-day operations. Our 42.5% ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in BOSTCO under the equity method of accounting.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE (Continued)

        Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$7,556	$6,527
Less allowance for doubtful accounts	(464)	(100)

	$7,092	$6,427

        The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months ended March 31,
	2014	2013
Morgan Stanley Capital Group	62%	62%

(5) OTHER CURRENT ASSETS

        Other current assets are as follows (in thousands):

	March 31, 2014	December 31, 2013
Amounts due from insurance companies	$1,543	$1,722
Additive detergent	1,553	1,718
Deposits and other assets	191	38

	$3,287	$3,478

        Amounts due from insurance companies.    We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2014 and December 31, 2013, we have recognized amounts due from insurance companies of approximately $1.5 million and $1.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2014, we received reimbursements from insurance companies of approximately $0.2 million. During the three months ended March 31, 2014, we did not adjust our estimate of probable insurance recoveries.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net is as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$52,519	$52,519
Terminals, pipelines and equipment	563,131	562,077
Furniture, fixtures and equipment	1,861	1,861
Construction in progress	3,056	2,730

	620,567	619,187
Less accumulated depreciation	(219,491)	(212,142)

	$401,076	$407,045

(7) GOODWILL

        Goodwill is as follows (in thousands):

	March 31, 2014	December 31, 2013
Brownsville terminals	$8,485	$8,485

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

        At March 31, 2014 and December 31, 2013, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2013 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2013 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants' weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2014 and December 31, 2013, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $505 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

        The following table summarizes our investments in unconsolidated affiliates:

	Percentage of ownership		Carrying value (in thousands)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
BOSTCO	42.5%	42.5%	$203,960	$186,181
Frontera	50%	50%	25,075	25,424

Total investments in unconsolidated affiliates			$229,035	$211,605

        At March 31, 2014 and December 31, 2013, our investment in BOSTCO includes approximately $4.2 million and $3.6 million, respectively, of excess investment related to the capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

        Earnings (losses) from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2014	2013
BOSTCO	$(80)	$—
Frontera	243	40

Total earnings from unconsolidated affiliates	$163	$40

        Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2014	2013
BOSTCO	$17,972	$56,897
Frontera	45	66

Total additional capital investments in unconsolidated affiliates	$18,017	$56,963

        Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2014	2013
BOSTCO	$113	$—
Frontera	637	178

Total cash distributions received from unconsolidated affiliates	$750	$178

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

        Balance sheets:

	BOSTCO		Frontera
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Current assets	$28,913	$30,776	$4,415	$4,465
Long-term assets	489,486	458,707	46,892	47,691
Current liabilities	(54,970)	(66,469)	(1,157)	(1,308)
Long-term liabilities	—	—	—	—

Net assets	$463,429	$423,014	$50,150	$50,848

        Statements of comprehensive income (loss):

	BOSTCO Three months ended March 31,		Frontera Three months ended March 31,
	2014	2013	2014	2013
Operating revenue	$8,337	$—	$3,045	$2,890
Operating expenses	(8,455)	—	(2,559)	(2,810)

Net earnings (loss) and comprehensive income (loss)	$(118)	$—	$486	$80

(9) OTHER ASSETS, NET

        Other assets, net are as follows (in thousands):

	March 31, 2014	December 31, 2013
Amounts due under long-term terminaling services agreements:
External customers	$522	$592
Morgan Stanley Capital Group	1,886	2,146

	2,408	2,738
Deferred financing costs, net of accumulated amortization of $2,547 and $2,303, respectively	1,869	2,113
Customer relationships, net of accumulated amortization of $1,536 and $1,485, respectively	894	945
Deposits and other assets	76	76

	$5,247	$5,872

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(9) OTHER ASSETS, NET (Continued)

        Amounts due under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the term of the respective agreements. At March 31, 2014 and December 31, 2013, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $2.4 million and $2.7 million, respectively.

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

(10) ACCRUED LIABILITIES

        Accrued liabilities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Customer advances and deposits:
External customers	$1,467	$475
Morgan Stanley Capital Group	3,775	6,264

	5,242	6,739
Accrued property taxes	1,394	767
Accrued environmental obligations	1,881	1,966
Interest payable	173	163
Rebate due to Morgan Stanley Capital Group	831	3,793
Accrued expenses and other	2,194	2,761

	$11,715	$16,189

        Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2014 and December 31, 2013, we have billed and collected from certain of our customers approximately $5.2 million and $6.7 million, respectively, in advance of the terminaling services being provided.

        Accrued environmental obligations.    At March 31, 2014 and December 31, 2013, we have accrued environmental obligations of approximately $1.9 million and $2.0 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2014, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the three months ended March 31, 2014, we increased our remediation obligations by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(10) ACCRUED LIABILITIES (Continued)

        Rebate due to Morgan Stanley Capital Group.    Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2014 and December 31, 2013, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.8 million and $3.8 million, respectively. During the three months ended March 31, 2014, we paid Morgan Stanley Capital Group approximately $3.8 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2013.

(11) OTHER LIABILITIES

        Other liabilities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Advance payments received under long-term terminaling services agreements	$244	$297
Deferred revenue—ethanol blending fees and other projects	5,086	5,762

	$5,330	$6,059

        Advance payments received under long-term terminaling services agreements.    We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight-line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2014 and December 31, 2013, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $0.2 million and $0.3 million, respectively.

        Deferred revenue—ethanol blending fees and other projects.    Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2014 and December 31, 2013, we have unamortized deferred revenue of approximately $5.1 million and $5.8 million, respectively, for completed projects. During the three months ended March 31, 2014 and 2013, we recognized revenue on a straight-line basis of approximately $0.7 million and $1.1 million, respectively, for completed projects.

(12) LONG-TERM DEBT

        On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $331.6 million at March 31, 2014). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(12) LONG-TERM DEBT (Continued)

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

        If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of March 31, 2014.

        For the three months ended March 31, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.6% and 2.2%, respectively. At March 31, 2014 and December 31, 2013, our outstanding borrowings under the credit facility were $234 million and $212 million, respectively. At March 31, 2014 and December 31, 2013, our outstanding letters of credit were approximately $nil at both dates.

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

(13) PARTNERS' EQUITY

        The number of units outstanding is as follows:

	Common units	General partner units
Units outstanding at March 31, 2014 and December 31, 2013	16,124,566	329,073

        At March 31, 2014 and December 31, 2013, common units outstanding include 16,597 and 20,096 common units, respectively, held on behalf of TransMontaigne Services Inc.'s long-term incentive plan.

(14) LONG-TERM INCENTIVE PLAN

        TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.'s operations, as well as our operations. TransMontaigne Services Inc. adopted a long-term incentive plan for its employees and consultants and the independent directors of our general partner. The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,428,377 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2014, 2,188,457 units are available for future grant under the long-term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. Pursuant to the terms of the long-term incentive plan, all restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. The long-term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(14) LONG-TERM INCENTIVE PLAN (Continued)

        TransMontaigne GP, on behalf of the long-term incentive plan, has purchased 2,001 and 1,725 common units pursuant to the program during the three months ended March 31, 2014 and 2013, respectively.

        Information about restricted phantom unit activity for the three months ended March 31, 2014 is as follows:

	Available for future grant	Restricted phantom units	NYSE closing price
Units outstanding at December 31, 2013	1,871,966	14,500
Automatic increase in units available for future grant on January 1, 2014	322,491	—
Grant on March 31, 2014	(6,000)	6,000	$43.08
Vesting on March 31, 2014	—	(5,500)	$43.08

Units outstanding at March 31, 2014	2,188,457	15,000

        On March 31, 2014 and 2013, TransMontaigne Services Inc. granted 6,000 and 6,000 restricted phantom units, respectively, to the independent directors of our general partner. Over their respective four-year vesting periods, we will recognize deferred equity-based compensation of approximately $0.3 million and $0.3 million, associated with the March 2014 and March 2013 grants, respectively.

        Deferred equity-based compensation of approximately $52,000 and $89,000 is included in direct general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

(15) COMMITMENTS AND CONTINGENCIES

        Contract commitments.    At March 31, 2014, we have contractual commitments of approximately $7.9 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2014.

        Operating leases.    We lease property and equipment under non-cancelable operating leases that extend through August 2030. At March 31, 2014, future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2014 (remainder of the year)	$2,709
2015	3,838
2016	3,953
2017	2,984
2018	588
Thereafter	3,891

$17,963

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        Included in the above non-cancelable operating lease commitments are amounts for property rentals that we have sublet under non-cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.5 million in future periods.

        Rental expense under operating leases was approximately $867,000 and $818,000 for the three months ended March 31, 2014 and 2013, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

        The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended March 31,
	2014	2013
Net earnings	$9,238	$11,538
Less:
Distributions payable on behalf of incentive distribution rights	(1,603)	(1,154)
Distributions payable on behalf of general partner interest	(217)	(189)
Earnings allocable to general partner interest less than (in excess of) distributions payable to general partner interest	64	(19)

Earnings allocable to general partner interest including incentive distribution rights	(1,756)	(1,362)

Net earnings allocable to limited partners per the consolidated statements of comprehensive income	$7,482	$10,176

Less distributions payable on behalf of unvested long-term incentive plan grants	(10)	(16)

Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$7,472	$10,160

Basic and diluted weighted average units	16,103	14,438

Net earnings per limited partner unit—basic and diluted	$0.46	$0.70

        Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2013 through March 31, 2013	$0.64
April 1, 2013 through June 30, 2013	$0.65
July 1, 2013 through September 30, 2013	$0.65
October 1, 2013 through December 31, 2013	$0.65
January 1, 2014 through March 31, 2014	$0.66

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

        The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2014 and December 31, 2013.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Gulf Coast Terminals:
Terminaling services fees, net	$11,768	$11,801
Other	3,001	2,909

Revenue	14,769	14,710
Direct operating costs and expenses	(4,837)	(5,414)

Net margins	9,932	9,296

Midwest Terminals and Pipeline System:
Terminaling services fees, net	1,993	2,012
Pipeline transportation fees	327	348
Other	374	549

Revenue	2,694	2,909
Direct operating costs and expenses	(704)	(632)

Net margins	1,990	2,277

Brownsville Terminals:
Terminaling services fees, net	1,497	1,887
Pipeline transportation fees	366	1,640
Other	2,974	2,730

Revenue	4,837	6,257
Direct operating costs and expenses	(3,480)	(3,479)

Net margins	1,357	2,778

River Terminals:
Terminaling services fees, net	2,021	3,267
Other	214	253

Revenue	2,235	3,520
Direct operating costs and expenses	(1,782)	(1,874)

Net margins	453	1,646

Southeast Terminals:
Terminaling services fees, net	11,440	11,758
Other	2,078	2,444

Revenue	13,518	14,202
Direct operating costs and expenses	(4,589)	(5,329)

Net margins	8,929	8,873

Total net margins	22,661	24,870
Direct general and administrative expenses	(918)	(1,100)
Allocated general and administrative expenses	(2,782)	(2,740)
Allocated insurance expense	(914)	(958)
Reimbursement of bonus awards	(375)	(313)
Depreciation and amortization	(7,400)	(7,339)
Earnings from unconsolidated affiliates	163	40

Operating income	10,435	12,460
Other expenses, net	(1,197)	(922)

Net earnings	$9,238	$11,538

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (Continued)

(18) BUSINESS SEGMENTS (Continued)

        Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2014
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$6,023	$807	$3,996	$1,951	$846	$13,623
Morgan Stanley Capital Group	8,736	1,887	—	284	12,624	23,531
Frontera	—	—	841	—	—	841
TransMontaigne Inc.	10	—	—	—	48	58

Total revenue	$14,769	$2,694	$4,837	$2,235	$13,518	$38,053

Capital expenditures	$200	$28	$567	$493	$435	$1,723

Identifiable assets	$126,534	$24,542	$46,288	$55,385	$172,658	$425,407

Cash and cash equivalents						4,652
Investments in unconsolidated affiliates						229,035
Deferred financing costs						1,869
Other						392

Total assets						$661,355

	Three months ended March 31, 2013
	Gulf Coast Terminals	Midwest Terminals and Pipeline System	Brownsville Terminals	River Terminals	Southeast Terminals	Total
Revenue:
External customers	$4,038	$466	$5,304	$3,520	$960	$14,288
Morgan Stanley Capital Group	10,210	2,443	—	—	13,230	25,883
Frontera	—	—	953	—	—	953
TransMontaigne Inc.	462	—	—	—	12	474

Total revenue	$14,710	$2,909	$6,257	$3,520	$14,202	$41,598

Capital expenditures	$762	$788	$609	$531	$3,082	$5,772

(19) SUBSEQUENT EVENT

        On April 14, 2014, we announced a distribution of $0.66 per unit for the period from January 1, 2014 through March 31, 2014, payable on May 8, 2014 to unitholders of record on April 30, 2014.

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

        Although the possibility of a change of control transaction has created significant uncertainty that may adversely affect our business in the near future, management believes that a change of control transaction could benefit our business in the longer term. As discussed in more detail in Item 1A. "Risk Factors" and "Regulatory Matters" in Item 7 of our Annual Report on Form 10-K, filed on March 11, 2014, since 2008, our business has been subject to significant uncertainty and constraints on our ability to undertake significant capital transactions stemming from the regulatory environment affecting Morgan Stanley as a result of its status as a financial holding company under the Bank Holding Company Act. As a result, a change of control transaction could serve to reduce or eliminate the impacts of this uncertain and changing regulatory environment on our business if TransMontaigne Partners ceases to be subject to consolidated regulation and supervision by the Board of Governors of the Federal Reserve System, following the consummation of such transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, filed on March 11, 2014 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management's opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2014

        On January 10, 2014, we entered into a ten year capacity lease agreement with Magellan Pipeline Company, L.P., effective March 1, 2014, covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon, Missouri to Rogers, Arkansas. The existing agreement for these facilities with Morgan Stanley Capital Group terminated effective February 28, 2014. We expect this new agreement will generate approximately the same total annual revenue as the Morgan Stanley Capital Group agreement.

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

RECENT DEVELOPMENTS

        In October of 2013, we announced the commencement of commercial operations of BOSTCO. As of the beginning of May 2014, approximately 49 of the 51 initial phase storage tanks have been placed into service and are earning revenue, and the remaining two tanks are expected to come online during the second quarter. A two-berth ship dock and 12 barge berths have also been placed into service. Work on the 900,000 barrel ultra-low sulphur diesel expansion started in the second quarter of 2013, with commercial operations expected to begin in the third quarter of 2014. We received our first distribution from BOSTCO in February 2014, and we expect our distributions from BOSTCO to increase throughout 2014 as the remaining tanks come on-line.

        The existing Florida bunker fuels agreement with Morgan Stanley Capital Group at our Port Manatee, Florida and Cape Canaveral, Florida terminals will terminate on May 31, 2014. The revenues attributable to these two Florida terminals' bunker fuels tanks were approximately 2.5% of our total revenue for the three months ended March 31, 2014. We are currently in the process of identifying other potential parties to re-contract this capacity, however, at this time we are unsure if we will be successful in our re-contracting efforts.

        On April 14, 2014, we announced a distribution of $0.66 per unit for the period from January 1, 2014 through March 31, 2014, representing a $0.01 increase over the previous quarter. The distribution is payable on May 8, 2014 to unitholders of record on April 30, 2014.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

 ANALYSIS OF REVENUE

        Total Revenue.    We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2014	2013
Terminaling services fees, net	$28,719	$30,725
Pipeline transportation fees	693	1,988
Management fees and reimbursed costs	1,540	1,805
Other	7,101	7,080

Revenue	$38,053	$41,598

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

        We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$14,769	$14,710
Midwest terminals and pipeline system	2,694	2,909
Brownsville terminals	4,837	6,257
River terminals	2,235	3,520
Southeast terminals	13,518	14,202

Revenue	$38,053	$41,598

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$11,768	$11,801
Midwest terminals and pipeline system	1,993	2,012
Brownsville terminals	1,497	1,887
River terminals	2,021	3,267
Southeast terminals	11,440	11,758

Terminaling services fees, net	$28,719	$30,725

        The decrease in terminaling services fees, net includes a decrease of approximately $1.4 million at our River terminals resulting from a new terminaling services agreement with a third-party customer that was effective April 1, 2013. This new terminaling services agreement reduced the third-party customer's minimum monthly throughput commitments from approximately 1.1 million barrels to approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals.

        Included in terminaling services fees, net for the three months ended March 31, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $19.8 million and $20.9 million, respectively, and TransMontaigne Inc. of approximately $nil and $0.5 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2014	2013
Firm commitments:
External customers	$8,043	$8,641
Affiliates	19,688	21,384

Total	27,731	30,025

Variable:
External customers	866	756
Affiliates	122	(56)

Total	988	700

Terminaling services fees, net	$28,719	$30,725

        At March 31, 2014, the remaining terms on the terminaling services agreements that generated "firm commitments" for the three months ended March 31, 2014 were as follows (in thousands):

At March 31, 2014
Remaining terms on terminaling services agreements that generated "firm commitments":
Less than 1 year remaining	$5,071
1 year or more, but less than 3 years remaining	17,961
3 years or more, but less than 5 years remaining	3,116
5 years or more remaining	1,583

Total firm commitments for the three months ended March 31, 2014	$27,731

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	327	348
Brownsville terminals	366	1,640
River terminals	—	—
Southeast terminals	—	—

Pipeline transportation fees	$693	$1,988

        The decrease in pipeline transportation fees includes a decrease of approximately $1.1 million resulting from a November 2013 fire that has shut down Exxon's King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of liquefied petroleum gas ("LPG") to our third party customer who transports LPG on our Ella-Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We anticipate that Exxon's King Ranch plant will not be able to supply LPG to our customer until possibly the fourth quarter of 2014. We anticipate pipeline transportation fees to decline at our Brownsville terminals while Exxon's King Ranch plant is out of commission.

        Included in pipeline transportation fees for the three months ended March 31, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $0.1 million and $0.3 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$244	$104
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,296	1,701
River terminals	—	—
Southeast terminals	—	—

Management fees and reimbursed costs	$1,540	$1,805

        Included in management fees and reimbursed costs for the three months ended March 31, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $0.2 million and $nil, respectively, and Frontera of approximately $0.8 million and $1.0 million, respectively.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2014	2013
Product gains	$3,617	$4,152
Steam heating fees	1,581	1,085
Product transfer services	329	317
Railcar handling	230	146
Other	1,344	1,380

Other revenue	$7,101	$7,080

        For the three months ended March 31, 2014 and 2013, we sold approximately 38,350 and 42,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $116 and $124 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2014 and 2013, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.8 million and $1.1 million, respectively.

        Included in other revenue for the three months ended March 31, 2014 and 2013 are amounts charged to Morgan Stanley Capital Group of approximately $3.4 million and $4.7 million, respectively.

        The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$2,757	$2,805
Midwest terminals and pipeline system	374	549
Brownsville terminals	1,678	1,029
River terminals	214	253
Southeast terminals	2,078	2,444

Other revenue	$7,101	$7,080

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2014	2013
Wages and employee benefits	$5,666	$6,449
Utilities and communication charges	2,412	1,920
Repairs and maintenance	2,758	4,319
Office, rentals and property taxes	2,298	2,340
Vehicles and fuel costs	364	342
Environmental compliance costs	661	642
Other	1,233	716

Direct operating costs and expenses	$15,392	$16,728

        The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2014	2013
Gulf Coast terminals	$4,837	$5,414
Midwest terminals and pipeline system	704	632
Brownsville terminals	3,480	3,479
River terminals	1,782	1,874
Southeast terminals	4,589	5,329

Direct operating costs and expenses	$15,392	$16,728

        Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K-1 preparation and distribution, independent director fees and deferred equity-based compensation. The direct general and administrative expenses were approximately $0.9 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

        Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

        Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors' and officers' liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

        The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

        For the three months ended March 31, 2014 and 2013, depreciation and amortization expense was approximately $7.4 million and $7.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. Future expansion, development and acquisition expenditures will depend on numerous factors, including approval by Morgan Stanley, to the extent that Morgan Stanley does not complete a change of control transaction in the near future and continues to indirectly control our general partner; the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and

the availability of debt financing and equity capital on acceptable terms. Further discussion of Morgan Stanley's current position with respect to approval of any proposed acquisitions and investments, a possible change in control transaction and the potential impacts of such events is set forth under the captions "Uncertainty Regarding Our Relationship With Morgan Stanley" above under this Item 2 and also under "Item 1A. Risk Factors" and "Regulatory Matters" in Item 7 of our Annual Report on Form 10-K, filed on March 11, 2014.

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

        Our capital expenditures for the three months ended March 31, 2014 were approximately $1.7 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the three months ended March 31, 2014 of approximately $18.0 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend into the third quarter of 2014. At March 31, 2014, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $20 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

        Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or "credit facility", which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $331.6 million at March 31, 2014). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our "available cash" as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of "permitted acquisitions"; "other investments" which may not exceed 5% of "consolidated net tangible assets"; and "permitted JV investments". Permitted JV investments include up to $225 million of investments in BOSTCO (the "Specified BOSTCO Investment"). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

        We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2014, our outstanding borrowings under the credit facility were $234 million.

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

	Three months ended
					Twelve months ended March 31, 2014
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$17,202	$15,745	$18,386	$18,474	$69,807
Consolidated funded indebtedness					$234,000
Total leverage ratio					3.35x
Consolidated EBITDA for the interest coverage ratio	$17,202	$15,745	$18,386	$18,474	$69,807
Consolidated interest expense, as stipulated in the credit facility	$784	$532	$677	$953	$2,946
Interest coverage ratio					23.70x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$17,202	$15,745	$18,386	$18,474	$69,807
Consolidated interest expense	(784)	(532)	(677)	(953)	(2,946)
Utility deposits returned	—	135	—	—	135
Amortization of deferred revenue	(1,079)	(793)	(694)	(740)	(3,306)
Amounts due under long-term terminaling services agreements, net	349	353	(204)	277	775
Change in operating assets and liabilities	5,551	(1,172)	1,206	(5,708)	(123)

Cash flows provided by operating activities	$21,239	$13,736	$18,017	$11,350	$64,342

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 11, 2014, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender's base rate. At March 31, 2014, we had outstanding borrowings of $234 million under our credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2014 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.3 million.

        We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to Morgan Stanley Capital Group 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to Morgan Stanley Capital Group and other marketing and distribution companies on a monthly basis; the sales price is based on industry indices. For the three months ended March 31, 2014 and 2013, we sold approximately 38,350 and 42,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $116 and $124 per barrel, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner's principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS

        The following risk factors, discussed in more detail in "Item 1A. Risk Factors," in our Annual Report on Form 10-K, filed on March 11, 2014, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

  •
  the impact of Morgan Stanley's status under the Bank Holding Company Act as a financial holding company on its ability to conduct certain nonbanking activities or retain certain investments, including control of our general partner, in the event that a change of control transaction is not consummated in the near future;

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

  •
  changes that Morgan Stanley may make in the manner it conducts the petroleum liquids portion of its commodities business (or sells a significant portion of such business) could materially and adversely affect our business, if a change of control transaction is not consummated in the near future;

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

        There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed on March 11, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Purchases of Securities.    The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2014 covered by this report.

Period	Total number of common units purchased	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
January	667	$42.41	667	9,338
February	667	$43.61	667	8,671
March	667	$41.34	667	8,004

	2,001	$42.45	2,001

        During the three months ended March 31, 2014, we purchased 2,001 common units, with approximately $85,000 of aggregate market value, in the open market pursuant to a purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long-Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a "Change of Control" under the TransMontaigne Services Inc. Long-Term Incentive Plan. The current amended purchase program allows us to purchase in future periods up to 8,004 common units, in the aggregate, through the amended purchase program's scheduled termination date of April 1, 2015.

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
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2014	TRANSMONTAIGNE PARTNERS L.P. (Registrant)
TransMontaigne GP L.L.C., its General Partner
	By:	/s/ CHARLES L. DUNLAP Charles L. Dunlap Chief Executive Officer
	By:	/s/ FREDERICK W. BOUTIN Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners' equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.