Form 10-Q
period 2014-06-30
TransMontaigne Partners L.P.
filed 2014-08-07
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001‑32505

TRANSMONTAIGNE PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34‑2037221 (I.R.S. Employer Identification No.)

1670 Broadway

Suite 3100

Denver, Colorado 80202

(Address, including zip code, of principal executive offices)

(303) 626‑8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2014, there were 16,124,566 units of the registrant’s Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report contains forward‑looking statements, including the following:

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward‑looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report in Part II. Other Information under the heading “Item 1A. Risk Factors.”

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2014 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2013, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 11, 2014 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following active 100% owned operating subsidiaries during the three and six months ended June 30, 2014:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TPME L.L.C.

The above omits non‑operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of June 30, 2014. We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$3,263
Trade accounts receivable, net	8,638	6,427
Due from affiliates	3,449	2,257
Other current assets	3,249	3,478
Total current assets	16,805	15,425
Property, plant and equipment, net	394,319	407,045
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	234,002	211,605
Other assets, net	4,682	5,872
	$658,293	$648,432
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$4,868	$5,717
Accrued liabilities	10,788	16,189
Total current liabilities	15,656	21,906
Other liabilities	4,753	6,059
Long-term debt	234,000	212,000
Total liabilities	254,409	239,965
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at June 30, 2014 and December 31, 2013)	345,781	350,505
General partner interest (2% interest with 329,073 equivalent units outstanding at June 30, 2014 and December 31, 2013)	58,103	57,962
Total partners’ equity	403,884	408,467
	$658,293	$648,432

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
External customers	$15,474	$12,283	$29,097	$26,571
Affiliates	23,885	26,415	48,315	53,725
Total revenue	39,359	38,698	77,412	80,296
Operating costs and expenses and other:
Direct operating costs and expenses	(16,396)	(17,294)	(31,788)	(34,022)
Direct general and administrative expenses	(462)	(651)	(1,380)	(1,751)
Allocated general and administrative expenses	(2,782)	(2,741)	(5,564)	(5,481)
Allocated insurance expense	(913)	(935)	(1,827)	(1,893)
Reimbursement of bonus awards	(375)	(312)	(750)	(625)
Depreciation and amortization	(7,396)	(7,460)	(14,796)	(14,799)
Earnings (loss) from unconsolidated affiliates	1,275	(4)	1,438	36
Total operating costs and expenses and other	(27,049)	(29,397)	(54,667)	(58,535)
Operating income	12,310	9,301	22,745	21,761
Other income (expenses):
Interest expense	(1,226)	(784)	(2,179)	(1,503)
Foreign currency transaction loss	—	(49)	—	(8)
Amortization of deferred financing costs	(244)	(244)	(488)	(488)
Total other expenses, net	(1,470)	(1,077)	(2,667)	(1,999)
Net earnings	10,840	8,224	20,078	19,762
Other comprehensive income (loss)—foreign currency translation adjustments	—	(172)	—	2
Comprehensive income	$10,840	$8,052	$20,078	$19,764
Net earnings	$10,840	$8,224	$20,078	$19,762
Less—earnings allocable to general partner interest including incentive distribution rights	(1,865)	(1,435)	(3,621)	(2,797)
Net earnings allocable to limited partners	$8,975	$6,789	$16,457	$16,965
Net earnings per limited partner unit—basic and diluted	$0.56	$0.47	$1.02	$1.17

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2013 and six months ended June 30, 2014

(Dollars in thousands)

			Accumulated
		General	other
	Common	partner	comprehensive
	unitholders	interest	income (loss)	Total
Balance December 31, 2012	$292,648	$56,564	$(475)	$348,737
Proceeds from offering of 1,667,500 common units, net of underwriters’ discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Deferred equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392
Balance December 31, 2013	350,505	57,962	—	408,467
Distributions to unitholders	(21,118)	(3,480)	—	(24,598)
Deferred equity-based compensation related to restricted phantom units	114	—	—	114
Purchase of 4,002 common units by our long-term incentive plan	(177)	—	—	(177)
Issuance of 5,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for six months ended June 30, 2014	16,457	3,621	—	20,078
Balance June 30, 2014	$345,781	$58,103	$—	$403,884

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net earnings	$10,840	$8,224	$20,078	$19,762
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,396	7,460	14,796	14,799
Earnings from unconsolidated affiliates	(1,275)	4	(1,438)	(36)
Distributions from unconsolidated affiliates	1,688	371	2,438	549
Deferred equity-based compensation	62	115	114	204
Amortization of deferred financing costs	244	244	488	488
Amortization of deferred revenue	(671)	(1,079)	(1,411)	(2,185)
Amounts due under long-term terminaling services agreements, net	336	349	613	643
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,518)	1,464	(2,119)	(1,012)
Due from affiliates	(968)	602	(1,192)	385
Other current assets	38	962	229	(269)
Trade accounts payable	452	(2,446)	(205)	(2,852)
Due to affiliates	(57)	(511)	—	347
Accrued liabilities	(927)	5,480	(5,401)	1,659
Net cash provided by operating activities	15,640	21,239	26,990	32,482
Cash flows from investing activities:
Investments in unconsolidated affiliates	(5,380)	(13,993)	(23,397)	(70,956)
Capital expenditures	(889)	(4,604)	(2,612)	(10,376)
Net cash used in investing activities	(6,269)	(18,597)	(26,009)	(81,332)
Cash flows from financing activities:
Borrowings of debt under credit facility	17,000	28,000	56,000	119,500
Repayments of debt under credit facility	(17,000)	(20,000)	(34,000)	(49,500)
Deferred issuance costs	—	(226)	—	(398)
Distributions paid to unitholders	(12,462)	(10,602)	(24,598)	(21,201)
Purchase of common units by our long-term incentive plan	(92)	(94)	(177)	(166)
Net cash provided by (used in) financing activities	(12,554)	(2,922)	(2,775)	48,235
Decrease in cash and cash equivalents	(3,183)	(280)	(1,794)	(615)
Foreign currency translation effect on cash	—	23	—	46
Cash and cash equivalents at beginning of period	4,652	6,433	3,263	6,745
Cash and cash equivalents at end of period	$1,469	$6,176	$1,469	$6,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,240	$756	$2,185	$1,354
Property, plant and equipment acquired with accounts payable	$75	$246	$75	$246

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners L.P. (“Partners,” “we,” “us” or “our”) was formed in February 2005 as a Delaware limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products.

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is a wholly‑owned subsidiary of TransMontaigne Inc. At June 30, 2014, Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley was the indirect owner of our general partner. At June 30, 2014, TransMontaigne Inc. and Morgan Stanley had a significant interest in our partnership through their indirect ownership of an approximate 20% limited partner interest, a 2% general partner interest and the incentive distribution rights.

Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne Inc. to NGL Energy Partners LP (“NGL”). TransMontaigne Inc. is the indirect parent and sole member of TransMontaigne GP, which is our general partner. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne Inc. and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling service agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “Transaction”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The Transaction did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange. See Note 19 of Notes to consolidated financial statements.

On July 10, 2014, NGL submitted a non-binding, unsolicited proposal (the “Proposal”) to the Conflicts Committee of the board of directors of TransMontaigne GP, pursuant to which each outstanding common unit of Partners would be exchanged for one common unit of NGL. It is anticipated that the transaction would be structured as a merger of Partners with a wholly-owned subsidiary of NGL.  On July 14, 2014, the Conflicts Committee acknowledged that it had received and is reviewing the Proposal on a preliminary basis but has not yet reached any conclusions or made any determination whether to issue a counteroffer to the Proposal, reject the Proposal or take any other action with respect to the Proposal.  Prior to making any determination with respect to any potential transaction of the type proposed by NGL, the Conflicts Committee announced that it intends to carefully consider the Proposal and evaluate the fairness, from a financial point of view, of the consideration offered to Partners’ unitholders.  In addition, completion of any such transaction would be subject to the negotiation and execution of a definitive agreement, the approval of the TransMontaigne GP board of directors and the Conflicts Committee, any requisite unitholder approval under the limited partnership agreement and applicable law and applicable regulatory filings and approvals.  See Note 19 of Notes to consolidated financial statements.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2014 and December 31, 2013, our results of operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the three and six months ended June 30, 2014 and 2013.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively. The allocated general and administrative expenses were approximately $5.6 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. The allocated insurance charges were approximately $1.8 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly‑ owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. The reimbursement of bonus awards was approximately $0.8 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2014 and 2013, we recognized revenue of approximately $4.1 million and $3.6 million, respectively, for net product gained. Within these amounts, approximately $2.4 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2014 and 2013, we recognized revenue of approximately $7.7 million and $7.7 million, respectively, for net product gained. Within these amounts, approximately $4.9 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively, were pursuant to terminaling services agreements with affiliate customers.

(d) Cash and cash equivalents

We consider all short‑term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Property, plant and equipment

Depreciation is computed using the straight‑line method. Estimated useful lives are 15 to 25 years for terminals and pipelines and 3 to 25 years for furniture, fixtures and equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity or extend useful lives are capitalized. Repairs and maintenance are expensed as incurred.

We evaluate long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value.

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

(h) Asset retirement obligations

Asset retirement obligations are legal obligations associated with the retirement of long‑lived assets that result from the acquisition, construction, development or normal use of the asset. Generally accepted accounting principles require that the fair value of a liability related to the retirement of long‑lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long‑lived assets consist of above‑ground storage facilities and underground pipelines. We are unable to predict if and when these long‑lived assets will become completely obsolete and require dismantlement. We have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long‑lived assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

(i) Equity‑based compensation plan

Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost will be recognized over the period during which a board member or employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight‑line basis.

(j) Foreign currency translation and transactions

The functional currency of Partners and its U.S.‑based subsidiaries is the U.S. Dollar. The functional currency of our Mexico operations, which we sold effective August 8, 2013 (see Note 3 of Notes to consolidated financial statements), was the Mexican Peso. The assets and liabilities of our foreign subsidiaries were translated at period‑end rates of exchange, and revenue and expenses were translated at average exchange rates prevailing for the period. The resulting translation adjustments, net of related income taxes, were recorded as a component of other comprehensive income in the consolidated statements of comprehensive income. Gains and losses from the re‑measurement of foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) were included in other income (expenses) in the consolidated statements of comprehensive income.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because Partners is treated as a partnership for federal income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by Partners flow through to its unitholders.

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

(l) Net earnings per limited partner unit

Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are net of the earnings allocable to the general partner interest and distributions payable to any restricted phantom units granted under the long‑term incentive plan that participate in Partners’ distributions (see Note 16 of Notes to consolidated financial statements). The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner’s share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partnership units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partnership units outstanding during the period and any potential dilutive securities outstanding during the period.

(m) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  We have an omnibus agreement with TransMontaigne Inc. that will continue in effect until the earlier to occur of (i) TransMontaigne Inc. ceasing to control our general partner or (ii) the election of either us or TransMontaigne Inc., following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended June 30, 2014 and 2013, the administrative fee paid to TransMontaigne Inc. was approximately $2.8 million and $2.7 million, respectively. For the six months ended June 30, 2014 and 2013, the administrative fee paid to TransMontaigne Inc. was approximately $5.6 million and $5.5 million, respectively. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended June 30, 2014 and 2013, the insurance reimbursement paid to TransMontaigne Inc. was approximately $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2014 and 2013, the insurance reimbursement paid to TransMontaigne Inc. was approximately $1.8 million and $1.9 million, respectively. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the three months ended June 30, 2014 and 2013, we reimbursed TransMontaigne Inc. and its affiliates approximately $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, we reimbursed TransMontaigne Inc. and its affiliates approximately $0.8 million and $0.6 million, respectively.

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

Environmental indemnification.  In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne Inc. agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010, and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

In connection with our acquisition of the Brownsville, Texas and River terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011, and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

In connection with our acquisition of the Southeast terminals, TransMontaigne Inc. agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012, and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. TransMontaigne Inc.’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne Inc. has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

In connection with our acquisition of the Pensacola terminal, TransMontaigne Inc. has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne Inc.’s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne Inc. has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

Terminaling services agreement—Florida and Midwest terminals.    In connection with the NGL Transaction, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Florida terminals for light‑oil terminaling capacity (see Note 19 of Notes to consolidated financial statements). The terminaling services agreement provisions covering the Florida light‑oil terminaling capacity will continue in effect unless and until NGL provides us at least 18 months’ prior notice of its intent to terminate the agreement in its entirety or terminate the agreement with respect to one or more Florida terminals. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 18 months’ prior notice to NGL. Effective May 31, 2014, the Florida tanks dedicated to bunker fuels were no longer subject to this terminaling services agreement. A large portion of this capacity has been re‑contracted with Chemoil Corporation effective June 1, 2014.

Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group had also contracted for our Mount Vernon, Missouri and Rogers, Arkansas terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. We refer to these terminals and the related pipeline as the Razorback system. This portion of the Florida and Midwest terminaling services agreement related to the Razorback system was terminated effective February 28, 2014. Effective March 1, 2014, we entered into a ten year capacity lease agreement with Magellan Pipeline Company, L.P., covering 100% of the capacity of our Razorback system.

Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group, and NGL as the successor to the agreement, is obligated to throughput a volume that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $22.9 million for the year ending December 31, 2014. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity or for capacity that has been vacated.

If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, the obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available, then the counterparty may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

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

Terminaling services agreement—Cushing terminal.  In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five‑year automatic renewal unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one‑year period following the in‑service date of August 1, 2012.

If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group’s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 120 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

Terminaling services agreement—Southeast terminals.    In connection with the NGL Transaction, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis tankage (see Note 19 of Notes to consolidated financial statements). The terminaling services agreement provisions pertaining to the Collins/Purvis tankage remained with Morgan Stanley Capital Group. The Southeast terminaling services agreement, excluding the Collins/Purvis tankage, will continue in effect unless and until NGL provides us at least 24 months’ prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months’ prior notice to NGL.

Under this agreement, Morgan Stanley Capital Group, and NGL as the successor to the majority of the agreement, is obligated to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $36.8 million for the year ending December 31, 2014; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, the obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available, the counterparty may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

On December 20, 2013, Morgan Stanley Capital Group provided us 24 months’ prior notice that it will terminate its obligations under the Southeast terminaling services agreement relating to our Collins/Purvis terminal on December 31, 2015. This termination notice does not encompass the Collins/Purvis additional light oil tankage, which is part of a separate terminaling services agreement. Our firmly committed annual revenues under the Southeast terminaling services agreement with respect to the Collins/Purvis terminal are approximately $9.2 million.

Terminaling services agreement—Collins/Purvis additional light oil tankage.  In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group for additional light oil tankage relating to our Collins/Purvis, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months’ prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins/Purvis terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one‑year period following the in‑service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.

If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, Morgan Stanley Capital Group’s obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 30 consecutive days or more and results in a diminution in the storage capacity we make available to Morgan Stanley Capital Group, Morgan Stanley Capital Group may terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

Barge dock services agreement—Baton Rouge dock.  Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five‑year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.

If a force majeure event occurs that renders us unable to perform our obligations, Morgan Stanley Capital Group’s obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, Morgan Stanley Capital Group may terminate its obligations under this agreement.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended June 30, 2014 and 2013, we recognized revenue of approximately $1.0 million and $0.9 million, respectively, related to this operations and reimbursement agreement. For the six months ended June 30, 2014 and 2013, we recognized revenue of approximately $1.8 million and $1.9 million, respectively, related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involves construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity at an estimated cost of approximately $480 million. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $55 million. The expansion is supported by a long‑term leased storage and handling services contract with Morgan Stanley Capital Group and includes six,  150,000 barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. Work on the 900,000 barrel expansion started in the second quarter of 2013, with commercial operations expected to begin in the latter-half of the third quarter 2014. With the addition of this expansion project, BOSTCO will have fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $535 million. We expect our total payments for the initial and the expansion projects to be approximately $235 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO’s business. Kinder Morgan is responsible for managing BOSTCO’s day‑to‑day operations. Our 42.5% ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in BOSTCO under the equity method of accounting.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil and the United States government. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Trade accounts receivable	$9,102	$6,527
Less allowance for doubtful accounts	(464)	(100)
	$8,638	$6,427

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
Morgan Stanley Capital Group	58%	65%	60%	63%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Amounts due from insurance companies	$1,440	$1,722
Additive detergent	1,683	1,718
Deposits and other assets	126	38
	$3,249	$3,478

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2014 and December 31, 2013, we have recognized amounts due from insurance companies of approximately

$1.4 million and $1.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and six months ended June 30, 2014, we received reimbursements from insurance companies of approximately $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2014, we did not adjust our estimate of probable insurance recoveries.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Land	$52,519	$52,519
Terminals, pipelines and equipment	563,968	562,077
Furniture, fixtures and equipment	1,865	1,861
Construction in progress	2,804	2,730
	621,156	619,187
Less accumulated depreciation	(226,837)	(212,142)
	$394,319	$407,045

(7) GOODWILL

Goodwill is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Brownsville terminals	$8,485	$8,485

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 18 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand‑alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

At June 30, 2014 and December 31, 2013, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2013 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2013 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2014 and December 31, 2013, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $535 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

			Carrying value
	Percentage of ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
BOSTCO	42.5%	42.5%	$209,625	$186,181
Frontera	50%	50%	24,377	25,424
Total investments in unconsolidated affiliates			$234,002	$211,605

At June 30, 2014 and December 31, 2013, our investment in BOSTCO includes approximately $4.6 million and $3.6 million, respectively, of excess investment related to the capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
BOSTCO	$1,329	$—	$1,249	$—
Frontera	(54)	(4)	189	36
Total earnings (loss) from unconsolidated affiliates	$1,275	$(4)	$1,438	$36

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
BOSTCO	$5,380	$13,907	$23,352	$70,804
Frontera	—	86	45	152
Total additional capital investments in unconsolidated affiliates	$5,380	$13,993	$23,397	$70,956

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
BOSTCO	$1,044	$—	$1,157	$—
Frontera	644	371	1,281	549
Total cash distributions received from unconsolidated affiliates	$1,688	$371	$2,438	$549

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Current assets	$18,219	$30,776	$3,985	$4,465
Long‑term assets	508,557	458,707	46,098	47,691
Current liabilities	(50,920)	(66,469)	(1,329)	(1,308)
Long‑term liabilities	—	—	—	—
Net assets	$475,856	$423,014	$48,754	$50,848

Statements of comprehensive income (loss):

	BOSTCO		Frontera
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenue	$12,406	$—	$3,415	$2,825
Operating expenses	(9,203)	—	(3,523)	(2,833)
Net earnings (loss) and comprehensive income (loss)	$3,203	$—	$(108)	$(8)

	BOSTCO		Frontera
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenue	$20,743	$—	$6,460	$5,715
Operating expenses	(17,658)	—	(6,082)	(5,643)
Net earnings and comprehensive income	$3,085	$—	$378	$72

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Amounts due under long-term terminaling services agreements:
External customers	$488	$592
Morgan Stanley Capital Group	1,648	2,146
	2,136	2,738
Deferred financing costs, net of accumulated amortization of $2,791 and $2,303, respectively	1,625	2,113
Customer relationships, net of accumulated amortization of $1,586 and $1,485, respectively	844	945
Deposits and other assets	77	76
	$4,682	$5,872

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At June 30, 2014 and December 31, 2013, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $2.1 million and $2.7 million, respectively.

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility (see Note 12 of Notes to consolidated financial statements).

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Customer advances and deposits:
External customers	$1,903	$475
Morgan Stanley Capital Group	365	6,264
	2,268	6,739
Accrued property taxes	2,554	767
Accrued environmental obligations	1,749	1,966
Interest payable	159	163
Rebate due to Morgan Stanley Capital Group	1,590	3,793
Accrued expenses and other	2,468	2,761
	$10,788	$16,189

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2014 and December 31, 2013, we have billed and collected from certain of our customers approximately $2.3 million and $6.7 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At June 30, 2014 and December 31, 2013, we have accrued environmental obligations of approximately $1.7 million and $2.0 million, respectively, representing our best estimate of our remediation obligations. During the three and six months ended June 30, 2014, we made payments of approximately $0.2 million and $0.4 million, respectively, towards our environmental remediation obligations. During the three and six months ended June 30, 2014, we increased our remediation obligations by approximately $nil and $0.1 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Rebate due to Morgan Stanley Capital Group.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2014 and December 31, 2013, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.6 million and $3.8 million, respectively. During the three months ended March 31, 2014, we paid Morgan Stanley Capital Group approximately $3.8 million for the rebate due to Morgan Stanley Capital Group for the year ended December 31, 2013.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Advance payments received under long-term terminaling services agreements	$308	$297
Deferred revenue—ethanol blending fees and other projects	4,445	5,762
	$4,753	$6,059

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2014 and December 31, 2013, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.3 million and $0.3 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with Morgan Stanley Capital Group and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, Morgan Stanley Capital Group and others have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At June 30, 2014 and December 31, 2013, we have unamortized deferred revenue of approximately $4.4 million and $5.8 million, respectively, for completed projects. During the three months ended June 30, 2014 and 2013, we recognized revenue on a straight‑line basis of approximately $0.7 million and $1.1 million, respectively, for completed projects.  During the six months ended June 30, 2014 and 2013, we recognized revenue on a straight‑line basis of approximately $1.4 million and $2.2 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $345.7 million at June 30, 2014). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and “permitted JV investments”. Permitted JV investments include up to $225 million of investments in BOSTCO, the “Specified BOSTCO Investment”. In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of June 30, 2014.

For the three months ended June 30, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.6% and 2.6%, respectively.  For the six months ended June 30, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.6% and 2.4%, respectively. At June 30, 2014 and December 31, 2013, our outstanding borrowings under the credit facility were $234 million and $212 million, respectively. At June 30, 2014 and December 31, 2013, our outstanding letters of credit were approximately $nil at both dates.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission that expires in June 2016. TLP Finance Corp., a 100% owned subsidiary of Partners, may act as a co‑issuer of any debt securities issued pursuant to that registration statement. Partners and TLP Finance Corp. have no independent assets or operations. Our operations are conducted by subsidiaries of Partners through Partners’ 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P. and Partners’ other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of Partners or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Partners or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

	Common	General
	units	partner units
Units outstanding at June 30, 2014 and December 31, 2013	16,124,566	329,073

At June 30, 2014 and December 31, 2013, common units outstanding include 18,598 and 20,096 common units, respectively, held on behalf of TransMontaigne Services Inc.’s long‑term incentive plan.

(14) LONG‑TERM INCENTIVE PLAN

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.’s operations, as well as our operations. TransMontaigne Services Inc. adopted a long‑term incentive plan for its employees and consultants and the independent directors of our general partner. The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,428,377 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2014, 2,188,457 units are available for future grant under the long‑term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 4,002 and 3,726 common units pursuant to the program during the six months ended June 30, 2014 and 2013, respectively.

Information about restricted phantom unit activity for the year ended December 31, 2013 and the six months ended June 30, 2014 is as follows:

		Restricted	NYSE
	Available for	phantom	closing
	future grant	units	price
Units outstanding at December 31, 2013	1,871,966	14,500
Automatic increase in units available for future grant on January 1, 2014	322,491	—
Grant on March 31, 2014	(6,000)	6,000	$43.08
Vesting on March 31, 2014	—	(5,500)	$43.08
Units outstanding at June 30, 2014	2,188,457	15,000

On March 31, 2014 and 2013, TransMontaigne Services Inc. granted 6,000 and 6,000 restricted phantom units, respectively, to the independent directors of our general partner. We  typically recognize the deferred equity‑based compensation expense associated with the grants on a straight-line basis over their respective four‑year vesting periods.    Deferred equity‑based compensation of approximately $62,000 and $115,000 is included in direct general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively.  Deferred equity‑based compensation of approximately $114,000 and $204,000 is included in direct general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively.

Pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units and restricted common units vest upon a change in control of TransMontaigne Inc. Accordingly, as a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne Inc. to NGL, effective July 1, 2014 all 15,000 outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner (see Note 19 of Notes to consolidated financial statements).  As of July 1, 2014, we recognized the remaining grant date fair value of these restricted phantom units, of approximately $0.6 million, as expense because the requisite service period for these restricted phantom units had been completed upon the change in control.

(15) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At June 30, 2014, we have contractual commitments of approximately $8.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the remainder of the year ending December 31, 2014.

Operating leases.  We lease property and equipment under non‑ cancelable operating leases that extend through August 2030. At June 30, 2014, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2014 (remainder of the year)	$1,743
2015	3,830
2016	3,955
2017	2,985
2018	589
Thereafter	3,891
$16,993

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.4 million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively.  Rental expense under operating leases was approximately $1.7 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$10,840	$8,224	$20,078	$19,762
Less:
Distributions payable on behalf of incentive distribution rights	(1,682)	(1,296)	(3,285)	(2,450)
Distributions payable on behalf of general partner interest	(219)	(192)	(436)	(381)
Earnings allocable to general partner interest less than distributions payable to general partner interest	36	53	100	34
Earnings allocable to general partner interest including incentive distribution rights	(1,865)	(1,435)	(3,621)	(2,797)
Net earnings allocable to limited partners per the consolidated statements of comprehensive income	$8,975	$6,789	$16,457	$16,965
Less distributions payable on behalf of unvested long-term incentive plan grants	(10)	(16)	(20)	(32)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$8,965	$6,773	$16,437	$16,933
Basic and diluted weighted average units	16,107	14,442	16,105	14,440
Net earnings per limited partner unit—basic and diluted	$0.56	$0.47	$1.02	$1.17

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2013 through March 31, 2013	$0.640
April 1, 2013 through June 30, 2013	$0.650
July 1, 2013 through September 30, 2013	$0.650
October 1, 2013 through December 31, 2013	$0.650
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665

(17) DISCLOSURES ABOUT FAIR VALUE

Generally accepted accounting principles defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Generally accepted accounting principles also establishes a fair value hierarchy that prioritizes the use of higher‑level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2014 and December 31, 2013.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt.  The carrying amount of our credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value is categorized in Level 2 of the fair value hierarchy.

(18) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our general partner’s chief executive officer. Our general partner’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less direct operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals.

The financial performance of our business segments is as follows (in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
Gulf Coast Terminals:
Terminaling services fees, net	$11,307	$11,702	$23,075	$23,503
Other	4,087	1,920	7,088	4,829
Revenue	15,394	13,622	30,163	28,332
Direct operating costs and expenses	(4,704)	(5,048)	(9,541)	(10,462)
Net margins	10,690	8,574	20,622	17,870
Midwest Terminals and Pipeline System:
Terminaling services fees, net	2,014	1,923	4,007	3,935
Pipeline transportation fees	414	369	741	717
Other	636	631	1,010	1,180
Revenue	3,064	2,923	5,758	5,832
Direct operating costs and expenses	(868)	(832)	(1,572)	(1,464)
Net margins	2,196	2,091	4,186	4,368
Brownsville Terminals:
Terminaling services fees, net	1,467	1,872	2,964	3,759
Pipeline transportation fees	362	1,821	728	3,461
Other	3,170	2,123	6,144	4,853
Revenue	4,999	5,816	9,836	12,073
Direct operating costs and expenses	(3,451)	(3,930)	(6,931)	(7,409)
Net margins	1,548	1,886	2,905	4,664
River Terminals:
Terminaling services fees, net	2,093	2,149	4,114	5,416
Other	176	234	390	487
Revenue	2,269	2,383	4,504	5,903
Direct operating costs and expenses	(1,853)	(1,936)	(3,635)	(3,810)
Net margins	416	447	869	2,093
Southeast Terminals:
Terminaling services fees, net	11,515	11,678	22,955	23,436
Other	2,118	2,276	4,196	4,720
Revenue	13,633	13,954	27,151	28,156
Direct operating costs and expenses	(5,520)	(5,548)	(10,109)	(10,877)
Net margins	8,113	8,406	17,042	17,279
Total net margins	22,963	21,404	45,624	46,274
Direct general and administrative expenses	(462)	(651)	(1,380)	(1,751)
Allocated general and administrative expenses	(2,782)	(2,741)	(5,564)	(5,481)
Allocated insurance expense	(913)	(935)	(1,827)	(1,893)
Reimbursement of bonus awards	(375)	(312)	(750)	(625)
Depreciation and amortization	(7,396)	(7,460)	(14,796)	(14,799)
Earnings (loss) from unconsolidated affiliates	1,275	(4)	1,438	36
Operating income	12,310	9,301	22,745	21,761
Other expenses, net	(1,470)	(1,077)	(2,667)	(1,999)
Net earnings	$10,840	$8,224	$20,078	$19,762

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2014
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$6,658	$1,965	$4,006	$1,884	$961	$15,474
Morgan Stanley Capital Group	8,736	1,099	—	385	12,624	22,844
Frontera	—	—	993	—	—	993
TransMontaigne Inc.	—	—	—	—	48	48
Total revenue	$15,394	$3,064	$4,999	$2,269	$13,633	$39,359
Capital expenditures	$189	$1	$354	$102	$243	$889
Identifiable assets	$127,226	$24,196	$45,739	$54,547	$168,832	$420,540
Cash and cash equivalents						1,469
Investments in unconsolidated affiliates						234,002
Deferred financing costs						1,625
Other						657
Total assets						$658,293

	Three months ended June 30, 2013
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$3,779	$468	$4,916	$2,180	$940	$12,283
Morgan Stanley Capital Group	9,393	2,455	—	179	12,966	24,993
Frontera	—	—	900	—	—	900
TransMontaigne Inc.	450	—	—	24	48	522
Total revenue	$13,622	$2,923	$5,816	$2,383	$13,954	$38,698
Capital expenditures	$693	$608	$289	$421	$2,593	$4,604

	Six months ended June 30, 2014
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$12,681	$2,772	$8,002	$3,835	$1,807	$29,097
Morgan Stanley Capital Group	17,472	2,986	—	669	25,248	46,375
Frontera	—	—	1,834	—	—	1,834
TransMontaigne Inc.	10	—	—	—	96	106
Total revenue	$30,163	$5,758	$9,836	$4,504	$27,151	$77,412
Capital expenditures	$389	$29	$921	$595	$678	$2,612

	Six months ended June 30, 2013
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$7,817	$934	$10,220	$5,700	$1,900	$26,571
Morgan Stanley Capital Group	19,603	4,898	—	179	26,196	50,876
Frontera	—	—	1,853	—	—	1,853
TransMontaigne Inc.	912	—	—	24	60	996
Total revenue	$28,332	$5,832	$12,073	$5,903	$28,156	$80,296
Capital expenditures	$1,455	$1,396	$898	$952	$5,675	$10,376

(19) SUBSEQUENT EVENT

Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne Inc. to NGL. TransMontaigne Inc. is the indirect parent and sole member of TransMontaigne GP, which is our general partner. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne Inc. and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling service agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “Transaction”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. Pursuant to the terms and conditions of the Transaction, in exchange for Partners’ consent to the assignment of terminaling services agreements to NGL, an affiliate of Morgan Stanley issued a financial guarantee to Partners on certain negotiated terms, including termination of the financial guarantee upon delivery of a letter of credit from NGL after the closing.  The Transaction did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

In connection with the consummation of the Transaction, on July 1, 2014 Stephen R. Munger, Goran Trapp and Martin S. Mitchell, each employees of Morgan Stanley, resigned from the board of directors of TransMontaigne GP. To fill the vacancies resulting from the resignation of the Morgan Stanley directors, Atanas H. Atanasov, Benjamin Borgen, David C. Kehoe and Donald M. Jensen, each employees of NGL, were appointed to the board of directors of TransMontaigne GP effective July 1, 2014. In addition, we amended our existing credit facility to, among other items, consent to the change of control of Partners resulting from the Transaction.

As a result of the consummation of the Transaction, on July 1, 2014, all 15,000 outstanding restricted phantom units granted under the long-term incentive plan vested, and equivalent common units were delivered to the independent directors of our general partner.

On July 10, 2014, NGL submitted a non-binding, unsolicited proposal (the “Proposal”) to the Conflicts Committee of the board of directors of TransMontaigne GP, pursuant to which each outstanding common unit of Partners would be exchanged for one common unit of NGL. It is anticipated that the transaction would be structured as a merger of Partners with a wholly-owned subsidiary of NGL.  NGL expects to engage UBS Investment Bank as financial advisor and Winston & Strawn LLP as legal counsel in connection with the merger transaction.

On July 14, 2014, in response to the Proposal, our Conflicts Committee announced that it had retained Jefferies LLC as its financial advisor and Dorsey & Whitney LLP as its legal advisor.  In addition, Partners announced that it had retained Latham & Watkins LLP as legal counsel.  The Conflicts Committee acknowledged that it had received and is reviewing the Proposal on a preliminary basis but has not yet reached any conclusions or made any determination whether to issue a counteroffer to the Proposal, reject the Proposal or take any other action with respect to the Proposal.  Prior to making any determination with respect to any potential transaction of the type proposed by NGL, the Conflicts Committee announced that it intends to carefully consider the Proposal and evaluate the fairness, from a financial point of view, of the consideration offered to Partners’ unitholders.  In addition, completion of any such transaction would be subject to the negotiation and execution of a definitive agreement, the approval of the TransMontaigne GP board of directors and the Conflicts Committee, any requisite unitholder approval under the limited partnership agreement and applicable law and applicable regulatory filings and approvals.

On July 16, 2014, we announced a distribution of $0.665 per unit for the period from April 1, 2014 through June 30, 2014, representing a $0.005 increase over the previous quarter. This distribution is payable on August 7, 2014 to unitholders of record on July 31, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN CONTROL OF THE OWNERSHIP OF OUR GENERAL PARTNER

Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne Inc. to NGL Energy Partners LP (“NGL”). TransMontaigne Inc. is the indirect parent and sole member of TransMontaigne GP, which is our general partner. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne Inc. and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling service agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “Transaction”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. Pursuant to the terms and conditions of the Transaction, in exchange for Partners’ consent to the assignment of terminaling services agreements to NGL, an affiliate of Morgan Stanley issued a financial guarantee to Partners on certain negotiated terms, including termination of the financial guarantee upon delivery of a letter of credit from NGL after the closing.  The Transaction did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

In connection with the consummation of the Transaction, on July 1, 2014 Stephen R. Munger, Goran Trapp and Martin S. Mitchell, each employees of Morgan Stanley, resigned from the board of directors of TransMontaigne GP. To fill the vacancies resulting from the resignation of the Morgan Stanley directors, Atanas H. Atanasov, Benjamin Borgen, David C. Kehoe and Donald M. Jensen, each employees of NGL, were appointed to the board of directors of TransMontaigne GP effective July 1, 2014. In addition, we amended our existing credit facility to, among other items, consent to the change of control of Partners resulting from the Transaction.

PROPOSED EXCHANGE OF OUR COMMON UNITS FOR NGL COMMON UNITS

On July 10, 2014, NGL submitted a non-binding, unsolicited proposal (the “Proposal”) to the Conflicts Committee of the board of directors of TransMontaigne GP, pursuant to which each outstanding common unit of Partners would be exchanged for one common unit of NGL. It is anticipated that the transaction would be structured as a merger of Partners with a wholly-owned subsidiary of NGL.  NGL expects to engage UBS Investment Bank as financial advisor and Winston & Strawn LLP as legal counsel in connection with the merger transaction.

On July 14, 2014, in response to the Proposal, our Conflicts Committee announced that it had retained Jefferies LLC as its financial advisor and Dorsey & Whitney LLP as its legal advisor.  In addition, Partners announced that it had retained Latham & Watkins LLP as legal counsel.  The Conflicts Committee acknowledged that it had received and is reviewing the Proposal on a preliminary basis but has not yet reached any conclusions or made any determination whether to issue a counteroffer to the Proposal, reject the Proposal or take any other action with respect to the Proposal.  Prior to making any determination with respect to any potential transaction of the type proposed by NGL, the Conflicts Committee announced that it intends to carefully consider the Proposal and evaluate the fairness, from a financial point of view, of the consideration offered to Partners’ unitholders.  In addition, completion of any such transaction would be subject to the negotiation and execution of a definitive agreement, the approval of the TransMontaigne GP board of directors and the Conflicts Committee, any requisite unitholder approval under the limited partnership agreement and applicable law and applicable regulatory filings and approvals.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2014

In October of 2013, we announced the commencement of commercial operations of BOSTCO. As of the beginning of August 2014, all 51 of the initial phase storage tanks have been placed into service and are earning revenue. Work on the 900,000 barrel ultra‑low sulphur diesel expansion started in the second quarter of 2013 is nearing completion, with commercial operations expected to begin in the latter-half of the third quarter 2014. We have received our initial distributions from BOSTCO in February and May of 2014, and we expect our distributions from BOSTCO to increase throughout 2014 as the remaining tanks come on‑line.

On February 12, 2014, we entered into a two year terminaling services agreement with Chemoil Corporation for all of the bunker fuel storage capacity at our Port Everglades North, Florida and Fisher Island, Florida terminals. The agreement provides Chemoil Corporation the option to extend for an additional three years. The agreement replaced Morgan Stanley Capital Group as the bunker fuels customer at these two terminals effective June 1, 2014. The remaining Florida bunker fuels agreement with Morgan Stanley Capital Group at our Port Manatee, Florida and Cape Canaveral, Florida terminals terminated on May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity, however, at this time we are unsure if we will be successful in our re‑contracting efforts.

On April 14, 2014, we announced a distribution of $0.66 per unit for the period from January 1, 2014 through March 31, 2014, representing a $0.01 increase over the previous quarter. The distribution was payable on May 8, 2014 to unitholders of record on April 30, 2014.

OTHER RECENT DEVELOPMENTS

On July 16, 2014, we announced a distribution of $0.665 per unit for the period from April 1, 2014 through June 30, 2014, representing a $0.005 increase over the previous quarter. This distribution is payable on August 7, 2014 to unitholders of record on July 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10‑K, filed on March 11, 2014 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2014 AND 2013

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

ANALYSIS OF REVENUE

Total Revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended
	June 30,
	2014	2013
Terminaling services fees, net	$28,396	$29,324
Pipeline transportation fees	776	2,190
Management fees and reimbursed costs	1,771	1,421
Other	8,416	5,763
Revenue	$39,359	$38,698

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended
	June 30,
	2014	2013
Gulf Coast terminals	$15,394	$13,622
Midwest terminals and pipeline system	3,064	2,923
Brownsville terminals	4,999	5,816
River terminals	2,269	2,383
Southeast terminals	13,633	13,954
Revenue	$39,359	$38,698

Total revenue by business segment is presented and further analyzed below by category of revenue.

Terminaling Services Fees, Net.  Pursuant to terminaling services agreements with our customers, which range from one month to approximately ten years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by business segments were as follows (in thousands):

Terminaling Services Fees, Net, by Business Segment

	Three months ended
	June 30,
	2014	2013
Gulf Coast terminals	$11,307	$11,702
Midwest terminals and pipeline system	2,014	1,923
Brownsville terminals	1,467	1,872
River terminals	2,093	2,149
Southeast terminals	11,515	11,678
Terminaling services fees, net	$28,396	$29,324

Included in terminaling services fees, net for the three months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $18.4 million and $20.7 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $0.5 million, respectively.

Our terminaling services agreements are structured as either throughput agreements or storage agreements. Most of our throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a fixed amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of revenue to be recognized by us. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “variable.” The “firm commitments” and “variable” revenue included in terminaling services fees, net were as follows (in thousands):

Firm Commitments and Variable Revenue

	Three months ended
	June 30,
	2014	2013
Firm commitments:
External customers	$9,179	$7,334
Affiliates	18,207	21,224
Total	27,386	28,558
Variable:
External customers	785	745
Affiliates	225	21
Total	1,010	766
Terminaling services fees, net	$28,396	$29,324

At June 30, 2014, the remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2014 were as follows (in thousands):

At
June 30,
2014
Remaining terms on terminaling services agreements that generated “firm commitments”:
Less than 1 year remaining	$3,845
1 year or more, but less than 3 years remaining	19,066
3 years or more, but less than 5 years remaining	2,401
5 years or more remaining	2,074
Total firm commitments for the three months ended June 30, 2014	$27,386

Pipeline Transportation Fees.  We earn pipeline transportation fees at our Razorback, Diamondback and Ella‑Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella‑Brownsville pipeline from a third party in January 2013. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	414	369
Brownsville terminals	362	1,821
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$776	$2,190

The decrease in pipeline transportation fees includes a decrease of approximately $1.2 million resulting from a November 2013 fire that has shut down Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of liquefied petroleum gas (“LPG”) to our third party customer who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We anticipate that Exxon’s King Ranch plant will not be able to supply LPG to our customer until possibly the fourth quarter of 2014. We anticipate pipeline transportation fees to decline at our Brownsville terminals while Exxon’s King Ranch plant is out of commission.

Included in pipeline transportation fees for the three months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of $nil and approximately $0.4 million, respectively.

Management Fees and Reimbursed Costs.  We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico’s state‑owned petroleum company a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Three months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$251	$53
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,520	1,368
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$1,771	$1,421

Included in management fees and reimbursed costs for the three months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $0.2 million and $nil, respectively, and Frontera of approximately $1.0 million and $0.9 million, respectively.

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

Principal Components of Other Revenue

	Three months
	ended
	June 30,
	2014	2013
Product gains	$4,074	$3,551
Steam heating fees	763	993
Product transfer services	383	229
Railcar handling	129	112
Other	3,067	878
Other revenue	$8,416	$5,763

For the three months ended June 30, 2014 and 2013, we sold approximately 40,800 and 39,200 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $119 and $116 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2014 and 2013, we have accrued a liability due to Morgan Stanley Capital Group of approximately $0.8 million and $1.0 million, respectively.

Included in other revenue for the three months ended June 30, 2014 and 2013 are amounts charged to Morgan Stanley Capital Group of approximately $4.2 million and $3.9 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$3,836	$1,867
Midwest terminals and pipeline system	636	631
Brownsville terminals	1,650	755
River terminals	176	234
Southeast terminals	2,118	2,276
Other revenue	$8,416	$5,763

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

Direct Operating Costs and Expenses

	Three months
	ended
	June 30,
	2014	2013
Wages and employee benefits	$5,674	$6,143
Utilities and communication charges	2,020	2,000
Repairs and maintenance	4,146	4,969
Office, rentals and property taxes	2,378	2,312
Vehicles and fuel costs	278	342
Environmental compliance costs	693	494
Other	1,207	1,034
Direct operating costs and expenses	$16,396	$17,294

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$4,704	$5,048
Midwest terminals and pipeline system	868	832
Brownsville terminals	3,451	3,930
River terminals	1,853	1,936
Southeast terminals	5,520	5,548
Direct operating costs and expenses	$16,396	$17,294

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation. The direct general and administrative expenses were approximately $0.5 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively.

Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively.

Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively.

The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, depreciation and amortization expense was approximately $7.4 million and $7.5 million, respectively.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

ANALYSIS OF REVENUE

Total Revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended
	June 30,
	2014	2013
Terminaling services fees, net	$57,115	$60,049
Pipeline transportation fees	1,469	4,178
Management fees and reimbursed costs	3,311	3,226
Other	15,517	12,843
Revenue	$77,412	$80,296

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended
	June 30,
	2014	2013
Gulf Coast terminals	$30,163	$28,332
Midwest terminals and pipeline system	5,758	5,832
Brownsville terminals	9,836	12,073
River terminals	4,504	5,903
Southeast terminals	27,151	28,156
Revenue	$77,412	$80,296

Total revenue by business segment is presented and further analyzed below by category of revenue.

Terminaling Services Fees, Net.  Pursuant to terminaling services agreements with our customers, which range from one month to approximately ten years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees, net include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees, net by business segments were as follows (in thousands):

Terminaling Services Fees, Net, by Business Segment

	Six months ended
	June 30,
	2014	2013
Gulf Coast terminals	$23,075	$23,503
Midwest terminals and pipeline system	4,007	3,935
Brownsville terminals	2,964	3,759
River terminals	4,114	5,416
Southeast terminals	22,955	23,436
Terminaling services fees, net	$57,115	$60,049

The decrease in terminaling services fees, net includes a decrease of approximately $1.4 million at our River terminals resulting from a new terminaling services agreement with a third‑party customer that was effective April 1, 2013. This new terminaling services agreement reduced the third‑party customer’s minimum monthly throughput commitments from approximately 1.1 million barrels to approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals.

Included in terminaling services fees, net for the six months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $38.2 million and $41.6 million, respectively, and TransMontaigne Inc. of approximately $0.1 million and $1.0 million, respectively.

Our terminaling services agreements are structured as either throughput agreements or storage agreements. Most of our throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a fixed amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of revenue to be recognized by us. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “variable.” The “firm commitments” and “variable” revenue included in terminaling services fees, net were as follows (in thousands):

Firm Commitments and Variable Revenue

	Six months ended
	June 30,
	2014	2013
Firm commitments:
External customers	$17,222	$15,975
Affiliates	37,895	42,608
Total	55,117	58,583
Variable:
External customers	1,651	1,501
Affiliates	347	(35)
Total	1,998	1,466
Terminaling services fees, net	$57,115	$60,049

At June 30, 2014, the remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2014 were as follows (in thousands):

At
June 30,
2014
Remaining terms on terminaling services agreements that generated “firm commitments”:
Less than 1 year remaining	$9,007
1 year or more, but less than 3 years remaining	37,650
3 years or more, but less than 5 years remaining	4,803
5 years or more remaining	3,657
Total firm commitments for the six months ended June 30, 2014	$55,117

Pipeline Transportation Fees.  We earn pipeline transportation fees at our Razorback, Diamondback and Ella‑Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we began leasing the Ella‑Brownsville pipeline from a third party in January 2013. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	741	717
Brownsville terminals	728	3,461
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,469	$4,178

The decrease in pipeline transportation fees includes a decrease of approximately $2.3 million resulting from a November 2013 fire that has shut down Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of LPG to our third party customer who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We anticipate that Exxon’s King Ranch plant will not be able to supply LPG to our customer until possibly the fourth quarter of 2014. We anticipate pipeline transportation fees to decline at our Brownsville terminals while Exxon’s King Ranch plant is out of commission.

Included in pipeline transportation fees for the six months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $0.2 million and $0.7 million, respectively.

Management Fees and Reimbursed Costs.  We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico’s state‑owned petroleum company a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Six months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$495	$157
Midwest terminals and pipeline system	—	—
Brownsville terminals	2,816	3,069
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$3,311	$3,226

Included in management fees and reimbursed costs for the six months ended June 30, 2014 and 2013 are fees charged to Morgan Stanley Capital Group of approximately $0.4 million and $nil, respectively, and Frontera of approximately $1.8 million and $1.9 million, respectively.

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

Principal Components of Other Revenue

	Six months
	ended
	June 30,
	2014	2013
Product gains	$7,691	$7,703
Steam heating fees	2,344	2,078
Product transfer services	712	546
Railcar handling	359	258
Other	4,411	2,258
Other revenue	$15,517	$12,843

For the six months ended June 30, 2014 and 2013, we sold approximately 79,150 and 82,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $117 and $120 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2014 and 2013, we have accrued a liability due to Morgan Stanley Capital Group of approximately $1.6 million and $2.1 million, respectively.

Included in other revenue for the six months ended June 30, 2014 and 2013 are amounts charged to Morgan Stanley Capital Group of approximately $7.6 million and $8.6 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$6,593	$4,672
Midwest terminals and pipeline system	1,010	1,180
Brownsville terminals	3,328	1,784
River terminals	390	487
Southeast terminals	4,196	4,720
Other revenue	$15,517	$12,843

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months
	ended
	June 30,
	2014	2013
Wages and employee benefits	$11,340	$12,592
Utilities and communication charges	4,432	3,920
Repairs and maintenance	6,904	9,288
Office, rentals and property taxes	4,676	4,652
Vehicles and fuel costs	642	684
Environmental compliance costs	1,354	1,136
Other	2,440	1,750
Direct operating costs and expenses	$31,788	$34,022

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months
	ended
	June 30,
	2014	2013
Gulf Coast terminals	$9,541	$10,462
Midwest terminals and pipeline system	1,572	1,464
Brownsville terminals	6,931	7,409
River terminals	3,635	3,810
Southeast terminals	10,109	10,877
Direct operating costs and expenses	$31,788	$34,022

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation. The direct general and administrative expenses were approximately $1.4 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $5.6 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively.

Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $1.8 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.

The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.8 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, depreciation and amortization expense was approximately $14.8 million and $14.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. We expect to initially fund any investments, capital projects and future expansion, development and acquisition opportunities, with additional borrowings under our credit facility (see Note 12 of Notes to consolidated financial statements). After initially funding these expenditures with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

Our capital expenditures for the six months ended June 30, 2014 were approximately $2.6 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the six months ended June 30, 2014 of approximately $23.4 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend into the third quarter of 2014. At June 30, 2014, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $25 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $345.7 million at June 30, 2014). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and “permitted JV investments”. Permitted JV investments include up to $225 million of investments in BOSTCO (the “Specified BOSTCO Investment”). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2014, our outstanding borrowings under the credit facility were $234 million.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a defined financial performance measure within the credit facility known as “Consolidated EBITDA.” The calculation of the “total leverage ratio” and “interest coverage ratio” contained in the credit facility is as follows (in thousands, except ratios):

					Twelve
	Three months ended				months ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2013	2013	2014	2014	2014
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$15,745	$18,386	$18,474	$20,181	$72,786
Consolidated funded indebtedness					$234,000
Total leverage ratio					3.21x
Consolidated EBITDA for the interest coverage ratio	$15,745	$18,386	$18,474	$20,181	$72,786
Consolidated interest expense, as stipulated in the credit facility	$532	$677	$953	$1,226	$3,388
Interest coverage ratio					21.48x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$15,745	$18,386	$18,474	$20,181	$72,786
Consolidated interest expense	(532)	(677)	(953)	(1,226)	(3,388)
Utility deposits returned	135	—	—	—	135
Amortization of deferred revenue	(793)	(694)	(740)	(671)	(2,898)

Amounts due under long‑term terminaling services agreements, net	353	(204)	277	336	762
Change in operating assets and liabilities	(1,172)	1,206	(5,708)	(2,980)	(8,654)
Cash flows provided by operating activities	$13,736	$18,017	$11,350	$15,640	$58,743

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 11, 2014, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2013.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At June 30, 2014, we had outstanding borrowings of $234 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2014 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.3 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the six months ended June 30, 2014 and 2013, we sold approximately 79,150 and 82,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $117 and $120 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1A.  RISK FACTORS

The following risk factors, discussed in more detail below and in “Item 1A. Risk Factors,” in our Annual Report on Form 10‑K, filed on March 11, 2014, which risk factors are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•

the uncertainty surrounding whether or when a merger with NGL will occur and other aspects of such a transaction, if any, could adversely affect our ability to attract and retain qualified personnel to operate our business, secure new customers or increase or extend agreements with existing customers, or enter into or retain business relationships that are important to our operations;

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
•

the lack of availability of acquisition opportunities, constraints on our ability to make acquisitions, failure to successfully integrate acquired facilities and future performance of acquired facilities, could limit our ability to grow our business successfully and could adversely affect the price of our common units;

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

•	we may have to refinance our existing debt in unfavorable market conditions;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;
•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;
•	conflicts of interest and the limited fiduciary duties of our general partner;
•	cost reimbursements, which are determined by our general partner, and fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without your approval would dilute your existing ownership interest;
•	the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;
•	our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;
•	constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;
•	the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;
•	unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;

•	investment in common partnership units by tax‑exempt entities and non‑United States persons raises tax issues unique to them;
•	unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and
•	the sale or exchange of 50% or more of our capital and profits interests within a 12‑month period would result in a deemed technical termination of our partnership for income tax purposes.

Except as described below, there have been no material changes from risk factors as previously disclosed in our annual report on Form 10‑K for the year ended December 31, 2013, filed on March 11, 2014, or our quarterly report on Form 10-Q for the first quarter ended March 31, 2014, filed on May 6, 2014.

Risks Relating to Potential Merger with NGL

The recent announcement by the Conflicts Committee of our general partner’s board of directors that it has received and is reviewing a non-binding proposal from NGL to acquire Partners creates uncertainty that could adversely affect our ability to secure new customers or increase or extend agreements with existing customers, to enter into or retain business relationships that are important to our operations and to attract and retain qualified personnel, any of which could materially and adversely affect our business or results of operations.

The Conflicts Committee of our general partner’s board of directors has announced that it has received and is reviewing a non-binding proposal from NGL to acquire Partners.  The uncertainty surrounding whether or when a merger with NGL will occur and other aspects of such a transaction, may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether we will be acquired before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses that we may seek to contract with or expand existing relationships with may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.

Furthermore, the uncertainty surrounding a potential transaction with NGL may adversely affect our ability to attract and retain qualified personnel.  We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of a merger transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

Risks Inherent in Our Business

We are exposed to the credit risks of NGL and our other significant customers, including Morgan Stanley Capital Group, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

Because of NGL’s ownership interest in and control of us, the strong operational links between NGL and us and our reliance on NGL and Morgan Stanley Capital Group for a majority of our revenue, if one or more credit rating agencies were to view unfavorably the credit quality of NGL or Morgan Stanley Capital Group, we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

We have various credit terms with virtually all of our customers, and our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to risks of loss resulting from nonpayment or nonperformance by our other significant customers. Some of our significant customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our other significant customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar revenue. These events could adversely affect our financial condition and results of operations.

Risks Inherent in an Investment in Us

TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. and NGL have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment.

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne Inc. Likewise, TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. and employs the personnel who provide support to TransMontaigne Inc.’s operations, as well as our operations. TransMontaigne Inc., in turn, is wholly owned by NGL, which, among other things, provides crude oil logistics services. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 20% of our aggregate outstanding common units. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

Additionally, any or all of the provisions of our omnibus agreement with TransMontaigne Inc., other than the indemnification provisions, will be terminable by TransMontaigne Inc. at its option if our general partner is removed without cause and common units held by our general partner and its affiliates are not voted in favor of that removal. Cause is narrowly defined in the omnibus agreement to mean that a court of competent jurisdiction has entered a final, non‑appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

All of the executive officers of our general partner are affiliated with TransMontaigne Inc. and four of our general partner’s directors are affiliated with NGL. Therefore, conflicts of interest may arise between TransMontaigne Inc. and its affiliates, including NGL and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

The following are potential conflicts of interest:

•

TransMontaigne Inc. and NGL, as users of our pipeline and terminals, have economic incentives not to cause us to seek higher tariffs or higher terminaling service fees, even if such higher rates or terminaling service fees would reflect rates that could be obtained in arm’s‑length, third‑party transactions.

•	NGL, TransMontaigne Inc. and their affiliates may engage in competition with us under certain circumstances.
•

Neither our partnership agreement nor any other agreement requires TransMontaigne Inc. or NGL to pursue a business strategy that favors us. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. TransMontaigne Inc.’s and NGL’s respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests or the interests of our other customers.

•

Our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne Inc. and NGL, in resolving conflicts of interest. Specifically, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.
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

•

Our partnership agreement permits us to treat a distribution of a certain amount of cash from non‑operating sources such as asset sales, issuances of securities and long‑term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such a  fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per‑unit distribution amount as the distribution paid in the immediately preceding quarter. As of June 30, 2014, that amount was $50.5 million,  $16.0 million of which would go to TransMontaigne Inc. affiliates and our general partner in the form of distributions on their common units, general partner interest and incentive distribution rights.

•	Our general partner determines which out‑of‑pocket costs incurred by TransMontaigne Inc. are reimbursable by us.
•

Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•

Our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreements with NGL.
•	Our general partner decides whether to retain separate counsel, accountants, or others to perform services on our behalf.

The control of our general partner may be transferred to a third party without the consent of our general partner, Partners or our unitholders.

Our general partner may transfer its general partner interest in Partners to a third party in a merger, a sale of all or substantially all of the general partner's assets, or other transaction without the consent of the general partner on behalf of Partners. Furthermore, our partnership agreement does not restrict the ability of TransMontaigne Services Inc., the sole member of our general partner, from transferring its respective limited liability company interest in our general partner to a third party. The new owner of TransMontaigne Inc., or new members of our general partner, as applicable, could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers. In that event, neither TransMontaigne Inc. nor our general partner would be able to take steps to protect the interests of Partners.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Securities.  The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2014 covered by this report.

			Total number of	Maximum number of
	Total		common units	common units that
	number of	Average price	purchased as part of	may yet be purchased
	common units	paid per	publicly announced	under the plans or
Period	purchased	common unit	plans or programs	programs
April	667	$43.16	667	7,337
May	667	$45.79	667	6,670
June	667	$49.69	667	6,003
	2,001	$46.21	2,001

During the three months ended June 30, 2014, we purchased 2,001 common units, with approximately $92,500 of aggregate market value, in the open market pursuant to a purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long‑Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. The purchase program allows us to purchase in future periods up to 6,003 common units, in the aggregate, through the purchase program’s scheduled termination date of April 1, 2015.

ITEM 6.  EXHIBITS

Exhibits:

10.1

Fourth Amendment to the Second Amended and Restated Senior Secured Credit Facility, effective as of June 30, 2014 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 7, 2014	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Charles L. Dunlap Charles L. Dunlap Chief Executive Officer

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
10.1

Fourth Amendment to the Second Amended and Restated Senior Secured Credit Facility, effective as of June 30, 2014 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.