Form 10-Q
period 2014-09-30
TransMontaigne Partners L.P.
filed 2014-11-07
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, there were 16,124,566 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2014 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2013, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 11, 2014 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following active 100% owned operating subsidiaries during the three and nine months ended September 30, 2014:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TPME L.L.C.

The above omits non‑operating subsidiaries that, considered in the aggregate, do not constitute significant subsidiaries as of September 30, 2014. We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$726	$3,263
Trade accounts receivable, net	12,252	6,427
Due from affiliates	1,011	2,257
Other current assets	2,976	3,478
Total current assets	16,965	15,425
Property, plant and equipment, net	388,140	407,045
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	252,679	211,605
Other assets, net	4,085	5,872
	$670,354	$648,432
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$4,010	$5,717
Due to affiliates	52	—
Accrued liabilities	11,766	16,189
Total current liabilities	15,828	21,906
Other liabilities	4,247	6,059
Long-term debt	252,000	212,000
Total liabilities	272,075	239,965
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at September 30, 2014 and December 31, 2013)	340,298	350,505
General partner interest (2% interest with 329,073 equivalent units outstanding at September 30, 2014 and December 31, 2013)	57,981	57,962
Total partners’ equity	398,279	408,467
	$670,354	$648,432

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
External customers	$22,130	$12,645	$51,227	$39,216
Affiliates	13,573	25,729	61,888	79,454
Total revenue	35,703	38,374	113,115	118,670
Operating costs and expenses and other:
Direct operating costs and expenses	(16,514)	(17,843)	(48,302)	(51,865)
Direct general and administrative expenses	(1,086)	(1,201)	(2,466)	(2,952)
Allocated general and administrative expenses	(2,782)	(2,741)	(8,346)	(8,222)
Allocated insurance expense	(942)	(935)	(2,769)	(2,828)
Reimbursement of bonus awards	(375)	(313)	(1,125)	(938)
Depreciation and amortization	(7,400)	(7,392)	(22,196)	(22,191)
Loss on disposition of assets	—	(1,398)	—	(1,398)
Earnings from unconsolidated affiliates	1,653	234	3,091	270
Total operating costs and expenses and other	(27,446)	(31,589)	(82,113)	(90,124)
Operating income	8,257	6,785	31,002	28,546
Other income (expenses):
Interest expense	(1,493)	(532)	(3,672)	(2,035)
Foreign currency transaction loss	—	(5)	—	(13)
Amortization of deferred financing costs	(244)	(244)	(732)	(732)
Total other expenses, net	(1,737)	(781)	(4,404)	(2,780)
Net earnings	6,520	6,004	26,598	25,766
Other comprehensive income—foreign currency translation adjustments	—	81	—	83
Comprehensive income	$6,520	$6,085	$26,598	$25,849
Net earnings	$6,520	$6,004	$26,598	$25,766
Less—earnings allocable to general partner interest including incentive distribution rights	(1,779)	(1,536)	(5,400)	(4,333)
Net earnings allocable to limited partners	$4,741	$4,468	$21,198	$21,433
Net earnings per limited partner unit—basic and diluted	$0.29	$0.28	$1.31	$1.44

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2013 and nine months ended September 30, 2014

(Dollars in thousands)

			Accumulated
		General	other
	Common	partner	comprehensive
	unitholders	interest	income (loss)	Total
Balance December 31, 2012	$292,648	$56,564	$(475)	$348,737
Proceeds from offering of 1,667,500 common units, net of underwriters’ discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Deferred equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392
Balance December 31, 2013	350,505	57,962	—	408,467
Distributions to unitholders	(31,838)	(5,381)	—	(37,219)
Deferred equity-based compensation related to restricted phantom units	698	—	—	698
Purchase of 6,003 common units by our long-term incentive plan	(265)	—	—	(265)
Issuance of 20,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for nine months ended September 30, 2014	21,198	5,400	—	26,598
Balance September 30, 2014	$340,298	$57,981	$—	$398,279

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net earnings	$6,520	$6,004	$26,598	$25,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,400	7,392	22,196	22,191
Loss on disposition of assets	—	1,398	—	1,398
Earnings from unconsolidated affiliates	(1,653)	(234)	(3,091)	(270)
Distributions from unconsolidated affiliates	3,259	328	5,697	877
Deferred equity-based compensation	584	81	698	285
Amortization of deferred financing costs	244	244	732	732
Utility deposits returned	—	135	—	135
Amortization of deferred revenue	(510)	(793)	(1,921)	(2,978)
Amounts due under long-term terminaling services agreements, net	306	353	919	996
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,614)	(812)	(5,733)	(1,824)
Due from affiliates	2,438	890	1,246	1,275
Other current assets	273	112	502	(157)
Trade accounts payable	(1,302)	596	(1,507)	(2,256)
Due to affiliates	52	(387)	52	(40)
Accrued liabilities	978	(1,571)	(4,423)	88
Net cash provided by operating activities	14,975	13,736	41,965	46,218
Cash flows from investing activities:
Proceeds from sale of assets	—	2,109	—	2,109
Investments in unconsolidated affiliates	(20,283)	(23,412)	(43,680)	(94,368)
Capital expenditures	(726)	(1,186)	(3,338)	(11,562)
Net cash used in investing activities	(21,009)	(22,489)	(47,018)	(103,821)
Cash flows from financing activities:
Proceeds from issuance of common units	—	69,190	—	69,190
Deferred issuance costs	—	—	—	(398)
Contribution of cash by TransMontaigne GP	—	1,474	—	1,474
Borrowings of debt under credit facility	56,000	26,500	112,000	146,000
Repayments of debt under credit facility	(38,000)	(73,500)	(72,000)	(123,000)
Distributions paid to unitholders	(12,621)	(12,133)	(37,219)	(33,334)
Purchase of common units by our long-term incentive plan and from affiliate	(88)	(335)	(265)	(501)
Net cash provided by financing activities	5,291	11,196	2,516	59,431
Increase (decrease) in cash and cash equivalents	(743)	2,443	(2,537)	1,828
Foreign currency translation effect on cash	—	3	—	49
Cash and cash equivalents at beginning of period	1,469	6,176	3,263	6,745
Cash and cash equivalents at end of period	$726	$8,622	$726	$8,622
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,473	$579	$3,658	$1,933
Property, plant and equipment acquired with accounts payable	$518	$381	$518	$381

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is a wholly‑owned subsidiary of TransMontaigne Inc. At September 30, 2014, NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, NGL is the indirect owner of our general partner. At September 30, 2014, TransMontaigne Inc. and NGL had a significant interest in our partnership through their indirect ownership of an approximate 20% limited partner interest, a 2% general partner interest and the incentive distribution rights.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne Inc., and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne Inc. to NGL. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne Inc. and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling service agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “NGL Acquisition”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2014 and December 31, 2013, our results of operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the three and nine months ended September 30, 2014 and 2013.

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

The accompanying consolidated financial statements include allocated general and administrative charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, engineering, environmental safety, information technology, and other corporate services (see Note 2 of Notes to consolidated financial statements). The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. The allocated general and administrative expenses were approximately $8.3 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively. The accompanying consolidated financial statements also include allocated insurance charges from TransMontaigne Inc. for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance charges were approximately $0.9 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. The allocated insurance charges were approximately $2.8 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively. The accompanying consolidated financial statements also include reimbursement of bonus awards paid to TransMontaigne Services Inc. (a wholly‑ owned subsidiary of TransMontaigne Inc.) towards bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees who provide services to Partners that vest over future periods. The reimbursement of bonus awards was approximately $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The reimbursement of bonus awards was approximately $1.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2014 and 2013, we recognized revenue of approximately $3.1 million and $3.3 million, respectively, for net product gained. Within these amounts, approximately $1.2 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2014 and 2013, we recognized revenue of approximately $10.8 million and $11.0 million, respectively, for net product gained. Within these amounts, approximately $6.1 million and $9.8 million for the nine months ended September 30, 2014 and 2013, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

Under the omnibus agreement we pay TransMontaigne Inc. an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended September 30, 2014 and 2013, the administrative fee paid to TransMontaigne Inc. was approximately $2.8 million and $2.7 million, respectively. For the nine months ended September 30, 2014 and 2013, the administrative fee paid to TransMontaigne Inc. was approximately $8.3 million and $8.2 million, respectively. If we acquire or construct additional facilities, TransMontaigne Inc. will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne Inc. will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne Inc. to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne Inc.

The omnibus agreement further provides that we pay TransMontaigne Inc. an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended September 30, 2014 and 2013, the insurance reimbursement paid to TransMontaigne Inc. was approximately $0.9 million and $0.9 million, respectively. For the nine months ended September 30, 2014 and 2013, the insurance reimbursement paid to TransMontaigne Inc. was approximately $2.8 million and $2.8 million, respectively. We also reimburse TransMontaigne Inc. for direct operating costs and expenses that TransMontaigne Inc. incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

We also agreed to reimburse TransMontaigne Inc. and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne Inc. and its affiliates under the TransMontaigne Services Inc. savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the three months ended September 30, 2014 and 2013, we reimbursed TransMontaigne Inc. and its affiliates approximately

$0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we reimbursed TransMontaigne Inc. and its affiliates approximately $1.1 million and $0.9 million, respectively.

The omnibus agreement also provides TransMontaigne Inc. a right of first refusal to purchase our assets, subject to certain exceptions discussed below and provided that TransMontaigne Inc. agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne Inc. TransMontaigne Inc. will then have the sole and exclusive option, for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice. Subject to certain exceptions discussed below, TransMontaigne Inc. also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne Inc. agrees to pay no less than 105% of the fees offered by the third party customer.  The above rights of first refusal do not apply to any storage capacity or terminaling assets for which TransMontaigne Inc., or an affiliate of TransMontaigne Inc., has, subsequent to July 2013, elected to terminate (or not renew upon expiration) its existing terminaling services agreement relating thereto.

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

Terminaling services agreement—Florida and Midwest terminals.    In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement for light‑oil terminaling capacity at our Florida terminals. Effective September 16, 2014, we amended our long-term terminaling services agreement with Metroplex Energy, a wholly-owned subsidiary of RaceTrac Petroleum Inc. (“Metroplex”), to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals.  Simultaneous with the entry into the Metroplex agreement, we amended the Florida and Midwest terminaling services agreement to immediately terminate NGL’s obligations at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  The tankage at Cape Canaveral and Port Everglades South became available to Metroplex on September 16, 2014.  The tankage at Port Manatee is expected to become available to Metroplex by the fall of 2015, upon the completion of certain enhancements at this facility.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light‑oil terminaling capacity at our Port Everglades North terminal.

Effective May 31, 2014, the Florida tanks dedicated to bunker fuels were no longer subject to the Florida and Midwest terminaling services agreement. A large portion of this capacity has been re‑contracted to Glencore Ltd. effective June 1, 2014.

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

Under the Florida and Midwest terminaling services agreement, and taking into consideration the amendments to the agreement, Morgan Stanley Capital Group, and NGL as the successor to the agreement, is obligated to throughput a volume that will, at the fee and tariff schedule contained in the agreement, result in minimum throughput payments to us of approximately $21.1 million for the year ending December 31, 2014. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity or for capacity that has been vacated.

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

Terminaling services agreement—Cushing terminal.  In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five‑year automatic renewal unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one‑year period following the in‑service date of August 1, 2012.  Subsequent to the NGL Acquisition,  effective July 1, 2014, revenue associated with the Cushing tankage is recorded as revenue from external customers as opposed to revenue from affiliates.

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

Terminaling services agreement—Southeast terminals.    In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis tankage.  The terminaling services agreement provisions pertaining to the Collins/Purvis tankage remained with Morgan Stanley Capital Group, and subsequent to the NGL Acquisition, effective July 1, 2014, the revenue associated with the Collins/Purvis tankage is recorded as revenue from external customers as opposed to revenue from affiliates.  The Southeast terminaling services agreement, excluding the Collins/Purvis tankage, will continue in effect unless and until NGL provides us at least 24 months’ prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months’ prior notice to NGL.

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

Terminaling services agreement—Collins/Purvis additional light oil tankage.  In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group for additional light oil tankage relating to our Collins/Purvis, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months’ prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins/Purvis terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one‑year period following the in‑service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.    Subsequent to the NGL Acquisition, effective July 1, 2014, revenue associated with the Collins/Purvis additional light oil tankage is recorded as revenue from external customers as opposed to revenue from affiliates.

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

Barge dock services agreement—Baton Rouge dock.  Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five‑year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.    Effective September 1, 2014, Morgan Stanley Capital Group assigned its rights and obligations under the Baton Rouge barge dock services agreement to Colonial Pipeline Company.  Subsequent to the NGL Acquisition, effective July 1, 2014, revenue associated with the Baton Rouge barge dock services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

If a force majeure event occurs that renders us unable to perform our obligations, Morgan Stanley Capital Group’s obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, Morgan Stanley Capital Group may terminate its obligations under this agreement.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended September 30, 2014 and 2013, we recognized revenue of approximately $1.2 million and $1.0 million, respectively, related to this operations and reimbursement agreement. For the nine months ended September 30, 2014 and 2013, we recognized revenue of approximately $3.0 million and $2.8 million, respectively, related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity at a cost of approximately $480 million. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO that is estimated to cost approximately $55 million. The expansion is supported by a long‑term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000 barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. Work on the 900,000 barrel expansion started in the second quarter of 2013, and was placed into service by the end of the third quarter of 2014. With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an estimated overall construction cost of approximately $535 million. We expect our total payments for the initial and the expansion projects to be approximately $235 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Trade accounts receivable	$12,716	$6,527
Less allowance for doubtful accounts	(464)	(100)
	$12,252	$6,427

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
NGL Energy Partners LP	35%	—%	11%	—%
Morgan Stanley Capital Group	13%	63%	45%	63%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Amounts due from insurance companies	$1,300	$1,722
Additive detergent	1,613	1,718
Deposits and other assets	63	38
	$2,976	$3,478

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2014 and December 31, 2013, we have recognized amounts due from insurance companies of approximately $1.3 million and $1.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three and nine months ended September 30, 2014, we received reimbursements from insurance companies of approximately $0.1 million and $0.4 million, respectively. During the nine months ended September 30, 2014, we did not adjust our estimate of probable insurance recoveries.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Land	$52,519	$52,519
Terminals, pipelines and equipment	565,065	562,077
Furniture, fixtures and equipment	2,101	1,861
Construction in progress	2,642	2,730
	622,327	619,187
Less accumulated depreciation	(234,187)	(212,142)
	$388,140	$407,045

(7) GOODWILL

Goodwill is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Brownsville terminals	$8,485	$8,485

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

At September 30, 2014 and December 31, 2013, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2013 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2013 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2014 and December 31, 2013, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility construction project for approximately 7.1 million barrels of storage capacity at an estimated cost of approximately $535 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

			Carrying value
	Percentage of ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
BOSTCO	42.5%	42.5%	$228,361	$186,181
Frontera	50%	50%	24,318	25,424
Total investments in unconsolidated affiliates			$252,679	$211,605

At September 30, 2014 and December 31, 2013, our investment in BOSTCO includes approximately $7.7 million and $6.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
BOSTCO	$1,368	$—	$2,617	$—
Frontera	285	234	474	270
Total earnings from unconsolidated affiliates	$1,653	$234	$3,091	$270

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
BOSTCO	$20,283	$23,412	$43,635	$94,216
Frontera	—	—	45	152
Total additional capital investments in unconsolidated affiliates	$20,283	$23,412	$43,680	$94,368

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
BOSTCO	$2,915	$—	$4,072	$—
Frontera	344	328	1,625	877
Total cash distributions received from unconsolidated affiliates	$3,259	$328	$5,697	$877

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Current assets	$52,164	$30,776	$4,662	$4,465
Long‑term assets	514,301	458,707	45,311	47,691
Current liabilities	(47,264)	(66,469)	(1,337)	(1,308)
Long‑term liabilities	—	—	—	—
Net assets	$519,201	$423,014	$48,636	$50,848

Statements of comprehensive income (loss):

	BOSTCO		Frontera
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenue	$14,708	$—	$3,474	$3,231
Operating expenses	(11,119)	—	(2,904)	(2,763)
Net earnings and comprehensive income	$3,589	$—	$570	$468

	BOSTCO		Frontera
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenue	$35,451	$—	$9,934	$8,946
Operating expenses	(28,812)	—	(8,986)	(8,406)
Net earnings and comprehensive income	$6,639	$—	$948	$540

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Amounts due under long-term terminaling services agreements:
External customers	$760	$592
Affiliates	1,074	2,146
	1,834	2,738
Deferred financing costs, net of accumulated amortization of $3,034 and $2,303, respectively	1,382	2,113
Customer relationships, net of accumulated amortization of $1,637 and $1,485, respectively	793	945
Deposits and other assets	76	76
	$4,085	$5,872

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At September 30, 2014 and December 31, 2013, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $1.8 million and $2.7 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Customer advances and deposits:
External customers	$1,882	$475
Affiliates	96	6,264
	1,978	6,739
Accrued property taxes	3,584	767
Accrued environmental obligations	1,603	1,966
Interest payable	179	163
Rebate due to customers	1,780	3,793
Accrued expenses and other	2,642	2,761
	$11,766	$16,189

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2014 and December 31, 2013, we have billed and collected from certain of our customers approximately $2.0 million and $6.7 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At September 30, 2014 and December 31, 2013, we have accrued environmental obligations of approximately $1.6 million and $2.0 million, respectively, representing our best estimate of our remediation obligations. During the three and nine months ended September 30, 2014, we made payments of approximately $0.1 million and $0.5 million, respectively, towards our environmental remediation obligations. During the three and nine months ended September 30, 2014, we increased our remediation obligations by approximately $nil and $0.1 million, respectively, to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Rebate due to customers.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2014 and December 31, 2013, we have accrued a liability due to these customers of approximately $1.8 million and $3.8 million, respectively. During the three months ended March 31, 2014, we paid approximately $3.8 million to our customers for the rebate due for the year ended December 31, 2013.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Advance payments received under long-term terminaling services agreements	$312	$297
Deferred revenue—ethanol blending fees and other projects	3,935	5,762
	$4,247	$6,059

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2014 and December 31, 2013, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.3 million and $0.3 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with affiliates and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, affiliates and others have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At September 30, 2014 and December 31, 2013, we have unamortized deferred revenue of approximately $3.9 million and $5.8 million, respectively, for completed projects. During the three months ended September 30, 2014 and 2013, we recognized revenue on a straight‑line basis of approximately $0.5 million and $0.8 million, respectively, for completed projects.  During the nine months ended September 30, 2014 and 2013, we recognized revenue on a straight‑line basis of approximately $1.9 million and $3.0 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility replaced in its entirety the senior secured credit facility that was in place as of December 31, 2010. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $355.7 million at September 30, 2014). We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets.

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of September 30, 2014.

For the three months ended September 30, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.7% and 2.7%, respectively.  For the nine months ended September 30, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.6% and 2.5%, respectively. At September 30, 2014 and December 31, 2013, our outstanding borrowings under the credit facility were $252 million and $212 million, respectively. At September 30, 2014 and December 31, 2013, our outstanding letters of credit were approximately $nil at both dates.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

	Common	General
	units	partner units
Units outstanding at September 30, 2014 and December 31, 2013	16,124,566	329,073

At September 30, 2014 and December 31, 2013, common units outstanding include 5,599 and 20,096 common units, respectively, held on behalf of TransMontaigne Services Inc.’s long‑term incentive plan.

(14) LONG‑TERM INCENTIVE PLAN

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. is an indirect wholly owned subsidiary of TransMontaigne Inc. TransMontaigne Services Inc. employs the personnel who provide support to TransMontaigne Inc.’s operations, as well as our operations. TransMontaigne Services Inc. adopted a long‑term incentive plan for its employees and consultants and the independent directors of our general partner. The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,428,377 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2014, 2,179,457 units are available for future grant under the long‑term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 6,003 and 5,727 common units pursuant to the program during the nine months ended September 30, 2014 and 2013, respectively.

Information about restricted phantom unit activity for the year ended December 31, 2013 and the nine months ended September 30, 2014 is as follows:

		Restricted	NYSE
	Available for	phantom	closing
	future grant	units	price
Units outstanding at December 31, 2013	1,871,966	14,500
Automatic increase in units available for future grant on January 1, 2014	322,491	—
Grant on March 31, 2014	(6,000)	6,000	$43.08
Vesting on March 31, 2014	—	(5,500)	$43.08
Vesting on July 1, 2014	—	(15,000)	$43.80
Grant on September 30, 2014	(9,000)	9,000	$41.24
Units outstanding at September 30, 2014	2,179,457	9,000

On March 31, 2014, TransMontaigne Services Inc. granted 6,000 restricted phantom units, respectively, to the independent directors of our general partner. We typically recognize the deferred equity‑based compensation expense associated with these annual grants on a straight-line basis over their respective four‑year vesting periods.  However, pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units vest upon a change in control of TransMontaigne Inc. Accordingly, as a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne Inc. to NGL, effective July 1, 2014 all 15,000 of the then outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time.  As of July 1, 2014, we recognized the remaining grant date fair value pertaining to these 15,000 restricted phantom units, of approximately $0.6 million, as deferred equity‑based compensation expense because the requisite service period for these restricted phantom units had been completed upon the change in control.

In September of 2014, our general partner appointed three new independent directors to replace the independent directors that had resigned in August of 2014.  The new independent directors, in aggregate, were granted 9,000 restricted phantom units on September 30, 2014.  We plan to recognize the deferred equity‑based compensation expense associated with these grants on a straight-line basis over their respective four‑year vesting periods.

Deferred equity‑based compensation of approximately $584,000 and $81,000 is included in direct general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively.  Deferred equity‑based compensation of approximately $698,000 and $285,000 is included in direct general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively.

(15) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At September 30, 2014, we have contractual commitments of approximately $5.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑ cancelable operating leases that extend through August 2030. At September 30, 2014, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2014 (remainder of the year)	$882
2015	3,841
2016	3,967
2017	2,997
2018	601
Thereafter	4,002
$16,290

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.3 million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively.  Rental expense under operating leases was approximately $2.6 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$6,520	$6,004	$26,598	$25,766
Less:
Distributions payable on behalf of incentive distribution rights	(1,682)	(1,445)	(4,967)	(3,895)
Distributions payable on behalf of general partner interest	(219)	(214)	(655)	(595)
Earnings allocable to general partner interest less than distributions payable to general partner interest	122	123	222	157
Earnings allocable to general partner interest including incentive distribution rights	(1,779)	(1,536)	(5,400)	(4,333)
Net earnings allocable to limited partners per the consolidated statements of comprehensive income	$4,741	$4,468	$21,198	$21,433
Less distributions payable on behalf of unvested long-term incentive plan grants	(6)	(9)	(26)	(41)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$4,735	$4,459	$21,172	$21,392
Basic and diluted weighted average units	16,120	15,676	16,110	14,857
Net earnings per limited partner unit—basic and diluted	$0.29	$0.28	$1.31	$1.44

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2013 through March 31, 2013	$0.640
April 1, 2013 through June 30, 2013	$0.650
July 1, 2013 through September 30, 2013	$0.650
October 1, 2013 through December 31, 2013	$0.650
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2014 and December 31, 2013.

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

The financial performance of our business segments is as follows (in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
Gulf Coast Terminals:
Terminaling services fees, net	$10,215	$11,515	$33,290	$35,018
Other	2,318	1,973	9,406	6,802
Revenue	12,533	13,488	42,696	41,820
Direct operating costs and expenses	(5,115)	(5,180)	(14,656)	(15,642)
Net margins	7,418	8,308	28,040	26,178
Midwest Terminals and Pipeline System:
Terminaling services fees, net	2,032	1,992	6,039	5,927
Pipeline transportation fees	414	365	1,155	1,082
Other	612	691	1,622	1,871
Revenue	3,058	3,048	8,816	8,880
Direct operating costs and expenses	(682)	(841)	(2,254)	(2,305)
Net margins	2,376	2,207	6,562	6,575
Brownsville Terminals:
Terminaling services fees, net	1,624	1,631	4,588	5,390
Pipeline transportation fees	372	1,712	1,100	5,173
Other	2,932	2,950	9,076	7,803
Revenue	4,928	6,293	14,764	18,366
Direct operating costs and expenses	(3,597)	(4,303)	(10,528)	(11,712)
Net margins	1,331	1,990	4,236	6,654
River Terminals:
Terminaling services fees, net	2,336	2,188	6,450	7,604
Other	146	112	536	599
Revenue	2,482	2,300	6,986	8,203
Direct operating costs and expenses	(1,940)	(2,121)	(5,575)	(5,931)
Net margins	542	179	1,411	2,272
Southeast Terminals:
Terminaling services fees, net	11,131	11,356	34,086	34,792
Other	1,571	1,889	5,767	6,609
Revenue	12,702	13,245	39,853	41,401
Direct operating costs and expenses	(5,180)	(5,398)	(15,289)	(16,275)
Net margins	7,522	7,847	24,564	25,126
Total net margins	19,189	20,531	64,813	66,805
Direct general and administrative expenses	(1,086)	(1,201)	(2,466)	(2,952)
Allocated general and administrative expenses	(2,782)	(2,741)	(8,346)	(8,222)
Allocated insurance expense	(942)	(935)	(2,769)	(2,828)
Reimbursement of bonus awards	(375)	(313)	(1,125)	(938)
Depreciation and amortization	(7,400)	(7,392)	(22,196)	(22,191)
Loss on disposition of assets	—	(1,398)	—	(1,398)
Earnings from unconsolidated affiliates	1,653	234	3,091	270
Operating income	8,257	6,785	31,002	28,546
Other expenses, net	(1,737)	(781)	(4,404)	(2,780)
Net earnings	$6,520	$6,004	$26,598	$25,766

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2014
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$8,373	$3,058	$3,777	$2,367	$4,555	$22,130
NGL Energy Partners LP	4,160	—	—	115	8,082	12,357
Frontera	—	—	1,151	—	—	1,151
TransMontaigne Inc.	—	—	—	—	65	65
Total revenue	$12,533	$3,058	$4,928	$2,482	$12,702	$35,703
Capital expenditures	$289	$10	$73	$137	$217	$726
Identifiable assets	$123,817	$23,658	$44,322	$54,104	$169,107	$415,008
Cash and cash equivalents						726
Investments in unconsolidated affiliates						252,679
Deferred financing costs						1,382
Other						559
Total assets						$670,354

	Three months ended September 30, 2013
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$3,872	$472	$5,341	$2,023	$937	$12,645
Morgan Stanley Capital Group	9,166	2,576	—	277	12,259	24,278
Frontera	—	—	952	—	—	952
TransMontaigne Inc.	450	—	—	—	49	499
Total revenue	$13,488	$3,048	$6,293	$2,300	$13,245	$38,374
Capital expenditures	$40	$50	$274	$223	$599	$1,186

	Nine months ended September 30, 2014
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$21,054	$5,830	$11,779	$6,202	$6,362	$51,227
NGL Energy Partners LP	4,160	—	—	115	8,082	12,357
Morgan Stanley Capital Group	17,472	2,986	—	669	25,248	46,375
Frontera	—	—	2,985	—	—	2,985
TransMontaigne Inc.	10	—	—	—	161	171
Total revenue	$42,696	$8,816	$14,764	$6,986	$39,853	$113,115
Capital expenditures	$678	$39	$994	$732	$895	$3,338

	Nine months ended September 30, 2013
		Midwest
	Gulf Coast	Terminals and	Brownsville	River	Southeast
	Terminals	Pipeline System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$11,689	$1,406	$15,561	$7,723	$2,837	$39,216
Morgan Stanley Capital Group	28,769	7,474	—	456	38,455	75,154
Frontera	—	—	2,805	—	—	2,805
TransMontaigne Inc.	1,362	—	—	24	109	1,495
Total revenue	$41,820	$8,880	$18,366	$8,203	$41,401	$118,670
Capital expenditures	$1,495	$1,446	$1,172	$1,175	$6,274	$11,562

(19) SUBSEQUENT EVENT

On October 16, 2014, Charles L. Dunlap notified Partners of his intention to retire from his position as Chief Executive Officer of our general partner and as President, Chief Executive Officer and member of the board of directors of TransMontaigne Inc., and the other subsidiaries of Partners and TransMontaigne Inc., each to be effective November 7, 2014.  As a result of Mr. Dunlap’s resignation, on October 20, 2014, the board of directors of TransMontaigne GP appointed Frederick W. Boutin to serve as Chief Executive Officer of our general partner, effective November 7, 2014. Mr. Boutin has also been appointed to serve as the President and Chief Executive Officer of TransMontaigne Inc., effective November 7, 2014.  In connection with Mr. Boutin’s appointment to Chief Executive Officer, on October 20, 2014, the board of directors of TransMontaigne GP appointed Robert T. Fuller to serve as the Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner, effective November 7, 2014. Mr. Fuller has also been appointed to serve as the Executive Vice President, Chief Financial Officer and Treasurer of TransMontaigne Inc., effective November 7, 2014.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity at our Port Everglades, Florida North terminal.

On October 13, 2014, we announced a distribution of $0.665 per unit for the period from July 1, 2014 through September 30, 2014. This distribution is payable on November 7, 2014 to unitholders of record on October 31, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Change in control of the ownership of our general partner.    Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne Inc. to NGL Energy Partners LP (“NGL”). TransMontaigne Inc. is the indirect parent and sole member of TransMontaigne GP, which is our general partner. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne Inc. and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling service agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “NGL Acquisition”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. Pursuant to the terms and conditions of the NGL Acquisition, in exchange for Partners’ consent to the assignment of terminaling services agreements to NGL, an affiliate of Morgan Stanley issued a financial guarantee to Partners on certain negotiated terms, including termination of the financial guarantee upon delivery of a letter of credit from NGL.  In addition, we amended our existing credit facility to, among other items, consent to the change of control of Partners resulting from the NGL Acquisition.  The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

Termination of discussions to exchange our common units for NGL common units.    On July 10, 2014, NGL submitted a non-binding, unsolicited proposal (the “Proposal”) to the Conflicts Committee of the board of directors of TransMontaigne GP, pursuant to which each outstanding common unit of Partners would have been exchanged for one common unit of NGL.  On August 15, 2014, NGL and our Conflicts Committee jointly announced, that after several discussions, an agreement on the price to be offered to Partners’ unitholders could not be reached, and both parties had terminated discussions regarding the Proposal to acquire the outstanding common units of Partners.  We do not know whether or when NGL may make another proposal similar to, or with similar objectives as, the Proposal.

Changes in our board composition and management team.    In connection with the consummation of the NGL Acquisition, on July 1, 2014, Stephen R. Munger, Goran Trapp and Martin S. Mitchell, each employees of Morgan Stanley, resigned from the board of directors of TransMontaigne GP. To fill the vacancies resulting from the resignation of the Morgan Stanley directors, Atanas H. Atanasov, Benjamin Borgen, David C. Kehoe and Donald M. Jensen, each employees of NGL, were appointed to the board of directors of TransMontaigne GP effective July 1, 2014.

On August 25, 2014, Jerry R. Masters, David A. Peters and Jay A. Wiese, who qualified as independent directors under the applicable listing standards of the New York Stock Exchange,  resigned from the board of directors of TransMontaigne GP.  Mr. Masters served as the Chairman of the Audit and Compensation Committees and as a member of the Conflicts Committee. Mr. Peters served as the Chairman of the Conflicts Committee and as a member of the Audit and Compensation Committees. Mr. Wiese served as a member of the Audit, Compensation and Conflicts Committees.

On September 4, 2014, the board of directors of TransMontaigne GP appointed Robert A. Burk to serve as a director.  Mr. Burk serves as a member of the Audit and Compensation Committees, as the chair of the Conflicts Committee, and as the presiding director over non-management and independent directors.  Mr. Burk qualifies as an independent director under the applicable listing standards of the New York Stock Exchange.

On September 24, 2014, the board of directors of the TransMontaigne GP appointed Steven A. Blank and Lawrence C. Ross to serve as directors. Mr. Blank serves as the chair of the Audit Committee and as a member of the Compensation and Conflicts Committees. Based upon his education and employment experience, Mr. Blank qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.    Mr. Ross serves as the chair of the Compensation Committee and as a member of the Audit and Conflicts Committees.  Mr. Blank and Mr. Ross both qualify as independent directors under the applicable listing standards of the New York Stock Exchange.

On October 16, 2014, Charles L. Dunlap notified Partners of his intention to retire from his position as Chief Executive Officer of our general partner and as President, Chief Executive Officer and member of the board of directors of TransMontaigne Inc., and the other subsidiaries of Partners and TransMontaigne Inc., each to be effective November 7, 2014.  As a result of Mr. Dunlap’s resignation, on October 20, 2014, the board of directors of TransMontaigne GP appointed Frederick W. Boutin to serve as Chief Executive Officer of our general partner, effective November 7, 2014. Mr. Boutin has also been appointed to serve as the President and Chief Executive Officer of TransMontaigne Inc.,

effective November 7, 2014.  In connection with Mr. Boutin’s appointment to Chief Executive Officer, on October 20, 2014, the board of directors of TransMontaigne GP appointed Robert T. Fuller to serve as the Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner, effective November 7, 2014. Mr. Fuller has also been appointed to serve as the Executive Vice President, Chief Financial Officer and Treasurer of TransMontaigne Inc., effective November 7, 2014.

Commercial activity.    Effective September 16, 2014, we amended our long-term terminaling services agreement with Metroplex Energy, a wholly-owned subsidiary of RaceTrac Petroleum Inc. (“Metroplex”), to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals located in Florida.  The tankage at Cape Canaveral and Port Everglades South became immediately available to Metroplex on September 16, 2014.  The tankage at Port Manatee is expected to become available to Metroplex by the fall of 2015, upon the completion of certain enhancements at this facility. We had previously entered into an agreement with Metroplex that was effective in September of 2013 relating to the use of storage capacity at our Tampa, Florida terminal.  The amended agreement brings the aggregate capacity of our tankage under contract with Metroplex in Florida to approximately 2.17 million barrels.

The tankage related to this new amendment with Metroplex was previously used by NGL under our Florida and Midwest Terminaling Services Agreement. Simultaneous with the entry into the Metroplex agreement, we amended the Florida and Midwest Terminaling Services Agreement to immediately terminate NGL’s obligations relating to the tank capacity at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  We expect that the amendments to the Metroplex agreement will generate approximately the same annual revenue as the NGL agreement generated with respect to those tanks.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light‑oil terminaling capacity at our Port Everglades, Florida North terminal.

As of September 30, 2014, the second phase of the BOSTCO construction project, encompassing 900,000 barrels of diesel storage, has been placed into service.  With the addition of this second phase, combined with the initial phase becoming fully operational in the second quarter of 2014, BOSTCO has 57 storage tanks that are operational, with a  fully subscribed capacity of approximately 7.1 million barrels.

Quarterly distributions.    On July 16, 2014, we announced a distribution of $0.665 per unit for the period from April 1, 2014 through June 30, 2014, representing a $0.005 increase over the previous quarter. This distribution was paid on August 7, 2014 to unitholders of record on July 31, 2014.

On October 13, 2014, we announced a distribution of $0.665 per unit for the period from July 1, 2014 through September 30, 2014. This distribution is payable on November 7, 2014 to unitholders of record on October 31, 2014.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

ANALYSIS OF REVENUE

Total Revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended
	September 30,
	2014	2013
Terminaling services fees, net	$27,338	$28,682
Pipeline transportation fees	786	2,077
Management fees and reimbursed costs	1,892	1,506
Other	5,687	6,109
Revenue	$35,703	$38,374

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended
	September 30,
	2014	2013
Gulf Coast terminals	$12,533	$13,488
Midwest terminals and pipeline system	3,058	3,048
Brownsville terminals	4,928	6,293
River terminals	2,482	2,300
Southeast terminals	12,702	13,245
Revenue	$35,703	$38,374

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

Terminaling Services Fees, Net, by Business Segment

	Three months ended
	September 30,
	2014	2013
Gulf Coast terminals	$10,215	$11,515
Midwest terminals and pipeline system	2,032	1,992
Brownsville terminals	1,624	1,631
River terminals	2,336	2,188
Southeast terminals	11,131	11,356
Terminaling services fees, net	$27,338	$28,682

The decrease in terminaling services fees, net includes a decrease of approximately $1.0 million at our Gulf Coast terminals resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida and Cape Canaveral, Florida terminals effective May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity.

Included in terminaling services fees, net for the three months ended September 30, 2014 and 2013 are fees charged to affiliates of approximately $11.1 million and $20.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended
	September 30,
	2014	2013
Firm commitments:
External customers	$15,211	$7,142
Affiliates	10,930	20,709
Total	26,141	27,851
Variable:
External customers	990	803
Affiliates	207	28
Total	1,197	831
Terminaling services fees, net	$27,338	$28,682

At September 30, 2014, the remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2014 were as follows (in thousands):

At
September 30,
2014
Remaining terms on terminaling services agreements that generated “firm commitments”:
Less than 1 year remaining	$2,046
1 year or more, but less than 3 years remaining	19,522
3 years or more, but less than 5 years remaining	3,412
5 years or more remaining	1,161
Total firm commitments for the three months ended September 30, 2014	$26,141

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

Pipeline Transportation Fees by Business Segment

	Three months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	414	365
Brownsville terminals	372	1,712
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$786	$2,077

The decrease in pipeline transportation fees includes a decrease of approximately $1.3 million resulting from a November 2013 fire that has shutdown Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals.  We anticipate that Exxon’s King Ranch plant will not be able to supply LPG to our customer until possibly sometime in the fourth quarter of 2014. We anticipate pipeline transportation fees to decline at our Brownsville terminals while Exxon’s King Ranch plant is out of commission.  See “Item 1. Legal Proceedings” for a discussion of the legal damages we are seeking from Nieto related to them not paying certain minimum fees required under their terminaling services agreement and the reimbursement of other costs we incurred on their behalf pertaining to the shutdown of Exxon’s King Ranch plant.

Included in pipeline transportation fees for the three months ended September 30, 2014 and 2013 are fees charged to affiliates of $nil and approximately $0.4 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$257	$64
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,635	1,442
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$1,892	$1,506

Included in management fees and reimbursed costs for the three months ended September 30, 2014 and 2013 are fees charged to affiliates of approximately $1.2 million and $1.0 million, respectively.

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

Principal Components of Other Revenue

	Three months
	ended
	September 30,
	2014	2013
Product gains	$3,062	$3,328
Steam heating fees	593	719
Product transfer services	611	491
Railcar handling	154	213
Other	1,267	1,358
Other revenue	$5,687	$6,109

For the three months ended September 30, 2014 and 2013, we sold approximately 29,000 and 32,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $112 and $120 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2014 and 2013, we have accrued a liability due to our customers under the Southeast terminaling services agreement of approximately $0.2 million and $0.6 million, respectively.

Included in other revenue for the three months ended September 30, 2014 and 2013 are amounts charged to affiliates of approximately $1.3 million and $3.6 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$2,061	$1,909
Midwest terminals and pipeline system	612	691
Brownsville terminals	1,297	1,508
River terminals	146	112
Southeast terminals	1,571	1,889
Other revenue	$5,687	$6,109

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

Direct Operating Costs and Expenses

	Three months
	ended
	September 30,
	2014	2013
Wages and employee benefits	$5,889	$5,770
Utilities and communication charges	1,738	1,838
Repairs and maintenance	4,366	5,425
Rentals, property taxes and office supplies	2,281	2,237
Vehicles and fuel costs	273	329
Environmental compliance costs	708	882
Other	1,259	1,362
Direct operating costs and expenses	$16,514	$17,843

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$5,115	$5,180
Midwest terminals and pipeline system	682	841
Brownsville terminals	3,597	4,303
River terminals	1,940	2,121
Southeast terminals	5,180	5,398
Direct operating costs and expenses	$16,514	$17,843

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation. The direct general and administrative expenses were approximately $1.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively.

Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively.

Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively.

The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, depreciation and amortization expense was approximately $7.4 million and $7.4 million, respectively.

For the three months ended September 30, 2014 and 2013, interest expense was approximately $1.5 million and $0.5 million, respectively.  The increase in interest expense is primarily attributable to us ceasing the capitalization of interest on our investment in BOSTCO as it was being placed into service throughout the first three quarters of 2014.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

ANALYSIS OF REVENUE

Total Revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended
	September 30,
	2014	2013
Terminaling services fees, net	$84,453	$88,731
Pipeline transportation fees	2,255	6,255
Management fees and reimbursed costs	5,203	4,732
Other	21,204	18,952
Revenue	$113,115	$118,670

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended
	September 30,
	2014	2013
Gulf Coast terminals	$42,696	$41,820
Midwest terminals and pipeline system	8,816	8,880
Brownsville terminals	14,764	18,366
River terminals	6,986	8,203
Southeast terminals	39,853	41,401
Revenue	$113,115	$118,670

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

Terminaling Services Fees, Net, by Business Segment

	Nine months ended
	September 30,
	2014	2013
Gulf Coast terminals	$33,290	$35,018
Midwest terminals and pipeline system	6,039	5,927
Brownsville terminals	4,588	5,390
River terminals	6,450	7,604
Southeast terminals	34,086	34,792
Terminaling services fees, net	$84,453	$88,731

The decrease in terminaling services fees, net includes a decrease of approximately $1.6 million at our Gulf Coast terminals resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida and Cape Canaveral, Florida terminals effective May 31, 2014. The decrease also includes a decrease of approximately $1.4 million at our River terminals resulting from a new terminaling services agreement with a third‑party customer that was effective April 1, 2013. This new terminaling services agreement reduced the third‑party customer’s minimum monthly throughput commitments from approximately 1.1 million barrels to approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. We are currently in the process of identifying other potential parties to re‑contract the unused capacity at these Gulf Coast and River terminals.

Included in terminaling services fees, net for the nine months ended September 30, 2014 and 2013 are fees charged to affiliates of approximately $49.4 million and $63.3 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended
	September 30,
	2014	2013
Firm commitments:
External customers	$32,433	$23,117
Affiliates	48,825	63,317
Total	81,258	86,434
Variable:
External customers	2,641	2,304
Affiliates	554	(7)
Total	3,195	2,297
Terminaling services fees, net	$84,453	$88,731

At September 30, 2014, the remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2014 were as follows (in thousands):

At
September 30,
2014
Remaining terms on terminaling services agreements that generated “firm commitments”:
Less than 1 year remaining	$10,921
1 year or more, but less than 3 years remaining	57,572
3 years or more, but less than 5 years remaining	10,136
5 years or more remaining	2,629
Total firm commitments for the nine months ended September 30, 2014	$81,258

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

Pipeline Transportation Fees by Business Segment

	Nine months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,155	1,082
Brownsville terminals	1,100	5,173
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$2,255	$6,255

The decrease in pipeline transportation fees includes a decrease of approximately $3.6 million resulting from a November 2013 fire that has shutdown Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We anticipate that Exxon’s King Ranch plant will not be able to supply LPG to our customer until possibly sometime in the fourth quarter of 2014. We anticipate pipeline transportation fees to decline at our Brownsville terminals while Exxon’s King Ranch plant is out of commission.  See “Item 1. Legal Proceedings” for a discussion of the legal damages we are seeking from Nieto related to them not paying certain minimum fees required under their terminaling services agreement and the reimbursement of other costs we incurred on their behalf pertaining to the shutdown of Exxon’s King Ranch plant.

Included in pipeline transportation fees for the nine months ended September 30, 2014 and 2013 are fees charged to affiliates of approximately $0.2 million and $1.1 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$752	$221
Midwest terminals and pipeline system	—	—
Brownsville terminals	4,451	4,511
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$5,203	$4,732

Included in management fees and reimbursed costs for the nine months ended September 30, 2014 and 2013 are fees charged to affiliates of approximately $3.4 million and $2.8 million, respectively.

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

Principal Components of Other Revenue

	Nine months
	ended
	September 30,
	2014	2013
Product gains	$10,753	$11,031
Steam heating fees	2,937	2,797
Product transfer services	1,323	1,037
Railcar handling	513	471
Other	5,678	3,616
Other revenue	$21,204	$18,952

For the nine months ended September 30, 2014 and 2013, we sold approximately 108,150 and 114,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $116 and $120 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2014 and 2013, we have accrued a liability due to our customers under the Southeast terminaling services agreement of approximately $1.8 million and $2.7 million, respectively.

Included in other revenue for the nine months ended September 30, 2014 and 2013 are amounts charged to affiliates of approximately $8.9 million and $12.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$8,654	$6,581
Midwest terminals and pipeline system	1,622	1,871
Brownsville terminals	4,625	3,292
River terminals	536	599
Southeast terminals	5,767	6,609
Other revenue	$21,204	$18,952

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

Direct Operating Costs and Expenses

	Nine months
	ended
	September 30,
	2014	2013
Wages and employee benefits	$17,229	$18,362
Utilities and communication charges	6,170	5,758
Repairs and maintenance	11,270	14,713
Rentals, property taxes and office supplies	6,957	6,889
Vehicles and fuel costs	915	1,013
Environmental compliance costs	2,062	2,018
Other	3,699	3,112
Direct operating costs and expenses	$48,302	$51,865

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months
	ended
	September 30,
	2014	2013
Gulf Coast terminals	$14,656	$15,642
Midwest terminals and pipeline system	2,254	2,305
Brownsville terminals	10,528	11,712
River terminals	5,575	5,931
Southeast terminals	15,289	16,275
Direct operating costs and expenses	$48,302	$51,865

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation. The direct general and administrative expenses were approximately $2.5 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Allocated general and administrative expenses include charges from TransMontaigne Inc. for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $8.3 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Allocated insurance expenses include charges from TransMontaigne Inc. for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $2.8 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying consolidated financial statements also include amounts paid to TransMontaigne Services Inc. as a partial reimbursement of bonus awards granted by TransMontaigne Services Inc. to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was approximately $22.2 million and $22.2 million, respectively.

For the nine months ended September 30, 2014 and 2013, interest expense was approximately $3.7 million and $2.0 million, respectively.  The increase in interest expense is primarily attributable to us ceasing the capitalization of interest on our investment in BOSTCO as it was being placed into service throughout the first three quarters of 2014.

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

Our capital expenditures for the nine months ended September 30, 2014 were approximately $3.3 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the nine months ended September 30, 2014 of approximately $43.7 million in unconsolidated affiliates. Management and the board of directors of our general partner have approved additional investments in BOSTCO and expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend into the third quarter of 2015. At September 30, 2014, the remaining expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $15 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined: $355.7 million at September 30, 2014). The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and “permitted JV investments”. Permitted JV investments include up to $225 million of investments in BOSTCO (the “Specified BOSTCO Investment”). In addition to the Specified BOSTCO Investment, under the terms of the credit facility, we may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2014, our outstanding borrowings under the credit facility were $252 million.

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

					Twelve
	Three months ended				months ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2013	2014	2014	2014	2014
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,386	$18,474	$20,181	$17,847	$74,888
Consolidated funded indebtedness					$252,000
Total leverage ratio					3.37x
Consolidated EBITDA for the interest coverage ratio	$18,386	$18,474	$20,181	$17,847	$74,888
Consolidated interest expense, as stipulated in the credit facility	$677	$953	$1,226	$1,493	$4,349
Interest coverage ratio					17.22x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,386	$18,474	$20,181	$17,847	$74,888
Consolidated interest expense	(677)	(953)	(1,226)	(1,493)	(4,349)
Amortization of deferred revenue	(694)	(740)	(671)	(510)	(2,615)
Amounts due under long‑term terminaling services agreements, net	(204)	277	336	306	715
Change in operating assets and liabilities	1,206	(5,708)	(2,980)	(1,175)	(8,657)
Cash flows provided by operating activities	$18,017	$11,350	$15,640	$14,975	$59,982

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At September 30, 2014, we had outstanding borrowings of $252 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September 30, 2014 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.5 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the nine months ended September 30, 2014 and 2013, we sold approximately 108,150 and 114,600 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $116 and $120 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals.  We anticipate that Exxon’s King Ranch plant will not be able to supply LPG to our customer until possibly sometime in the fourth quarter of 2014. In an effort to increase Nieto’s ability to transport LPG through the Diamondback pipeline during the period that Exxon’s King Ranch plant is not operating and in reliance upon Nieto’s promise to reimburse us for the costs of construction, we constructed a truck unloading facility at our Brownsville terminal for Nieto’s use.  Nieto has claimed that the fire at the Exxon King Ranch plant constitutes a force majeure that relieves Nieto of its obligation to pay certain minimum fees required under the related terminaling services agreement and has refused to reimburse us for the costs of the truck unloading facility.  As a result of Nieto’s failure to pay the minimum terminaling fees due to us and Nieto’s failure to reimburse us for the costs of the truck unloading facility we constructed for them, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto seeking damages in the amount of $4.2 million and a declaratory judgment clarifying our rights to receive the minimum fees under the terminaling services agreement.  The $4.2 million in damages sought by us is comprised of approximately $3.7 million due as minimum fees under the terminaling services agreement as of the date of the complaint and approximately $0.5 million that we incurred in constructing the truck unloading facility.

ITEM 1A.  RISK FACTORS

The following risk factors, discussed in more detail below and in “Item 1A. Risk Factors,” in our Annual Report on Form 10‑K, filed on March 11, 2014, and our quarterly report on Form 10-Q for the second quarter ended June 30, 2014, filed on August 7, 2014, are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•

the uncertainty surrounding whether or when a merger with NGL will occur and other aspects of such a transaction, if any, could adversely affect our ability to attract and retain qualified personnel to operate our business, secure new customers or increase or extend agreements with existing customers, or enter into or retain business relationships that are important to our operations;
•

we are exposed to the credit risks of NGL and our other significant customers, including Morgan Stanley Capital Group, which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations;

•

TransMontaigne Inc. controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne Inc. and NGL have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

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

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10‑K for the year ended December 31, 2013, filed on March 11, 2014, or our quarterly report on Form 10-Q for the second quarter ended June 30, 2014, filed on August 7, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Securities.  The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended September 30, 2014 covered by this report.

			Total number of	Maximum number of
	Total		common units	common units that
	number of	Average price	purchased as part of	may yet be purchased
	common units	paid per	publicly announced	under the plans or
Period	purchased	common unit	plans or programs	programs
July	667	$44.10	667	5,336
August	667	$43.72	667	4,669
September	667	$44.13	667	4,002
	2,001	$43.98	2,001

During the three months ended September 30, 2014, we purchased 2,001 common units, with approximately $88,000 of aggregate market value, in the open market pursuant to a purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services Inc. Long‑Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be discontinued at any time. The purchase program allows us to purchase in future periods up to 4,002 common units, in the aggregate, through the purchase program’s scheduled termination date of April 1, 2015.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 7, 2014	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.