Form 10-K
period 2014-12-31
TransMontaigne Partners L.P.
filed 2015-03-12
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 001‑32505

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of common limited partner units held by non‑ affiliates of the registrant on June 30, 2014 was $557,971,021 computed by reference to the last sale price ($43.75 per common unit) of the registrant’s common limited partner units on the New York Stock Exchange on June 30, 2014.

The number of the registrant’s common limited partner units outstanding on February 27, 2015 was 16,124,566.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K (including exhibits), and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading “Unitholder Information,” “SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. A copy of this annual report on Form 10‑K (without exhibits), will be furnished without charge to any unitholder who sends a written request to our offices, addressed as follows: TransMontaigne Partners L.P., Attention: Investor Relations, 1670 Broadway, Suite 3100, Denver, Colorado 80202.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This annual report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

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

Important factors, many of which are described in more detail in “Item 1A. Risk Factors” of this annual report, that could cause actual results to differ materially from our expectations include, but are not limited to:

•	whether we are able to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;
•

TransMontaigne LLC controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne LLC and NGL Energy Partners LP (“NGL”) have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

•

failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements or our failure to secure comparable alternative arrangements;

•	a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;
•	a material portion of our operations are conducted through joint ventures, over which we do not maintain full control and which have unique risks;
•	competition from other terminals and pipelines that may be able to supply our significant customers with terminaling services on a more competitive basis;
•	the continued creditworthiness of, and performance by, our significant customers;
•	the expiration of our omnibus agreement occurs on the earlier to occur of TransMontaigne LLC ceasing to control our general partner or following at least 24 months prior written notice;

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

•

the uncertainty surrounding whether or when a merger with NGL will occur and other aspects of such a transaction, if any, could adversely affect our ability to secure new customers or increase or extend agreements with existing customers that are important to our operations or attract and retain qualified personnel to operate our business;

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

We do not intend to update these forward‑looking statements except as required by law.

Part I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

TransMontaigne Partners L.P. is a publicly traded Delaware limited partnership formed in February 2005 by TransMontaigne LLC.  We commenced operations upon the closing of our initial public offering on May 27, 2005. Our common units are traded on the New York Stock Exchange under the symbol “TLP.” Our principal executive offices are located at 1670 Broadway, Suite 3100, Denver, Colorado 80202; our telephone number is (303) 626‑8200.

Our general partner is TransMontaigne GP L.L.C., which is indirectly wholly owned and controlled by TransMontaigne LLC.  On July 1, 2014, TransMontaigne LLC was acquired by NGL Energy Partners LP. Unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” “Partners” or the “partnership” are intended to mean TransMontaigne Partners L.P. (and our wholly owned and controlled operating subsidiaries). References to TransMontaigne LLC are intended to mean TransMontaigne LLC and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, and TransMontaigne Partners and its subsidiaries.

OVERVIEW

We are controlled by our general partner, TransMontaigne GP L.L.C., which is a wholly‑owned subsidiary of TransMontaigne LLC.  At December 31, 2014, NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, NGL is the indirect owner of our general partner. At December 31, 2014, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc., a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1,

2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. The sale resulted in a change in control of Partners.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “NGL Acquisition”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of NGL Energy Operating LLC (“NGL Energy Operating”), a wholly owned subsidiary of NGL. TransMontaigne Services LLC is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne LLC is an indirect wholly owned subsidiary of NGL. We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne GP L.L.C. is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P.  TransMontaigne GP L.L.C. is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur. TransMontaigne LLC, TransMontaigne Services LLC and TransMontaigne Product Services LLC were converted from Delaware corporations into Delaware limited liability companies as of December 30, 2014.  The following diagram depicts our organization and structure as of December 31, 2014:

TransMontaigne LLC is a leading distributor of unbranded refined petroleum products to independent wholesalers, distributors and industrial and commercial end users, delivering approximately 0.2 million barrels per day throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. TransMontaigne LLC currently relies on us to provide integrated terminaling services to support its operations in these geographic regions other than the Northeast.

NGL is a Delaware limited partnership that is controlled by its general partner, NGL Energy Holdings LLC. NGL’s operations include a crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a crude oil pipeline. NGL’s crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.  NGL has a water solutions segment, the assets of which include water treatment and disposal facilities. NGL’s water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, and from the sale of recycled water and recovered hydrocarbons.

NGL has a liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its more than 20 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. NGL’s liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets. NGL’s retail propane segment sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in 25 states. Finally, NGL’s refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations, includes NGL’s investment in us.

Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River and Southeast facilities.

•Gulf Coast.  Our Gulf Coast facilities consist of eight refined product terminals, which are all located in Florida. These facilities currently have approximately 6.9 million barrels of aggregate active storage capacity.

•Midwest.  Our Midwest facilities consist of a 67‑mile, interstate refined products pipeline between Missouri and Arkansas, which we refer to as the Razorback pipeline, and three refined product terminals and one crude oil terminal with approximately 1.6 million barrels of aggregate active storage capacity.

•Brownsville.  Effective as of April 1, 2011, we entered into a joint venture with P.M.I. Services North America Inc., or “PMI”, an indirect subsidiary of Petroleos Mexicanos or “PEMEX”, the Mexican state-owned petroleum company, at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the joint venture, also known as Frontera Brownsville LLC or “Frontera”, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. We continue to own and operate approximately 0.9 million barrels of additional tankage in Brownsville independent of Frontera, which includes a liquefied petroleum gas, or LPG, terminaling facility with aggregate active storage capacity of approximately 33,000 barrels. We own and operate an LPG pipeline from our Brownsville facilities to the U.S.‑Mexico Border, which we refer to as the Diamondback pipeline. We also operate a bi‑directional refined products pipeline for PMI for deliveries to and from Brownsville and Reynosa and Cadereyta, Mexico.

•River.  Our River facilities are composed of 12 refined product terminals located along the Mississippi and Ohio Rivers with approximately 2.7 million barrels of aggregate active storage capacity. Our River facilities also include a dock facility located in Baton Rouge, Louisiana that is connected to the Colonial pipeline.

•Southeast.  Our Southeast facilities consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina, and Virginia with an aggregate active storage capacity of approximately 10.0 million barrels.

The volume of product that is handled, transported, throughput or stored in our terminals and pipelines is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipelines. Overall supply of refined products in the wholesale markets is influenced by the products’ absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets’ perception of future product prices. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput at our terminals and pipelines is not material.

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

Refining.  The storage and handling services of feedstocks or crude oil used in the refining process are generally handled by terminaling and transportation companies such as TransMontaigne Partners. United States based refineries refine multiple grades of feedstock or crude oil into various light refined products and heavy refined products. Light refined products include gasoline and diesel fuel, as well as propane, butane, heating oils and jet fuels. Heavy refined products include residual fuel oils for consumption in ships and power plants and asphalt. Refined products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being “fungible.” The refined products are initially staged at the refinery, and then shipped out either in large “batches” via pipeline or vessel or by individual truck‑loads. The refineries owned by major oil companies then schedule for delivery some of their refined product output to satisfy their own retail delivery obligations, for example, at branded gasoline stations, and sell the remainder of their refined product output to independent marketing and distribution companies or traders, such as TransMontaigne LLC, for resale.

Transportation.  Before an independent distribution and marketing company, such as TransMontaigne LLC, distributes refined petroleum products into wholesale markets, it must first schedule that product for shipment by tankers, barges, railcars or on common carrier pipelines to a liquid bulk terminal.

Refined product is transported to marine terminals, such as our Gulf Coast terminals and Baton Rouge, Louisiana dock facility, by vessels or barges. Because there are economies of scale in transporting products by vessel, marine terminals with larger storage capacities for various commodities have the ability to offer their customers lower per‑barrel freight costs to a greater extent than do terminals with smaller storage capacities.

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

Delivery.  Most terminals have a tanker truck loading facility commonly referred to as a “rack.” Often, commercial and industrial end‑users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end‑user or retailer at its specified location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. To initiate the loading of product, the driver uses an access control card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation or credit limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, ethanol, bio diesel or additives are injected to conform to government specifications and individual customer requirements. As part of the Renewable Fuel Standard Act, ethanol and biodiesel are often blended with the refined product across the rack to create a certain “spec” of saleable product. Additionally, if a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Generally one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

At marine terminals, the refined product stored in tanks may be delivered to tanker trucks over a rack in the same manner as at an inland terminal or be delivered onto large ships, ocean‑going barges, or inland barges for delivery to various distribution points around the world. In addition, cruise ships and other vessels are fueled through a process known as “bunkering”, either at the dock, through a pipeline, or by truck or barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of approximately 42 tanker truckloads, of bunker fuel per refueling. Bunker fuel is a mixture of residual fuel oil and diesel fuel. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship’s engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to obtain their fuel from experienced terminaling companies such as TransMontaigne Partners.

Our Operations

We are a terminaling and transportation company with operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, and in the Southeast. We use our terminaling facilities to, among other things:

•receive refined products from the pipeline, ship, barge or railcar making delivery on behalf of our customers, and transfer those refined products to the tanks located at our terminals;

•store the refined products in our tanks for our customers;

•monitor the volume of the refined products stored in our tanks;

•distribute the refined products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and

•heat residual fuel oils and asphalt stored in our tanks, and provide other ancillary services related to the throughput process.

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

•Terminaling Services Fees.  We generate terminaling services fees by receiving, storing and distributing products for our customers. Terminaling services fees include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month.

•Pipeline Transportation Fees.  We earn pipeline transportation fees on our Razorback pipeline and Diamondback pipeline and the Ella‑Brownsville pipeline, which in January 2013 we began leasing from a third party, based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission, or FERC, regulates the tariff on the Razorback, Diamondback and Ella‑Brownsville pipelines.

•Management Fees and Reimbursed Costs.  We manage and operate certain tank capacity at our Port Everglades (South) terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of PEMEX, Mexico’s state‑owned petroleum company, a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera joint venture. We manage and operate Frontera and receive a management fee based on our costs incurred.

•Other Revenue.  We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, wharfage fees and vapor recovery fees. Pursuant to certain terminaling services agreements with our throughput customers, we are entitled to the volume of net product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

Further detail regarding our financial information can be found under Item 8. “Financial Statements and Supplementary Data” of this annual report.

The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2014 are as follows:

Active storage
capacity
Locations	(shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades-North	2,408,000
Port Everglades-South(1)	376,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,375,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000
Gulf Coast Total	6,857,000
Midwest Facilities
Rogers, AR and Mount Vernon, MO (aggregate amounts)	406,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,569,000
Brownsville Facilities
Brownsville, TX	919,000
Frontera(2)	1,498,000
Brownsville Total	2,417,000
River Facilities
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	189,000
Henderson, KY	169,000
Louisville, KY	183,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	350,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000
River Total	2,685,000

Active storage
capacity
Locations	(shell bbls)
Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS	3,419,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	478,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	10,017,000
BOSTCO(3)	7,080,000
TOTAL CAPACITY	30,625,000

(1)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(2)	Reflects the total active storage capacity of Frontera, of which we have a 50% ownership interest.
(3)

Reflects the completed construction total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member (“ownership”) interest. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013.  Completion of the 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014.

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

The principal customers at our Gulf Coast facilities are Marathon Petroleum Company LLC, which we refer to as Marathon, RaceTrac Petroleum Inc. and NGL.

Midwest Terminals and Pipeline Operations.  In Missouri and Arkansas we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67‑mile, 8‑inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by Magellan Midstream Partners, L.P., to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The FERC regulates the transportation tariffs for interstate shipments on the Razorback pipeline. On January 10, 2014 we entered into a 10‑year capacity agreement with Magellan Pipeline Company, L.P. (“Magellan”), effective March 1, 2014, covering 100% of the capacity of Razorback terminals and the Razorback Pipeline.

We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners, L.P. for delivery via our truck rack to Shell Oil Products U.S., which we refer to as Shell, for redistribution to locations throughout the Oklahoma City region.

We leased a portion of land in Cushing, Oklahoma and constructed storage tanks with approximately 1.0 million barrels of crude oil storage and associated infrastructure on such property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. The facility was completed and placed into service in August 2012. We have entered into a long‑term services agreement with Morgan Stanley Capital Group Inc. for the use of the facility.

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

The Diamondback pipeline consists of an 8″ pipeline that transports LPG approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6″ pipeline, which runs parallel to the 8″ pipeline, that can be used by us in the future to transport additional LPG or refined products to Matamoros. The 8″ pipeline has a capacity of approximately 20,000 barrels per day. The 6″ pipeline has a capacity of approximately 12,000 barrels per day.

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

Beginning in January 2013, we leased the capacity on the Ella‑Brownsville pipeline from Seadrift Pipeline Corporation, which transports LPG from two points of origin to our terminal in Brownsville: from Exxon King Ranch in Kleberg County, Texas 121 miles to Brownsville and an additional 11 miles beginning near the Exxon King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

We also operate and maintain the United States portion of a 174‑mile bi‑directional refined products pipeline owned by PMI. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to PEMEX’s terminal located in Reynosa, Mexico and terminates at PEMEX’s refinery, located in Cadereyta, Nuevo Leon,

Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the 18‑mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non‑routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end‑users of refined products, waxes and industrial chemicals. Our principal customer is Nieto Trading, B.V.

River Operations.  Our River facilities include 12 refined product terminals along the Mississippi and Ohio Rivers and the Baton Rouge, Louisiana dock facility. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and industrial and commercial end‑users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges. The principal customer at our River facilities is Valero Marketing and Supply Company.

Southeast Operations.  Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks. The principal customer at our Southeast facilities is NGL and the United States Government.

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan, Inc. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO. The expansion is supported by a long‑term leased storage and handling services contract with Morgan Stanley Capital Group and includes six, 150,000 barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. Work on the 900,000 barrel expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014. With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $529 million. Our total payments for the initial and the expansion projects are estimated to be approximately $233 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Generate stable cash flows through the use of long‑term contracts with our customers.  We intend to continue to generate stable cash flows by capitalizing on the fee‑based nature of our business, our minimum revenue commitments from our customers and the long‑term nature of our contracts with many of our customers. We generate revenue from customers who pay us fees based on the volume of storage capacity contracted for, volume of refined products throughput at our terminals or volume of refined products transported in the Razorback, Diamondback and Ella‑Brownsville pipelines. We have terminaling services agreements with, among others, Marathon, Morgan Stanley Capital Group, Nieto Trading B.V., Magellan, NGL, RaceTrac Petroleum Inc.,  Valero and the United States Government.

Execute cost‑effective expansion and asset enhancement opportunities.  We continually evaluate opportunities to expand our existing asset base.

Pursue strategic and accretive acquisitions in new and existing markets.  Historically, our growth strategy has included the pursuit of acquisitions of energy‑related terminaling and transportation facilities, including facilities that may be outside our existing areas of operation. For example, in December 2012, we acquired a 42.5% ownership interest in BOSTCO from Kinder Morgan. BOSTCO is a new terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility’s docks benefit from one of the deepest vessel drafts and nearest access points in the Houston Ship Channel and is well positioned to capitalize on increasing exports of petroleum related products.

Maintain a disciplined financial policy.  We will continue to pursue a disciplined financial policy by maintaining a prudent capital structure, managing our exposure to interest rate risk and conservatively managing our cash reserves.

Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

The terminaling services agreements we have with our existing customers provide us with stable cash flows.  We have contractual commitments from our customers that generated a substantial majority of our actual revenue. Of this firmly committed revenue, approximately 92% was generated under terminaling services agreements with remaining terms of at least one year at December 31, 2014. Our actual revenue for a year is higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee‑based nature of our business, our minimum revenue commitments from our customers, the long‑term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

We do not have material direct commodity price risk.  Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

We will continue to seek cost‑effective asset enhancement opportunities.  We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In December 2012, we acquired a 42.5% ownership interest in BOSTCO, which constructed a new terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. In the second quarter of 2013 we announced a 900,000 barrel expansion at the BOSTCO terminal. The expansion included six, 150,000‑barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access, and high‑speed loading at a rate of 25,000 barrels per hour. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014. Work on the 900,000 barrel expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014.

We have a substantial presence in Florida, which has significant demand for refined petroleum products, and is not currently served by any local refinery or interstate refined product pipeline.  Eight of our terminals serve our customers’ operations in metropolitan areas in Florida, which we believe to be an attractive area for the following reasons:

•Refined products are largely distributed in Florida through terminals with waterborne access, such as our terminals, because Florida has no refineries or interstate refined product pipelines.

•The Florida market is attractive to physical commodity traders because they can originate product supplies from multiple locations, both domestically and overseas, and transport the product to the terminal by vessel.

•The ports served by our terminals are among the busiest cruise ship ports in the United States, with year‑round demand.

Through NGL Energy Partners LP our general partner has access to a knowledgeable management team with significant experience in the energy industry.  The members of our general partner’s management team have established long‑standing relationships within the energy industry and significant experience with regard to the implementation of operating and growth strategies in many facets of the energy industry, including:

•crude oil marketing and transportation;

•renewable fuels, including ethanol, marketing and transportation;

•natural gas and natural gas liquid gathering, processing, transportation and marketing;

•propane storage, transportation and marketing; and

•refined product storage, transportation and marketing.

Competition

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Buckeye Partners, L.P., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Corporation, HollyFrontier Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc.,  Magellan Midstream Partners, L.P., Marathon Petroleum Corporation and its affiliate MPLX LP, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Phillips 66 and its affiliate Phillips 66 Partners LP, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

•price competition from terminal and transportation companies, some of which are substantially larger than we are and have greater financial resources, and control substantially greater storage capacity, than we do;

•the perception that another company can provide better service; and

•the availability of alternative supply points, or supply points located closer to our customers’ operations.

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

Significant Customer Relationships

We have several significant customer relationships from which we expect to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
NGL Energy Partners LP	Southeast facilities
Morgan Stanley Capital Group	Southeast and Midwest facilities
United States Government	Southeast and Gulf Coast facilities
RaceTrac Petroleum Inc.	Gulf Coast facilities
Marathon Petroleum Company LLC	Gulf Coast facilities
Glencore Ltd.	Gulf Coast facilities
World Fuel Services Corporation	Gulf Coast facilities
Shell Oil Products U.S.	Gulf Coast and Midwest facilities
Magellan Pipeline Company, L.P.	Midwest facilities
P.M.I. Trading Ltd.	Brownsville facilities
Nieto Trading, B.V.	Brownsville facilities
Valero Marketing and Supply Company	River facilities

Our Relationship with TransMontaigne LLC and NGL Energy Partners LP

General.    We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne LLC, a distribution and marketing company that markets refined petroleum products to wholesalers, distributors and industrial and commercial end users throughout the United States, primarily in the Gulf Coast, Northeast, Southeast and Midwest regions. As of December 31, 2014, TransMontaigne LLC and its subsidiaries owned two railcar facilities; a hydrant system in Port Everglades; and its distribution and marketing business. TransMontaigne LLC’s marketing operations generally consist of the distribution and marketing of refined products through contract and rack spot sales in the physical markets.

At December 31,  2014,  NGL owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, NGL is the indirect owner of our general partner. At December 31, 2014, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 20% limited partner interest, a 2% general partner interest and the incentive distribution rights.

NGL is a Delaware limited partnership that is controlled by its general partner, NGL Energy Holdings LLC. NGL’s operations include a crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a crude oil pipeline. NGL’s crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.  NGL has a water solutions segment, the assets of which include water treatment and disposal facilities. NGL’s water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, and from the sale of recycled water and recovered hydrocarbons. NGL has a liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its more than 20 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. NGL’s liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets. NGL’s retail propane segment sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in 25 states. Finally, NGL’s refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations, includes NGL’s investment in us.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc., a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. The sale resulted in a change in control of Partners, but did not result in a deemed termination of Partners for tax purposes.  In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage. All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

Omnibus Agreement.  We have an omnibus agreement with TransMontaigne LLC that will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay TransMontaigne LLC an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2014, 2013 and 2012, the administrative fee paid to TransMontaigne LLC was approximately $11.1 million, $11.0 million and $10.8 million, respectively. If we acquire or construct additional facilities, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne LLC to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne LLC.

The omnibus agreement further provides that we pay TransMontaigne LLC an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the years ended December 31, 2014, 2013 and 2012, the insurance reimbursement paid to TransMontaigne LLC was approximately $3.7 million, $3.8 million and $3.6 million, respectively. We also reimburse TransMontaigne LLC for direct operating costs and expenses that TransMontaigne LLC incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of employee benefits, including 401(k) and health insurance benefits.

We also agreed to reimburse TransMontaigne LLC and its affiliates for a portion of the incentive payment grants to key employees of NGL and its affiliates under the TransMontaigne Services LLC savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the years ended December 31, 2014, 2013 and 2012, we reimbursed TransMontaigne LLC and its affiliates approximately $1.5 million, $1.3 million and $1.3 million, respectively.

The omnibus agreement also provides TransMontaigne LLC a right of first refusal to purchase our assets, subject to certain exceptions discussed below and provided that TransMontaigne LLC agrees to pay no less than 105% of the purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne LLC.

TransMontaigne LLC will then have the sole and exclusive option, for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price on the terms specified in the notice. Subject to certain exceptions discussed below, TransMontaigne LLC also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne LLC agrees to pay no less than 105% of the fees offered by the third party customer.  The above rights of first refusal do not apply to any storage capacity or terminaling assets for which TransMontaigne LLC, or an affiliate of TransMontaigne LLC, has, subsequent to July 2013, elected to terminate (or not renew upon expiration) its existing terminaling services agreement relating thereto.

Secondment Agreement.  On December 30, 2014, we entered into a secondment agreement with TransMontaigne Services LLC and TransMontaigne GP L.L.C. Under the secondment agreement, TransMontaigne Services LLC agrees to second to Partners certain personnel to provide the on-site operational, maintenance and administrative services necessary to operate, manage and maintain the operations and assets of the Partnership in connection with its obligations under our omnibus agreement with TransMontaigne LLC.  The seconded personnel work under the direction, supervision and control of the Partnership.  Partners is obligated to reimburse TransMontaigne LLC for the seconded personnel pursuant to the terms of the omnibus agreement.

Significant Terminaling Services Agreements

Southeast Terminaling Services Agreement—NGL.  In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis, Mississippi tankage. The Southeast terminaling services agreement with NGL will continue in effect unless and until NGL provides us at least 24 months’ prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months’ prior notice to NGL.

Southeast Terminaling Services Agreement—Morgan Stanley Capital Group.  In connection with the NGL Acquisition, the Southeast terminaling services agreement provisions pertaining to the Collins/Purvis, Mississippi tankage remained with Morgan Stanley Capital Group.  Morgan Stanley Capital Group had previously provided us 24 months’ prior notice that it would terminate its obligations under the Southeast terminaling services agreement relating to our Collins/Purvis terminal effective December 31, 2015, which encompasses approximately 2.7 million barrels of light refined product storage capacity. This termination notice does not encompass the Collins/Purvis additional light oil tankage, which is part of a separate terminaling services agreement.  We expect to re-contract the upcoming available space at Collins/Purvis prior to December 31, 2015 and at rates that are in excess of the current rates charged to Morgan Stanley Capital Group.

Collins/Purvis Additional Light Oil Tankage—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group at our Collins/Purvis, Mississippi terminal for approximately 0.7 million barrels of additional light refined product storage capacity.  The agreement expires on June 30, 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months’ prior notice of its intent to terminate the agreement.

Midwest Terminaling Services Agreement—Morgan Stanley Capital Group.    We have a terminaling services agreement with Morgan Stanley Capital Group at our Cushing, Oklahoma terminal for approximately 1.0 million barrels of crude oil storage capacity.  The agreement expires on July 31, 2019, subject to a five‑year automatic renewal unless terminated by Morgan Stanley Capital Group upon 180 days’ prior notice.

Southeast Terminaling Services Agreement—United States Government.  We have a terminaling services agreement with the United States government at our Selma, North Carolina terminal for approximately 0.3 million barrels of light refined product storage capacity.  The agreement expires on April 30, 2017, with the United States government having the option to extend the agreement for two additional five‑year increments.

Gulf Coast Terminaling Services Agreement—United States Government.    We have a terminaling services

agreement with the United States government at our Port Everglades North, Florida terminal for approximately 0.1 million barrels of light refined product storage capacity. The agreement expires on May 31, 2015.

Gulf Coast Terminaling Services Agreement—RaceTrac Petroleum Inc.    We have terminaling services agreements with RaceTrac Petroleum Inc. at our Tampa, Cape Canaveral, Port Manatee and Port Everglades South, Florida terminals for approximately 2.2 million barrels of light refined product storage capacity.  The agreements expire at various points in time between September 16, 2018 and September 15, 2019.  The tankage at Port Manatee is currently not available to RaceTrac Petroleum Inc. until the fall of 2015, upon the completion of certain enhancements by us at this terminal.

Gulf Coast Terminaling Services Agreement—Marathon Petroleum Company LLC.    We have a terminaling services agreement with Marathon Petroleum Company LLC at our Cape Canaveral, Jacksonville, Port Manatee and Port Everglades North, Florida terminals for approximately 1.0 million barrels of asphalt storage capacity.  The agreement expires on April 30, 2016.

Gulf Coast Terminaling Services Agreement—Glencore Ltd.    We have a terminaling services agreement with Glencore Ltd. at our Port Everglades North and Fisher Island, Florida terminals for approximately 1.4 million barrels of bunker fuel storage capacity.  The agreement expires on May 31, 2016, with Glencore Ltd. having the option to extend the agreement for an additional three years.

Gulf Coast Terminaling Services Agreement—World Fuel Services Corporation.    We have terminaling services agreements with World Fuel Services Corporation at our Cape Canaveral, Florida terminal for approximately 0.1 million barrels of bunker fuel storage capacity and at our Port Everglades North, Florida terminal for approximately 0.4 million barrels of light refined product storage capacity.  The bunker fuel storage agreement expires on December 22, 2017. The light refined product storage agreement is for a three year term commencing in the second quarter of 2015, with the option to extend for one year renewals unless terminated by either party upon 180 days’ prior notice.

Gulf Coast Terminaling Services Agreement—Shell Oil Products U.S.    We have a terminaling services agreement with Shell Oil Products U.S. at our Pensacola, Florida terminal for approximately 0.2 million barrels of light refined product storage capacity.  The agreement expires on February 1, 2016.

Midwest Terminaling Services Agreement—Shell Oil Products U.S.    We have a terminaling services agreement with Shell Oil Products U.S. at our Oklahoma City, Oklahoma terminal for approximately 0.2 million barrels of light refined product storage capacity.  The agreement expires on January 31, 2016.

Midwest Capacity Agreement—Magellan Pipeline Company, L.P.    We have a capacity agreement with Magellan Pipeline Company, L.P. covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon, Missouri to Rogers, Arkansas.  The agreement expires on February 28, 2024.

Brownsville Terminaling Services Agreement—P.M.I. Trading Ltd.    We have terminaling services agreements with P.M.I. Trading Ltd. at our Brownsville, Texas terminal for approximately 0.3 million barrels of heavy refined product storage capacity.  The agreements expire at various points in time between August 31, 2015 and February 6, 2016.

Brownsville Terminaling Services Agreement—Nieto Trading, B.V.    We have a terminaling and transportation services agreement with Neito Trading, B.V. for approximately 33,000 barrels of LPG storage capacity at our Brownsville, Texas terminal and the use of our Ella-Brownsville and Diamondback pipelines. The agreement expires on September 30, 2017.

River Terminaling Services Agreement—Valero Marketing and Supply Company.    We have a terminaling services agreement with Valero Marketing and Supply Company at six of our River terminals for approximately 0.6 million barrels of light refined product storage capacity.  The agreement expires on March 31, 2016.

Other Terminaling Services Agreements.  We have additional terminaling services agreements with other customers at our terminal facilities for throughput and storage of refined products, crude oil and other products. These agreements include various minimum throughput commitments, storage commitments and other terms, including duration, which we negotiate on a case‑by‑case basis.

Operations and Reimbursement Agreement—Frontera

Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue of approximately $4.0 million, $3.7 million and $3.4 million, respectively, related to this operations and reimbursement agreement.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak‑detection capabilities, sound automatic alarms if operational conditions outside of pre‑established parameters occur, and provide for remote‑controlled shutdown of pump stations on the pipeline. Pump stations and meter‑measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins, Mississippi facility contains full back‑up/redundant disaster recovery systems covering all of our SCADA systems.

Safety and Maintenance

We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion‑ inhibiting systems.

We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67‑mile Razorback pipeline; a 37‑mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis terminal facilities; a one‑mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18‑mile, bi‑directional refined petroleum liquids pipeline in Texas, known as the “MB pipeline,” that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT‑regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

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

We also are subject to PHMSA regulation for High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigative measures exist. Through this program, we evaluated a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments.

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

We also are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right‑to‑know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. We believe that we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

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

Environmental Matters

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of refined product terminals and pipelines, we must comply with these laws and regulations at federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

•requiring capital expenditures to comply with environmental control requirements; and

•enjoining the operations of facilities deemed in non‑compliance with permits issued pursuant to such environmental laws and regulations.

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

Water.  The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of pollutants, including oil and its derivatives into navigable waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the regulations issued by the EPA or the state. We are subject to various types of storm water discharge requirements at our terminals. The EPA and a number of states have adopted regulations that require us to obtain permits to discharge storm water run‑off from our facilities. Such permits may require us to monitor and sample the effluent from our operations. The cost involved in obtaining and renewing these storm water permits is not material. We believe that we are in substantial compliance with effluent limitations at our facilities and with the CWA generally.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. The CAA requires most industrial operations in the United States to incur expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions and obtain and strictly comply with air permits containing requirements.

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

Moreover, any of our facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non‑attainment areas face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. We believe that we are in substantial compliance with existing standards and regulations pursuant to the CAA and similar state and local laws, and we do not anticipate that implementation of additional regulations will have a material adverse effect on us.

Congress and numerous states are currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future legislation that may be enacted to address greenhouse gas emissions would impact our operations. We believe we are in compliance with existing federal and state greenhouse gas reporting regulations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Site Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, also known as the “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our operations we will generate wastes or handle substances that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources and for the costs of certain health studies. We believe that we are in substantial compliance with the existing requirements of CERCLA.

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

Under an indemnification agreement, which contains the indemnification terms previously set forth in the omnibus agreement, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005. TransMontaigne LLC estimates that the total cost for remediating the contamination at the Florida terminals will be between approximately $3.3 million and approximately $7.3 million. TransMontaigne LLC’s activities are being administered in part by the Florida Department of Environmental Protection under state administered programs that encourage and help to fund all or a portion of the cleanup of contaminated sites. Under these programs, TransMontaigne LLC has received, and believes that it is eligible to continue to receive, state reimbursement of a significant portion of the costs associated with the remediation of the Florida terminals. As such, TransMontaigne LLC believes that its share of the total remediation liability, net of probable reimbursements, will be between approximately $0.4 million and approximately $2.8 million.

Under the purchase agreement for the Brownsville, Texas and River facilities, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and TransMontaigne LLC’s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006. TransMontaigne LLC believes that its total remediation liability, net of probable reimbursements, for the Brownsville and River facilities will be between approximately $0.2 million and approximately $0.8 million.

Under the purchase agreement for the Southeast facilities, TransMontaigne LLC has agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and TransMontaigne LLC’s indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007. TransMontaigne LLC believes its total remediation liability for the Southeast facilities will be between approximately $1.3 million and approximately $2.2 million.

Under the purchase agreement for the Pensacola, Florida terminal, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne LLC’s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

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

We share insurance policies, including our general liability and pollution policies, with TransMontaigne LLC. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either of TransMontaigne LLC or us are applied against the caps. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne LLC against the policy cap.

Tariff Regulation

The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas, the Diamondback pipeline, which runs between Brownsville, Texas and the United States‑ Mexico border, and the Ella‑Brownsville pipeline, which runs from two points of origin in Texas to our Brownsville terminal, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback, Diamondback and Ella‑Brownsville pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI‑FG), plus a 1.3 percent adjustment for the period July 1, 2006 through June 30, 2011, and a 2.65 percent adjustment for the five‑year period beginning July 1, 2011. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost‑of‑service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.

The FERC generally has not investigated interstate oil pipeline rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates. If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be reduced. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing, or actual agreements between shippers and us, we do not believe that FERC’s regulations governing oil pipeline ratemaking would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to effectively prevent a pipeline company’s ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which vacated the portion of the FERC’s decision applying the Lakehead policy, under which the FERC allowed a regulated entity organized as a master limited partnership to include in its cost‑of‑service an income tax allowance to the extent that entity’s unitholders were corporations subject to income tax. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost‑of‑service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass‑through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. The FERC’s new policy was subsequently challenged before the D.C. Circuit and on May 29, 2007, the D.C. Circuit denied the petitions for review with respect to the income tax allowance issues. As the FERC continues to apply this policy in individual cases, the ultimate impact remains uncertain. If the FERC were to act to substantially reduce or eliminate the right of a master limited partnership to include in its cost‑of‑service an income tax allowance to reflect actual or potential income tax liability on public utility income, it may affect the Razorback, Ella‑Brownsville and Diamondback pipelines’ ability to justify their rates if challenged in a protest or complaint.

In addition to being regulated by the FERC, we are required to maintain a Presidential Permit from the United States Department of State to operate and maintain the Diamondback pipeline, because the pipeline transports petroleum products across the international boundary line between the United States and Mexico. The Department of State’s regulations do not affect our rates but do require the agency’s approval for the international crossing. We do not believe that these regulations would have any negative material monetary impact on us unless the regulations were substantially modified, which we believe to be an unlikely scenario.

Title to Properties

The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights‑of‑way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by affiliates of TransMontaigne LLC and by third parties. In many instances, lands over which rights‑of‑way have been obtained are subject to prior liens that have not been subordinated to the right‑of‑way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights‑of‑way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee.

Some of the leases, easements, rights‑of‑way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third‑ party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this annual report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

Our general partner believes that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government‑initiated action to cleanup environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of our acquisition, our general partner believes that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne LLC which is a wholly owned subsidiary of NGL.  Prior to January 1, 2015, TransMontaigne Services LLC, a wholly owned subsidiary of TransMontaigne LLC, employed the personal who provide support to TransMontaigne LLC’s operations, as well as our operations.  As of January 1, 2015 TransMontaigne Services LLC had approximately 510 employees, of whom 335 provided services directly to us.  Effective January 1, 2015, all the employees of TransMontaigne Services LLC became employees of NGL Energy Operating, LLC (“NGL Energy Operating”). As of February 27, 2015, none of NGL Energy Operating’s employees who provide services directly to us were covered by a collective bargaining agreement. NGL Energy Operating considers its relations with such employees to be good.

On December 30, 2014, we entered into a secondment agreement with TransMontaigne Services LLC and TransMontaigne GP L.L.C.  Under the secondment agreement, TransMontaigne Services LLC agrees to second, or cause NGL Energy Operating to second, to Partners certain personnel to provide the on-site operational, maintenance and administrative services necessary to operate, manage and maintain the operations and assets of the Partnership in connection with its obligations under our omnibus agreement with TransMontaigne LLC.  The seconded personnel work under the direction, supervision and control of the Partnership.  Partners is obligated to reimburse TransMontaigne LLC for the seconded personnel pursuant to the terms of the omnibus agreement.

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

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•the level of consumption of products in the markets in which we operate;

•the prices we obtain for our services;

•the level of our operating costs and expenses, including payments to our general partner; and

•prevailing economic conditions.

Additionally, the actual amount of cash we have available for distribution to our unitholders depends on other factors such as:

•the level of capital expenditures we make;

•the restrictions contained in our debt instruments and our debt service requirements;

•fluctuations in our working capital needs; and

•the amount, if any, of reserves, including reserves for future capital expenditures and other matters, established by our general partner in its discretion.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on profitability, which will be affected by non‑cash items. As a result, we may make cash distributions to our unitholders during periods when we incur net losses and may not make cash distributions to our unitholders during periods when we generate net earnings. We may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally on cash generated by our operations and borrowings under our amended and restated senior secured credit facility. As a result, we may not be able to maintain or grow our quarterly distribution to our unitholders.

We depend upon a relatively small number of customers for a substantial majority of our revenue. A substantial reduction of revenue from one or more of these customers would have a material adverse effect on our financial condition and results of operations.

We expect to derive a substantial majority of our revenue from a small number of significant customers for the foreseeable future. Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’

ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

The omnibus agreement expires on the earlier to occur of TransMontaigne LLC ceasing to control our general partner or following at least 24 months’ prior written notice to the other parties.

We cannot predict whether an acquirer of TransMontaigne LLC or our general partner will seek to terminate, amend or modify the terms of the omnibus agreement, which may be terminated following at least 24 months’ prior written notice. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee, or if we must incur substantial costs to replicate the services currently provided by TransMontaigne LLC and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

We are exposed to the credit risks of NGL Energy Partners LP (“NGL”) and our other significant customers which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

Because of NGL’s ownership interest in and control of us, the strong operational links between NGL and us and our reliance on NGL for a majority of our revenue, if one or more credit rating agencies were to view unfavorably the credit quality of NGL, we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our ability to grow our business.

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

Our agreements with several of our significant customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer’s obligations would be temporarily suspended with respect to that facility. Force majeure events include, but are not limited to, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, acts of nature, including fires, storms, floods, hurricanes, explosions and mechanical or physical failures of our equipment or facilities or those of third parties. In the event of a force majeure, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be materially adversely affected.

A material portion of our operations are conducted through joint ventures, over which we do not maintain full control and which have unique risks.

A material portion of our operations are conducted through joint ventures. We are entitled to appoint a member to the BOSTCO board of managers and maintain certain rights of approval over significant changes to, or expansion of, BOSTCO’s business, however Kinder Morgan serves as the operator of BOSTCO and is responsible for its day-to-day operations.   Although we serve as the operator of Frontera, there are restrictions and limitations on our authority to take certain material actions absent the consent of our joint venture partner. With respect to our existing joint ventures, we share ownership with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

•price competition from terminal and transportation companies, some of which are substantially larger than us and have greater financial resources and control substantially greater product storage capacity, than we do;

•the perception that another company may provide better service; and

•the availability of alternative supply points or supply points located closer to our customers’ operations.

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

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $400 million. At December 31, 2014, our outstanding borrowings were $252 million. At December 31, 2014, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $15 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

Moreover, our long term business strategies include acquiring additional energy‑related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity or debt financings. Any equity or debt financing, if available at all, may not be on terms that are favorable to us.

Limitations on our access to capital, including on our ability to issue additional debt and equity, could result from events or causes beyond our control, and could include, among other factors, significant increases in interest rates, increases in the risk premium required by investors, generally or for investments in energy‑related companies or master limited partnerships, decreases in the availability of credit or the tightening of terms required by lenders. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our creditworthiness. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

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

In addition, we may be unable to make attractive acquisitions for any of the additional following reasons, among others:

•because we are outbid by competitors, some of which are substantially larger than us and have greater financial resources and lower costs of capital than we do;

•because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, or acceptable terminaling services contracts with them or another customer; or

•because we are unable to raise financing for such acquisitions on economically acceptable terms.

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

Any acquisition involves potential risks, including risks that we may:

•fail to realize anticipated benefits, such as cost‑savings or cash flow enhancements;

•decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•encounter difficulties operating in new geographic areas or new lines of business;

•incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;

•be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•less effectively manage our historical assets because of the diversion of management’s attention; or

•incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

If any acquisitions we ultimately consummate result in one or more of these outcomes, our financial condition and results of operations may be adversely affected.

A significant decrease in demand for refined products due to alternative fuel sources, new technologies or adverse economic conditions may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

Market uncertainties, adverse economic conditions or lack of consumer confidence resulting in lower consumer spending on gasolines, distillates and travel, and high prices of refined products may cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the volatility in the price of refined products may render our customers’ hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

Additional factors that could lead to a decrease in market demand for refined products include:

•an increase in the market price of crude oil that leads to higher refined product prices;

•higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;

•a shift by consumers to more fuel‑efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise; or

•an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery‑powered engines.

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

Our level of debt could have important consequences to us. For example our level of debt could:

•impair our ability to obtain additional financing, if necessary, for distributions to unitholders, working capital, capital expenditures, acquisitions or other purposes;

•require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally;

•impair our ability to make quarterly distributions to our unitholders; and

•limit our flexibility in responding to changing business and economic conditions.

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

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those prevalent during the recent recessionary period, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long‑term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

•leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•extreme weather conditions, such as hurricanes, tropical storms, and rough seas, which are common along the Gulf Coast;

•explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors; and

•acts of terrorism or vandalism.

If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third‑party costs and liabilities, including those relating to claims for damages to property and persons and governmental claims for natural resource damages or fines or penalties for related violations of environmental laws or regulations. We are not fully insured against all risks to our business and if losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our operations. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

A potential acquisition by NGL of Partners creates uncertainty that could adversely affect our ability to secure new customers or increase or extend agreements with existing customers that are important to our operations and to attract and retain qualified personnel, any of which could materially and adversely affect our business or results of operations.

While the conflicts committee and NGL were not able to reach an agreement as a result of NGL’s July 10, 2014 proposal to acquire Partners, NGL may at any time reinitiate efforts to pursue a combination transaction with us.  The uncertainty surrounding whether or when such a transaction with NGL will occur may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether we will be acquired before committing to new, extended or expanded customer relationships with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, which could materially and adversely affect our revenues and results of operations in future periods.

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

Our amended and restated senior secured credit facility matures in July 2018. At December 31, 2014, we had outstanding borrowings of $252 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

We share insurance policies, including our general liability and pollution policies, with TransMontaigne LLC. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either of TransMontaigne LLC or us are applied against the caps. In the event we reach the cap, we would seek to acquire additional insurance in the marketplace; however, we can provide no assurance that such insurance would be available or if available, at a reasonable cost. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne LLC against the policy cap.

Cyber attacks that circumvent our security measures and other breaches of our information security measures could disrupt our operations and result in increased costs.

We utilize information technology systems to operate our assets and manage our businesses. A cyber attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Additionally, we rely on third‑party systems that could also be subject to cyber attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third‑party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of the employees of NGL Energy Operating, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, or could disrupt our operations, any of which could adversely affect our results of operations, financial position or cash flows.

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

Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from more strict pollution control requirements or liabilities resulting from non‑compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. Furthermore, our failure to comply with environmental or safety related laws and regulations also could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.

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

The long‑term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

Many of our storage tanks and portions of our pipeline system have been in service for several decades that could result in increased maintenance or remediation expenditures, which could adversely affect our results of operations and our ability to pay cash distributions.

Our pipeline and storage assets are generally long‑lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our results of operations, financial position and cash flows, as well as our ability to pay cash distributions.

Climate change legislation or regulations restricting emissions of “greenhouse gases” or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the refined petroleum products that we transport, store or otherwise handle in connection with our business.

New environmental laws and regulations, including new federal or state regulations relating to alternative energy sources and the risk of global climate change, increased governmental enforcement or other developments could increase our costs in complying with environmental and safety regulations and require us to make additional unforeseen expenditures. On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the Federal Clean Air Act. Moreover, more than one‑third of the states, either individually or through multi‑state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases.

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

In addition, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Risks Inherent in an Investment in Us

TransMontaigne LLC controls our general partner, which has sole responsibility for conducting our business and managing our operations. TransMontaigne LLC and NGL have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment.

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is an indirect wholly owned subsidiary of TransMontaigne LLC.  Likewise, TransMontaigne Services LLC is an indirect wholly owned subsidiary of TransMontaigne LLC and is responsible under our omnibus agreement with TransMontaigne LLC for providing the personnel who provide support to TransMontaigne LLC’s operations, as well as our operations.  TransMontaigne LLC, in turn, is wholly owned by NGL.  NGL Energy Operating, a wholly owned subsidiary of NGL, employs all of the employees who satisfy TransMontaigne LLC’s obligations under our omnibus agreement. NGL’s business includes, among other things, crude oil logistics services, oil field services, propane and natural gas liquids trading and distribution. Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because our general partner and its affiliates own units representing approximately 20% of our aggregate outstanding common units. The vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

Additionally, any or all of the provisions of our omnibus agreement with TransMontaigne LLC, other than the indemnification provisions, will be terminable by TransMontaigne LLC at its option if our general partner is removed without cause and common units held by our general partner and its affiliates are not voted in favor of that removal. Cause is narrowly defined in the omnibus agreement to mean that a court of competent jurisdiction has entered a final, non‑appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

All of the executive officers of our general partner are employees of NGL Energy Operating and four of our general partner’s directors are affiliated with NGL. Therefore, conflicts of interest may arise between NGL and its affiliates and subsidiaries, including TransMontaigne LLC, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

The following are potential conflicts of interest:

•TransMontaigne LLC and NGL, as users of our pipeline and terminals, have economic incentives not to cause us to seek higher tariffs or higher terminaling service fees, even if such higher rates or terminaling services fees would reflect rates that could be obtained in arm’s‑length, third‑party transactions.

•NGL, TransMontaigne LLC and their affiliates may engage in competition with us under certain circumstances.

•Neither our partnership agreement nor any other agreement requires TransMontaigne LLC or NGL to pursue a business strategy that favors us. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. TransMontaigne LLC’s and NGL’s respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests or the interests of our other customers.

•Our general partner is allowed to take into account the interests of parties other than us, such as TransMontaigne LLC and NGL, in resolving conflicts of interest. Specifically, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.

•Officers of NGL and TransMontaigne LLC who provide services to us also devote significant time to the businesses of NGL and TransMontaigne LLC, and are compensated by NGL for the services rendered to them.

•Our general partner has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. Our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed that its decision was in the best interests of our partnership.

•Our general partner determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders.

•Our general partner determines the amount and timing of any capital expenditures by our partnership and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. That determination can affect the amount of cash that is distributed to our unitholders.

•Our partnership agreement permits us to treat a distribution of a certain amount of cash from non‑operating sources such as asset sales, issuances of securities and long‑term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such a  fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per‑unit distribution amount as the distribution paid in the immediately preceding quarter. As of December 31, 2014, that amount was $50.5 million, $16.0 million of which would go to NGL, TransMontaigne LLC affiliates and our general partner in the form of distributions on their common units, general partner interest and incentive distribution rights.

•Our general partner determines which out‑of‑pocket costs incurred by TransMontaigne LLC are reimbursable by us.

•Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•Our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

•Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the terminaling services agreements with NGL.

•Our general partner decides whether to retain separate counsel, accountants, or others to perform services on our behalf.

The control of our general partner may be transferred to a third party without the consent of our general partner, Partners or our unitholders.

Our general partner may transfer its general partner interest in TransMontaigne Partners L.P. to a third party in a merger, a sale of all or substantially all of the general partner's assets, or other transaction without the consent of the general partner on behalf of Partners. Furthermore, our partnership agreement does not restrict the ability of TransMontaigne Services LLC, the sole member of our general partner, from transferring its respective limited liability company interest in our general partner to a third party. The new owner of TransMontaigne LLC, or new members of our general partner, as applicable, could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers. In that event, neither TransMontaigne LLC nor our general partner would be able to take steps to protect the interests of Partners.

Cost reimbursements, which will be determined by our general partner, and fees due our general partner and its affiliates for services provided are and will continue to be substantial and will reduce our cash available for distribution to unitholders.

Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2014, we paid TransMontaigne LLC and its affiliates an administrative fee of approximately $11.1 million, an additional insurance reimbursement of approximately $3.7 million and $1.5 million as partial reimbursement for grants to key employees of TransMontaigne Services LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities to be managed and operated by TransMontaigne LLC. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on‑site at our terminals and pipelines. Our general partner will determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

The omnibus agreement will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC, following at least 24 months’ prior written notice to the other parties. We cannot predict whether TransMontaigne LLC or our general partner will seek to terminate, amend or modify the terms of the omnibus agreement. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by TransMontaigne LLC and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. At February 27,  2015, affiliates of our general partner own approximately 20% of our aggregate outstanding common units representing limited partner interests.

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

The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that our unitholders as a group took any action pursuant to our partnership agreement that constituted participation in the “control” of our business, then the unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner. Under applicable state law, our general partner has unlimited liability for our obligations, including our debts and environmental liabilities, if any, except for our contractual obligations that are expressly made without recourse to the general partner.

In addition, Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances a unitholder may be liable to us for the amount of distributions paid to the unitholder for a period of three years from the date of the distribution.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity‑level taxation by states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to a material amount of entity‑level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after‑tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

A publicly‑traded partnership may be treated as a corporation for federal income tax purposes unless its gross income from its business activities satisfies a “qualifying income” requirement under U.S. tax code. Based upon our current operations, we believe that we qualify to be treated as a partnership for federal income tax purposes under these requirements. While we intend to continue to meet this gross income requirement, we may not find it possible to meet, or may inadvertently fail to meet, these requirements. If we do not meet these requirements for any taxable year, and the IRS does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. In such a circumstance, distributions to our unitholders would generally be taxed again as corporate distributions (if such distributions were less than our earnings and profits) and no income, gains, losses, deductions or credits would flow through to our unitholders. Imposition of a corporate tax would substantially reduce our cash flows and after‑tax return to our unitholders. This likely would cause a substantial reduction in the value of the common units.

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

In addition, some states have subjected partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation, and other states may follow this trend. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity‑level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2014, we recognized a liability of approximately $0.1 million for the Texas margin tax, which is imposed at a maximum effective rate of 0.7% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

If the sale or exchange of 50% or more of our capital and profit interests occurs within a 12‑month period, we would experience a deemed technical termination of our partnership for federal income tax purposes.

The sale or exchange of 50% or more of the partnership’s units within a 12‑month period would result in a deemed technical termination of our partnership for federal income tax purposes. Such an event would not terminate a unitholder’s interest in the partnership, nor would it terminate the continuing business operations of the partnership. However, it would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income for future tax years. The partnership previously experienced a deemed technical termination for the period ending December 30, 2007, due to a change in our ownership structure effective December 31, 2007.

Pursuant to the NGL Acquisition, on July 1, 2014, Morgan Stanley sold its direct ownership interest in TransMontaigne LLC to NGL.  The disposition of Morgan Stanley’s direct ownership interest in TransMontaigne LLC did not result in a technical termination of TransMontaigne Partners.  However, as a result of certain post transaction restructuring of NGL’s  investment in TransMontaigne LLC, including the conversion of TransMontaigne LLC, TransMontaigne Services LLC and TransMontaigne Product Services LLC from Delaware corporations into Delaware limited liability companies, TransMontaigne Partners did experience a technical termination as of December 30, 2014.  Further, as a result of TransMontaigne Partners’ technical termination, Frontera also experienced a technical termination on December 30, 2014.   Unrelated to TransMontaigne Partners and Frontera’s technical terminations, BOSTCO experienced a technical termination as of November 26, 2014, caused by restructuring of Kinder Morgan Energy Partners, L.P. and its affiliates.  Due to these technical terminations experienced for federal income tax purposes, the Partnership and the Frontera and BOSTCO joint ventures will each realize a deferral of cost recovery deductions that will impact each of our unitholders through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the current and subsequent years.

Prior constraints on our ability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation, which may cause some unitholders to recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

Prior to July 1, 2014, Morgan Stanley indirectly controlled our general partner and was a bank holding company under applicable federal banking law and regulation, which imposed limitations on Morgan Stanley and its affiliates’ ability to conduct certain nonbanking activities.  As a result of such regulation, Morgan Stanley informed us in October 2011 that it was unable, or limited in approving any “significant” acquisition or investment. The practical effect of these limitations significantly constrained our ability to expand our asset base and operations through acquisitions from third parties, limiting additions to our capital assets primarily to additions and improvements that we constructed or added to our existing facilities. While we are no longer under such regulatory constraints following the sale of TransMontaigne LLC from Morgan Stanley to NGL and we now have the ability to grow our asset base, we may not be able to add to our capital asset base quickly enough to avoid our tax depreciation from declining in the future, which could cause some unitholders to recognize higher taxable income. The federal and state tax laws and regulations applicable to an investment in our units are complex and each investor’s tax considerations are likely to be different from those of other investors, so it is impossible to state with certainty the impact of any change on any single investor or group of investors in our units. It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of an investment in our common units. Accordingly, each unitholder or prospective investor in our units is urged to consult with, and depend upon, their tax counsel or other advisor with regard to those matters.

Nevertheless, adverse changes in investors’ perception of the tax characteristics of an investment in our units could adversely affect the market value of our units.

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

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder’s respective share of our taxable income, whether or not such unitholder receives cash distributions from us. In addition, supplemental taxes that apply to net investment income from passive activities and from gains on sales of partnership interests may be required of unitholders. Unitholders may not receive cash distributions from us equal to the unitholder’s respective share of our taxable income or even equal to the actual tax liability that results from the unitholder’s respective share of our taxable income or due to the unitholder’s taxes relating to net investment income.

Tax‑exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in common partnership units by tax‑exempt entities, such as individual retirement accounts, and non‑United States persons raises tax issues unique to them. For example, the partnership’s ordinary income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income, or UBTI, and may be taxable to them. Due to allocations of reportable tax items to unitholders being dependent on the date of each unitholder’s purchase of our common units, we are not able to provide an estimate of a unitholder’s UBTI prior to processing that unitholder’s Schedule K‑1. Because the partnership’s distributions are attributed to income that is effectively connected with a United States trade or business, distributions to non‑United States persons are subject to withholding taxes at the highest applicable effective tax rate set by the federal tax laws in effect at the time of such distributions. Nominees, rather than the partnership, are treated as withholding agents. Non‑United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file returns and pay state and local income tax in some or all of these jurisdictions, and unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders’ responsibility to file all United States federal, state and local tax returns.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we adopt various conventions for administrative purposes (including depreciation and amortization positions) that may not conform in all aspects to existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder’s tax returns.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

TransMontaigne LLC has agreed to indemnify us for any losses we may suffer as a result of legal claims for actions that occurred prior to the closing of our initial public offering on May 27, 2005.

Exxon’s King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  In an effort to increase Nieto’s ability to transport LPG through the Diamondback pipeline during the period that Exxon’s King Ranch plant was not operating and in reliance upon Nieto’s promise to reimburse us for the costs of construction, we constructed a truck unloading facility at our Brownsville terminal for Nieto’s use at a cost of approximately $0.5 million.  Nieto disputes requesting such a facility and has not reimbursed us for it.  Nieto also has claimed that the fire at the Exxon King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us and Nieto’s failure to reimburse us for the costs of the truck unloading facility that we constructed for it, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages in the amount of at least $4.2 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.  The $4.2 million in damages we seek is comprised of approximately $3.7 million in deficiency fees under the terminaling services agreement as of the date of the complaint and approximately $0.5 million that we incurred in constructing the truck unloading facility.  Those numbers will be augmented as the case moves forward to reflect actual deficiency fee damages to date, which increase monthly.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

The common units are listed and traded on the New York Stock Exchange under the symbol “TLP.” On February 27, 2015, there were 26 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2013 through March 31, 2013	$38.25	$50.77
April 1, 2013 through June 30, 2013	$40.42	$50.36
July 1, 2013 through September 30, 2013	$38.70	$45.61
October 1, 2013 through December 31, 2013	$38.93	$44.09
January 1, 2014 through March 31, 2014	$40.69	$44.00
April 1, 2014 through June 30, 2014	$41.93	$50.00
July 1, 2014 through September 30, 2014	$40.00	$44.98
October 1, 2014 through December 31, 2014	$31.00	$41.37

DISTRIBUTIONS OF AVAILABLE CASH

The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2013 through March 31, 2013	$0.640
April 1, 2013 through June 30, 2013	$0.650
July 1, 2013 through September 30, 2013	$0.650
October 1, 2013 through December 31, 2013	$0.650
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665

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

The terms of our credit facility may limit our ability to distribute cash under certain circumstances as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report.

INCENTIVE DISTRIBUTION RIGHTS

Incentive distribution rights are non‑voting limited partner interests that represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

The following table illustrates the percentage allocations of the additional available cash from operating surplus between the unitholders and our general partner up to the various target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total per unit quarterly distribution,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume our general partner has contributed any additional capital to maintain its 2% general partner interest and has not transferred its incentive distribution rights.

r
		Marginal percentage
		interest in
		distributions
	Total per unit		General
	quarterly distribution	Unitholders	partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	up to $0.44	98%	2%
Second target distribution	above $0.44 up to $0.50	85%	15%
Third target distribution	above $0.50 up to $0.60	75%	25%
Thereafter	above $0.60	50%	50%

There is no guarantee that we will be able to pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit facility.

COMMON UNIT PURCHASES FOR THE QUARTER ENDED DECEMBER 31, 2014

Purchases of Securities.  The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended December 31, 2014.

			Total number of	Maximum number
			common units	of common units
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	common units	paid per	announced	the plans or
Period	purchased	common unit	plans or programs	programs
October	667	$41.24	667	3,335
November	667	$37.36	667	2,668
December	667	$36.95	667	2,001
	2,001	$38.52	2,001

During the three months ended December 31, 2014, we purchased 2,001 common units, with $77,079 of aggregate market value, in the open market pursuant to an amended purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services LLC Long‑Term Incentive Plan to independent directors of our general partner. There is no guarantee as to the exact number of common units that will be purchased under the purchase program, and the purchase program may be amended or discontinued at any time. Unless we choose to terminate the purchase program earlier, the purchase program terminates on the earlier to occur of April 1, 2015; our liquidation, dissolution, bankruptcy or insolvency; the public announcement of a tender or exchange offer for the common units; or a merger, acquisition, recapitalization, business combination or other occurrence of a “Change of Control” under the TransMontaigne Services LLC Long‑Term Incentive Plan. The current amended purchase program allows us to purchase in future periods up to 2,001 common units, in the aggregate, through the amended purchase program’s scheduled termination date of April 1, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of TransMontaigne Partners for the periods and as of the dates indicated. The following selected financial data for each of the years in the five‑year period ended December 31, 2014, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years ended December 31,
	2014(1)	2013(1)	2012(1)	2011(2)	2010
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$150,062	$158,886	$156,239	$152,292	$150,899
Direct operating costs and expenses	(66,183)	(69,390)	(65,964)	(64,498)	(64,696)
Direct general and administrative expenses	(3,535)	(3,911)	(4,810)	(4,703)	(3,159)
Allocated general and administrative expenses	(11,127)	(10,963)	(10,780)	(10,466)	(10,311)
Allocated insurance expense	(3,711)	(3,763)	(3,590)	(3,290)	(3,185)
Reimbursement of bonus awards	(1,500)	(1,250)	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(29,522)	(29,568)	(28,260)	(27,654)	(27,869)
Gain (loss) on disposition of assets	—	(1,294)	—	9,576	(765)
Impairment of goodwill	—	—	—	—	(8,465)
Earnings (loss) from unconsolidated affiliates	4,443	(321)	558	113	—
Operating income	38,927	38,426	42,143	50,120	31,199
Other income (expenses):
Interest expense	(5,489)	(2,712)	(2,855)	(2,457)	(3,397)
Amortization of deferred financing costs	(975)	(975)	(767)	(1,055)	(598)
Foreign currency transaction gain (loss)	—	(13)	51	(88)	38
Net earnings	32,463	34,726	38,572	46,520	27,242
Less—earnings allocable to general partner interest including incentive distribution rights	(7,167)	(5,929)	(5,157)	(4,415)	(3,017)
Net earnings allocable to limited partners	$25,296	$28,797	$33,415	$42,105	$24,225
Net earnings per limited partner unit—basic and diluted	$1.57	$1.90	$2.31	$2.92	$1.69
Other Financial Data:
Net cash provided by operating activities	$60,929	$64,235	$64,311	$66,091	$65,336
Net cash used in investing activities	$(50,702)	$(119,958)	$(85,731)	$(18,566)	$(37,508)
Net cash provided by (used in) financing activities	$(10,186)	$52,192	$20,964	$(45,605)	$(29,056)
Cash distributions declared per common unit attributable to the period	$2.655	$2.590	$2.550	$2.480	$2.410
Balance Sheet Data (at period end):
Property, plant and equipment, net	$385,301	$407,045	$427,701	$431,782	$452,402
Investments in unconsolidated affiliates	$249,676	$211,605	$105,164	$25,875	$—
Total assets	$664,057	$648,432	$569,801	$514,104	$514,306
Long-term debt	$252,000	$212,000	$184,000	$120,000	$122,000
Partners’ equity	$391,465	$408,467	$348,737	$351,876	$344,816

(1)

At December 31, 2014, 2013 and 2012, our investments in unconsolidated affiliates include a 42.5% ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility with approximately 7.1 million barrels of storage capacity at a cost of approximately $529 million. BOSTCO is located on the Houston Ship Channel.  The BOSTCO facility began initial commercial operation in the fourth quarter of 2013.  Completion of the 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014. (See Note 8 of Notes to consolidated financial statements).
(2)

The consolidated financial statements, effective April 1, 2011, include the impact of our contribution of approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

We are a refined petroleum products terminaling and pipeline transportation company formed by TransMontaigne LLC. At December 31, 2014, our operations are composed of:

•A 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO. BOSTCO is a new fully subscribed, 7.1 million barrel terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013.  Completion of the full 7.1 million barrels of storage capacity and related infrastructure occurred at the end of the third quarter of 2014;

•Eight refined product terminals located in Florida (“Gulf Coast terminals”), with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to Glencore Ltd., Marathon Petroleum Company LLC, NGL, RaceTrac Petroleum Inc.,  Shell Oil Products U.S., United States government, World Fuel Services Corporation, and other distribution and marketing companies;

•A 67‑mile interstate refined products pipeline, which we refer to as the Razorback pipeline, that transports gasoline and distillates for customers of Magellan Pipeline Company, L.P. from our two refined product terminals, one located in Mount Vernon, Missouri and the other located in Rogers, Arkansas, which we refer to as our Razorback terminals. These terminals have an aggregate active storage capacity of approximately 406,000 barrels and are leased to Magellan Pipeline Company, L.P. under a ten-year capacity agreement;

•One crude oil terminal located in Cushing, Oklahoma, with aggregate active storage capacity of approximately 1.0 million barrels, that provides integrated terminaling services to Morgan Stanley Capital Group;

•One refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 158,000 barrels, that provides integrated terminaling services to Shell Oil Products U.S.;

•One refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 919,000 barrels that provides integrated terminaling services to Nieto Trading, B.V. and PMI Trading Ltd. and other distribution and marketing companies;

•A 16‑mile LPG pipeline, which we refer to as the Diamondback pipeline, that extends from our Brownsville, Texas facility to the U.S. border. At the U.S. border the Diamondback pipeline connects to a pipeline and storage terminal in Matamoros, Mexico, owned by Nieto Trading, B.V.;

•A pipeline leased from the Seadrift Pipeline Corporation, which we refer to as the Ella‑Brownsville pipeline. The pipeline transports LPG from two points of origin to our terminal in Brownsville: from Exxon King Ranch in Kleberg County, Texas 121 miles to Brownsville and an additional 11 miles beginning near the Exxon King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas;

•A 50/50 joint venture with PMI, an indirect subsidiary of PEMEX, for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.5 million barrels that provides services to PMI Trading Ltd. and other distribution and marketing companies;

•Twelve refined product terminals located along the Mississippi and Ohio rivers (“River terminals”) with aggregate active storage capacity of approximately 2.7 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero Marketing and Supply Company and other distribution and marketing companies; and

•Twenty‑two refined product terminals located along the Colonial and Plantation pipelines (“Southeast terminals”) with aggregate active storage capacity of approximately 10 million barrels that provides integrated terminaling services to NGL, Morgan Stanley Capital Group and the United States government.

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

We do not take ownership of or market products that we handle or transport and, therefore, we are not directly exposed to changes in commodity prices, except for the value of product gains and losses arising from certain of our terminaling services agreements with our customers. The volume of product that is handled, transported through or stored in our terminals and pipelines is directly affected by the level of supply and demand in the wholesale markets served by our terminals and pipelines. Overall supply of refined products in the wholesale markets is influenced by the products’ absolute prices, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the markets’ perception of future product prices. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. The demand for marine fuels typically peaks in the winter months due to the increase in the number of cruise ships originating from the Florida ports. Despite these seasonalities, the overall impact on the volume of product throughput in our terminals and pipelines is not material.

We are controlled by our general partner, TransMontaigne GP L.L.C., which is an indirect wholly owned subsidiary of TransMontaigne LLC.

A significant amount of our business is devoted to providing terminaling services to NGL and TransMontaigne LLC, which currently rely on us to provide substantially all the integrated terminaling services they require to support their refined products operations along the Gulf Coast and along the Colonial and Plantation pipelines. TransMontaigne LLC, a wholly owned subsidiary of NGL,  was formed in 1995 as a terminaling, distribution and marketing company that distributes and markets refined petroleum products to wholesalers, distributors, marketers and industrial and commercial end users throughout the United States, however currently primarily in the Southeast region.

While our customer base has been diversified over the past year away from affiliates to external, third party customers, affiliates are still our largest customers and our agreements with them provide a substantial amount of our revenue, representing approximately 49%, 66%, and 71%,  of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Our revenue from affiliate customers is primarily earned pursuant to terminaling services agreements.  See Note 2 of Notes to consolidated financial statements in this Form 10‑K for additional descriptions of these agreements.

SIGNIFICANT DEVELOPMENTS

Change in control of the ownership of our general partner.    Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. TransMontaigne LLC is the indirect parent and sole member of TransMontaigne GP, which is our general partner. The sale resulted in a change in control of Partners.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

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

On September 24, 2014, the board of directors of TransMontaigne GP appointed Steven A. Blank and Lawrence C. Ross to serve as directors. Mr. Blank serves as the chair of the Audit Committee and as a member of the Compensation and Conflicts Committees. Based upon his education and employment experience, Mr. Blank qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.  Mr. Ross serves as the chair of the Compensation Committee and as a member of the Audit and Conflicts Committees.  Mr. Blank and Mr. Ross both qualify as independent directors under the applicable listing standards of the New York Stock Exchange.

On October 16, 2014, Charles L. Dunlap notified Partners of his intention to retire from his position as Chief Executive Officer of our general partner and as President, Chief Executive Officer and member of the board of directors of TransMontaigne LLC, and the other subsidiaries of Partners and TransMontaigne LLC, each to be effective November 7, 2014.  As a result of Mr. Dunlap’s resignation, on October 20, 2014, the board of directors of TransMontaigne GP appointed Frederick W. Boutin to serve as Chief Executive Officer of our general partner, effective November 7, 2014. Mr. Boutin was also appointed to serve as the President and Chief Executive Officer of TransMontaigne LLC, effective November 7, 2014.  In connection with Mr. Boutin’s appointment to Chief Executive Officer, on October 20, 2014, the board of directors of TransMontaigne GP appointed Robert T. Fuller to serve as the Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner, effective November 7, 2014. Mr. Fuller was also appointed to serve as the Executive Vice President, Chief Financial Officer and Treasurer of TransMontaigne LLC, effective November 7, 2014.

Commercial activity.    On January 10, 2014, we entered into a ten-year capacity agreement with Magellan Pipeline Company, L.P., effective March 1, 2014, covering 100% of the capacity of our Razorback terminals and the use of our Razorback Pipeline, which runs from Mount Vernon, Missouri to Rogers, Arkansas. The existing agreement for these facilities with Morgan Stanley Capital Group terminated effective February 28, 2014. We expect this new agreement will generate approximately the same total annual revenue as the Morgan Stanley Capital Group agreement.

On February 12, 2014, we entered into a two year terminaling services agreement with Glencore Ltd. for most of the bunker fuel storage capacity at our Port Everglades North, Florida and Fisher Island, Florida terminals. The agreement provides Glencore Ltd. the option to extend for an additional three years. The agreement replaced Morgan Stanley Capital Group as the bunker fuels customer at these two terminals effective June 1, 2014. The remaining Florida bunker fuels agreement with Morgan Stanley Capital Group at our Port Manatee, Florida and Cape Canaveral, Florida terminals terminated on May 31, 2014.

Effective December 23, 2014, we re-contracted the bunker fuel capacity at our Cape Canaveral terminal to World Fuel Services Corporation for a three year term at similar rates to the preceding agreement with Morgan Stanley Capital Group. We are currently in the process of identifying other potential parties to re‑contract available bunker fuel capacity at Fisher Island and Port Manatee, however, at this time we are unsure if we will be successful in our re‑contracting efforts.

Effective September 16, 2014, we amended our long-term terminaling services agreement with RaceTrac Petroleum Inc. to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals located in Florida.  The tankage at Cape Canaveral and Port Everglades South became immediately available to RaceTrac Petroleum Inc. on September 16, 2014.  The tankage at Port Manatee is expected to become available to RaceTrac Petroleum Inc. by the fall of 2015, upon the completion of certain enhancements by us at this facility. We had previously entered into an agreement with RaceTrac Petroleum Inc. that was effective in September of 2013 relating to the use of storage capacity at our Tampa, Florida terminal.  The amended agreement brings the aggregate capacity of our tankage under contract with RaceTrac Petroleum Inc. in Florida to approximately 2.2 million barrels.

The tankage related to this new amendment with RaceTrac Petroleum Inc. was previously used by NGL, which had been assigned from Morgan Stanley Capital Group as part of the NGL Acquisition. Simultaneous with the entry into the RaceTrac Petroleum Inc. agreement, we amended the Florida terminaling services agreement to immediately terminate NGL’s obligations relating to the tank capacity at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  We expect that the amendments to the RaceTrac Petroleum Inc. agreement will generate approximately the same annual revenue as the NGL agreement generated with respect to those tanks.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under its Florida terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal. On November 24, 2014, we re-contracted approximately 0.4 million barrels of this capacity to World Fuel Services Corporation at similar rates charged to NGL. The tankage is expected to become available to World Fuel Services Corporation in the second quarter of 2015, upon the completion of certain enhancements by us at this facility.  We expect to re-contract the  remaining available space at Port Everglades North prior to April 30, 2016 and at rates that are at least similar to the current rates charged to NGL.

Effective October 6, 2014, we re-contracted 119,000 barrels of available capacity at our Louisville and Greater Cincinnati, Kentucky terminals to a third party for a three year term commencing May 1, 2015. The majority of this capacity had been unsubscribed since the beginning of 2012.

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

Credit Facility Amendment.  On February 26, 2015, we amended our credit facility to extend the maturity date to July 31, 2018, increase the maximum borrowing line of credit from $350 million to $400 million, and allow for up to $125 million in additional future “permitted JV investments”, which may include additional investments in BOSTCO.  In addition, the amendment allows for, at our request, the maximum borrowing line of credit to be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

Quarterly distributions.    On January 13, 2014, we announced a distribution of $0.65 per unit for the period from October 1, 2013 through December 31, 2013.  This distribution was paid on February 11, 2014 to unitholders of record on January 31, 2014.  On April 14, 2014, we announced a distribution of $0.66 per unit for the period from January 1, 2014 through March 31, 2014.  This distribution was paid on May 8, 2014 to unitholders of record on April 30, 2014.  On July 16, 2014, we announced a distribution of $0.665 per unit for the period from April 1, 2014 through June 30, 2014. This distribution was paid on August 7, 2014 to unitholders of record on July 31, 2014. On October 13, 2014, we announced a distribution of $0.665 per unit for the period from July 1, 2014 through September 30, 2014. This distribution was paid on November 7, 2014 to unitholders of record on October 31, 2014. On January 8, 2015, we announced a distribution of $0.665 per unit for the period from October 1, 2014 through December 31, 2014. This distribution was paid on February 6, 2015 to unitholders of record on January 30, 2015.

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

Useful Lives of Plant and Equipment.  We calculate depreciation using the straight‑line method, based on estimated useful lives of our assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives that we believe to be reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation. Estimated useful lives are 15 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 25 years for equipment.

Accrued Environmental Obligations.  At December 31, 2014, we have an accrued liability of approximately $1.5 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne LLC have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne LLC, TransMontaigne LLC retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne LLC, up to a maximum liability for these indemnification obligations (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River facilities acquired on December 31, 2006, not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007 and not to exceed $2.5 million for the Pensacola terminal acquired on March 1, 2011).

Goodwill.  Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments. The fair value of each reporting unit is determined on a stand‑alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management exercises judgment in estimating the fair values of the reporting units. The reporting units’ fair values are estimated using a discounted cash flow technique. We believe that our estimates of the future cash flows and related assumptions are consistent with those that would be used by market participants (that is, potential buyers of the reporting units). The cash flows represent our best estimate of the future revenues, expenses and capital expenditures to maintain the facilities associated with each of our reporting units. Estimated cash flows do not include future expenditures to expand the facilities beyond the expenditures necessary to complete expansion projects approved prior to December 31, 2014. The cash flows attributed to our reporting units include only a portion of our historical general and administrative expenses under the assumption that market participants would only include limited amounts of general and administrative expenses in their estimates of future cash flows, since market participants would likely have pre‑existing management and back office capabilities (that is, a market participant synergy). At December 31, 2014 we discounted the estimated net cash flows at an assumed market participant weighted average cost of capital. The aggregate fair value of our reporting units was reconciled to the fair value of our partners’ equity.

At December 31, 2014, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2014 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the year ended December 31, 2014 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

ANALYSIS OF REVENUE

Total Revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Terminaling services fees, net	$111,857	$118,585	$119,465
Pipeline transportation fees	3,314	7,600	5,656
Management fees and reimbursed costs	7,053	6,281	5,806
Other	27,838	26,420	25,312
Revenue	$150,062	$158,886	$156,239

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$55,209	$56,297	$57,752
Midwest terminals and pipeline system	11,813	11,561	10,553
Brownsville terminals	21,439	24,900	18,614
River terminals	9,308	10,955	14,161
Southeast terminals	52,293	55,173	55,159
Revenue	$150,062	$158,886	$156,239

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

	Terminaling Services Fees, Net,
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$43,777	$47,143	$47,692
Midwest terminals and pipeline system	8,164	7,926	5,381
Brownsville terminals	6,280	7,412	6,398
River terminals	8,566	10,093	13,219
Southeast terminals	45,070	46,011	46,775
Terminaling services fees, net	$111,857	$118,585	$119,465

The decrease in terminaling services fees, net at our Gulf Coast terminals for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes a decrease of approximately $4.1 million resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida and Cape Canaveral, Florida terminals effective May 31, 2014 and TransMontaigne LLC terminating its bunker fuels agreement at our Fisher Island, Florida terminal effective December 31, 2013.  Effective December 23, 2014, we were able to re-contract the bunker fuel capacity at our Cape Canaveral terminal to World Fuel Services Corporation for a three year term at similar rates to the preceding agreement with Morgan Stanley Capital Group. We are currently in the process of identifying other potential parties to re‑contract the remaining available bunker capacity at our Gulf Coast terminals.

The decrease in terminaling services fees, net at our Brownsville terminals for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes a decrease of approximately $0.7 million resulting from a November 2013 fire that shut down Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of LPG to Nieto Trading, B.V. who has contracted for the use of our Ella‑Brownsville and Diamondback pipelines and the LPG storage capacity at our Brownsville terminals. The King Ranch plant became operational again in late November 2014. We are currently in a dispute with Nieto Trading, B.V. regarding the fees that were due from them during the period when the King Ranch plant was not operational.

The decrease in terminaling services fees, net at our River terminals for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and for the year ended December 31, 2013 as compared to the year ended December 31, 2012 includes a decrease of approximately $1.1 million and $4.0 million, respectively, resulting from a new terminaling services agreement with Valero Marketing and Supply Company that was effective April 1, 2013. This new terminaling services agreement reduced the third‑party customer’s minimum monthly throughput commitments from approximately 1.1 million barrels to approximately 0.6 million barrels of light refined product storage capacity at certain of our River terminals. Effective October 6, 2014, we were able to re-contract 119,000 of available capacity at our Louisville and Greater Cincinnati, Kentucky terminals to a third party for a three year term commencing May 1, 2015. We are currently in the process of identifying other potential parties to re‑contract the remaining available capacity at our River terminals.

Included in terminaling services fees, net for the years ended December 31, 2014, 2013 and 2012 are fees charged to affiliates of approximately $59.0 million, $83.3 million and $84.1 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Firm commitments:
External customers	$49,024	$31,234	$32,412
Affiliates	58,226	83,328	84,347
Total	107,250	114,562	116,759
Variable:
External customers	3,789	3,969	2,814
Affiliates	818	54	(108)
Total	4,607	4,023	2,706
Terminaling services fees, net	$111,857	$118,585	$119,465

At December 31, 2014, the remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2014 were as follows (in thousands):

At
December 31,
2014
Remaining minimum terms on terminaling services agreements that generated “firm commitments:”
Less than 1 year remaining	$8,540
1 year or more, but less than 3 years remaining	80,655
3 years or more, but less than 5 years remaining	14,313
5 years or more remaining	3,742
Total firm commitments for the year ended December 31, 2014	$107,250

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

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,569	1,361	1,876
Brownsville terminals	1,745	6,239	3,780
River terminals	—	—	—
Southeast terminals	—	—	—
Pipeline transportation fees	$3,314	$7,600	$5,656

The decrease in pipeline transportation fees for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes a decrease of approximately $4.5 million at our Brownsville terminals resulting from a November 2013 fire that shut down Exxon’s King Ranch natural gas processing plant in Kleberg County, Texas. This plant supplies a significant amount of LPG to Nieto Trading, B.V. who has contracted for the use of our Ella‑Brownsville and Diamondback pipelines and the LPG storage capacity at our Brownsville terminals. The King Ranch plant became operational again in late November 2014. We are currently in a dispute with Nieto Trading, B.V. regarding the fees that were due from them during the period when the King Ranch plant was not operational.

Included in pipeline transportation fees for the years ended December 31, 2014, 2013 and 2012 are fees charged to affiliates of approximately $0.2 million, $1.4 million and $5.7 million, respectively.

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

	Management Fees and Reimbursed Costs
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$986	$288	$288
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	6,067	5,993	5,518
River terminals	—	—	—
Southeast terminals	—	—	—
Management fees and reimbursed costs	$7,053	$6,281	$5,806

Included in management fees and reimbursed costs for the years ended December 31, 2014, 2013 and 2012 are fees charged to affiliates of approximately $4.4 million, $3.7 million and $3.4 million, respectively.

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

	Principal Components of Other Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Product gains	$13,102	$14,788	$16,136
Steam heating fees	4,411	4,011	3,473
Product transfer services	1,944	1,511	1,166
Railcar handling	652	648	533
Other	7,729	5,462	4,004
Other revenue	$27,838	$26,420	$25,312

For the years ended December 31, 2014, 2013 and 2012, we sold approximately 140,000, 159,000 and 161,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $106, $117 and $121 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2014 and 2013, we have accrued a liability due to our affiliate customer of approximately $1.8 million and $3.8 million, respectively, representing our rebate liability.

The increase in other, included in other revenue, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes approximately $1.0 million of one-time tank cleaning settlements at our Gulf Coast terminals and approximately $0.9 million of insurance settlements at our Brownsville terminals.

Included in other revenue for the years ended December 31, 2014, 2013 and 2012 are amounts charged to affiliates of approximately $10.6 million, $16.4 million and $17.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$10,446	$8,866	$9,772
Midwest terminals and pipeline system	2,080	2,274	3,296
Brownsville terminals	7,347	5,256	2,918
River terminals	742	862	942
Southeast terminals	7,223	9,162	8,384
Other revenue	$27,838	$26,420	$25,312

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends, repairs and maintenance expenses can vary year-to-year based on the timing of scheduled maintenance and unforeseen circumstances necessitating repairs to our terminals and pipelines. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Wages and employee benefits	$22,967	$24,070	$22,957
Utilities and communication charges	8,075	7,690	6,972
Repairs and maintenance	17,174	20,439	21,440
Office, rentals and property taxes	9,179	9,017	6,669
Vehicles and fuel costs	1,198	1,394	1,306
Environmental compliance costs	2,642	2,705	2,978
Other	4,948	4,075	3,642
Direct operating costs and expenses	$66,183	$69,390	$65,964

The increase in office, rentals and property taxes for the year ended December 31, 2013, as compared to the year ended December 31, 2012, includes an increase in rental expense of approximately $2.1 million at our Brownsville terminals for the Ella‑Brownsville pipeline lease beginning in January 2013.

The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast terminals	$19,426	$20,531	$21,586
Midwest terminals and pipeline system	3,134	2,912	1,976
Brownsville terminals	14,253	15,975	11,584
River terminals	7,976	7,866	9,171
Southeast terminals	21,394	22,106	21,647
Direct operating costs and expenses	$66,183	$69,390	$65,964

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation. The direct general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $3.5 million, $3.9 million and $4.8 million, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $11.1 million, $11.0 million and $10.8 million, respectively.

Allocated insurance expense include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $3.7 million, $3.8 million and $3.6 million, respectively.

The accompanying consolidated financial statements also include amounts paid to TransMontaigne LLC as a partial reimbursement of bonus awards granted by TransMontaigne Services LLC to certain key officers and employees that vest over future service periods. The reimbursements were approximately $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation and amortization expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $29.5 million, $29.6 million and $28.3 million, respectively.

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

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2014 and 2013, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility with approximately 7.1 million barrels of storage capacity at a cost of approximately $529 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013,  with completion of the full 7.1 million barrels of storage capacity and related infrastructure occurring at the end of third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,		December 31,
	2014	2013	2014	2013
BOSTCO	42.5%	42.5%	$225,920	$186,181
Frontera	50%	50%	23,756	25,424
Total investments in unconsolidated affiliates			$249,676	$211,605

At December 31, 2014 and 2013, our investment in BOSTCO includes approximately $7.8 million and $6.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$3,853	$(826)	$—
Frontera	590	505	558
Total earnings (loss) from investments in unconsolidated affiliates	$4,443	$(321)	$558

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$43,635	$108,077	$78,930
Frontera	46	152	1,236
Additional capital investments in unconsolidated affiliates	$43,681	$108,229	$80,166

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$7,749	$—	$—
Frontera	2,304	1,467	1,435
Cash distributions received from unconsolidated affiliates	$10,053	$1,467	$1,435

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

We expect to initially fund our approved investments, approved capital projects and our approved future expansion, development and acquisition opportunities with additional borrowings under our credit facility. After initially funding these expenditures with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

Our capital expenditures for the year ended December 31, 2014 were approximately $7.0 million for terminal and pipeline facilities and assets to support these facilities. In addition, we made cash investments during the year ended December 31, 2014 of approximately $43.7 million in unconsolidated affiliates. At December 31, 2014, the remaining expenditures to complete the approved additional expansion capital projects are estimated to be approximately $15 million.

Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. Concurrent with the Fifth Amendment to the credit facility, effective as of February 26, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $355.2 million at December 31, 2014). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”;  “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2014, our outstanding borrowings under the credit facility were $252 million.

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

					Twelve months
	Three months ended				ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,474	$20,181	$17,847	$18,278	$74,780
Consolidated funded indebtedness					$252,000
Total leverage ratio					3.37	x
Consolidated EBITDA for the interest coverage ratio	$18,474	$20,181	$17,847	$18,278	$74,780
Consolidated interest expense, as stipulated in the credit facility	$953	$1,226	$1,493	$1,817	$5,489
Interest coverage ratio					13.62	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,474	$20,181	$17,847	$18,278	$74,780
Consolidated interest expense	(953)	(1,226)	(1,493)	(1,817)	(5,489)
Amortization of deferred revenue	(740)	(671)	(510)	(516)	(2,437)
Change in operating assets and liabilities	(5,431)	(2,644)	(869)	3,019	(5,925)
Cash flows provided by operating activities	$11,350	$15,640	$14,975	$18,964	$60,929

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

Contractual Obligations and Contingencies.  We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2014 are as follows (in thousands):

	Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter
Additions to property, plant and equipment under contract	$8,613	$—	$—	$—	$—	$—
Operating leases—property and equipment	3,781	3,981	3,003	607	594	3,414
Long-term debt	—	—	—	252,000	—	—
Interest expense on debt(1)	6,804	6,804	6,804	3,952	—	—
Total contractual obligations to be settled in cash	$19,198	$10,785	$9,807	$256,559	$594	$3,414

(1)

Assumes that our outstanding long‑term debt at December 31, 2014 remains outstanding until its maturity date under our credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2014, which is 2.7% per year.

Off‑Balance Sheet Arrangements.    See Notes 2, 8, 10, 11, 12, 14, 15 and 20 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off‑balance sheet arrangements that may affect our results of operations and financial condition. At December 31, 2014 our outstanding letters of credit were $nil.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At December 31, 2014, we had outstanding borrowings of $252 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at December 31, 2014 and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is $2.5 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our affiliate and other marketing and distribution companies on a monthly basis at a sales price based on industry indices. For the years ended December 31, 2014, 2013 and 2012, we sold approximately 140,000, 159,000 and 161,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $106, $117 and $121 per barrel, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of TransMontaigne GP L.L.C. and

The Unitholders of TransMontaigne Partners L.P.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 12, 2015

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,304	$3,263
Trade accounts receivable, net	9,359	6,427
Due from affiliates	1,316	2,257
Other current assets	3,065	3,478
Total current assets	17,044	15,425
Property, plant and equipment, net	385,301	407,045
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	249,676	211,605
Other assets, net	3,551	5,872
	$664,057	$648,432
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,887	$5,717
Accrued liabilities	9,835	16,189
Total current liabilities	16,722	21,906
Other liabilities	3,870	6,059
Long-term debt	252,000	212,000
Total liabilities	272,592	239,965
Commitments and contingencies (Note 15)
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at December 31, 2014 and 2013)	333,619	350,505
General partner interest (2% interest with 329,073 equivalent units outstanding at December 31, 2014 and 2013)	57,846	57,962
Total partners’ equity	391,465	408,467
	$664,057	$648,432

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income

(In thousands, except per unit amounts)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Revenue:
External customers	$75,909	$54,045	$45,749
Affiliates	74,153	104,841	110,490
Total revenue	150,062	158,886	156,239
Operating costs and expenses and other:
Direct operating costs and expenses	(66,183)	(69,390)	(65,964)
Direct general and administrative expenses	(3,535)	(3,911)	(4,810)
Allocated general and administrative expenses	(11,127)	(10,963)	(10,780)
Allocated insurance expense	(3,711)	(3,763)	(3,590)
Reimbursement of bonus awards	(1,500)	(1,250)	(1,250)
Depreciation and amortization	(29,522)	(29,568)	(28,260)
Loss on disposition of assets	—	(1,294)	—
Earnings (loss) from unconsolidated affiliates	4,443	(321)	558
Total operating costs and expenses and other	(111,135)	(120,460)	(114,096)
Operating income	38,927	38,426	42,143
Other income (expenses):
Interest expense	(5,489)	(2,712)	(2,855)
Amortization of deferred financing costs	(975)	(975)	(767)
Foreign currency transaction gain (loss)	—	(13)	51
Total other expenses, net	(6,464)	(3,700)	(3,571)
Net earnings	32,463	34,726	38,572
Other comprehensive income — foreign currency translation adjustments	—	83	191
Comprehensive income	$32,463	$34,809	$38,763
Net earnings	$32,463	$34,726	$38,572
Less—earnings allocable to general partner interest including incentive distribution rights	(7,167)	(5,929)	(5,157)
Net earnings allocable to limited partners	$25,296	$28,797	$33,415
Net earnings per limited partner unit—basic and diluted	$1.57	$1.90	$2.31

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity

(Dollars in thousands)

			Accumulated
		General	other
	Common	partner	comprehensive
	units	interest	income (loss)	Total
Balance January 1, 2012	$296,052	$56,490	$(666)	$351,876
Distributions to unitholders	(36,763)	(5,083)	—	(41,846)
Deferred equity-based compensation related to restricted phantom units	398	—	—	398
Purchase of 12,716 common units by our long-term incentive plan and from affiliate	(454)	—	—	(454)
Issuance of 11,980 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2012	33,415	5,157	—	38,572
Other comprehensive income—foreign currency translation adjustments	—	—	191	191
Balance December 31, 2012	292,648	56,564	(475)	348,737
Proceeds from offering of 1,667,500 common units, net of underwriters’ discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Deferred equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392
Balance December 31, 2013	350,505	57,962	—	408,467
Distributions to unitholders	(42,561)	(7,283)	—	(49,844)
Deferred equity-based compensation related to restricted phantom units	721	—	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	—	(342)
Issuance of 20,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	—	32,463
Balance December 31, 2014	$333,619	$57,846	$—	$391,465

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$32,463	$34,726	$38,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,522	29,568	28,260
Loss on disposition of assets	—	1,294	—
Loss (earnings) from unconsolidated affiliates	(4,443)	321	(558)
Distributions from unconsolidated affiliates	10,053	1,467	1,435
Deferred equity-based compensation	721	337	398
Amortization of deferred financing costs	975	975	767
Amortization of deferred revenue	(2,437)	(3,672)	(4,624)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(2,838)	(1,518)	(640)
Due from affiliates	941	778	1,662
Other current assets	413	472	203
Amounts due under long-term terminaling services agreements, net	1,298	792	552
Utility deposits returned	—	135	—
Trade accounts payable	615	(2,322)	2,623
Accrued liabilities	(6,354)	882	(4,339)
Net cash provided by operating activities	60,929	64,235	64,311
Cash flows from investing activities:
Investments in unconsolidated affiliates	(43,681)	(108,229)	(80,166)
Capital expenditures	(7,021)	(13,838)	(23,565)
Proceeds from sale of assets	—	2,109	18,000
Net cash used in investing activities	(50,702)	(119,958)	(85,731)
Cash flows from financing activities:
Net proceeds from issuance of common units	—	68,774	—
Contribution of cash by TransMontaigne GP	—	1,474	—
Borrowings of debt under credit facility	136,700	168,500	147,000
Repayments of debt under credit facility	(96,700)	(140,500)	(83,000)
Deferred debt issuance costs	—	—	(736)
Distributions paid to unitholders	(49,844)	(45,471)	(41,846)
Purchase of common units by our long-term incentive plan and from affiliate	(342)	(585)	(454)
Net cash provided by (used in) financing activities	(10,186)	52,192	20,964
Increase (decrease) in cash and cash equivalents	41	(3,531)	(456)
Foreign currency translation effect on cash	—	49	63
Cash and cash equivalents at beginning of period	3,263	6,745	7,138
Cash and cash equivalents at end of period	$3,304	$3,263	$6,745
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,496	$2,604	$2,886
Property, plant and equipment acquired with accounts payable	$1,273	$718	$3,473

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2014, 2013 and 2012

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is a wholly‑owned subsidiary of TransMontaigne LLC. At December 31, 2014, NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, NGL is the indirect owner of our general partner. At December 31, 2014, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL.

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “NGL Acquisition”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(c) Accounting for terminal and pipeline operations

In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue in our terminal and pipeline operations from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel of throughput; transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue of approximately $13.1 million, $14.8 million and $16.1 million, respectively, for net product gained. Within these amounts, approximately $7.5 million, $12.7 million and $13.6 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation.

(h) Asset retirement obligations

Asset retirement obligations are legal obligations associated with the retirement of long‑lived assets that result from the acquisition, construction, development or normal use of the asset. Generally accepted accounting principles require that the fair value of a liability related to the retirement of long‑lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation. If and when it is determined that a legal obligation has been incurred, the fair value of the liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long‑lived assets include above‑ground storage facilities and underground pipelines. We are unable to predict if and when these long‑lived assets will become completely obsolete and require dismantlement. We have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long‑lived assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

Partners is a taxable entity under certain U.S. state jurisdictions, primarily Texas. Partners accounts for U.S. state income taxes under the asset and liability method pursuant to generally accepted accounting principles. U.S. state income taxes are not material.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  We have an omnibus agreement with TransMontaigne LLC that will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC to terminate the agreement, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay TransMontaigne LLC an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2014, 2013 and 2012, the annual administrative fee paid to TransMontaigne LLC was approximately $11.1 million, $11.0 million and $10.8 million, respectively. If we acquire or construct additional facilities, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne LLC to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne LLC.

The omnibus agreement further provides that we pay TransMontaigne LLC an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the years ended December 31, 2014, 2013 and 2012, the annual insurance reimbursement paid to TransMontaigne LLC was approximately $3.7 million, $3.8 million and $3.6 million, respectively. We also reimburse TransMontaigne LLC for direct operating costs and expenses that TransMontaigne LLC incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

We also agreed to reimburse TransMontaigne LLC and its affiliates for a portion of the incentive payment grants to key employees of TransMontaigne LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive payment grants are allocated to an investment fund indexed to the performance of our common units. For the years ended December 31, 2014, 2013 and 2012, we reimbursed TransMontaigne LLC and its affiliates approximately $1.5 million, $1.3 million and $1.3 million, respectively.

The omnibus agreement also provides TransMontaigne LLC a right of first refusal to purchase our assets, subject to certain exceptions discussed below and provided that TransMontaigne LLC agrees to pay no less than 105% of purchase price offered by the third party bidder. Before we enter into any contract to sell such terminal or pipeline facilities, we must give written notice of all material terms of such proposed sale to TransMontaigne LLC. TransMontaigne LLC will then have the sole and exclusive option, for a period of 45 days following receipt of the notice. Subject to certain exceptions discussed below, TransMontaigne LLC also has a right of first refusal to contract for the use of any petroleum product storage capacity that (i) is put into commercial service after January 1, 2008, or (ii) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer), provided that TransMontaigne LLC agrees to pay no less than 105% of the fees offered by the third party customer.  The above rights of first refusal do not apply to any storage capacity or terminaling assets

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

for which TransMontaigne LLC, or an affiliate of TransMontaigne LLC, has, subsequent to July 2013, elected to terminate (or not renew upon expiration) its existing terminaling services agreement relating thereto.

Environmental indemnification.  In connection with our acquisition of the Florida and Midwest terminals, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010, and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

In connection with our acquisition of the Brownsville, Texas and River terminals, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011, and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

In connection with our acquisition of the Southeast terminals, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012, and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

In connection with our acquisition of the Pensacola terminal, TransMontaigne LLC has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne LLC’s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

Terminaling services agreement—Florida and Midwest terminals. In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement for light oil terminaling capacity at our Florida terminals. Effective September 16, 2014, we amended our long-term terminaling services agreement with RaceTrac Petroleum Inc. to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals. Simultaneous with the entry into the RaceTrac Petroleum Inc. agreement, we amended the Florida and Midwest terminaling services agreement to immediately terminate NGL’s obligations at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  The tankage at Cape Canaveral and Port Everglades South became available to RaceTrac Petroleum Inc. on September 16, 2014.  The tankage at Port Manatee is expected to become available to RaceTrac Petroleum Inc. by the fall of 2015, upon the completion of certain enhancements at this facility.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity at our Port Everglades North terminal.

Effective May 31, 2014, the Florida tanks dedicated to bunker fuels were no longer subject to the Florida and Midwest terminaling services agreement. A large portion of this capacity has been re‑contracted to Glencore Ltd. effective June 1, 2014.

Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group had also contracted for our Mount Vernon, Missouri and Rogers, Arkansas terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. We refer to these terminals and the related pipeline as the Razorback system. This portion of the Florida and Midwest terminaling services agreement related to the Razorback system was terminated effective February 28, 2014. Effective March 1, 2014, we entered into a ten-year capacity agreement with Magellan Pipeline Company, L.P., covering 100% of the capacity of our Razorback system.

Under the Florida and Midwest terminaling services agreement, taking into consideration terminations, Morgan Stanley Capital Group, and NGL as the successor to the agreement, was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $21.0 million, $36.0 million and $37.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity or for capacity that has been vacated.

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

Terminaling services agreement—Fisher Island terminal.  We had a terminaling services agreement with TransMontaigne LLC that expired on December 31, 2013. Under this agreement, TransMontaigne LLC had agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $1.8 million for each of the years ended December 31, 2013 and 2012, respectively. In exchange for its minimum throughput commitment, we had agreed to provide TransMontaigne LLC with approximately 185,000 barrels of fuel oil capacity.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

Terminaling services agreement—Southeast terminals.  In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis tankage. The terminaling services agreement provisions pertaining to the Collins/Purvis tankage remained with Morgan Stanley Capital Group, and subsequent to the NGL Acquisition the revenue associated with the Collins/Purvis tankage is recorded as revenue from external customers as opposed to revenue from affiliates. The Southeast terminaling services agreement, excluding the Collins/Purvis tankage, will continue in effect unless and until NGL provides us at least 24 months’ prior notice of its intent to terminate the agreement. We have the right to terminate the terminaling services agreement effective at any time after July 31, 2023 by providing at least 24 months’ prior notice to NGL.

Under this agreement, Morgan Stanley Capital Group, and NGL as the successor to the majority of the agreement, was obligated to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $36.8 million, $36.1 million and $35.4 for the years ended December 31, 2014, 2013 and 2012, respectively; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

Terminaling services agreement—Brownsville LPG.  We had a terminaling services agreement with TransMontaigne LLC relating to our Brownsville, Texas facilities that terminated on December 31, 2012. The storage capacity under this agreement is now under contract with Neito Trading, B.V. beginning January 1, 2013. Under this agreement, TransMontaigne LLC had agreed to throughput at our Brownsville facilities certain minimum volumes of LPG that resulted in minimum revenue to us of approximately $1.3 million for the year ended December 31, 2012.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $4.0 million, $3.7 million and $3.4 million, respectively, of revenue related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITIONS AND DISPOSITIONS

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan, Inc. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO. The expansion is supported by a long‑term leased storage and handling services contract with Morgan Stanley Capital Group and includes six,  150,000‑barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. Work on the 900,000 barrel expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014.  With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $529 million.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

Our total payments for the initial and for the expansion projects are estimated to be approximately $233 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Disposition of Mexico operations.  Effective August 8, 2013, we sold our Mexico operations to an unaffiliated third party for cash proceeds of approximately $2.1 million, net of $0.2 million in bank accounts sold related to the Mexico operations. The Mexico operations consisted of a 7,000 barrel LPG storage terminal in Matamoros, Mexico and a seven mile pipeline system connecting the Matamoros terminal to our Diamondback pipeline system at the U.S. border, which connects to our Brownville, Texas terminals. The net carrying amount of the Mexico operations was approximately $3.4 million, which was in excess of the net cash proceeds, resulting in an approximate $1.3 million loss on disposition of assets. The accompanying consolidated financial statements exclude the assets, liabilities and results of the Mexico operations subsequent to August 8, 2013.

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Midwest. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2014	2013
Trade accounts receivable	$9,823	$6,527
Less allowance for doubtful accounts	(464)	(100)
	$9,359	$6,427

The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2014	$100	$364	$—	$464
2013	$200	$—	$(100)	$100
2012	$200	$—	$—	$200

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
NGL Energy Partners LP	16%	—%	—%
Morgan Stanley Capital Group	37%	62%	64%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Amounts due from insurance companies	$1,233	$1,722
Additive detergent	1,591	1,718
Deposits and other assets	241	38
	$3,065	$3,478

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2014 and 2013, we have recognized amounts due from insurance companies of approximately $1.2 million and $1.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2014, we received reimbursements from insurance companies of approximately $0.5 million. During the year ended December 31, 2014, we did not adjust our estimate of probable insurance recoveries.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2014	2013
Land	$52,519	$52,519
Terminals, pipelines and equipment	566,677	562,077
Furniture, fixtures and equipment	2,122	1,861
Construction in progress	5,444	2,730
	626,762	619,187
Less accumulated depreciation	(241,461)	(212,142)
	$385,301	$407,045

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2014	2013
Brownsville terminals	$8,485	$8,485

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

At December 31, 2014 and 2013, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2014 and 2013 exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2014 and 2013, respectively, for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2014 and 2013, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility with approximately 7.1 million barrels of storage capacity at a cost of approximately $529 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013, with completion of the full 7.1 million barrels of storage capacity and related infrastructure occurring at the end of third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,		December 31,
	2014	2013	2014	2013
BOSTCO	42.5%	42.5%	$225,920	$186,181
Frontera	50%	50%	23,756	25,424
Total investments in unconsolidated affiliates			$249,676	$211,605

At December 31, 2014 and 2013, our investment in BOSTCO includes approximately $7.8 million and $6.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$3,853	$(826)	$—
Frontera	590	505	558
Total earnings (loss) from investments in unconsolidated affiliates	$4,443	$(321)	$558

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$43,635	$108,077	$78,930
Frontera	46	152	1,236
Additional capital investments in unconsolidated affiliates	$43,681	$108,229	$80,166

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
BOSTCO	$7,749	$—	$—
Frontera	2,304	1,467	1,435
Cash distributions received from unconsolidated affiliates	$10,053	$1,467	$1,435

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,		December 31,
	2014	2013	2014	2013
Current assets	$19,400	$30,776	$4,222	$4,465
Long-term assets	511,373	458,707	44,528	47,691
Current liabilities	(17,435)	(66,469)	(1,238)	(1,308)
Long-term liabilities	—	—	—	—
Net assets	$513,338	$423,014	$47,512	$50,848

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

Statements of comprehensive income (loss):

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Revenue	$49,924	$3,917	$—	$13,464	$12,388	$11,539
Expenses	(40,185)	(5,854)	(7)	(12,284)	(11,378)	(10,423)
Net earnings and comprehensive income (loss)	$9,739	$(1,937)	$(7)	$1,180	$1,010	$1,116

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Amounts due under long-term terminaling services agreements:
External customers	$649	$592
Affiliates	945	2,146
	1,594	2,738
Deferred financing costs, net of accumulated amortization of $3,278 and $2,303, respectively	1,138	2,113
Customer relationships, net of accumulated amortization of $1,687 and $1,485, respectively	743	945
Deposits and other assets	76	76
	$3,551	$5,872

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At December 31, 2014 and 2013, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $1.6 million and $2.7 million, respectively.

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years. Expected future amortization expense for the customer relationships as of December 31, 2014 is as follows (in thousands):

	Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$202	$202	$202	$137	$—	$—

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Customer advances and deposits:
External customers	$2,756	$475
Affiliates	—	6,264
	2,756	6,739
Accrued property taxes	892	767
Accrued environmental obligations	1,524	1,966
Interest payable	159	163
Rebate due to affiliate	1,795	3,793
Accrued expenses and other	2,709	2,761
	$9,835	$16,189

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2014 and 2013, we have billed and collected from certain of our customers approximately $2.8 million and $6.7 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At December 31, 2014 and 2013, we have accrued environmental obligations of approximately $1.5 million and $2.0 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2014, we made payments of approximately $0.6 million towards our environmental remediation obligations. During the year ended December 31, 2014, we increased our remediation obligations by approximately $0.1 million to reflect a change in our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a rollforward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2014	$1,966	$(560)	$118	$1,524
2013	$3,116	$(1,250)	$100	$1,966
2012	$2,887	$(1,071)	$1,300	$3,116

Rebate due to affiliate.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At December 31, 2014 and 2013, we have accrued a liability due to affiliate of approximately $1.8 million and $3.8 million, respectively. In January 2015, we paid approximately $1.8 million to our affiliate customer, NGL, for the rebate due for the year ended December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Advance payments received under long-term terminaling services agreements	$451	$297
Deferred revenue—ethanol blending fees and other projects	3,419	5,762
	$3,870	$6,059

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2014 and 2013, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.3 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with affiliates and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, affiliates and others have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At December 31, 2014 and 2013, we have unamortized deferred revenue of approximately $3.4 million and $5.8 million, respectively, for completed projects. During the years ended December 31, 2014, 2013 and 2012, we billed affiliates and others approximately $0.1 million, $nil and $1.0 million, respectively, for completed projects. During the years ended December 31, 2014, 2013 and 2012, we recognized revenue on a straight‑line basis of approximately $2.4 million, $3.7 million and $4.6 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. Concurrent with the Fifth Amendment to the credit facility, effective as of February 26, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $355.2 million at December 31, 2014). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, the weighted average interest rate on borrowings under the credit facility was approximately 2.6%, 2.5% and 2.4%, respectively. At December 31, 2014 and 2013, our outstanding borrowings under the credit facility were $252 million and $212 million, respectively. At December 31, 2014 and 2013, our outstanding letters of credit were $nil at both dates.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission that expires in June 2016. TLP Finance Corp., a 100% owned subsidiary of Partners, may act as a co‑issuer of any debt securities issued pursuant to that registration statement. Partners and TLP Finance Corp. have no independent assets or operations. Our operations are conducted by subsidiaries of Partners through Partners’ 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and Partners’ other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of Partners or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Partners or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at January 1, 2012	14,457,066	295,042
Public offering of common units	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—
Units outstanding at December 31, 2012	14,457,066	295,042
Public offering of common units	1,667,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	34,031
Units outstanding at December 31, 2013	16,124,566	329,073
Public offering of common units	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	—
Units outstanding at December 31, 2014	16,124,566	329,073

At December 31, 2014 and 2013, common units outstanding include 7,600 and 20,096 common units, respectively, held on behalf of TransMontaigne Services LLC’s long‑term incentive plan.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

On July 24, 2013, we issued, pursuant to an underwritten public offering, 1,450,000 common units representing limited partner interests at a public offering price of $43.32 per common unit. On July 30, 2013, the underwriters of our secondary offering exercised in full their over‑allotment option to purchase an additional 217,500 common units representing limited partnership interests at a price of $43.32 per common unit. The net proceeds from the offering were approximately $68.8 million, after deducting underwriting discounts, commissions, and offering expenses. Additionally, TransMontaigne GP, our general partner, made a cash contribution of approximately $1.5 million to us to maintain its 2% general partner interest.

(14) LONG‑TERM INCENTIVE PLAN

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne Services LLC is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne Services LLC employs the personnel who provide support to TransMontaigne LLC’s operations, as well as our operations. TransMontaigne Services LLC adopted a long‑term incentive plan for its employees and consultants and the independent directors of our general partner. The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,428,377 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At December 31, 2014, 2,179,457 units are available for future grant under the long‑term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is currently used for grants to the independent directors of our general partner. TransMontaigne GP purchases outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 8,004,  7,728 and 6,825 common units pursuant to the program during the years ended December 31, 2014, 2013 and 2012, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2013 and 2012, respectively, we purchased 5,341 and 5,891 common units, respectively, from TransMontaigne Services LLC for the purpose of delivering these units to the former Chief Executive Officer (“CEO”) of our general partner. These units were a component of 40,000 restricted phantom units granted to the former CEO on August 10, 2009 under the long‑term incentive plan that vested ratably over a four year vesting period.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

Information about restricted phantom unit activity is as follows:

		Restricted	NYSE
	Available for	phantom	closing
	future grant	units	price
Units outstanding at January 1, 2012	1,293,772	37,000
Automatic increase in units available for future grant on January 1, 2012	289,141	—
Grant on March 31, 2012	(8,000)	8,000	$34.76
Vesting on March 31, 2012	—	(6,500)	$34.76
Units withheld for taxes on March 31, 2012	411	—
Units forfeited on July 18, 2012	4,500	(4,500)
Vesting on August 10, 2012	—	(10,000)	$36.48
Units withheld for taxes on August 10, 2012	4,109	—
Units outstanding at December 31, 2012	1,583,933	24,000
Automatic increase in units available for future grant on January 1, 2013	289,141	—
Grant on March 31, 2013	(6,000)	6,000	$50.74
Vesting on March 31, 2013	—	(5,500)	$50.74
Units withheld for taxes on March 31, 2013	233	—
Vesting on August 10, 2013	—	(10,000)	$41.38
Units withheld for taxes on August 10, 2013	4,659	—
Units outstanding at December 31, 2013	1,871,966	14,500
Automatic increase in units available for future grant on January 1, 2014	322,491	—
Grant on March 31, 2014	(6,000)	6,000	$43.08
Vesting on March 31, 2014	—	(5,500)	$43.08
Vesting on July 1, 2014	—	(15,000)	$43.80
Grant on September 30, 2014	(9,000)	9,000	$41.24
Units outstanding at December 31, 2014	2,179,457	9,000

In September of 2014, our general partner appointed three new independent directors to replace the independent directors that had resigned in August of 2014.  The new independent directors, in aggregate, were granted 9,000 restricted phantom units on September 30, 2014.  We plan to recognize the deferred equity‑based compensation expense associated with these grants on a straight-line basis over their respective four year vesting periods.

On March 31, 2014, 2013 and 2012, TransMontaigne Services LLC granted 6,000,  6,000 and 8,000 restricted phantom units, respectively, to the former independent directors of our general partner. We typically recognize the deferred equity‑based compensation expense associated with these annual grants on a straight-line basis over their respective four year vesting periods.  However, pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units vest upon a change in control of TransMontaigne LLC. Accordingly, as a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014 all 15,000 of the then outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time.  As of July 1, 2014, we recognized in direct general and administrative expenses the remaining grant date fair value pertaining to these 15,000 restricted phantom units, of approximately $0.6 million, as deferred equity‑based compensation because the requisite service period for these restricted phantom units had been completed upon the change in control.

On July 18, 2012, a member of the board of directors of our general partner forfeited the vesting of 4,500 restricted phantom units as a result of his voluntary resignation.

Deferred equity‑based compensation of approximately $721,000,  $337,000 and $398,000 is included in direct

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

(15) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At December 31, 2014, we have contractual commitments of approximately $8.6 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2015.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At December 31, 2014, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2015	$3,781
2016	3,981
2017	3,003
2018	607
2019	594
Thereafter	3,414
$15,380

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.1 million in future periods.

Rental expense under operating leases was approximately $3.5 million, $3.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Legal proceedings.    Exxon’s King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  In an effort to increase Nieto’s ability to transport LPG through the Diamondback pipeline during the period that Exxon’s King Ranch plant was not operating and in reliance upon Nieto’s promise to reimburse us for the costs of construction, we constructed a truck unloading facility at our Brownsville terminal for Nieto’s use at a cost of approximately $0.5 million.  Nieto disputes requesting such a facility and has not reimbursed us for it.  Nieto also has claimed that the fire at the Exxon King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us and Nieto’s failure to reimburse us for the costs of the truck unloading facility that we constructed for it, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages in the amount of at least $4.2 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.  The $4.2 million in damages we seek is comprised of approximately $3.7 million in deficiency fees under the terminaling services agreement as of the date of the complaint and approximately $0.5 million that we incurred in constructing the truck unloading facility.  Those numbers will be augmented as the case moves forward to reflect actual deficiency fee damages to date, which increase monthly. No amounts for damages from Nieto have been or will be recognized in our consolidated financial statements related to this litigation unless we prevail in this matter.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(16) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Net earnings	$32,463	$34,726	$38,572
Less:
Distributions payable on behalf of incentive distribution rights	(6,650)	(5,341)	(4,475)
Distributions payable on behalf of general partner interest	(874)	(809)	(752)
Earnings allocable to general partner interest less than distributions payable to general partner interest	357	221	70
Earnings allocable to general partner interest including incentive distribution rights	(7,167)	(5,929)	(5,157)
Net earnings allocable to limited partners per the consolidated statements of comprehensive income	$25,296	$28,797	$33,415
Less distributions payable on behalf of unvested long-term incentive plan grants	(32)	(38)	(76)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$25,264	$28,759	$33,339
Basic and diluted weighted average units	16,114	15,171	14,441
Net earnings per limited partner unit—basic and diluted	$1.57	$1.90	$2.31

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2012 through March 31, 2012	$0.630
April 1, 2012 through June 30, 2012	$0.640
July 1, 2012 through September 30, 2012	$0.640
October 1, 2012 through December 31, 2012	$0.640
January 1, 2013 through March 31, 2013	$0.640
April 1, 2013 through June 30, 2013	$0.650
July 1, 2013 through September 30, 2013	$0.650
October 1, 2013 through December 31, 2013	$0.650
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665

(17) DISCLOSURES ABOUT FAIR VALUE

Generally accepted accounting principles defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Generally accepted accounting principles also establishes a fair value hierarchy that prioritizes the use of higher‑level inputs for valuation techniques used to measure fair value. The

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2014 and 2013.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Gulf Coast Terminals:
Terminaling services fees, net	$43,777	$47,143	$47,692
Other	11,432	9,154	10,060
Revenue	55,209	56,297	57,752
Direct operating costs and expenses	(19,426)	(20,531)	(21,586)
Net margins	35,783	35,766	36,166
Midwest Terminals and Pipeline System:
Terminaling services fees, net	8,164	7,926	5,381
Pipeline transportation fees	1,569	1,361	1,876
Other	2,080	2,274	3,296
Revenue	11,813	11,561	10,553
Direct operating costs and expenses	(3,134)	(2,912)	(1,976)
Net margins	8,679	8,649	8,577
Brownsville Terminals:
Terminaling services fees, net	6,280	7,412	6,398
Pipeline transportation fees	1,745	6,239	3,780
Other	13,414	11,249	8,436
Revenue	21,439	24,900	18,614
Direct operating costs and expenses	(14,253)	(15,975)	(11,584)
Net margins	7,186	8,925	7,030
River Terminals:
Terminaling services fees, net	8,566	10,093	13,219
Other	742	862	942
Revenue	9,308	10,955	14,161
Direct operating costs and expenses	(7,976)	(7,866)	(9,171)
Net margins	1,332	3,089	4,990
Southeast Terminals:
Terminaling services fees, net	45,070	46,011	46,775
Other	7,223	9,162	8,384
Revenue	52,293	55,173	55,159
Direct operating costs and expenses	(21,394)	(22,106)	(21,647)
Net margins	30,899	33,067	33,512
Total net margins	83,879	89,496	90,275
Direct general and administrative expenses	(3,535)	(3,911)	(4,810)
Allocated general and administrative expenses	(11,127)	(10,963)	(10,780)
Allocated insurance expense	(3,711)	(3,763)	(3,590)
Reimbursement of bonus awards	(1,500)	(1,250)	(1,250)
Depreciation and amortization	(29,522)	(29,568)	(28,260)
Loss on disposition of assets	—	(1,294)	—
Earnings (loss) from unconsolidated affiliates	4,443	(321)	558
Operating income	38,927	38,426	42,143
Other expenses, net	(6,464)	(3,700)	(3,571)
Net earnings	$32,463	$34,726	$38,572

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$30,695	$8,827	$17,397	$8,408	$10,582	$75,909
NGL Energy Partners LP	7,032	—	7	231	16,253	23,523
Morgan Stanley Capital Group	17,472	2,986	—	669	25,248	46,375
Frontera	—	—	4,035	—	—	4,035
TransMontaigne LLC	10	—	—	—	210	220
Revenue	$55,209	$11,813	$21,439	$9,308	$52,293	$150,062
Capital expenditures	$1,893	$484	$1,387	$1,433	$1,824	$7,021
Identifiable assets	$122,366	$23,702	$45,742	$54,042	$163,722	$409,574
Cash and cash equivalents						3,304
Investments in unconsolidated affiliates						249,676
Deferred financing costs						1,138
Other						365
Total assets						$664,057

	Year ended December 31, 2013
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$17,107	$1,865	$21,168	$10,161	$3,744	$54,045
Morgan Stanley Capital Group	37,343	9,696	—	770	51,274	99,083
Frontera	—	—	3,732	—	—	3,732
TransMontaigne LLC	1,847	—	—	24	155	2,026
Revenue	$56,297	$11,561	$24,900	$10,955	$55,173	$158,886
Capital expenditures	$2,109	$1,548	$1,529	$1,369	$7,283	$13,838
Identifiable assets	$127,757	$25,245	$47,242	$56,071	$174,995	$431,310
Cash and cash equivalents						3,263
Investments in unconsolidated affiliates						211,605
Deferred financing costs						2,113
Other						141
Total assets						$648,432

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

	Year ended December 31, 2012
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$15,482	$2,578	$10,154	$14,142	$3,393	$45,749
Morgan Stanley Capital Group	40,406	7,975	—	19	51,716	100,116
Frontera	—	—	3,445	—	—	3,445
TransMontaigne LLC	1,864	—	5,015	—	50	6,929
Revenue	$57,752	$10,553	$18,614	$14,161	$55,159	$156,239
Capital expenditures	$1,718	$11,917	$1,658	$3,004	$5,268	$23,565

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
	(in thousands except per unit amounts)
Revenue	$38,053	$39,359	$35,703	$36,947	$150,062
Direct operating costs and expenses	(15,392)	(16,396)	(16,514)	(17,881)	(66,183)
Direct general and administrative expenses	(918)	(462)	(1,086)	(1,069)	(3,535)
Allocated general and administrative expenses	(2,782)	(2,782)	(2,782)	(2,781)	(11,127)
Allocated insurance expense	(914)	(913)	(942)	(942)	(3,711)
Reimbursement of bonus awards	(375)	(375)	(375)	(375)	(1,500)
Depreciation and amortization	(7,400)	(7,396)	(7,400)	(7,326)	(29,522)
Earnings from unconsolidated affiliates	163	1,275	1,653	1,352	4,443
Operating income	10,435	12,310	8,257	7,925	38,927
Other expenses, net	(1,197)	(1,470)	(1,737)	(2,060)	(6,464)
Net earnings	$9,238	$10,840	$6,520	$5,865	$32,463
Net earnings per limited partner unit—basic and diluted	$0.46	$0.56	$0.29	$0.26	$1.57

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
	(in thousands except per unit amounts)
Revenue	$41,598	$38,698	$38,374	$40,216	$158,886
Direct operating costs and expenses	(16,728)	(17,294)	(17,843)	(17,525)	(69,390)
Direct general and administrative expenses	(1,100)	(651)	(1,201)	(959)	(3,911)
Allocated general and administrative expenses	(2,740)	(2,741)	(2,741)	(2,741)	(10,963)
Allocated insurance expense	(958)	(935)	(935)	(935)	(3,763)
Reimbursement of bonus awards	(313)	(312)	(313)	(312)	(1,250)
Depreciation and amortization	(7,339)	(7,460)	(7,392)	(7,377)	(29,568)
Gain (loss) on disposition of assets	—	—	(1,398)	104	(1,294)
Earnings (loss) from unconsolidated affiliates	40	(4)	234	(591)	(321)
Operating income	12,460	9,301	6,785	9,880	38,426
Other expenses, net	(922)	(1,077)	(781)	(920)	(3,700)
Net earnings	$11,538	$8,224	$6,004	$8,960	$34,726
Net earnings per limited partner unit—basic and diluted	$0.70	$0.47	$0.28	$0.45	$1.90

(20) SUBSEQUENT EVENTS

On January 8, 2015, we announced a distribution of $0.665 per unit for the period from October 1, 2014 through December 31, 2014, and we paid the distribution on February 6, 2015 to unitholders of record on January 30, 2015.

On February 26, 2015, we amended our credit facility to extend the maturity date to July 31, 2018, increase the maximum borrowing line of credit from $350 million to $400 million, and allow for up to $125 million in additional future “permitted JV investments”, which may include additional investments in BOSTCO.  In addition, the amendment allows for, at our request, the maximum borrowing line of credit to be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The management of our general partner has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of TransMontaigne GP L.L.C. and

The Unitholders of TransMontaigne Partners L.P.

Denver, Colorado

We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Partnership and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 12, 2015

ITEM 9B.  OTHER INFORMATION

No information was required to be disclosed in a report on Form 8‑K, but not so reported, for the quarter ended December 31, 2014.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of TransMontaigne Partners

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities on our behalf. TransMontaigne Services LLC is an indirect wholly owned subsidiary of TransMontaigne LLC and TransMontaigne LLC, through its wholly owned subsidiaries, controls our general partner. TransMontaigne LLC is a wholly owned subsidiary of NGL.  TransMontaigne Partners has no officers or employees and all of our management and operational activities are provided by officers and employees of NGL Energy Operating. Our general partner is not elected by our unitholders and is not subject to re‑election on a regular basis in the future. Unitholders are not entitled to elect directors to the board of directors of our general partner or directly or indirectly participate in our management or operation. Under the Corporate Governance Guidelines adopted by the board of directors of our general partner, the board assesses, on an annual basis, the skills and characteristics that candidates for election to the board of directors should possess, as well as the composition of the board of directors as a whole. This assessment includes the qualifications under applicable independence standards and other standards applicable to the board of directors and its committees, as well as consideration of skills and experience in the context of the needs of the board of directors as a whole. Our general partner has no formal policy regarding the diversity of board members, but seeks to ensure that its board of directors collectively have the personal qualities to be able to make an active contribution to the board of directors’ deliberations, which qualities may include relevant industry experience, financial management, reporting and control expertise and executive and operational management experience.

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

As of the date of this report, there are seven members of the board of directors of our general partner, three of whom, Messrs. Blank, Burk and Ross, are independent as defined under the independence standards established by the New York Stock Exchange (the “NYSE”). The NYSE does not require a publicly traded limited partnership listed on the exchange, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. However, the Governance Guidelines of our general partner provide that at least three directors will be independent. On August 25, 2014, Jerry R. Masters, David A. Peters and Jay A. Weise, each an independent director, resigned from the board of directors.  Further, Mr. Masters resigned as chairman of the audit and compensation committees and as a member of the conflicts committee, Mr. Peters resigned as the chairman of the conflicts committee and as a member of the audit and compensation committees and Mr. Wiese resigned as a member of the audit, compensation and conflicts committees.  In their letter of resignation, Messrs. Masters, Peters and Weise indicated that there were no disagreements between themselves and the Partnership or the board of directors regarding the Partnership’s operations, policies or practices.

On September 4, 2014, the board of directors of TransMontaigne GP appointed Robert A. Burk to serve as a director.  Mr. Burk serves as a member of the audit and compensation committees,  as the chair of the conflicts committee, and as the presiding director over non-management and independent directors.  On September 24, 2014, the board of directors of the TransMontaigne GP appointed Steven A. Blank and Lawrence C. Ross to serve as directors. Mr. Blank serves as the chair of the audit committee and as a member of the compensation and conflicts committees. Based upon his education and employment experience, Mr. Blank qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.  Mr. Ross serves as the chair of the compensation committee and as a member of the audit and conflicts committees.  Messrs. Blank, Burk and Ross each qualify as independent directors under the applicable listing standards of the NYSE.

The officers of our general partner manage the day‑to‑day affairs of our business. All of the officers listed below split their time between managing our business and affairs and the business and affairs of TransMontaigne LLC. The officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of TransMontaigne LLC. TransMontaigne LLC intends to seek to cause the officers to devote as much time to the management of our operations as is necessary for the proper conduct of our business and affairs.

Directors and Executive Officers

The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Frederick W. Boutin	59	Chief Executive Officer
Gregory J. Pound	62	President and Chief Operating Officer
Robert T. Fuller	45	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
Michael A. Hammell	44	Executive Vice President, General Counsel and Secretary
Atanas H. Atanasov	41	Director
Steven A. Blank	60	Director, Chairman of Audit Committee
Benjamin Borgen	41	Director
Robert A. Burk	57	Director, Chairman of Conflicts Committee
Donald M. Jensen	53	Director
David C. Kehoe	56	Director
Lawrence C. Ross	68	Director, Chairman of Compensation Committee

Frederick W. Boutin has served as Chief Executive Officer of TransMontaigne Partners since November of 2014.  Prior to then he served as Executive Vice President and Chief Financial Officer beginning in January 2008.  Mr. Boutin also managed business development and commercial contracting activities from December 2007 to July 2010 and from August 2013 to January 2015.  Mr. Boutin also served in various other capacities at TransMontaigne Inc., and its predecessors, since 1995.  Prior to his affiliation with TransMontaigne, Mr. Boutin was a Vice President at Associated Natural Gas Corporation, and its successor Duke Energy Field Services, and a certified public accountant with Peat Marwick. Mr. Boutin holds a B.S. in Electrical Engineering and an M.S. in Accounting from Colorado State University.

Gregory J. Pound has served as the President and Chief Operating Officer of our general partner since January 2008 and served as its Executive Vice President from May 2007 to December 2007. Mr. Pound has served as the Executive Vice President—Asset Operations of TransMontaigne LLC since February 2002. On October 10, 2014, Mr. Pound was appointed Executive Vice President, Operations (Refined Products) of NGL.

Robert T. Fuller was appointed Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner on October 20, 2014.  Prior to October 20, 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of our general partner since January 2011 and as its Assistant Treasurer since February 2012. Prior to his employment with TransMontaigne LLC in July of 2010, Mr. Fuller spent 13 years with KPMG LLP. Mr. Fuller has a BA in Political Science from Fort Lewis College and a Masters in Accounting from the University of Colorado. Mr. Fuller is licensed as a Certified Public Accountant in Colorado and New York.

Michael A. Hammell has served as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries and affiliates, including TransMontaigne LLC, since October 2012. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of the TransMontaigne LLC entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne LLC, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

Atanas H. Atanasov was elected as a director of our general partner on July 1, 2014.  Mr. Atanasov has served as a Vice President of our general partner and its subsidiaries and affiliates, including TransMontaigne LLC, since July 2014.  Mr. Atanasov was asked to join the board of directors, in part, based on his position at NGL and his executive management and financial accounting experience.  Mr. Atanasov was appointed as NGL’s Chief Financial Officer in May 2013. Mr. Atanasov joined NGL’s management team in November 2011, and previously served as NGL’s Senior Vice President of Finance and

Treasurer. Prior to joining NGL, Mr. Atanasov spent nine years at GE Capital, working in lending and leveraged equity. Prior to GE Capital, he was with The Williams Companies, Inc. Mr. Atanasov is a Certified Public Accountant and holds an M.B.A. from the University of Tulsa and a B.S. in Accounting from Oral Roberts University.

Steven A. Blank was elected as a director of our general partner on September 24, 2014.  Mr. Blank was asked to join the board of directors, in part, based on his executive management experience in the energy industry, his financial and accounting knowledge and because he qualified as an independent director.  Mr. Blank served as Executive Vice President, Chief Financial Officer and Treasurer of NuStar GP, LLC and NuStar GP Holdings from February 2012 until December 2013. Mr. Blank served as Senior Vice President and Chief Financial Officer of NuStar GP, LLC from January 2002 until February 2012. Mr. Blank also served as NuStar GP, LLC’s Treasurer from July 2005 until February 2012. Mr. Blank has also served as Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings from March 2006 until December 2013. From December 1999 until January 2002, Mr. Blank was Chief Accounting and Financial Officer and a director of NuStar GP, LLC.  Mr. Blank served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002. Since February 2015 Mr. Blank has served on the board of directors of Dakota Plains Holdings, Inc. an integrated midstream energy company operating the Pioneer Terminal in Mountrail County, North Dakota with services that include outbound crude storage, logistics and rail transportation and inbound frac sand logistics. Mr. Blank holds a B.A in History from the State University of New York and a Master of International Affairs, Specialization in Business from Columbia University.  Mr. Blank serves as the chair of the  audit committee of our general partner and as a member of the compensation and conflicts committees of our general partner.

Benjamin Borgen was elected as a director of our general partner on July 1,  2014.  Mr. Borgen has served as a Vice President of our general partner and its subsidiaries and affiliates, including TransMontaigne LLC, since July 2014.  Mr. Borgen was asked to join the board of directors, in part, based on his position at NGL and his executive management experience in the oil and gas industry. Mr. Borgen serves as Senior Vice President of Ethanol for NGL. Mr. Borgen joined NGL in December 2013 in connection with NGL’s acquisition of Gavilon, LLC, where Mr. Borgen oversaw ethanol marketing, origination and investment beginning in July 2012.  Prior to joining Gavilon, Mr. Borgen was Senior Vice President of Commodities for Aventine Renewable Energy from March 2010 to April 2012.  From June 2009 to February 2010, Mr. Borgen served as Director of Commodity Trading for Barclays Capital.  Prior to that, Mr. Borgen served as Vice President of Ethanol Trading and Marketing for Sempra Energy Trading from April 2005 to March 2009.   Since February 2013, Mr. Borgen has served on the board of directors of E Energy Adams, an independent ethanol producer.  Mr. Borgen holds a B.A. from Concordia College in Moorhead, Minnesota.

Robert A. Burk was elected as a director of our general partner on September 4, 2014.  Mr. Burk was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director.  Mr. Burk has served as the President and Managing Member of River District Development Group, LLC, a Tulsa-based commercial and retail developer since 2007, and as President and Managing Member of South Memorial Development Group, LLC, a Tulsa-based commercial and retail developer, since 2011.  Mr. Burk has served as a director as well as chairman of the audit committee and compliance committee, co-chairman of the IT committee, and a member of the executive committee and the compensation committees of the board of directors of Pacific Commerce Bank, a Los Angeles, California community bank, since 2011.  From 2004 until 2007, Mr. Burk served as Vice President, Secretary and General Counsel of Energy Transfer Partners, L.P.  Prior to joining Energy Transfer Partners, L.P., Mr. Burk was a partner in the law firm of Doerner, Sanders, Daniel & Anderson, LLP.  Mr. Burk holds a B.S. in Animal Science from Missouri State University and a J.D. from the University of Arkansas.  Mr. Burk serves as a member of the audit committee and the compensation committee of our general partner, as the chair of the conflicts committee of our general partner, and as the presiding director over non-management and independent directors.

Donald M. Jensen was elected as a director of our general partner on July 1, 2014.  Mr. Jensen has served as a Vice President of our general partner and its subsidiaries and affiliates, including TransMontaigne LLC, since July 2014.  Mr. Jensen was asked to join the board of directors, in part, based on his position at NGL and his executive management experience. Mr. Jensen serves as the Senior Vice President, Refined Fuels for NGL.  Mr. Jensen joined NGL in December 2013 in connection with NGL’s acquisition of Gavilon, LLC, where Mr. Jensen served as Senior Trader, Refined Products Trading from April 2010 to December 2013.  Prior to joining Gavilon, Mr. Jensen was the Vice President, Supply & Trading for Atlas Oil Company from October 2008 to January 2010.  Prior to that, Mr. Jensen held various management and trading positions at energy companies, including SemFuel, L.P., Louis Dreyfus Energy Services, Williams Energy Marketing Trading and Conoco Inc.  Mr. Jensen holds an M.B.A. from the University of Utah and a B.S. in Marketing from the University of Utah.

David C. Kehoe was elected as a director of our general partner on July 1,  2014.  Mr. Kehoe has served as a Vice President of our general partner and its subsidiaries and affiliates, including TransMontaigne LLC, since July 2014.  Mr. Kehoe was asked to join the board of directors, in part, based on his position at NGL and his executive management experience in the oil and gas industry. Mr. Kehoe serves as the Executive Vice President of the NGL — Crude Logistics segment. Mr. Kehoe joined NGL’s management team through its June 2012 merger with High Sierra Energy LP. Mr. Kehoe has served on High Sierra’s management team since 2007. Prior to that, Mr. Kehoe held various leadership positions with Petro Source Partners, LP from 1989 to 2007.

Lawrence C. Ross was elected as a director of our general partner on September 24, 2014.  Mr. Ross was asked to join the board of directors, in part, based on his executive management experience in the energy industry and because he qualified as an independent director.  From 2006 until his retirement in 2014, Mr. Ross was a corporate attorney in private practice in Denver, Colorado.  From 2000 until 2006, Mr. Ross served as Vice President, General Counsel and Assistant Secretary for Samsonite Corporation.  From 1981 until 1997, Mr. Ross served as Vice President, General Counsel and Secretary of Total Petroleum, Inc., the North American affiliate of Total S.A.  Prior thereto, Mr. Ross served as the General Counsel and Secretary of Vickers Petroleum Corporation.   Mr. Ross holds a B.A. and a J.D. from the University of Kansas.   Mr. Ross serves as the chair of the Compensation Committee of our general partner and as a member of the Audit and Conflicts Committees of our general partner.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Reporting Persons are also required by SEC regulations to furnish TransMontaigne Partners with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied, except that Mr. Burk’s Form 3 filed with the SEC on September 8, 2014 inadvertently failed to disclose an additional 1,953 common units that were, unbeknownst to Mr. Burk, held in an investment account under the investment direction of Mr. Burk’s broker.  On March 9, 2015, Mr. Burk filed a Form 3/A to disclose such additional common units.

Audit Committee

The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Steven A. Blank, Robert A. Burk and Lawrence C. Ross, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors of our general partner.

With respect to material relationships, the following relationships are not considered to be material for purposes of assessing independence: service as an officer, director, employee or trustee of, or greater than five percent beneficial ownership in (a) a supplier to the partnership if the annual sales to the partnership are less than one percent of the sales of the supplier; (b) a lender to the partnership if the total amount of the partnership’s indebtedness is less than one percent of the total consolidated assets of the lender; or (c) a charitable organization if the total amount of the partnership’s annual charitable contributions to the organization are less than three percent of that organization’s annual charitable receipts.

Based upon his education and employment experience as more fully detailed in Mr. Blank’s biography set forth above, Mr. Blank has been designated by the board as the audit committee’s financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d)(5)(ii) of Regulation S‑K of the Securities Exchange Act of 1934.

Conflicts Committee

Messrs. Blank, Burk and Ross currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services LLC long term incentive plan, pursuant to which we currently grant equity based awards to the independent directors of our general partner, and (2) which reviews the allocation of grants to certain employees of NGL Energy Operating under the TransMontaigne Services LLC savings and retention plan. The compensation committee has adopted a charter, which the board of directors of our general partner has ratified and approved. The committee may from time to time address on an ad hoc basis other issues related to compensation and benefits.

Messrs. Blank, Burk and Ross currently serve on the compensation committee.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. The board of directors has no policy requiring that we have a Chairman of the Board or that the positions of the Chairman of the Board and the Chief Executive Officer of our general partner be separate or that they be occupied by the same individual. The board of directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances.

The audit committee has adopted a Code of Business Conduct and Ethics, which the board of directors of our general partner has ratified and approved. The Code of Business Conduct applies to all employees of NGL Energy Operating acting on behalf of our general partner and to the officers and directors of our general partner. The audit committee has also adopted, and the board of directors of our general partner has ratified and approved, a Code of Ethics for Senior Financial Officers of our general partner. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of our general partner, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions. The Code of Business Conduct and Code of Ethics for Senior Financial Officers each require prompt disclosure of any waiver of the code for executive officers or directors made by the general partner’s board of directors or any committee thereof as required by law or the New York Stock Exchange.

Copies of our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Audit Committee Charter, and Compensation Committee Charter, are available on our website at www.transmontaignepartners.com.

Communications by Unitholders

Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets at the conclusion of regularly‑scheduled board meetings without the executive officers of our general partner or other employees of NGL Energy Operating present, which meetings are presided over by Mr. Burk as presiding director. In addition, the independent members of the board of directors of our general partner meet in executive sessions at the conclusion of regularly‑scheduled board meetings, pursuant to which, the board has chosen Mr. Burk to preside as chair of these executive session meetings.

Unitholders and other interested parties may communicate with (1) Mr. Burk, in his capacity as chairman of the executive session meetings of the board of directors of our general partner, (2) the independent members of the board of directors of our general partner as a group, or (3) any and all members of the board of directors of our general partner by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the independent directors (or to the presiding director or any standing committee of the board) at the following address and fax number:

Name of the Director(s)

c/o Secretary

TransMontaigne Partners L.P.

1670 Broadway, Suite 3100

Denver, Colorado 80202

(303) 626‑8228

The Secretary of our general partner will collect and organize all such communications in accordance with procedures approved by the board. The Secretary will forward all communications to the presiding director or to the identified director(s) as soon as practicable. However, we may handle differently communications that are abusive, offensive or that present safety or security concerns. If we receive multiple communications on a similar topic, our secretary may, in his or her discretion, forward only representative correspondence.

The presiding director will determine whether any communication addressed to the entire board should be properly addressed by the entire board or a committee thereof if a communication is sent to the board or a committee, the presiding director or the chairman of that committee, as the case may be, will determine whether the communication warrants a response. If a response to the communication is warranted, the content and method of the response will be coordinated with our general partner’s internal or external counsel.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. The executive officers of our general partner were employees of and paid by TransMontaigne Services LLC until January 1, 2015, at which time they became employees of and began being paid by NGL Energy Operating. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the omnibus agreement we pay TransMontaigne LLC a yearly administrative fee that is intended to compensate TransMontaigne LLC for providing, through NGL Energy Operating, certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2014, we paid TransMontaigne LLC an administrative fee of approximately $11.1 million. The administrative fee is a lump‑sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf. In addition, we agreed to reimburse TransMontaigne LLC and its affiliates at least $1.5 million for grants to key employees of NGL Energy Operating and its affiliates under the TransMontaigne Services LLC savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of NGL Energy Operating and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among these key employees are approved by the compensation committee of our general partner to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. For the year ended December 31, 2014, we reimbursed TransMontaigne LLC approximately $1.5 million for bonus awards granted to its key employees under the TransMontaigne Services LLC savings and retention plan.

The board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, which is determined by the compensation committee of TransMontaigne LLC. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted to our independent directors under TransMontaigne Services LLC’s long‑term incentive plan. To the extent that awards of phantom units granted under TransMontaigne Services LLC’s long‑term incentive plan are replaced with common units purchased by TransMontaigne Services LLC on the open market, we will reimburse TransMontaigne Services LLC for the purchase price of such units.

The primary elements of TransMontaigne LLC’s compensation program are a combination of annual cash and long‑term equity‑based compensation.  During 2014, elements of compensation for our executive officers consisted of the following:

•Annual base salary;

•Discretionary annual cash awards;

•Long‑term equity‑based compensation; and

•Other compensation, including very limited perquisites.

The elements of TransMontaigne LLC’s compensation program, along with TransMontaigne LLC’s other rewards (for example, benefits, work environment, career development), are intended to provide a total rewards package designed to support the business strategies of TransMontaigne LLC. During 2014, TransMontaigne LLC did not use any elements of compensation based on specific performance‑based criteria and did not have any other specific performance‑based objectives. Although the board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne LLC’s compensation program which are reasonably likely to have a material adverse effect on us.

TransMontaigne Services LLC’s savings and retention plan and long‑term incentive plan are intended to align the long‑term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards under the savings and retention plan is deemed invested in our common units.

Employment and Other Agreements

We have not entered into any employment agreements with any officers of our general partner.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10‑K for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE Lawrence C. Ross, Chair Steven A. Blank Robert A. Burk

COMPENSATION OF DIRECTORS

Employees of our general partner or its affiliates (including employees of NGL and its affiliates) who also serve as directors of our general partner will not receive additional compensation. Independent directors will receive a $30,000 annual cash retainer and an annual grant of 3,000 restricted phantom units, which will vest in 25% increments on the anniversary of their grant date and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). Upon vesting, the restricted phantom units will be replaced with our common units on a one‑for‑one basis, as the common units are acquired in the open market by the plan, or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director will be reimbursed for out‑of‑pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner’s directors for 2014.

Director Compensation Table for 2014

	Fees earned or	Stock		All other
	paid in cash ($)	awards ($)		compensation ($)	Total ($)
Name (a)	(b)	(c)		(g)	(h)
Atanas H. Atanasov(1)	—	—		—	—
Benjamin Borgen(1)	—	—		—	—
Donald M. Jensen(1)	—	—		—	—
David C. Kehoe(1)	—	—		—	—
Steven A. Blank	$8,071	$123,720	(2)	—	$131,791
Robert A. Burk	$9,701	$123,720	(2)	—	$133,421
Lawrence C. Ross	$8,071	$123,720	(2)	—	$131,791

(1)

Because Messrs. Atanasov, Borgen, Jensen and Kehoe are employees of an affiliate of our general partner, none of them receives compensation for service as a director of our general partner. At December 31, 2014, none of the foregoing directors held any restricted phantom or other limited partnership interests.

(2)

This dollar amount reflects the aggregate grant‑date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant‑date fair value is equal to $41.24, the closing price of our unrestricted common units on September 30, 2014. The restricted phantom units vest in 25% increments beginning on the first anniversary of their grant date and each of the succeeding three anniversaries (with vesting to be accelerated upon a change of control). At December 31, 2014, Messrs. Blank, Burk and Ross each held 3,000 restricted phantom units.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2014, Messrs. Blank, Burk and Ross served on the compensation committee of our general partner. During 2014, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company’s board of directors.

SAVINGS AND RETENTION PLAN

The board of directors of TransMontaigne LLC adopted the savings and retention plan of TransMontaigne Services LLC effective January 1, 2007, which was subsequently amended and restated. The plan is administered by the compensation committee of TransMontaigne LLC.  The purpose of the plan is to provide for the reward and retention of certain key employees of TransMontaigne Services LLC or its affiliates by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant’s annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change of control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change of control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. For certain senior level employees, including the executive officers of our general partner, all prior grants vested upon the change in control of TransMontaigne LLC that occurred on July 1, 2014. Pursuant to the provisions of the plan, once participating employees of TransMontaigne Services LLC reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty‑five and ten years of service as an officer of TransMontaigne LLC or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or its affiliates. For the awards granted under the plan in 2014, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer of our general partner each satisfied the age and length of service thresholds of the plan. For the awards granted under the plan in February 2015, the Chief Executive Officer and Chief Operating Officer of our general partner have each satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services LLC will receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2014, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant’s account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant’s account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poor’s 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant’s account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in‑kind, at the sole discretion of the plan administrator. For the year ended December 31, 2014, we reimbursed TransMontaigne LLC approximately $1.5 million for bonus awards under the plan.

LONG‑TERM INCENTIVE PLAN

Upon the consummation of our initial public offering in May 2005, TransMontaigne Services LLC adopted a long‑term incentive plan for employees and consultants of TransMontaigne Services LLC who provide services on our behalf, and our independent directors. Following the adoption of the amended and restated savings and retention plan of

TransMontaigne Services LLC, we have not granted awards under the long‑term incentive plan to officers or employees of NGL Energy Operating who provide services on our behalf, although we anticipate that annual grants to the independent directors of our general partner will continue to be made under the long‑term incentive plan.  During the year ended December 31, 2014, the compensation committee of the board of directors of our general partner awarded 15,000 restricted phantom units to the independent directors of our general partner under the plan.

The summary of the proposed long‑term incentive plan contained below does not purport to be complete, but outlines its material provisions. The long‑ term incentive plan consists of four components: restricted units, restricted phantom units, unit options and unit appreciation rights. As of February 27,  2015, the long‑term incentive plan permits the grant of awards covering an aggregate of 2,750,868 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. As of February 27,  2015, there were 2,501,948 units available for future grant under the long‑term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.  Pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units and restricted common units vest upon a change in control of TransMontaigne LLC. As a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014 all 15,000 outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time.  As of July 1, 2014, we recognized the remaining grant date fair value of these restricted phantom units, of approximately $0.6 million, as expense because the requisite service period for these restricted phantom units had been completed upon the change in control.  On December 19, 2014, the board of directors of our general partner adopted a revised form of non-employee director award agreement.  Under the revised non-employee director award agreement, all units will vest upon a change of control of our general partner, the Partnership or if the Partnership is not the surviving entity of a merger or similar transaction.

The board of directors of our general partner, in its discretion may terminate, suspend or discontinue the long‑term incentive plan at any time with respect to any award that has not yet been granted. The board of directors also has the right to alter or amend the long‑term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant, unless the change is necessary to comply with certain tax requirements.

Restricted Units and Restricted Phantom Units.  A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A restricted phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and restricted phantom units to employees, consultants and independent directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and restricted phantom units granted to employees, consultants and independent directors will vest. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and restricted phantom units will vest upon a change of control of us, our general partner or TransMontaigne LLC.

If a grantee’s employment, service relationship or membership on the board of directors terminates for any reason, the grantee’s restricted units and restricted phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of restricted phantom units may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. TransMontaigne Services LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of restricted phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the restricted phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to restricted phantom units.  As a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014, all restricted phantom units previously granted to the independent directors vested.

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

Unit Options and Unit Appreciation Rights.  The long‑term incentive plan permits the grant of options covering common units and the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the compensation committee in its discretion. The long‑term incentive plan permits grants of unit options and unit appreciation rights to employees, consultants and independent directors containing such terms as the compensation committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit options and unit appreciation rights will become exercisable upon a change in control of us, our general partner or TransMontaigne LLC, unless provided otherwise by the compensation committee.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 27, 2015 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 27, 2015, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 27, 2015 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

The calculation of the percentage of beneficial ownership is based on an aggregate of 16,124,566 limited partnership common units outstanding as of February 27, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 27, 2015 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

	Common units	Percentage of
	beneficially	common units
Name of beneficial owner	owned	beneficially owned
TransMontaigne LLC(1)	2,716,704	16.8%
NGL Energy Partners LP(2)	3,166,704	19.6%
OppenheimerFunds, Inc.(3)	2,824,373	17.5%
Energy Income Partners, LLC(4)	1,545,617	9.6%
First Trust Portfolios L.P.(5)	1,202,514	7.5%
Named Executive Officers
Charles L. Dunlap(6)	32,644	*
Frederick W. Boutin(7)	44,690	*
Robert T. Fuller(8)	3,683	*
Michael A. Hammell(8)	3,271	*
Gregory J. Pound(7)	33,164	*
Directors
Atanas H. Atanasov	—	*
Steven A. Blank(9)	—	*
Benjamin Borgen	—	*
Robert A. Burk(9)	9,453	*
Donald M. Jensen	—	*
David C. Kehoe	—	*
Lawrence C. Ross(9)	—	*
All directors, director nominees and executive officers as a group (12 persons)	126,905	0.8%

*Less than 1%.

(1)The common units beneficially owned by TransMontaigne LLC are held by TransMontaigne Services LLC. TransMontaigne LLC is the indirect parent company of TransMontaigne Services LLC and may, therefore, be deemed to beneficially own the units held by each of them. Excludes the 2% general partnership interest and related incentive distribution rights held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address of TransMontaigne LLC and TransMontaigne Services LLC is 1670 Broadway, Suite 3100, Denver, Colorado 80202.

(2)Based on the number of common units beneficially owned by TransMontaigne LLC and the Schedule 13D (Amendment No. 1) filed with the Securities and Exchange Commission on August 18, 2014 and information furnished by NGL. NGL may be deemed to beneficially own the 2,716,704 common units indirectly held by TransMontaigne Services LLC. NGL beneficially owns 450,000 common units. NGL may be deemed to have voting and dispositive power with respect to 2,716,704 common units beneficially owned by TransMontaigne Services LLC. The address of NGL is 6120 South Yale Avenue Suite 805, Tulsa, Oklahoma 74136.

(3)Based on the Schedule 13G (Amendment No. 4) filed with the Securities and Exchange Commission on February 10, 2015 by OppenheimerFunds, Inc. OppenheimerFunds, Inc. reports shared voting and dispositive power over the 2,824,373 common units reported above. OppenheimerFunds, Inc. may be deemed to beneficially own 1,386,234 common units held by Oppenheimer SteelPath MLP Alpha Fund. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(4)Based on the Schedule 13G (Amendment No. 2) filed with the Securities and Exchange Commission on February 17, 2015 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 1,545,617 common units. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(5)Based on the Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission on January 23, 2015 by First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation. The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. Each of the forgoing report beneficial ownership of 1,202,514 common units. The Charger Corporation and First Trust Advisors L.P. report shared voting and dispositive power over 1,202,514 common units, and First Trust Portfolios L.P. reports that it has no sole or shared voting or sole or shared disposition rights over any of the common units. The address of each of the forgoing is 120 East Liberty Drive, Suite 400, Wheaton, Illinois 60187.

(6)Mr. Dunlap retired from his position as Chief Executive Officer of TransMontaigne GP L.L.C. effective November 7, 2014.

(7)Includes 9,256 phantom units awarded to Mr. Boutin and 10,138 phantom units awarded to Mr. Pound, each pursuant to the TransMontaigne Services LLC savings and retention plan. Each of Messrs. Boutin and Pound have satisfied the age and length of service thresholds under the TransMontaigne Services LLC savings and retention plan, therefore, the common units beneficially owned and reported in the table above include phantom units that were immediately vested upon grant and will become payable as to 50% of a participant’s award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under “—Savings and Retention Plan” above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(8)Includes 1,424 phantom units awarded to Mr. Fuller in 2013 and 2014 and 3,271 phantom units awarded to Mr. Hammell in 2013 and 2014, each pursuant to the TransMontaigne Services LLC savings and retention plan.  The foregoing phantom units vested upon the NGL Acquisition effective July 1, 2014.  Excludes 3,098 phantom units awarded to Mr. Fuller and 3,043 phantom units awarded to Mr. Hammell in February 2015.  The phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Phantom units granted are subject to earlier vesting as described under “—Savings and Retention Plan” above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(9)Excludes 3,000 restricted phantom units awarded to each of Messrs. Blank, Burk, and Ross under the TransMontaigne Services LLC long term incentive plan that vest in four equal annual installments beginning on September 30, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2014.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights(1)	warrants and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,000	—	2,179,457
Total	9,000	—	2,179,457

(1)

At December 31, 2014, the long‑term incentive plan permits the grant of awards covering an aggregate of 2,428,377 units, of which 248,920 units had been granted since the inception of the plan, net of forfeitures. The number of units available for grant automatically increase on an annual basis by 2% of the total outstanding common units at the end of the preceding fiscal year. After giving effect to the automatic increase at the beginning of the 2015 fiscal year, a total of 2,750,868 units were made available for issuance under the plan, of which 2,501,948 units remain available for issuance under the plan as of February 27, 2015. For more information about our long‑term incentive plan, which did not require approval by our limited partners, refer to “Item 11. Executive Compensation—Long‑Term Incentive Plan,” and Note 14 to Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Our general partner’s conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne LLC or NGL or the modification of a material agreement between us and TransMontaigne LLC or NGL. Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition, the conflicts committee has been granted authority to engage outside advisors to assist it in making its determinations.

We also have attempted to resolve many of the conflicts of interest inherent in our operating structure by entering into various documents and agreements with TransMontaigne LLC. These agreements, and any amendments thereto, discussed below were not the result of arm’s‑length negotiations, and they, or any of the transactions that they provide for, may not be effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties.

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

NGL controls our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of February 27,  2015, affiliates of NGL, in the aggregate, owned a 21.2% interest in the partnership, consisting of 3,166,704 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that NGL may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

The following table summarizes the distributions and payments to be made by us to NGL and its other affiliates in connection with our ongoing operations.

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

During the year ended December 31, 2014, we distributed approximately $15.9 million to our general partner and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2014, we paid our general partner and its affiliates an administrative fee of approximately $11.1 million with an additional insurance reimbursement of approximately $3.7 million for the provision of various general and administrative services for our benefit. We also reimbursed TransMontaigne LLC approximately $1.5 million for grants to key employees of TransMontaigne LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan. For further information regarding the administrative fee, please see “—Omnibus Agreement; Payment of general and administrative services fee” below.

Omnibus Agreement

On May 27, 2005, we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement was amended and restated on December 31, 2007 and further amended by the first amendment on July 16, 2013. The omnibus agreement, as amended and restated, addresses the following matters:

•our obligation to pay TransMontaigne LLC an annual administrative fee, in the amount of approximately $11.1 million for the year ended December 31, 2014;

•our obligation to pay TransMontaigne LLC an annual insurance reimbursement, in the amount of approximately $3.7 million for the year ended December 31, 2014;

•our obligation to pay TransMontaigne LLC an annual reimbursement fee in an amount no less than $1.5 million for grants to key employees of TransMontaigne LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne LLC and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne LLC and its affiliates are approved by the compensation committee of our general partner;

•TransMontaigne LLC’s right of first refusal to purchase any assets that we propose to sell, subject to the limitations under the first amendment as set forth below; and

•TransMontaigne LLC’s right of first refusal to any storage capacity that becomes available after January 1, 2008, subject to the limitations under the first amendment.

The July 2013 first amendment extended the termination date of the omnibus agreement so that the omnibus agreement will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC, following at least 24 months’ prior written notice to the other parties. The first amendment did not change the fee structure and reimbursement provisions payable by us under the omnibus agreement. Under the first amendment, TransMontaigne LLC agreed to waive its existing right of first refusal on our assets and terminaling capacity such that in the event TransMontaigne LLC or NGL elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, then the right of first refusal with respect to the applicable storage capacity thereunder terminates.

Any or all of the provisions of the omnibus agreement, are terminable by TransMontaigne LLC at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Payment of general and administrative services fee and reimbursement of direct expenses.  Pursuant to the omnibus agreement, for the year ended December 31, 2014, we paid TransMontaigne LLC an annual administrative fee of approximately $11.1 million for the provision of various general and administrative services for our benefit. The administrative fee paid in fiscal 2014 partially reimburses TransMontaigne LLC for expenses it incurred to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, including the services of our executive officers, credit, payroll, taxes and engineering and other corporate services, to the extent such services were not outsourced by TransMontaigne LLC. The omnibus agreement further requires us to pay TransMontaigne LLC an annual insurance reimbursement in the amount of approximately $3.7 million for premiums on insurance policies covering our terminals and pipelines. The administrative fee may be increased annually by the percentage increase in the consumer price index for the immediately preceding year, and the insurance reimbursement will increase in accordance with increases in the premiums payable under the relevant policies. In addition, if we acquire or construct additional assets during the term of the agreement, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional assets. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional assets pursuant to the agreement. In addition, we agreed to reimburse TransMontaigne LLC and its affiliates no less than $1.5 million for grants to key employees of TransMontaigne LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan, provided that (i) no less than $1.5 million of the aggregate amount of such awards granted to key employees of TransMontaigne LLC and its affiliates will be allocated to an investment fund indexed to the performance of our common units, and (ii) the proposed allocations of such awards among the key employees of TransMontaigne LLC and its affiliates are approved by the compensation committee of our general partner, with the concurrence of the conflicts committee, to assure that an adequate portion of such awards are deemed invested in an investment fund indexed to the performance of our common units. The administrative fee did not include reimbursements for direct expenses TransMontaigne LLC incurred on our behalf, such as salaries of operational personnel performing services on‑site at our terminal and pipeline facilities and related employee benefit costs, including 401(k) and health insurance benefits. For the year ended December 31, 2014, we reimbursed TransMontaigne LLC approximately $22.6 million for direct expenses it incurred on our behalf, excluding reimbursements for grants to key employees of TransMontaigne LLC and its affiliates under the TransMontaigne Services LLC savings and retention plan.

Rights of First Offer and First Refusal.  The omnibus agreement also provides TransMontaigne LLC a right of first refusal to purchase any assets that we propose to sell; provided that, under the first amendment, in the event that TransMontaigne LLC or NGL elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, the right of first refusal to purchase such assets terminates. Subject to the foregoing, before we enter into any contract to sell such terminal or pipeline facilities to a third party, we must give written notice of all material terms of such proposed sale to TransMontaigne LLC. TransMontaigne LLC will then have the sole and exclusive option for a period of 45 days following receipt of the notice, to purchase the subject facilities for no less than 105% of the purchase price offered by the third party on the terms specified in the notice.

TransMontaigne LLC also has a right of first refusal to contract for the use of any refined product storage capacity that either (1) we put into commercial service after January 1, 2008, or (2) was subject to a terminaling services agreement that expires or is terminated (excluding a contract renewable solely at the option of our customer) after January 1, 2008; provided that, under the first amendment, in the event that TransMontaigne LLC or NGL elects to terminate any existing terminaling services agreement (or storage capacity therein) or in the event an existing agreement expires and is not renewed, the right of first refusal to contract for the use of such refined product storage capacity terminates. In order to exercise such rights, TransMontaigne LLC must agree to pay 105% of the fees offered by any third party customer.

The above provisions are discussed under Item 1. “Business—Our Relationship with TransMontaigne LLC and NGL Energy Partners LP” of this annual report.

Secondment Agreement

On December 30, 2014, we entered into a secondment agreement with TransMontaigne Services LLC and TransMontaigne GP L.L.C. Under the secondment agreement, TransMontaigne Services LLC agrees to second to Partners certain personnel to provide the on-site operational, maintenance and administrative services necessary to operate, manage and maintain the operations and assets of the Partnership in connection with its obligations under our omnibus agreement with TransMontaigne LLC.  The seconded personnel work under the direction, supervision and control of the Partnership.  Partners is obligated to reimburse TransMontaigne LLC for the seconded personnel pursuant to the terms of the omnibus agreement.

Terminaling Services Agreements

We have entered into various terminaling services agreements with NGL and TransMontaigne LLC, which are discussed in Note 2 of Notes to consolidated financial statements contained within Item 8. “Financial Statements and Supplementary Data” of this annual report.

Indemnification

We have entered into various indemnification agreements with TransMontaigne LLC, which are discussed under Item 1. “Business and Properties—Environmental Matters—Site Remediation” of this annual report.

DIRECTOR INDEPENDENCE

A description of the independence of the board of directors of our general partner may be found under Item 10. “Directors, Executive Officers of our General Partner and Corporate Governance” of this annual report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows (in thousands):

	2014	2013
Audit fees(1)	$638,000	$620,000
Comfort letter and consents	—	100,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$638,000	$720,000

(1)

Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and internal control over financial reporting, including Sarbanes‑Oxley 404 attestation, the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

The audit committee of our general partner’s board of directors has adopted an audit committee charter, which is available on our website at www.transmontaignepartners.com. The charter requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, comfort letter and consents, audit‑related, tax and all other fees categories above were approved by the audit committee in advance.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	1—The following documents are filed as a part of this annual report.
1.

Consolidated Financial Statements and Schedules.  See the index to the consolidated financial statements of TransMontaigne Partners L.P. and its subsidiaries that appears under Item 8. “Financial Statements and Supplementary Data” of this annual report.

2.

Financial Statement Schedules.  Financial statement schedules included in this Item 15 are the financial statements of Battleground Oil Specialty Terminal Company LLC. Other schedules are omitted because they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits. A list of exhibits required by Item 601 of Regulation S‑K to be filed as part of this annual report:
(A)

2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with Independent Auditor’s Report, as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013 and for the 11 Days Ended December 31, 2012 (unaudited):

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

  Battleground Oil Specialty Terminal Company LLC:

We have audited the accompanying financial statements of Battleground Oil Specialty Terminal Company LLC (the “Company”), which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of income, of members’ equity, and of cash flows for the years then ended.

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

Auditor's Responsibility

Our responsibility is to express an opinion on the financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battleground Oil Specialty Terminal Company LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 to the financial statements, the Company has extensive operations and relationships with its member, Kinder Morgan Battleground Oil, LLC and other affiliated companies.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2015

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF OPERATIONS

(In Thousands)

			11 Days Ended December 31, 2012 (unaudited)
	Year Ended December 31,
	2014	2013
Revenues	$49,924	$3,917	$—

Operating Costs and Expenses
Operations and maintenance	20,696	3,715	—
Depreciation and amortization	16,601	1,839	—
Taxes other than income taxes	3,244	275	—
Total Operating Costs and Expenses	40,541	5,829	—

Operating Income (Loss)	9,383	(1,912)	—

Other income (expense)	536	(11)	—

Income (Loss) Before Taxes	9,919	(1,923)	—

Income tax expense	180	14	—

Net Income (Loss)	$9,739	$(1,937)	$—

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In Thousands)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$16,339	$27,225
Accounts receivable, net	2,056	3,166
Inventories	815	296
Prepayments, net	190	89
Total current assets	19,400	30,776

Property, Plant and Equipment, net	510,707	457,999
Other, net	666	708

Total Assets	$530,773	$489,483

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payables	$3,959	$4,124
Payables to affiliate, net	1,769	22,937
Accrued taxes	390	1,006
Other accrued expenses	11,317	38,402
Total Current Liabilities	17,435	66,469

Total Liabilities	17,435	66,469

Contingencies and commitments (Note 6)
Members' Equity	513,338	423,014

Total Liabilities and Members' Equity	$530,773	$489,483

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

	Class A unitholders	Class B unitholders	Total unitholders
Balance at December 20, 2012 (unaudited)	179,325	—	179,325
Members contributions	—	—	—
Distributions	—	—	—
Net loss	—	—	—
Balance at December 31, 2012 (unaudited)	$179,325	$—	$179,325
Members contributions	245,626	—	245,626
Distributions	—	—	—
Net loss	(1,937)	—	(1,937)
Balance at December 31, 2013	$423,014	$—	$423,014
Members contributions	99,480	—	99,480
Distributions	(18,234)	(661)	(18,895)
Net Income	9,078	661	9,739
Balance at December 31, 2014	$513,338	$—	$513,338

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In Thousands)

			11 Days Ended December 31, 2012 (unaudited)
	Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net Income (Loss)	$9,739	$(1,937)	$—
Depreciation and amortization	16,601	1,839	—
Other adjustments to net income (loss)	121	(68)	(21)
Changes in components of working capital			—
Accounts receivable, net	1,110	(3,166)	—
Inventories	(519)	(296)	—
Accounts payables	(230)	3,978	(1,066)
Payables to affiliate, net	(85)	2,049	1,112
Accrued taxes	(616)	1,006	—
Other, net	3,068	(251)	—
Net Cash Provided by Operating Activities	29,189	3,154	25

Cash Flows From Investing Activities
Capital expenditures	(99,577)	(221,555)	(25)
Net Cash Used in Investing Activities	(99,577)	(221,555)	(25)

Cash Flows From Financing Activities
Member contributions	99,480	245,626	—
Distributions	(18,895)	—	—
Payables to affiliate, net	(21,083)	—	—
Net Cash Provided by Financing Activities	59,502	245,626	—

Net change in Cash and Cash Equivalents	(10,886)	27,225	—
Cash and Cash Equivalents, beginning of period	27,225	—	—
Cash and Cash Equivalents, end of period	$16,339	$27,225	$—

Supplemental Disclosures of Cash Flow Information
Net change in accrued capital expenditures	$(30,267)	$6,759	$—

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. General

Battleground Oil Specialty Terminal Company LLC, a Delaware limited liability company formed on May 26, 2011, is currently owned by Kinder Morgan Battleground Oil, LLC ("KM Battleground Oil"), a Delaware limited liability company, a wholly-owned, indirect subsidiary of Kinder Morgan Inc. ("KMI"), TransMontaigne Operating Company, L.P. ("TransMontaigne"), a Delaware limited partnership, a wholly-owned subsidiary of TransMontaigne Partners, L.P. and Tauber Terminals, L.P. ("Tauber"), a Texas limited partnership, collectively referred to as the Class A Members as well as non-voting Class B Members.

We own and operate a terminal facility that has 7.1 million barrels of distillate, residual fuel and other black oil product storage at a Houston Ship Channel site.  The facility also has deep draft docks and high speed pumps.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of generally accepted accounting principles in the United States.  We have evaluated subsequent events through March 3, 2015, the date the financial statements were available to be issued.

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable, net

We make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and we record adjustments as necessary for changed circumstances and customer-specific information.  When specific receivables are determined to be uncollectible, a reserve is established.  Allowance for doubtful accounts was $0.7 million and $0 as of December 31, 2014 and 2013, respectively.

Inventories

Inventories are comprised primarily of consumable spare parts used in the operations of the facilities and are recorded at the lower of average cost or net realizable value.

Property, Plant and Equipment

Our property, plant and equipment is recorded at its original cost of construction.  For constructed assets, we capitalize all construction-related direct labor and materials costs, as well as indirect construction costs.  Our indirect construction costs primarily include interest and labor and related costs of departments associated with supporting construction activities.  The indirect capitalized labor and related costs are based upon estimates of time spent supporting construction projects.  Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized.  Routine maintenance, repairs and renewal costs are expensed as incurred.  Depreciation on our long-lived assets is computed principally based on the straight-line method over their estimated useful lives.

Asset Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable.  We recognize impairment losses when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.  No impairment loss was recorded for the years ended December 31, 2014 or 2013.

Asset Retirement Obligations

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses.  We record, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired.  Amounts recorded for the related assets are increased by the amount of these obligations.  Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets.  The liabilities are eventually extinguished when the asset is taken out of service.

We expect to operate and maintain our terminal facilities as long as supply and demand for such services exist, which we expect for the foreseeable future.  Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our assets because these assets have indeterminate lives.  Accordingly, we had not recorded asset retirement obligations as of December 31, 2014 and 2013.  We continue to evaluate our asset retirement obligations.  Future developments could impact the amounts we record.

Other Contingencies

We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount.  Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Revenue Recognition

Our revenue is generated from storage services under long-term storage contracts.  We recognize storage revenues on firm contracted capacity ratably over the contract period regardless of the volume of petroleum products stored.  We may also generate revenues from throughput movements and ancillary services.  We record revenues for these additional services when performed and earned, subject to possible contractual minimums and maximums.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures.  We capitalize certain environmental expenditures required in obtaining rights-of-way, regulatory approvals or permitting as part of the construction. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation.  We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.  We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable. We record at fair value, where appropriate, environmental liabilities assumed in a business combination.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations.  These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts.  We also routinely adjust our environmental liabilities to reflect changes in previous estimates.  In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims.  Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs.  These revisions are reflected in our income in the period in which they are reasonably determinable.

Income Taxes

We are a limited liability company that has elected to be treated as a partnership for income tax purposes.  Accordingly, no provision for federal or state income taxes has been recorded in our financial statements and the tax effects of our activities accrue to our Members.  However, we are subject to Texas margin tax (a revenue based calculation), which is represented as Income tax expense on the accompanying Statements of Operations.

3. Property, Plant and Equipment

Our property, plant and equipment consisted of the following (in thousands):

	Useful Life in Years	December 31,
		2014	2013
Terminal and storage facilities	20-40	$429,378	$182,554
Buildings	30	13,068	5,419
Other support equipment	5-30	68,536	39,709
Accumulated depreciation and amortization		(18,448)	(1,845)
Property, plant and equipment, net		492,534	225,837
Land		13,168	—
Construction work-in-progress		5,005	232,162
Total		$510,707	$457,999

4. Related Party Transactions

Construction and Operations Management

We entered into an Operations and Reimbursement Agreement whereby KM Battleground Oil, as our Operator, oversees the construction and operations.  During construction, prior to operations, we paid the Operator and capitalized the Pre-Commissioning Services Fees of approximately $7 million for services rendered in connection with project and construction management.  Beginning in October 2013, we began paying the Operator the Services Fee of $1.5 million per year as part of our operations and maintenance expenses (escalating annually each October by the greater of the 12-month change in the Producer Price Index for Finished Goods, or 2%) to operate the terminal.

The Operator is allowed to pass through costs pertaining to tools and equipment, disposal of material and equipment, inventories of equipment, emergency activities, and terminal operations.  All operations and maintenance expenses are generally pass through costs.

Capital expenditures are at times paid by our affiliates or by affiliates of KM Battleground Oil, contributing to the creation of Payables to affiliate, net on the accompanying balance sheets.

For the year ended December 31, 2014, we had revenues from an affiliate of approximately $5,331,000.  At December 31, 2014, accounts receivable from that affiliate was approximately $83,556.

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

Our profits and losses, and cash distributions are allocated, and made, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement.  The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively.  KM Battleground Oil, TransMontaigne and Tauber own 55%, 42.5% and 2.5%, respectively, of our Class A Member interests.  Class B Member interests are not required to make capital contributions in order to maintain their profit interests.  Class A and Class B Members have other restrictions, obligations, and limitations as to the transfer of ownership interests.  Class A units outstanding as of December 31, 2014 and 2013 were 14,915,900.  Class B units outstanding as of December 31, 2014 and 2013 were 700.

Changes and amendments to the terms of the LLC Agreement, including its provisions regarding the approval of additional capital contributions, require both KM Battleground Oil and TransMontaigne approvals pursuant to the LLC Agreement.  Class A and Class B Members have other rights, preferences, obligations, and limitations, including limitations as to the transfer of ownership interests.

Cash distributions are paid based on distributable cash as defined in the LLC Agreement within 45 days after the end of each quarter on a pro-rata basis to our Members in accordance with their respective equity percentage interests as described above.

6. Legal, Environmental and Other Commitments

Legal Matters

We may be party to various legal, regulatory and other matters arising from the day-to-day operations of our businesses that may result in claims against us.  Although no assurance can be given, we believe, based on our experiences to-date and taking into account established reserves, that the ultimate resolution of such possible items would not have a material adverse impact on our business, financial position, results of operations or cash flows.  We believe we would have meritorious defenses to the matters to which we might be a party and would vigorously defend these matters.  If we were to determine a loss is probable of occurring and is reasonably estimable, we would accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time.  If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we would accrue the amount at the low end of the range.  We would disclose contingencies where an adverse outcome may be material, or in the judgment of management, they conclude the matter should otherwise be disclosed.  As of December 31, 2014 and 2013, we had accruals of $1.6 million and $0, respectively, related to legal matters.

We are engaged in an ongoing dispute with one of our major customers with respect to amounts due and potential damages associated with the commencement of operations under an agreement with our customer.  We are presently attempting to negotiate a resolution concerning this matter.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the possible environmental matters, and other matters to which we may be a party, would not have a material adverse effect on our business, financial position, results of operations or cash.  As of December 31, 2014 and 2013, we have no accruals for environmental matters.

Capital Commitments

As of December 31, 2014, we had capital expenditure commitments of approximately $0.4 million.

Leases

As of December 31, 2014, we had no capital leases.  We have one operating lease for a railcar pusher at $4,313 per month, through December 2019.  We have month-to-month operating leases for trailers and other equipment specific to the construction phase.

Future minimum annual rental commitments under our operating leases as of December 31, 2014, were as follows (in thousands):

2015	$52
2016	52
2017	52
2018	52
2019	50
Thereafter	—
Total	$258

7. Subsequent Events

A cash distribution of $7,640,894 was made on February 13, 2015 to the Class A and B Members.

(A)	3—EXHIBITS:

Exhibit Number	Description
2.1

Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services LLC (formerly known as TransMontaigne Product Services Inc.) and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2

Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1

Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on March 9, 2005).

3.2

First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3

First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.’s Annual Report on Form 10‑K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4

Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1

Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2

Letter Agreement to Second Amended and Restated Senior Secured Credit Facility, dated January 5, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.3

Second Amendment to Second Amended and Restated Senior Secured Credit Facility, dated March 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.4

Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.5

Fourth Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of July 1, 2014 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 7, 2014).

10.6

Fifth Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of February 26, 2015 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 2, 2015).

10.7

Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services LLC and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services LLC. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.8

Amended and Restated Omnibus Agreement, dated December 28, 2007, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.9

First Amendment to Amended and Restated Omnibus Agreement, dated as of July 16, 2013 by and among TransMontaigne LLC, TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.10+

TransMontaigne Services LLC (formerly known as TransMontaigne Services Inc.) Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.11

Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.12+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on May 24, 2005).

10.13+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Non‑Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on May 24, 2005).

10.14+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.15+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.16+*	Form of TransMontaigne Services LLC Long Term Incentive Plan Non Employee Director Award Agreement.
10.17

Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10 K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b 2 as promulgated under the Securities Exchange Act of 1934.

10.18

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.19

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.20

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.21

Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

10.22

First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

10.23

Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.24*	Secondment Agreement, dated December 30, 2014, by and among TransMontaigne Services LLC, TransMontaigne GP L.L.C. and TransMontaigne Partners L.P.
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*

Consent of Independent Registered Public Accounting Firm—consent of Deloitte & Touche LLP on the consolidated financial statements of TransMontaigne Partners, L.P. and the effectiveness of TransMontaigne Partners, L.P.’s internal control over financial reporting.

23.2*	Consent of Independent Registered Public Accounting Firm—consent of PricewaterhouseCoopers LLP on the financial statements of Battleground Oil Specialty Terminal Company LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*Filed with this annual report.

+Identifies each management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransMontaigne Partners L.P.

By:	TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin
Frederick W. Boutin Chief Executive Officer

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 12, 2015
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	March 12, 2015
Robert T. Fuller

/s/ Atanas H. Atanasov	Director	March 12, 2015
Atanas H. Atanasov

/s/ Steven A. Blank	Director	March 12, 2015
Steven A. Blank

/s/ Benjamin Borgen	Director	March 12, 2015
Benjamin Borgen

/s/ Robert A. Burk	Director	March 12, 2015
Robert A. Burk

/s/ Donald M. Jensen	Director	March 12, 2015
Donald M. Jensen

/s/ David C. Kehoe	Director	March 12, 2015

David C. Kehoe

/s/ Lawrence C. Ross	Director	March 12, 2015
Lawrence C. Ross

EXHIBIT INDEX

Exhibit Number	Description
2.1

Facilities Sale Agreement, dated as of December 29, 2006, by and between TransMontaigne Product Services LLC (formerly known as TransMontaigne Product Services Inc.) and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on January 5, 2007).

2.2

Facilities Sale Agreement, dated as of December 28, 2007, by and between TransMontaigne Product Services LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on January 3, 2008).

3.1

Certificate of Limited Partnership of TransMontaigne Partners L.P., dated February 23, 2005 (incorporated by reference to Exhibit 3.1 of TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on March 9, 2005).

3.2

First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., dated May 27, 2005 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

3.3

First Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated January 23, 2006 (incorporated by reference to Exhibit 3.3 of TransMontaigne Partners L.P.’s Annual Report on Form 10‑K filed by TransMontaigne Partners with the SEC on March 8, 2010).

3.4

Second Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 8, 2008).

10.1

Amended and Restated Senior Secured Credit Facility, dated March 9, 2011, by and among TransMontaigne Operating Company L.P., as borrower, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2011).

10.2

Letter Agreement to Second Amended and Restated Senior Secured Credit Facility, dated January 5, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.3

Second Amendment to Second Amended and Restated Senior Secured Credit Facility, dated March 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.4

Third Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of December 20, 2012 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.5

Fourth Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of July 1, 2014 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on August 7, 2014).

10.6

Fifth Amendment to Second Amended and Restated Senior Secured Credit Facility, effective as of February 26, 2015 among TransMontaigne Operating Company L.P., as borrower, among the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 2, 2015).

10.7

Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services LLC and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services LLC. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.8

Amended and Restated Omnibus Agreement, dated December 28, 2007, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.9

First Amendment to Amended and Restated Omnibus Agreement, dated as of July 16, 2013 by and among TransMontaigne LLC, TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.10+

TransMontaigne Services LLC (formerly known as TransMontaigne Services Inc.) Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.11

Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.12+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on May 24, 2005).

10.13+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Non‑Employee Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to TransMontaigne Partners L.P.’s Registration Statement on Form S‑1 (Registration No. 333‑123219) filed on May 24, 2005).

10.14+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Employee Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.15+

Form of TransMontaigne Services LLC Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on April 6, 2006).

10.16+*	Form of TransMontaigne Services LLC Long Term Incentive Plan Non Employee Director Award Agreement.
10.17

Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10 K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b 2 as promulgated under the Securities Exchange Act of 1934.

10.18

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.19

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.20

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.21

Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

10.22

First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP. Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

10.23

Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

10.24*	Secondment Agreement, dated December 30, 2014, by and among TransMontaigne Services LLC, TransMontaigne GP L.L.C. and TransMontaigne Partners L.P.
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
23.1*

Consent of Independent Registered Public Accounting Firm—consent of Deloitte & Touche LLP on the consolidated financial statements of TransMontaigne Partners, L.P. and the effectiveness of TransMontaigne Partners, L.P.’s internal control over financial reporting.

23.2*	Consent of Independent Registered Public Accounting Firm—consent of PricewaterhouseCoopers LLP on the financial statements of Battleground Oil Specialty Terminal Company LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*Filed with this annual report.

+Identifies each management compensation plan or arrangement.