Form 10-Q
period 2015-03-31
TransMontaigne Partners L.P.
filed 2015-05-07
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were 16,124,566 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2015 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2014, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 12, 2015 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2015:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$918	$3,304
Trade accounts receivable, net	8,761	9,359
Due from affiliates	1,194	1,316
Other current assets	2,772	3,065
Total current assets	13,645	17,044
Property, plant and equipment, net	385,840	385,301
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	248,090	249,676
Other assets, net	3,972	3,551
	$660,032	$664,057
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,565	$6,887
Accrued liabilities	11,010	9,835
Total current liabilities	17,575	16,722
Other liabilities	3,541	3,870
Long-term debt	250,000	252,000
Total liabilities	271,116	272,592
Commitments and contingencies (Note 15)
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at March 31, 2015 and December 31, 2014)	331,121	333,619
General partner interest (2% interest with 329,073 equivalent units outstanding at March 31, 2015 and December 31, 2014)	57,795	57,846
Total partners’ equity	388,916	391,465
	$660,032	$664,057

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Revenue:
External customers	$25,299	$13,623
Affiliates	12,598	24,430
Total revenue	37,897	38,053
Operating costs and expenses and other:
Direct operating costs and expenses	(14,954)	(15,392)
Direct general and administrative expenses	(1,021)	(918)
Allocated general and administrative expenses	(2,803)	(2,782)
Allocated insurance expense	(934)	(914)
Reimbursement of bonus awards expense	(525)	(375)
Depreciation and amortization	(7,337)	(7,400)
Earnings from unconsolidated affiliates	2,056	163
Total operating costs and expenses and other	(25,518)	(27,618)
Operating income	12,379	10,435
Other expenses:
Interest expense	(1,942)	(953)
Amortization of deferred financing costs	(315)	(244)
Total other expenses	(2,257)	(1,197)
Net earnings	10,122	9,238
Less—earnings allocable to general partner interest including incentive distribution rights	(1,850)	(1,756)
Net earnings allocable to limited partners	$8,272	$7,482
Net earnings per limited partner unit—basic and diluted	$0.51	$0.46

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2014 and three months ended March 31, 2015

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2013	$350,505	$57,962	$408,467
Distributions to unitholders	(42,561)	(7,283)	(49,844)
Deferred equity-based compensation related to restricted phantom units	721	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	(342)
Issuance of 20,500 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	32,463
Balance December 31, 2014	333,619	57,846	391,465
Distributions to unitholders	(10,723)	(1,901)	(12,624)
Deferred equity-based compensation related to restricted phantom units	23	—	23
Purchase of 2,001 common units by our long-term incentive plan	(70)	—	(70)
Net earnings for three months ended March 31, 2015	8,272	1,850	10,122
Balance March 31, 2015	$331,121	$57,795	$388,916

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$10,122	$9,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,337	7,400
Earnings from unconsolidated affiliates	(2,056)	(163)
Distributions from unconsolidated affiliates	3,642	750
Deferred equity-based compensation	23	52
Amortization of deferred financing costs	315	244
Amortization of deferred revenue	(309)	(740)
Unrealized loss on derivative instrument	149	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	598	(601)
Due from affiliates	122	(224)
Other current assets	293	191
Amounts due under long-term terminaling services agreements, net	41	277
Trade accounts payable	(1,403)	(657)
Due to affiliates	—	57
Accrued liabilities	1,175	(4,474)
Net cash provided by operating activities	20,049	11,350
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(18,017)
Capital expenditures	(6,744)	(1,723)
Net cash used in investing activities	(6,744)	(19,740)
Cash flows from financing activities:
Borrowings of debt under credit facility	20,800	39,000
Repayments of debt under credit facility	(22,800)	(17,000)
Deferred debt issuance costs	(997)	—
Distributions paid to unitholders	(12,624)	(12,136)
Purchase of common units by our long-term incentive plan	(70)	(85)
Net cash provided by (used in) financing activities	(15,691)	9,779
Increase (decrease) in cash and cash equivalents	(2,386)	1,389
Cash and cash equivalents at beginning of period	3,304	3,263
Cash and cash equivalents at end of period	$918	$4,652
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,615	$945
Property, plant and equipment acquired with accounts payable	$2,354	$341

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is an indirect wholly‑owned subsidiary of TransMontaigne LLC. At March 31, 2015,  NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne LLC, and as a result NGL is the indirect owner of our general partner. At March 31, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis tankage (collectively, the “NGL Acquisition”). All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL Acquisition did not involve the sale or purchase of any of our common units held by the public and our common units continue to trade on the New York Stock Exchange.

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2015 and December 31, 2014 and our results of operations for the three months ended March 31, 2015 and 2014.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2015 and 2014, we recognized revenue of approximately $1.8 million and $3.6 million, respectively, for net product gained. Within these amounts, approximately $0.9 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(i) Equity‑based compensation plan

Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost will be recognized over the period during which a board member or employee is required to provide services in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period. Compensation cost is recognized over the service period on a straight‑line basis.

(j)    Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Note 11 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

We did not have any derivative instruments at December 31, 2014. At March 31, 2015, our derivative instruments were limited to an interest rate swap agreement with a notional amount of $40.0 million that expires March 2018. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 1.09% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.    The objective of this update is to present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  Upon adoption, our unamortized debt issuance costs will be reclassified from other assets, net to long-term debt.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  We have an omnibus agreement with TransMontaigne LLC that will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay TransMontaigne LLC an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended March 31, 2015 and 2014, the administrative fee paid to TransMontaigne LLC was approximately $2.8 million and $2.8 million, respectively. If we acquire or construct additional facilities, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by TransMontaigne LLC to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne LLC.

The omnibus agreement further provides that we pay TransMontaigne LLC an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended March 31, 2015 and 2014, the insurance reimbursement paid to TransMontaigne LLC was approximately $0.9 million and $0.9 million, respectively. We also reimburse TransMontaigne LLC for direct operating costs and expenses that TransMontaigne LLC incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are allocated to an investment fund indexed to the performance of our common units. The value of our incentive bonus awards reimbursement for a single grant year may be no less than $1.5 million.  Effective April 14, 2015,  and beginning with our reimbursement for the 2015 incentive bonus awards, we have the option to provide the reimbursement in either cash or our common units, with the reimbursement payable by us in accordance with the underlying employee vesting and payment schedule of the TransMontaigne Services LLC savings and retention plan. Prior to the 2015 incentive bonus awards, we reimbursed our portion of the incentive bonus awards by making cash payments to TransMontaigne LLC over the first year that each applicable award was granted.  Our expenses associated with the reimbursement of incentive bonus awards were approximately $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

Terminaling services agreement—Florida and Midwest terminals.    In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement for light oil terminaling capacity at our Florida terminals. Effective September 16, 2014, we amended our long-term terminaling services agreement with RaceTrac Petroleum Inc. to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals. Simultaneous with the entry into the RaceTrac Petroleum Inc. agreement, we amended the Florida and Midwest terminaling services agreement to immediately terminate NGL’s obligations at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  The tankage at Cape Canaveral and Port Everglades South became available to RaceTrac Petroleum Inc. on September 16, 2014.  The tankage at Port Manatee is expected to become available to RaceTrac Petroleum Inc. in the third quarter of 2015, upon the completion of certain enhancements at this facility.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal.  NGL has agreed to allow us to re-contract some of this tankage prior to its effective contract termination date.  Accordingly, we have re-contracted approximately 0.5 million barrels of this capacity to World Fuel Services Corporation and RaceTrac Petroleum Inc. at similar rates charged to NGL.  The 0.5 million barrels of tankage became available to these third party customers in May of 2015.

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

Under the Florida and Midwest terminaling services agreement, taking into consideration terminations, NGL is obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, will result in minimum throughput payments to us of approximately $5.7 million for the year ending December 31, 2015. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity or for capacity that has been vacated.

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

Terminaling services agreement—Cushing terminal.  In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service on August 1, 2012. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of crude oil at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one‑year period following the in‑service date of August 1, 2012.  Subsequent to the NGL Acquisition,  effective July 1, 2014, revenue associated with the Cushing tankage is recorded as revenue from external customers as opposed to revenue from affiliates.

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

Under this agreement, NGL is obligated to throughput a volume of refined product at our Southeast terminals that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $27.0 million for the year ending December 31, 2015; with stipulated annual increases in throughput payments through July 31, 2015, and for each contract year thereafter the throughput payments will adjust based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

Terminaling services agreement—Collins/Purvis additional light oil tankage.  In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group for additional light oil tankage relating to our Collins/Purvis, Mississippi facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months’ prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to undertake certain capital projects to provide approximately 700,000 barrels of additional light oil capacity and other improvements at the Collins/Purvis terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for the one-year period following the in‑service date of July 2011 for the aforementioned capital projects, and for each contract year thereafter, subject to increases based on increases in the United States Consumer Price Index beginning July 1, 2018.    Subsequent to the NGL Acquisition, effective July 1, 2014, revenue associated with the Collins/Purvis additional light oil tankage is recorded as revenue from external customers as opposed to revenue from affiliates.

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

Barge dock services agreement—Baton Rouge dock.  Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, LA dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that will, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility.    Effective September 1, 2014, Morgan Stanley Capital Group assigned its rights and obligations under the Baton Rouge barge dock services agreement to Colonial Pipeline Company.  Subsequent to the NGL Acquisition, effective July 1, 2014, revenue associated with the Baton Rouge barge dock services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

If a force majeure event occurs that renders us unable to perform our obligations, Morgan Stanley Capital Group’s obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, Morgan Stanley Capital Group may terminate its obligations under this agreement.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended March 31, 2015 and 2014, we recognized revenue of approximately $1.2 million and $0.8 million, respectively, related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITION

On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, other black oils and distillates. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO for an additional 900,000 barrels of distillate tankage. Work on the expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014.  With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $529 million. Our total payments for the initial and for the expansion projects are estimated to be approximately $233 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Trade accounts receivable	$9,225	$9,823
Less allowance for doubtful accounts	(464)	(464)
	$8,761	$9,359

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
NGL Energy Partners LP	30%	—%
Morgan Stanley Capital Group	13%	62%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Amounts due from insurance companies	$1,094	$1,233
Additive detergent	1,361	1,591
Deposits and other assets	317	241
	$2,772	$3,065

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2015 and December 31, 2014, we have recognized amounts due from insurance companies of approximately $1.1 million and $1.2 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2015, we received reimbursements from insurance companies of approximately $0.1 million. During the three months ended March 31, 2015, we did not adjust our estimate of probable insurance recoveries.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Land	$52,519	$52,519
Terminals, pipelines and equipment	568,495	566,677
Furniture, fixtures and equipment	2,122	2,122
Construction in progress	11,451	5,444
	634,587	626,762
Less accumulated depreciation	(248,747)	(241,461)
	$385,840	$385,301

(7) GOODWILL

Goodwill is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Brownsville terminals	$8,485	$8,485

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

At March 31, 2015 and December 31, 2014, our only reporting unit that contained goodwill was our Brownsville terminals.  We did not recognize any goodwill impairment charges during the three months ended March 31, 2015 or during the year ended December 31, 2014 for this reporting unit.  However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2015 and December 31, 2014, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$224,567	$225,920
Frontera	50%	50%	23,523	23,756
Total investments in unconsolidated affiliates			$248,090	$249,676

At March 31, 2015 and December 31, 2014, our investment in BOSTCO includes approximately $7.7 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$1,781	$(80)
Frontera	275	243
Total earnings from investments in unconsolidated affiliates	$2,056	$163

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$—	$17,972
Frontera	—	45
Additional capital investments in unconsolidated affiliates	$—	$18,017

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$3,134	$113
Frontera	508	637
Cash distributions received from unconsolidated affiliates	$3,642	$750

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Current assets	$13,710	$19,400	$4,588	$4,222
Long-term assets	507,654	511,373	43,805	44,528
Current liabilities	(11,188)	(17,435)	(1,347)	(1,238)
Long-term liabilities	—	—	—	—
Net assets	$510,176	$513,338	$47,046	$47,512

Statements of operations:

	BOSTCO		Frontera
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$15,887	$8,337	$3,640	$3,045
Expenses	(11,467)	(8,455)	(3,090)	(2,559)
Net earnings (loss)	$4,420	$(118)	$550	$486

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Amounts due under long-term terminaling services agreements:
External customers	$552	$649
Affiliates	832	945
	1,384	1,594
Deferred financing costs, net of accumulated amortization of $3,593 and $3,278, respectively	1,820	1,138
Customer relationships, net of accumulated amortization of $1,738 and $1,687, respectively	692	743
Deposits and other assets	76	76
	$3,972	$3,551

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At March 31, 2015 and December 31, 2014, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $1.4 million and $1.6 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Customer advances and deposits:
External customers	$2,695	$2,756
Affiliates	2,677	—
	5,372	2,756
Accrued property taxes	1,497	892
Accrued environmental obligations	1,376	1,524
Interest payable	193	159
Rebate due to affiliate	—	1,795
Accrued expenses and other	2,572	2,709
	$11,010	$9,835

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2015 and December 31, 2014, we have billed and collected from certain of our customers approximately $5.4 million and $2.8 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At March 31, 2015 and December 31, 2014, we have accrued environmental obligations of approximately $1.4 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2015, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the three months ended March 31, 2015, we did not change our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Rebate due to affiliate.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At March 31, 2015 and December 31, 2014, we have accrued a liability due to affiliate of approximately $nil and $1.8 million, respectively. During the three months ended March 31, 2015, we paid approximately $1.8 million to our affiliate customer for the rebate due for the year ended December 31, 2014.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Advance payments received under long-term terminaling services agreements	$282	$451
Deferred revenue—ethanol blending fees and other projects	3,110	3,419
Unrealized loss on derivative instrument	149	—
	$3,541	$3,870

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2015 and December 31, 2014, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.3 million and $0.5 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At March 31, 2015 and December 31, 2014, we have unamortized deferred revenue of approximately $3.1 million and $3.4 million, respectively, for completed projects. During the three months ended March 31, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $0.3 million and $0.7 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time.  The most recent amendment to our credit facility was the Fifth Amendment, which was completed on February 26, 2015.  This amendment extended the maturity date of the credit facility from March 9, 2016 to July 31, 2018, increased the maximum borrowing line of credit from $350 million to $400 million, and allowed for up to $125 million in additional future “permitted JV investments”, which may include additional investments in BOSTCO.  In addition, the amendment allowed for, at our request, the maximum borrowing line of credit to be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

At March 31, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $368.7 million at March 31, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates.

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of March 31, 2015.

For the three months ended March 31, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 2.7% and 2.6%, respectively.  At March 31, 2015 and December 31, 2014, our outstanding borrowings under the credit facility were $250 million and $252 million, respectively. At March 31, 2015 and December 31, 2014, our outstanding letters of credit were $nil at both dates.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at March 31, 2015 and December 31, 2014	16,124,566	329,073

At March 31, 2015 and December 31, 2014, common units outstanding include 9,601 and 7,600 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan.

(14) LONG‑TERM INCENTIVE PLAN

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne Services LLC is an indirect wholly owned subsidiary of TransMontaigne LLC. TransMontaigne Services LLC employs the personnel who provide support to TransMontaigne LLC’s operations, as well as our operations. TransMontaigne Services LLC adopted a long‑term incentive plan for its employees and consultants and the independent directors of our general partner. The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,750,868 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At March 31, 2015,  2,501,948 units are available for future grant under the long‑term incentive plan. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of grant. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is currently used for grants to the independent directors of our general partner. TransMontaigne GP has historically purchased outstanding common units on the open market for purposes of making grants of restricted phantom units to independent directors of our general partner.

TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 2,001 and 2,001 common units pursuant to the program during the three months ended March 31, 2015 and 2014, respectively.

Information about restricted phantom unit activity for the three months ended March 31, 2015 is as follows:

		Restricted
	Available for	phantom
	future grant	units
Units outstanding at December 31, 2014	2,179,457	9,000
Automatic increase in units available for future grant on January 1, 2015	322,491	—
Units outstanding at March 31, 2015	2,501,948	9,000

We typically recognize the deferred equity‑based compensation expense associated with annual grants under the long-term incentive plan on a straight-line basis over their respective four-year vesting periods.  However, pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units vest upon a change in control of TransMontaigne LLC. Accordingly, as a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014 all 15,000 of the then outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time.

In September of 2014, our general partner appointed three new independent directors to replace the independent directors that had resigned in August of 2014.  The new independent directors, in aggregate, were granted 9,000 restricted phantom units on September 30, 2014.  We will recognize the deferred equity‑based compensation expense associated with these grants on a straight-line basis over their respective four‑year vesting periods.

Deferred equity‑based compensation of approximately $23,000 and $52,000 is included in direct general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.

(15) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At March 31, 2015, we have contractual commitments of approximately $10.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At March 31, 2015, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2015 (remainder of the year)	$2,835
2016	3,981
2017	3,003
2018	607
2019	594
Thereafter	3,414
$14,434

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $1.0  million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Legal proceedings.    The King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella-Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  In an effort to increase Nieto’s ability to transport LPG through the Diamondback pipeline during the period that the King Ranch plant was not operating and in reliance upon Nieto’s promise to reimburse us for the costs of construction, we constructed a truck unloading facility at our Brownsville terminal for Nieto’s use at a cost of approximately $0.5 million.  Nieto disputes requesting such a facility and has not reimbursed us for it.  Nieto also has claimed that the fire at the King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us and Nieto’s failure to reimburse us for the costs of the truck unloading facility that we constructed for it, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages that have accumulated as of March 31, 2015 in the amount of at least $6.2 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

(16) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Net earnings	$10,122	$9,238
Less:
Distributions payable on behalf of incentive distribution rights	(1,682)	(1,603)
Distributions payable on behalf of general partner interest	(219)	(217)
Earnings allocable to general partner interest less than distributions payable to general partner interest	51	64
Earnings allocable to general partner interest including incentive distribution rights	(1,850)	(1,756)
Net earnings allocable to limited partners per the consolidated statements of operations	$8,272	$7,482
Less distributions payable on behalf of unvested long-term incentive plan grants	(6)	(10)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$8,266	$7,472
Basic and diluted weighted average units	16,125	16,103
Net earnings per limited partner unit—basic and diluted	$0.51	$0.46

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2015 and December 31, 2014.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instrument.  The carrying amount of our interest rate swap as of March 31, 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy. We did not have an interest rate swap as of December 31, 2014.

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

The financial performance of our business segments is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Gulf Coast Terminals:
Terminaling services fees	$10,678	$11,768
Other	1,998	3,001
Revenue	12,676	14,769
Direct operating costs and expenses	(4,406)	(4,837)
Net margins	8,270	9,932
Midwest Terminals and Pipeline System:
Terminaling services fees	2,102	1,993
Pipeline transportation fees	414	327
Other	227	374
Revenue	2,743	2,694
Direct operating costs and expenses	(678)	(704)
Net margins	2,065	1,990
Brownsville Terminals:
Terminaling services fees	1,816	1,497
Pipeline transportation fees	1,182	366
Other	3,962	2,974
Revenue	6,960	4,837
Direct operating costs and expenses	(3,150)	(3,480)
Net margins	3,810	1,357
River Terminals:
Terminaling services fees	2,257	2,021
Other	255	214
Revenue	2,512	2,235
Direct operating costs and expenses	(1,543)	(1,782)
Net margins	969	453
Southeast Terminals:
Terminaling services fees	11,757	11,440
Other	1,249	2,078
Revenue	13,006	13,518
Direct operating costs and expenses	(5,177)	(4,589)
Net margins	7,829	8,929
Total net margins	22,943	22,661
Direct general and administrative expenses	(1,021)	(918)
Allocated general and administrative expenses	(2,803)	(2,782)
Allocated insurance expense	(934)	(914)
Reimbursement of bonus awards expense	(525)	(375)
Depreciation and amortization	(7,337)	(7,400)
Earnings from unconsolidated affiliates	2,056	163
Operating income	12,379	10,435
Other expenses	(2,257)	(1,197)
Net earnings	$10,122	$9,238

Supplemental information about our business segments is summarized below (in thousands):

	Three Months Ended March 31, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$9,920	$2,743	$5,773	$2,395	$4,468	$25,299
NGL Energy Partners LP	2,756	—	10	117	8,478	11,361
Frontera	—	—	1,177	—	—	1,177
TransMontaigne LLC	—	—	—	—	60	60
Revenue	$12,676	$2,743	$6,960	$2,512	$13,006	$37,897
Capital expenditures	$3,239	$437	$993	$1,328	$747	$6,744
Identifiable assets	$124,212	$23,585	$45,998	$54,028	$160,495	$408,318
Cash and cash equivalents						918
Investments in unconsolidated affiliates						248,090
Deferred financing costs						1,820
Other						886
Total assets						$660,032

	Three Months Ended March 31, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$6,023	$807	$3,996	$1,951	$846	$13,623
Morgan Stanley Capital Group	8,736	1,887	—	284	12,624	23,531
Frontera	—	—	841	—	—	841
TransMontaigne LLC	10	—	—	—	48	58
Revenue	$14,769	$2,694	$4,837	$2,235	$13,518	$38,053
Capital expenditures	$200	$28	$567	$493	$435	$1,723

r

(19) SUBSEQUENT EVENT

On April 13, 2015, we announced a distribution of $0.665 per unit for the period from January 1, 2015 through March 31, 2015. This distribution is payable on May 7, 2015 to unitholders of record on April 30, 2015.

On May 4, 2015, we entered into a new five year terminaling services agreement with Morgan Stanley Capital Group for approximately 2.7 million barrels of product storage capacity at our Collins/Purvis, Mississippi terminals.  The new agreement will be effective January 1, 2016 and will replace the existing agreement we have with Morgan Stanley Capital Group for this tankage.  The new agreement contains an increase to the minimum throughput payments and is anticipated to generate additional minimum throughput revenue in excess of $4.0 million annually.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Commercial activity.    On May 4, 2015, we entered into a new five year terminaling services agreement with Morgan Stanley Capital Group for approximately 2.7 million barrels of product storage capacity at our Collins/Purvis, Mississippi terminals.  The new agreement will be effective January 1, 2016 and will replace the existing agreement we have with Morgan Stanley Capital Group for this tankage.  The new agreement contains an increase to the minimum throughput payments and is anticipated to generate additional minimum throughput revenue in excess of $4.0 million annually.

We have recently contracted 110,000 barrels of available capacity at our Brownsville, Texas terminals to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.  We have also contracted 119,000 barrels of available capacity at our Louisville and Greater Cincinnati, Kentucky terminals to a different third party for a three year term commencing in May of 2015. The majority of this capacity had been unsubscribed since the beginning of 2012.  These two new agreements in combination are anticipated to generate additional minimum throughput revenue in excess of $2.5 million annually.

Effective March 1, 2015, our Frontera joint venture re-contracted a large portion of its capacity at a throughput rate that is in excess of the throughput rate contained in the previous contract.  The new agreement is anticipated to generate additional revenue at Frontera in excess of $1.5 million annually.  We have a 50% ownership interest in Frontera, and we expect to benefit from its additional revenue through increases in our proportionate share of Frontera’s earnings and cash distributions.

NGL has previously provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal.  NGL has agreed to allow us to re-contract some of this tankage prior to its effective contract termination date.  Accordingly, we have re-contracted approximately 0.5 million barrels of the capacity to World Fuel Services Corporation and RaceTrac Petroleum Inc. at similar rates charged to NGL. The 0.5 million barrels of tankage became available to these third party customers in May of 2015.  We expect to re-contract the remaining available space at Port Everglades North prior to April 30, 2016 and at rates that are at least similar to the current rate charged to NGL.

Quarterly distributions.    On January 8, 2015, we announced a distribution of $0.665 per unit for the period from October 1, 2014 through December 31, 2014. This distribution was paid on February 6, 2015 to unitholders of record on January 30, 2015.

On April 13, 2015, we announced a distribution of $0.665 per unit for the period from January 1, 2015 through March 31, 2015. This distribution is payable on May 7, 2015 to unitholders of record on April 30, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10‑K, filed on March 12, 2015 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2015	2014
Terminaling services fees	$28,610	$28,719
Pipeline transportation fees	1,596	693
Management fees and reimbursed costs	1,932	1,540
Other	5,759	7,101
Revenue	$37,897	$38,053

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees, management fees and reimbursed costs, and other revenue included in the table above.

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$12,676	$14,769
Midwest terminals and pipeline system	2,743	2,694
Brownsville terminals	6,960	4,837
River terminals	2,512	2,235
Southeast terminals	13,006	13,518
Revenue	$37,897	$38,053

Total revenue by business segment is presented and further analyzed below by category of revenue.

Terminaling services fees.  Pursuant to terminaling services agreements with our customers, which range from one month to approximately ten years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$10,678	$11,768
Midwest terminals and pipeline system	2,102	1,993
Brownsville terminals	1,816	1,497
River terminals	2,257	2,021
Southeast terminals	11,757	11,440
Terminaling services fees	$28,610	$28,719

The decrease in terminaling services fees includes a decrease of approximately $0.7 million at our Gulf Coast terminals resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida terminal effective May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity.

Included in terminaling services fees for the three months ended March 31, 2015 and 2014 are fees charged to affiliates of approximately $10.2 million and $19.8 million, respectively.

Our terminaling services agreements are structured as either throughput agreements or storage agreements. Most of our throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a fixed amount of revenue to be recognized by us. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of revenue to be recognized by us. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “variable.” The “firm commitments” and “variable” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2015	2014
Firm commitments:
External customers	$16,981	$8,043
Affiliates	9,576	19,688
Total	26,557	27,731
Variable:
External customers	1,364	866
Affiliates	689	122
Total	2,053	988
Terminaling services fees	$28,610	$28,719

At March 31, 2015, the remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2015 were as follows (in thousands):

At
March 31,
2015
Remaining minimum terms on terminaling services agreements that generated “firm commitments:”
Less than 1 year remaining	$4,859
1 year or more, but less than 3 years remaining	16,569
3 years or more, but less than 5 years remaining	4,112
5 years or more remaining	1,017
Total firm commitments for the three months ended March 31, 2015	$26,557

Pipeline transportation fees.  We earn pipeline transportation fees at our Razorback, Diamondback and Ella‑Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We own the Razorback and Diamondback pipelines, and we lease the Ella‑Brownsville pipeline from a third party. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	414	327
Brownsville terminals	1,182	366
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,596	$693

The increase in pipeline transportation fees includes an increase of approximately $0.8 million resulting from the King Ranch natural gas processing plant in Kleberg County, Texas becoming operational again in late November 2014.  The plant had been previously shutdown since November 2013 due to a fire at the plant.  The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We are currently in a dispute with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational.  See “Item 1. Legal Proceedings” for a discussion of the legal damages we are seeking from Nieto.

Included in pipeline transportation fees for the three months ended March 31, 2015 and 2014 are fees charged to affiliates of $nil and approximately $0.1 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$191	$244
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,741	1,296
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$1,932	$1,540

Included in management fees and reimbursed costs for the three months ended March 31, 2015 and 2014 are fees charged to affiliates of approximately $1.2 million and $1.1 million, respectively.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2015	2014
Product gains	$1,825	$3,617
Steam heating fees	1,682	1,581
Product transfer services	355	329
Railcar handling	199	230
Other	1,698	1,344
Other revenue	$5,759	$7,101

For the three months ended March 31, 2015 and 2014, we sold approximately 27,260 and 38,350 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $67 and $116 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended March 31, 2015 and 2014, we have accrued a liability due to our customers under the Southeast terminaling services agreement of approximately $nil and $0.8 million, respectively.

Included in other revenue for the three months ended March 31, 2015 and 2014 are amounts charged to affiliates of approximately $1.2 million and  $3.4 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$1,807	$2,757
Midwest terminals and pipeline system	227	374
Brownsville terminals	2,221	1,678
River terminals	255	214
Southeast terminals	1,249	2,078
Other revenue	$5,759	$7,101

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2015	2014
Wages and employee benefits	$5,217	$5,666
Utilities and communication charges	2,069	2,412
Repairs and maintenance	3,095	2,758
Office, rentals and property taxes	2,313	2,298
Vehicles and fuel costs	269	364
Environmental compliance costs	554	661
Other	1,437	1,233
Direct operating costs and expenses	$14,954	$15,392

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2015	2014
Gulf Coast terminals	$4,406	$4,837
Midwest terminals and pipeline system	678	704
Brownsville terminals	3,150	3,480
River terminals	1,543	1,782
Southeast terminals	5,177	4,589
Direct operating costs and expenses	$14,954	$15,392

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and deferred equity‑based compensation under the long-term incentive plan. The direct general and administrative expenses were approximately $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense was approximately $7.3 million and $7.4 million, respectively.

For the three months ended March 31, 2015 and 2014, interest expense was approximately $1.9 million and $1.0 million, respectively.  The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO as it was placed into service throughout the first three quarters of 2014.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2015 and December 31, 2014, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$224,567	$225,920
Frontera	50%	50%	23,523	23,756
Total investments in unconsolidated affiliates			$248,090	$249,676

At March 31, 2015 and December 31, 2014, our investment in BOSTCO includes approximately $7.7 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$1,781	$(80)
Frontera	275	243
Total earnings from investments in unconsolidated affiliates	$2,056	$163

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$—	$17,972
Frontera	—	45
Additional capital investments in unconsolidated affiliates	$—	$18,017

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
BOSTCO	$3,134	$113
Frontera	508	637
Cash distributions received from unconsolidated affiliates	$3,642	$750

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

Our capital expenditures for the three months ended March 31, 2015 were approximately $6.7 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved additional expansion capital projects at our existing terminals that currently are, or will be, under construction with estimated completion dates that extend throughout 2015. At March 31, 2015, the remaining expenditures to complete the approved additional expansion capital projects are estimated to be approximately $15 million. We expect to fund our future expansion capital expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. Concurrent with the Fifth Amendment to the credit facility, which was effective as of February 26, 2015 (see Note 12 of Notes to consolidated financial statements), the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $368.7  million at March 31, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2015, our outstanding borrowings under the credit facility were $250 million.

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

					Twelve months
	Three months ended				ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2014	2014	2014	2015	2015
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$20,181	$17,847	$18,278	$21,325	$77,631
Consolidated funded indebtedness					$250,000
Total leverage ratio					3.22	x
Consolidated EBITDA for the interest coverage ratio	$20,181	$17,847	$18,278	$21,325	$77,631
Consolidated interest expense, as stipulated in the credit facility (1)	$1,226	$1,493	$1,817	$1,793	$6,329
Interest coverage ratio					12.27	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$20,181	$17,847	$18,278	$21,325	$77,631
Consolidated interest expense	(1,226)	(1,493)	(1,817)	(1,942)	(6,478)
Unrealized loss on derivative instrument	—	—	—	149	149
Amortization of deferred revenue	(671)	(510)	(516)	(309)	(2,006)
Change in operating assets and liabilities	(2,644)	(869)	3,019	826	332
Cash flows provided by operating activities	$15,640	$14,975	$18,964	$20,049	$69,628

(1)Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes non-cash unrealized gains and losses recognized on our derivative instrument.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 12, 2015, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2014.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with an interest rate swap, which reduces our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2015, we are party to an interest rate swap agreement with a notional amount of $40.0 million that expires March 2018. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 1.09% and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.  At March 31, 2015, we had outstanding borrowings of $250 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2015, the terms of our interest rate swap agreement and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.1 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the three months ended March 31, 2015 and 2014, we sold approximately 27,260 and 38,350 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $67 and $116 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

The King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella-Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  In an effort to increase Nieto’s ability to transport LPG through the Diamondback pipeline during the period that the King Ranch plant was not operating and in reliance upon Nieto’s promise to reimburse us for the costs of construction, we constructed a truck unloading facility at our Brownsville terminal for Nieto’s use at a cost of approximately $0.5 million.  Nieto disputes requesting such a facility and has not reimbursed us for it.  Nieto also has claimed that the fire at the King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us and Nieto’s failure to reimburse us for the costs of the truck unloading facility that we constructed for it, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages that have accumulated as of March 31, 2015 in the amount of at least $6.2 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

ITEM 1A.  RISK FACTORS

The following risk factors, discussed in more detail below and in “Item 1A. Risk Factors,” in our Annual Report on Form 10‑K, filed on March 12, 2015, are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

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

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10‑K for the year ended December 31, 2014, filed on March 12, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of securities.  The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended March 31, 2015 covered by this report.

			Total number of	Maximum number
			common units	of common units
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	common units	paid per	announced	the plans or
Period	purchased	common unit	plans or programs	programs
January	667	$32.04	667	2,001
February	667	$37.06	667	1,334
March	667	$35.64	667	667
	2,001	$34.91	2,001

During the three months ended March 31, 2015, we purchased 2,001 common units, with approximately $70,000 of aggregate market value, in the open market pursuant to a purchase program announced on March 31, 2013. The purchase program establishes the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services LLC Long‑Term Incentive Plan to independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015.  Future grants of restricted phantom units under the TransMontaigne Services LLC Long‑Term Incentive Plan are expected to be settled by us through the issuance of common units pursuant to our existing Form S-8 Registration Statements.

ITEM 5.  OTHER INFORMATION

Amendment to the First Amended and Restated Agreement of Limited Partnership.  On May 5, 2015, our General Partner adopted the Third Amendment to First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P., effective as May 5, 2015 (the “Third Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 27, 2005, as previously amended by the First Amendment to Partnership Agreement dated as of January 23, 2006, and by the Second Amendment to Partnership Agreement dated as of April 7, 2008 (collectively referred to as the Amended Partnership Agreement).  The Third Amendment adopted a forum selection clause selecting the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) as the exclusive forum for suits: (a) arising under the Amended Partnership Agreement; (b) brought in a derivative manner on behalf of the Partnership; (c) asserting a breach of fiduciary or other duty owed by any director, officer, or other employee of the Partnership or the General Partner, or owed by the General Partner, to the Partners or the limited partners; (d) asserting a claim under the Delaware Revised Uniform Limited Partnership Act (or other applicable governing statute); or (e) asserting a claim governed by the internal affairs doctrine.

The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q, which is incorporated into this Item 5 by reference.

ITEM 6.  EXHIBITS

Exhibits:

3.1	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 5, 2015.
10.1

Second Amendment to Amended and Restated Omnibus Agreement, dated as of April 14, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.),  TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 7, 2015	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
3.1	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 5, 2015.
10.1

Second Amendment to Amended and Restated Omnibus Agreement, dated as of April 14, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.