Form 10-Q
period 2015-06-30
TransMontaigne Partners L.P.
filed 2015-08-06
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were 16,124,566 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2015 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2014, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 12, 2015 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2015:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,046	$3,304
Trade accounts receivable, net	10,047	9,359
Due from affiliates	852	1,316
Other current assets	2,379	3,065
Total current assets	18,324	17,044
Property, plant and equipment, net	386,737	385,301
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	249,297	249,676
Other assets, net	3,940	3,551
	$666,783	$664,057
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$5,290	$6,887
Due to affiliates	115	—
Accrued liabilities	11,531	9,835
Total current liabilities	16,936	16,722
Other liabilities	3,301	3,870
Long-term debt	257,000	252,000
Total liabilities	277,237	272,592
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at June 30, 2015 and December 31, 2014)	331,759	333,619
General partner interest (2% interest with 329,073 equivalent units outstanding at June 30, 2015 and December 31, 2014)	57,787	57,846
Total partners’ equity	389,546	391,465
	$666,783	$664,057

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
External customers	$26,754	$15,474	$52,053	$29,097
Affiliates	10,280	23,885	22,878	48,315
Total revenue	37,034	39,359	74,931	77,412
Operating costs and expenses and other:
Direct operating costs and expenses	(15,872)	(16,396)	(30,826)	(31,788)
Direct general and administrative expenses	(672)	(462)	(1,693)	(1,380)
Allocated general and administrative expenses	(2,802)	(2,782)	(5,605)	(5,564)
Allocated insurance expense	(934)	(913)	(1,868)	(1,827)
Reimbursement of bonus awards expense	(539)	(375)	(1,064)	(750)
Depreciation and amortization	(7,476)	(7,396)	(14,813)	(14,796)
Earnings from unconsolidated affiliates	5,517	1,275	7,573	1,438
Total operating costs and expenses and other	(22,778)	(27,049)	(48,296)	(54,667)
Operating income	14,256	12,310	26,635	22,745
Other expenses:
Interest expense	(1,943)	(1,226)	(3,885)	(2,179)
Amortization of deferred financing costs	(125)	(244)	(440)	(488)
Total other expenses	(2,068)	(1,470)	(4,325)	(2,667)
Net earnings	12,188	10,840	22,310	20,078
Less—earnings allocable to general partner interest including incentive distribution rights	(1,893)	(1,865)	(3,743)	(3,621)
Net earnings allocable to limited partners	$10,295	$8,975	$18,567	$16,457
Net earnings per limited partner unit—basic	$0.64	$0.56	$1.15	$1.02
Net earnings per limited partner unit—diluted	$0.64	$0.56	$1.15	$1.02

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2014 and six months ended June 30, 2015

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2013	$350,505	$57,962	$408,467
Distributions to unitholders	(42,561)	(7,283)	(49,844)
Equity-based compensation	721	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	(342)
Issuance of 20,500 common units due to vesting of restricted phantom units	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	32,463
Balance December 31, 2014	333,619	57,846	391,465
Distributions to unitholders	(21,445)	(3,802)	(25,247)
Equity-based compensation	1,110	—	1,110
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for six months ended June 30, 2015	18,567	3,743	22,310
Balance June 30, 2015	$331,759	$57,787	$389,546

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net earnings	$12,188	$10,840	$22,310	$20,078
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,476	7,396	14,813	14,796
Earnings from unconsolidated affiliates	(5,517)	(1,275)	(7,573)	(1,438)
Distributions from unconsolidated affiliates	4,310	1,688	7,952	2,438
Equity-based compensation	1,087	62	1,110	114
Amortization of deferred financing costs	125	244	440	488
Amortization of deferred revenue	(258)	(671)	(567)	(1,411)
Unrealized loss (gain) on derivative instruments	(59)	—	90	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,286)	(1,518)	(688)	(2,119)
Due from affiliates	342	(968)	464	(1,192)
Other current assets	393	38	686	229
Amounts due under long-term terminaling services agreements, net	298	336	339	613
Trade accounts payable	(588)	452	(1,991)	(205)
Due to affiliates	115	(57)	115	—
Accrued liabilities	521	(927)	1,696	(5,401)
Net cash provided by operating activities	19,147	15,640	39,196	26,990
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(5,380)	—	(23,397)
Capital expenditures	(9,010)	(889)	(15,754)	(2,612)
Net cash used in investing activities	(9,010)	(6,269)	(15,754)	(26,009)
Cash flows from financing activities:
Borrowings of debt under credit facility	17,200	17,000	38,000	56,000
Repayments of debt under credit facility	(10,200)	(17,000)	(33,000)	(34,000)
Deferred debt issuance costs	(364)	—	(1,361)	—
Distributions paid to unitholders	(12,623)	(12,462)	(25,247)	(24,598)
Purchase of common units by our long-term incentive plan	(22)	(92)	(92)	(177)
Net cash used in financing activities	(6,009)	(12,554)	(21,700)	(2,775)
Increase (decrease) in cash and cash equivalents	4,128	(3,183)	1,742	(1,794)
Cash and cash equivalents at beginning of period	918	4,652	3,304	3,263
Cash and cash equivalents at end of period	$5,046	$1,469	$5,046	$1,469
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,910	$1,240	$3,525	$2,185
Property, plant and equipment acquired with accounts payable	$1,669	$75	$1,669	$75

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is an indirect wholly‑owned subsidiary of TransMontaigne LLC. At June 30, 2015,  NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne LLC, and as a result NGL is the indirect owner of our general partner. At June 30, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2015 and December 31, 2014 and our results of operations for the three and six months ended June 30, 2015 and 2014.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2015 and 2014, we recognized revenue of approximately $2.2 million and $4.1 million, respectively, for net product gained. Within these amounts, approximately $0.7 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, were pursuant to terminaling services agreements with affiliate customers.    For the six months ended June 30, 2015 and 2014, we recognized revenue of approximately $4.0 million and $7.7 million, respectively, for net product gained. Within these amounts, approximately $1.6 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(i) Equity based compensation

Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the measurement‑date fair value of the award. That cost is recognized during the period services are provided  in exchange for the award.

(j)    Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Note 11 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

We did not have any derivative instruments at December 31, 2014. At June 30, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(l) Net earnings per limited partner unit

Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are net of the earnings allocable to the general partner interest and distributions payable to any restricted phantom units granted under our equity based compensation plans that participate in Partners’ distributions (see Note 15 of Notes to consolidated financial statements). The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner’s share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partner units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period and any potential dilutive securities outstanding during the period.

(m) Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  We have an omnibus agreement with TransMontaigne LLC that will continue in effect until the earlier to occur of (i) TransMontaigne LLC ceasing to control our general partner or (ii) the election of either us or TransMontaigne LLC, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay TransMontaigne LLC an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended June 30, 2015 and 2014, the administrative fee paid to TransMontaigne LLC was approximately $2.8 million and $2.8 million, respectively. For the six months ended June 30, 2015 and 2014, the administrative fee paid to TransMontaigne LLC was approximately $5.6 million and $5.6 million, respectively.  If we acquire or construct additional facilities, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional facilities pursuant to the agreement. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne LLC.

The omnibus agreement further provides that we pay TransMontaigne LLC an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended June 30, 2015 and 2014, the insurance reimbursement paid to TransMontaigne LLC was approximately $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2015 and 2014, the insurance reimbursement paid to TransMontaigne LLC was approximately $1.9 million and $1.8 million, respectively.  We also reimburse TransMontaigne LLC for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units.  The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC or the delivery of our common units to TransMontaigne LLC or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the TransMontaigne Services LLC savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to TransMontaigne LLC over the first year that each applicable award was granted.  For the three months ended June 30, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $0.5 million and $0.4 million respectively.  For the six months ended June 30, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $1.1 million and $0.8 million respectively.

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

Terminaling services agreement—Florida and Midwest terminals.    In connection with the NGL Acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement for light oil terminaling capacity at our Florida terminals. Effective September 16, 2014, we amended our long-term terminaling services agreement with RaceTrac Petroleum Inc. to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals. Simultaneous with the entry into the RaceTrac Petroleum Inc. agreement, we amended the Florida and Midwest terminaling services agreement to immediately terminate NGL’s obligations at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  The tankage at Cape Canaveral and Port Everglades South became available to RaceTrac Petroleum Inc. on September 16, 2014.  The tankage at Port Manatee became available to RaceTrac Petroleum Inc. in July of 2015, upon the completion of certain enhancements at this facility.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal.  NGL has agreed to allow us to re-contract some of this tankage prior to its effective contract termination date.  Accordingly, we have re-contracted approximately 0.5 million barrels of this capacity to World Fuel Services Corporation and RaceTrac Petroleum Inc. at similar rates charged to NGL.  The approximately 0.5 million barrels of tankage became available to these third party customers in May of 2015.

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

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended June 30, 2015 and 2014, we recognized revenue of approximately $1.0 million and $1.0 million, respectively, related to this operations and reimbursement agreement.

(3) TERMINAL ACQUISITION

On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO, for approximately $79 million, from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, other black oils and distillates. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity. The BOSTCO facility began initial commercial operations in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

On June 5, 2013, we announced an expansion of BOSTCO for an additional 900,000 barrels of distillate tankage. Work on the expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014.  With the addition of this expansion project, BOSTCO has capacity of approximately 7.1 million barrels at an overall construction cost of approximately $530 million. Our total payments for the initial and expansion projects are estimated to be approximately $234 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Trade accounts receivable	$10,511	$9,823
Less allowance for doubtful accounts	(464)	(464)
	$10,047	$9,359

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
NGL Energy Partners LP	25%	—%	28%	—%
Morgan Stanley Capital Group	12%	58%	13%	60%
RaceTrac Petroleum Inc.	11%	5%	10%	5%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Amounts due from insurance companies	$844	$1,233
Additive detergent	1,404	1,591
Deposits and other assets	131	241
	$2,379	$3,065

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2015 and December 31, 2014, we have recognized amounts due from insurance companies of approximately $0.8 million and $1.2 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2015, we received reimbursements from insurance companies of approximately $0.3 million. During the six months ended June 30, 2015, we decreased our estimate of probable future insurance recoveries by $0.1 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Land	$52,519	$52,519
Terminals, pipelines and equipment	578,386	566,677
Furniture, fixtures and equipment	2,184	2,122
Construction in progress	9,820	5,444
	642,909	626,762
Less accumulated depreciation	(256,172)	(241,461)
	$386,737	$385,301

(7) GOODWILL

Goodwill is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Brownsville terminals	$8,485	$8,485

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

At June 30, 2015 and December 31, 2014, our only reporting unit that contained goodwill was our Brownsville terminals.  We did not recognize any goodwill impairment charges during the six months ended June 30, 2015 or during the year ended December 31, 2014 for this reporting unit.  However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

 (8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2015 and December 31, 2014, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its approximately 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$225,686	$225,920
Frontera	50%	50%	23,611	23,756
Total investments in unconsolidated affiliates			$249,297	$249,676

At June 30, 2015 and December 31, 2014, our investment in BOSTCO includes approximately $7.5 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
BOSTCO	$4,793	$1,329	$6,574	$1,249
Frontera	724	(54)	999	189
Total earnings from investments in unconsolidated affiliates	$5,517	$1,275	$7,573	$1,438

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
BOSTCO	$—	$5,380	$—	$23,352
Frontera	—	—	—	45
Additional capital investments in unconsolidated affiliates	$—	$5,380	$—	$23,397

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
BOSTCO	$3,674	$1,044	$6,808	$1,157
Frontera	636	644	1,144	1,281
Cash distributions received from unconsolidated affiliates	$4,310	$1,688	$7,952	$2,438

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Current assets	$18,723	$19,400	$5,233	$4,222
Long-term assets	503,827	511,373	43,344	44,528
Current liabilities	(9,524)	(17,435)	(1,355)	(1,238)
Long-term liabilities	—	—	—	—
Net assets	$513,026	$513,338	$47,222	$47,512

Statements of operations:

	BOSTCO		Frontera
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$22,967	$12,406	$4,251	$3,415
Expenses	(11,157)	(9,203)	(2,803)	(3,523)
Net earnings (loss)	$11,810	$3,203	$1,448	$(108)

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$38,854	$20,743	$7,891	$6,460
Expenses	(22,624)	(17,658)	(5,893)	(6,082)
Net earnings	$16,230	$3,085	$1,998	$378

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Amounts due under long-term terminaling services agreements:
External customers	$431	$649
Affiliates	732	945
	1,163	1,594
Deferred financing costs, net of accumulated amortization of $3,612 and $3,278, respectively	2,059	1,138
Customer relationships, net of accumulated amortization of $1,789 and $1,687, respectively	641	743
Deposits and other assets	77	76
	$3,940	$3,551

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At June 30, 2015 and December 31, 2014, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $1.2 million and $1.6 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Customer advances and deposits:
External customers	$2,795	$2,756
Affiliates	2,584	—
	5,379	2,756
Accrued property taxes	2,595	892
Accrued environmental obligations	1,122	1,524
Interest payable	135	159
Rebate due to affiliate	—	1,795
Accrued expenses and other	2,300	2,709
	$11,531	$9,835

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2015 and December 31, 2014, we have billed and collected from certain of our customers approximately $5.4 million and $2.8 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At June 30, 2015 and December 31, 2014, we have accrued environmental obligations of approximately $1.1 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2015, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the six months ended June 30, 2015, we decreased our estimate of our future environmental remediation costs by $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Rebate due to affiliate.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At June 30, 2015 and December 31, 2014, we have accrued a liability due to affiliate of approximately $nil and $1.8 million, respectively.  In January of 2015 we paid approximately $1.8 million to our affiliate customer for the rebate due for the year ended December 31, 2014.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Advance payments received under long-term terminaling services agreements	$359	$451
Deferred revenue—ethanol blending fees and other projects	2,852	3,419
Unrealized loss on derivative instruments	90	—
	$3,301	$3,870

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2015 and December 31, 2014, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.4 million and $0.5 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At June 30, 2015 and December 31, 2014, we have unamortized deferred revenue of approximately $2.9 million and $3.4 million, respectively, for completed projects. During the three months ended June 30, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $0.3 million and $0.7 million, respectively, for completed projects.  During the six months ended June 30, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $0.6 million and $1.4 million, respectively, for completed projects.

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

At June 30, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $375.5 million at June 30, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates.

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of June 30, 2015.

For the three months ended June 30, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 2.9% and 2.6%, respectively.  For the six months ended June 30, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 2.8% and 2.6%, respectively.  At June 30, 2015 and December 31, 2014, our outstanding borrowings under the credit facility were $257 million and $252 million, respectively. At June 30, 2015 and December 31, 2014, our outstanding letters of credit were $nil at both dates.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at June 30, 2015 and December 31, 2014	16,124,566	329,073

At June 30, 2015 and December 31, 2014, common units outstanding include 10,268 and 7,600 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan.

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL.  Prior to January 1, 2015, TransMontaigne Services LLC, a wholly owned subsidiary of TransMontaigne LLC, employed the personnel who provide corporate and support services to TransMontaigne LLC’s operations, as well as our operations.  Effective January 1, 2015, all the employees of TransMontaigne Services LLC became employees of NGL Energy Operating, LLC, which is a wholly owned subsidiary of NGL.  TransMontaigne Services LLC has adopted a long‑term incentive plan and a savings and retention plan to compensate certain employees who provide corporate and support services to Partners and to the independent directors of our general partner.

Long-term incentive plan.    The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,750,868 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At June 30, 2015,  2,501,948 units are available for future grant under the long‑term incentive plan. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner  and is currently used for grants of restricted phantom units to the independent directors of our general partner.  The grants to the independent directors of our general partner generally vest and are payable annually in equal tranches over a four-year period.  Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of the grant.

TransMontaigne GP has historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner.  The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015.  Future grants of restricted phantom units under the TransMontaigne Services LLC long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to our existing Form S-8 Registration Statements.    TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 2,668 and 4,002 common units pursuant to the program during the six months ended June 30, 2015 and 2014, respectively.

Activity under the long-term incentive plan for the six months ended June 30, 2015 is as follows:

		Restricted
	Available for	phantom
	future grant	units
Units available at December 31, 2014	2,179,457	9,000
Automatic increase in units available for future grant on January 1, 2015	322,491	—
Units available at June 30, 2015	2,501,948	9,000

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award.  For awards to the independent directors of our general partner, equity‑based compensation expense of approximately $46,000 and $114,000 is included in direct general and administrative expenses for the six months ended June 30, 2015 and 2014, respectively.

Savings and retention plan.    Under the omnibus agreement we have agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made by TransMontaigne Services LLC under the TransMontaigne Services LLC savings and retention plan to key employees that provide corporate and support services to Partners, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units.  In accordance with the omnibus agreement, the value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Ownership in the restricted phantom units under the savings and retention plan is subject to forfeiture until the vesting date, but recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us on each of our outstanding common units.  Recipients of restricted phantom units under the savings and retention plan do not have voting rights.

The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant’s annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change of control of TransMontaigne LLC, or its affiliates, as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier vesting and payment, as applicable, upon the participant’s attainment of retirement, death or disability, involuntary termination without cause, or a participant’s termination of employment following a change of control of TransMontaigne LLC, or its affiliates, as specified in the plan. Pursuant to the provisions of the plan, once participants reach the age and length of service thresholds set forth below, awards become vested and are payable as set forth above.  A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty‑five and ten years of service as an officer of TransMontaigne LLC or any of its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or any of its affiliates.

Effective April 13, 2015 and beginning with the 2015 incentive bonus award, under the omnibus agreement we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC or the delivery of our common units to TransMontaigne LLC or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the TransMontaigne Services LLC savings and retention plan.  Our reimbursement for the 2015 incentive bonus award is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights.  We have the intent and ability to settle our reimbursement for the 2015 incentive bonus award in our common units, and accordingly, effective April 13, 2015, we began accounting for the 2015 incentive bonus award as an equity award.  Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards through monthly cash payments to TransMontaigne LLC over the first year that each applicable award was granted.

Given that Partners does not have any employees to provide corporate and support services and instead contracts for such services under its omnibus agreement with TransMontaigne LLC, generally accepted accounting principles require us to classify the 2015 incentive bonus award as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award.    For the three months ended June 30, 2015 and 2014, the expenses associated with the reimbursement of incentive bonus awards were approximately $0.5 million and $0.4 million respectively.  For the six months ended June 30, 2015 and 2014, the expenses associated with the reimbursement of incentive bonus awards were approximately $1.1 million and $0.8 million respectively.

Activity related to our equity based award granted to TransMontaigne LLC for services performed under the omnibus agreement for the six months ended June 30, 2015 is as follows:

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2014	—	—
Grant on April 13, 2015	28,399	29,644	$34.02
Unit accrual for distributions paid on May 7, 2015	540	564	$34.95
Restricted phantom units outstanding at June 30, 2015	28,939	30,208

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$12,188	$10,840	$22,310	$20,078
Less:
Distributions payable on behalf of incentive distribution rights	(1,682)	(1,682)	(3,364)	(3,285)
Distributions payable on behalf of general partner interest	(219)	(219)	(438)	(436)
Earnings allocable to general partner interest less than distributions payable to general partner interest	8	36	59	100
Earnings allocable to general partner interest including incentive distribution rights	(1,893)	(1,865)	(3,743)	(3,621)
Net earnings allocable to limited partners per the consolidated statements of operations	10,295	8,975	18,567	16,457
Less distributions payable for unvested long-term incentive plan grants	(6)	(10)	(12)	(20)
Less value of distributions payable in equivalent units for outstanding vested equity awards to TransMontaigne LLC	(19)	—	(19)	—
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$10,270	$8,965	$18,536	$16,437
Basic weighted average units	16,148	16,107	16,136	16,105
Diluted weighted average units	16,152	16,107	16,138	16,105
Net earnings per limited partner unit—basic	$0.64	$0.56	$1.15	$1.02
Net earnings per limited partner unit—diluted	$0.64	$0.56	$1.15	$1.02

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At June 30, 2015, we have contractual commitments of approximately $3.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At June 30, 2015, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2015 (remainder of the year)	$1,826
2016	3,977
2017	3,004
2018	608
2019	594
Thereafter	3,414
$13,423

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $0.8 million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively.  Rental expense under operating leases was approximately $1.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

Legal proceedings.    The King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella-Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  Nieto has claimed that the fire at the King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages that have accumulated as of June 30, 2015 in the amount of at least $5.7 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2015 and December 31, 2014.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps as of June 30, 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy. We did not have an interest rate swap as of December 31, 2014.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Gulf Coast Terminals:
Terminaling services fees	$9,783	$11,307	$20,461	$23,075
Other	2,259	4,087	4,257	7,088
Revenue	12,042	15,394	24,718	30,163
Direct operating costs and expenses	(4,489)	(4,704)	(8,895)	(9,541)
Net margins	7,553	10,690	15,823	20,622
Midwest Terminals and Pipeline System:
Terminaling services fees	1,991	2,014	4,093	4,007
Pipeline transportation fees	414	414	828	741
Other	286	636	513	1,010
Revenue	2,691	3,064	5,434	5,758
Direct operating costs and expenses	(802)	(868)	(1,480)	(1,572)
Net margins	1,889	2,196	3,954	4,186
Brownsville Terminals:
Terminaling services fees	2,067	1,467	3,883	2,964
Pipeline transportation fees	1,322	362	2,504	728
Other	3,254	3,170	7,216	6,144
Revenue	6,643	4,999	13,603	9,836
Direct operating costs and expenses	(3,060)	(3,451)	(6,210)	(6,931)
Net margins	3,583	1,548	7,393	2,905
River Terminals:
Terminaling services fees	2,296	2,093	4,553	4,114
Other	178	176	433	390
Revenue	2,474	2,269	4,986	4,504
Direct operating costs and expenses	(1,814)	(1,853)	(3,357)	(3,635)
Net margins	660	416	1,629	869
Southeast Terminals:
Terminaling services fees	11,511	11,515	23,268	22,955
Other	1,673	2,118	2,922	4,196
Revenue	13,184	13,633	26,190	27,151
Direct operating costs and expenses	(5,707)	(5,520)	(10,884)	(10,109)
Net margins	7,477	8,113	15,306	17,042
Total net margins	21,162	22,963	44,105	45,624
Direct general and administrative expenses	(672)	(462)	(1,693)	(1,380)
Allocated general and administrative expenses	(2,802)	(2,782)	(5,605)	(5,564)
Allocated insurance expense	(934)	(913)	(1,868)	(1,827)
Reimbursement of bonus awards expense	(539)	(375)	(1,064)	(750)
Depreciation and amortization	(7,476)	(7,396)	(14,813)	(14,796)
Earnings from unconsolidated affiliates	5,517	1,275	7,573	1,438
Operating income	14,256	12,310	26,635	22,745
Other expenses	(2,068)	(1,470)	(4,325)	(2,667)
Net earnings	$12,188	$10,840	$22,310	$20,078

Supplemental information about our business segments is summarized below (in thousands):

	Three Months Ended June 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$10,959	$2,691	$5,633	$2,357	$5,114	$26,754
NGL Energy Partners LP	1,083	—	—	117	8,070	9,270
Frontera	—	—	1,010	—	—	1,010
Revenue	$12,042	$2,691	$6,643	$2,474	$13,184	$37,034
Capital expenditures	$3,745	$260	$1,274	$1,715	$2,016	$9,010
Identifiable assets	$124,841	$23,218	$47,623	$55,046	$159,213	$409,941
Cash and cash equivalents						5,046
Investments in unconsolidated affiliates						249,297
Deferred financing costs						2,059
Other						440
Total assets						$666,783

	Three Months Ended June 30, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$6,658	$1,965	$4,006	$1,884	$961	$15,474
Morgan Stanley Capital Group	8,736	1,099	—	385	12,672	22,892
Frontera	—	—	993	—	—	993
Revenue	$15,394	$3,064	$4,999	$2,269	$13,633	$39,359
Capital expenditures	$189	$1	$354	$102	$243	$889

	Six Months Ended June 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$20,879	$5,434	$11,406	$4,752	$9,582	$52,053
NGL Energy Partners LP	3,839	—	10	234	16,608	20,691
Frontera	—	—	2,187	—	—	2,187
Revenue	$24,718	$5,434	$13,603	$4,986	$26,190	$74,931
Capital expenditures	$6,984	$697	$2,267	$3,043	$2,763	$15,754

	Six Months Ended June 30, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$12,681	$2,772	$8,002	$3,835	$1,807	$29,097
Morgan Stanley Capital Group	17,482	2,986	—	669	25,344	46,481
Frontera	—	—	1,834	—	—	1,834
Revenue	$30,163	$5,758	$9,836	$4,504	$27,151	$77,412
Capital expenditures	$389	$29	$921	$595	$678	$2,612

r

(19) SUBSEQUENT EVENT

On July 13, 2015, we announced a distribution of $0.665 per unit for the period from April 1, 2015 through June 30, 2015. This distribution is payable on August 7, 2015 to unitholders of record on July 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2015

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

Quarterly distribution.    On April 13, 2015, we announced a distribution of $0.665 per unit for the period from January 1, 2015 through March 31, 2015. This distribution was paid on May 7, 2015 to unitholders of record on April 30, 2015.

RECENT DEVELOPMENTS

See Note 19 of Notes to consolidated financial statements (unaudited).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10‑K, filed on March 12, 2015.   Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and determining the fair value of our reporting units when analyzing goodwill. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2015 AND 2014

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2015	2014
Terminaling services fees	$27,648	$28,396
Pipeline transportation fees	1,736	776
Management fees and reimbursed costs	1,822	1,771
Other	5,828	8,416
Revenue	$37,034	$39,359

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$12,042	$15,394
Midwest terminals and pipeline system	2,691	3,064
Brownsville terminals	6,643	4,999
River terminals	2,474	2,269
Southeast terminals	13,184	13,633
Revenue	$37,034	$39,359

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

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$9,783	$11,307
Midwest terminals and pipeline system	1,991	2,014
Brownsville terminals	2,067	1,467
River terminals	2,296	2,093
Southeast terminals	11,511	11,515
Terminaling services fees	$27,648	$28,396

The decrease in terminaling services fees at our Gulf Coast terminals includes a decrease of approximately $0.9 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline during the three months ended June 30, 2015 in order to complete enhancements for a new customer at this facility, RaceTrac Petroleum Inc.  The enhanced tankage at Port Manatee became available to RaceTrac Petroleum Inc. in July of 2015.  The decrease in terminaling services fees at our Gulf Coast terminals also includes a decrease of approximately $0.4 million resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida terminal effective May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity.

The increase in terminaling services fees at our Brownsville terminals includes an increase of approximately $0.3 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014.  The plant had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees.  The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.2 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.

Included in terminaling services fees for the three months ended June 30, 2015 and 2014 are fees charged to affiliates of approximately $8.4 million and $18.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2015	2014
Firm commitments:
External customers	$18,109	$9,179
Affiliates	7,600	18,207
Total	25,709	27,386
Variable:
External customers	1,133	785
Affiliates	806	225
Total	1,939	1,010
Terminaling services fees	$27,648	$28,396

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2015 are as follows (in thousands):

Less than 1 year remaining	$7,016
1 year or more, but less than 3 years remaining	9,793
3 years or more, but less than 5 years remaining	4,192
5 years or more remaining	4,708
Total firm commitments for the three months ended June 30, 2015	$25,709

Pipeline transportation fees.  We earn pipeline transportation fees at our Diamondback and Ella‑Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system.  We own the Razorback and Diamondback pipelines, and we lease the Ella‑Brownsville pipeline from a third party. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	414	414
Brownsville terminals	1,322	362
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,736	$776

The increase in pipeline transportation fees includes an increase of approximately $1.0 million resulting from the King Ranch natural gas processing plant in Kleberg County, Texas becoming operational again in late November 2014.  The plant had been previously shutdown since November 2013 due to a fire at the plant.  The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We are currently in a dispute with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational.  See “Item 1. Legal Proceedings” for a discussion of the legal damages we are seeking from Nieto.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$208	$251
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,614	1,520
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$1,822	$1,771

Included in management fees and reimbursed costs for the three months ended June 30, 2015 and 2014 are fees charged to affiliates of approximately $1.0 million and $1.2 million, respectively.

Other revenue.  We provide ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, wharfage and vapor recovery. Pursuant to terminaling services agreements with certain throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Other revenue is composed of the following (in thousands):

Principal Components of Other Revenue

	Three months ended June 30,
	2015	2014
Product gains	$2,153	$4,074
Steam heating fees	978	763
Product transfer services	387	383
Railcar handling	150	129
Other	2,160	3,067
Other revenue	$5,828	$8,416

For the three months ended June 30, 2015 and 2014, we sold approximately 28,300 and 40,800 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $76 and $119 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended June 30, 2015 and 2014, we have accrued a liability due to our customers under the Southeast terminaling services agreement of approximately $nil and $0.8 million, respectively.

Included in other revenue for the three months ended June 30, 2015 and 2014 are amounts charged to affiliates of approximately $0.9 million and  $4.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$2,051	$3,836
Midwest terminals and pipeline system	286	636
Brownsville terminals	1,640	1,650
River terminals	178	176
Southeast terminals	1,673	2,118
Other revenue	$5,828	$8,416

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2015	2014
Wages and employee benefits	$6,070	$5,674
Utilities and communication charges	1,856	2,020
Repairs and maintenance	2,948	4,146
Office, rentals and property taxes	2,386	2,378
Vehicles and fuel costs	247	278
Environmental compliance costs	629	693
Other	1,736	1,207
Direct operating costs and expenses	$15,872	$16,396

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2015	2014
Gulf Coast terminals	$4,489	$4,704
Midwest terminals and pipeline system	802	868
Brownsville terminals	3,060	3,451
River terminals	1,814	1,853
Southeast terminals	5,707	5,520
Direct operating costs and expenses	$15,872	$16,396

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $0.7 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015 and 2014, depreciation and amortization expense was approximately $7.5 million and $7.4 million, respectively.

For the three months ended June 30, 2015 and 2014, interest expense was approximately $1.9 million and $1.2 million, respectively.  The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO as it was placed into service throughout the first three quarters of 2014.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its approximately 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2015	2014
BOSTCO	$4,793	$1,329
Frontera	724	(54)
Total earnings from investments in unconsolidated affiliates	$5,517	$1,275

The increase in earnings from our investment in BOSTCO includes approximately $3.4 million of our share of a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015.  BOSTCO is currently in the process of re-contracting the capacity vacated by this former customer.  We expect to receive the $3.4 million in cash as a component of our upcoming third quarter’s distribution from BOSTCO.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2015	2014
BOSTCO	$—	$5,380
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$5,380

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2015	2014
BOSTCO	$3,674	$1,044
Frontera	636	644
Cash distributions received from unconsolidated affiliates	$4,310	$1,688

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2015	2014
Terminaling services fees	$56,258	$57,115
Pipeline transportation fees	3,332	1,469
Management fees and reimbursed costs	3,754	3,311
Other	11,587	15,517
Revenue	$74,931	$77,412

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$24,718	$30,163
Midwest terminals and pipeline system	5,434	5,758
Brownsville terminals	13,603	9,836
River terminals	4,986	4,504
Southeast terminals	26,190	27,151
Revenue	$74,931	$77,412

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

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$20,461	$23,075
Midwest terminals and pipeline system	4,093	4,007
Brownsville terminals	3,883	2,964
River terminals	4,553	4,114
Southeast terminals	23,268	22,955
Terminaling services fees	$56,258	$57,115

The decrease in terminaling services fees at our Gulf Coast terminals includes a decrease of approximately $1.1 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the six months ended June 30, 2015 in order to complete enhancements for a new customer at this facility, RaceTrac Petroleum Inc.  The enhanced tankage at Port Manatee became available to RaceTrac Petroleum Inc. in July of 2015.  The decrease in terminaling services fees at our Gulf Coast terminals also includes a decrease of approximately $1.1 million resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida terminal effective May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity.

The increase in terminaling services fees at our Brownsville terminals includes an increase of approximately $0.6 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014.  The plant had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees.  The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.2 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.

Included in terminaling services fees for the six months ended June 30, 2015 and 2014 are fees charged to affiliates of approximately $18.7 million and $38.2 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2015	2014
Firm commitments:
External customers	$35,090	$17,222
Affiliates	17,176	37,895
Total	52,266	55,117
Variable:
External customers	2,497	1,651
Affiliates	1,495	347
Total	3,992	1,998
Terminaling services fees	$56,258	$57,115

The remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2015 were as follows (in thousands):

Less than 1 year remaining	$14,078
1 year or more, but less than 3 years remaining	19,602
3 years or more, but less than 5 years remaining	8,513
5 years or more remaining	10,073
Total firm commitments for the six months ended June 30, 2015	$52,266

Pipeline transportation fees.    We earn pipeline transportation fees at our Diamondback and Ella‑Brownsville pipelines based on the volume of product transported and the distance from the origin point to the delivery point. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system.     We own the Razorback and Diamondback pipelines, and we lease the Ella‑Brownsville pipeline from a third party. The Federal Energy Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	828	741
Brownsville terminals	2,504	728
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$3,332	$1,469

The increase in pipeline transportation fees includes an increase of approximately $1.8 million resulting from the King Ranch natural gas processing plant in Kleberg County, Texas becoming operational again in late November 2014.  The plant had been previously shutdown since November 2013 due to a fire at the plant.  The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We are currently in a dispute with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational.  See “Item 1. Legal Proceedings” for a discussion of the legal damages we are seeking from Nieto.

Included in pipeline transportation fees for the six months ended June 30, 2015 and 2014 are fees charged to affiliates of $nil and approximately $0.2 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$399	$495
Midwest terminals and pipeline system	—	—
Brownsville terminals	3,355	2,816
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$3,754	$3,311

Included in management fees and reimbursed costs for the six months ended June 30, 2015 and 2014 are fees charged to affiliates of approximately $2.2 million and $2.2 million, respectively.

Other revenue.    We provide ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, wharfage and vapor recovery. Pursuant to terminaling services agreements with certain throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Other revenue is composed of the following (in thousands):

Principal Components of Other Revenue

	Six months ended June 30,
	2015	2014
Product gains	$3,978	$7,691
Steam heating fees	2,660	2,344
Product transfer services	742	712
Railcar handling	349	359
Other	3,858	4,411
Other revenue	$11,587	$15,517

For the six months ended June 30, 2015 and 2014, we sold approximately 55,250 and 79,150 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $72 and $117 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the six months ended June 30, 2015 and 2014, we have accrued a liability due to our customers under the Southeast terminaling services agreement of approximately $nil and $1.6 million, respectively.

Included in other revenue for the six months ended June 30, 2015 and 2014 are amounts charged to affiliates of approximately $2.0 million and $7.7 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$3,858	$6,593
Midwest terminals and pipeline system	513	1,010
Brownsville terminals	3,861	3,328
River terminals	433	390
Southeast terminals	2,922	4,196
Other revenue	$11,587	$15,517

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

Direct Operating Costs and Expenses

	Six months ended June 30,
	2015	2014
Wages and employee benefits	$11,287	$11,340
Utilities and communication charges	3,925	4,432
Repairs and maintenance	6,043	6,904
Office, rentals and property taxes	4,699	4,676
Vehicles and fuel costs	516	642
Environmental compliance costs	1,183	1,354
Other	3,173	2,440
Direct operating costs and expenses	$30,826	$31,788

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2015	2014
Gulf Coast terminals	$8,895	$9,541
Midwest terminals and pipeline system	1,480	1,572
Brownsville terminals	6,210	6,931
River terminals	3,357	3,635
Southeast terminals	10,884	10,109
Direct operating costs and expenses	$30,826	$31,788

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $1.7 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $5.6 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $1.9 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $1.1 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, depreciation and amortization expense was approximately $14.8 million and $14.8 million, respectively.

For the six months ended June 30, 2015 and 2014, interest expense was approximately $3.9 million and $2.2 million, respectively.  The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO as it was placed into service throughout the first three quarters of 2014.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its approximately 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2015	2014
BOSTCO	$6,574	$1,249
Frontera	999	189
Total earnings from investments in unconsolidated affiliates	$7,573	$1,438

The increase in earnings from our investment in BOSTCO includes approximately $3.4 million of our share of a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015.  BOSTCO is currently in the process of re-contracting the capacity vacated by this former customer.  We expect to receive the $3.4 million in cash as a component of our upcoming third quarter’s distribution from BOSTCO.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2015	2014
BOSTCO	$—	$23,352
Frontera	—	45
Additional capital investments in unconsolidated affiliates	$—	$23,397

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2015	2014
BOSTCO	$6,808	$1,157
Frontera	1,144	1,281
Cash distributions received from unconsolidated affiliates	$7,952	$2,438

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

Our capital expenditures for the six months ended June 30,  2015 were approximately $15.8 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved additional investments and expansion projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend throughout 2015. At June 30, 2015, the remaining expenditures to complete the approved projects are estimated to be approximately $10 million. We expect to fund our future investment and expansion expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. Concurrent with the Fifth Amendment to the credit facility, which was effective as of February 26, 2015 (see Note 12 of Notes to consolidated financial statements), the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $375.5 million at June 30, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2015, our outstanding borrowings under the credit facility were $257 million.

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

					Twelve months
	Three months ended				ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2014	2014	2015	2015	2015
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$17,847	$18,278	$21,325	$21,612	$79,062
Consolidated funded indebtedness					$257,000
Total leverage ratio					3.25	x
Consolidated EBITDA for the interest coverage ratio	$17,847	$18,278	$21,325	$21,612	$79,062
Consolidated interest expense, as stipulated in the credit facility (1)	$1,493	$1,817	$1,793	$2,002	$7,105
Interest coverage ratio					11.13	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$17,847	$18,278	$21,325	$21,612	$79,062
Consolidated interest expense	(1,493)	(1,817)	(1,942)	(1,943)	(7,195)
Unrealized loss (gain) on derivative instruments	—	—	149	(59)	90
Amortization of deferred revenue	(510)	(516)	(309)	(258)	(1,593)
Change in operating assets and liabilities	(869)	3,019	826	(205)	2,771
Cash flows provided by operating activities	$14,975	$18,964	$20,049	$19,147	$73,135

(1)Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2015, we are party to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense.  At June 30, 2015, we had outstanding borrowings of $257 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2015, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.8 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customers 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the six months ended June 30, 2015 and 2014, we sold approximately 55,250 and 79,150 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $72 and $117 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the

Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See the information under “Legal Proceedings” in Note 16, “Commitments and Contingencies”, of the Notes to consolidated financial statements in Part I, Item 1 of this Form 10-Q, which information is incorporated by reference to this item.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of securities.  The following table covers the purchases of our common units by, or on behalf of, Partners during the three months ended June 30, 2015 covered by this report.

			Total number of	Maximum number
			common units	of common units
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	common units	paid per	announced	the plans or
Period	purchased	common unit	plans or programs	programs
April	667	$32.66	667	—
May	—	$—	—	—
June	—	$—	—	—
	667	$32.66	667

During the three months ended June 30, 2015, we purchased 667 common units, with $21,784 of aggregate market value, in the open market pursuant to a purchase program announced on March 31, 2013. The purchase program established the purchase, from time to time, of our outstanding common units for purposes of making subsequent grants of restricted phantom units under the TransMontaigne Services LLC long‑term incentive plan to independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015.  Future grants of restricted phantom units under the TransMontaigne Services LLC long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to our existing Form S-8 Registration Statements.

ITEM 6.  EXHIBITS

Exhibits:

3.1

Third Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 5, 2015 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on May 7, 2015).

10.1

Second Amendment to Amended and Restated Omnibus Agreement, dated as of April 14, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.),  TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on May 7, 2015).

10.2

Third Amendment to Amended and Restated Omnibus Agreement, dated as of June 16, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 6, 2015	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
3.1

Third Amendment to the First Amended and Restated Agreement of Limited Partnership of TransMontaigne Partners L.P. dated May 5, 2015 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on May 7, 2015).

10.1

Second Amendment to Amended and Restated Omnibus Agreement, dated as of April 14, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on May 7, 2015).

10.2

Third Amendment to Amended and Restated Omnibus Agreement, dated as of June 16, 2015, by and among TransMontaigne LLC (formerly known as TransMontaigne Inc.), TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., and TransMontaigne Operating Company L.P.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.