Form 10-Q
period 2015-09-30
TransMontaigne Partners L.P.
filed 2015-11-05
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

As of October 31, 2015, there were 16,124,566 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2015 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2014, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 12, 2015 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2015:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$791	$3,304
Trade accounts receivable, net	8,166	9,359
Due from affiliates	907	1,316
Other current assets	2,109	3,065
Total current assets	11,973	17,044
Property, plant and equipment, net	387,056	385,301
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	248,204	249,676
Other assets, net	3,446	3,551
	$659,164	$664,057
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,760	$6,887
Due to affiliates	220	—
Accrued liabilities	14,364	9,835
Total current liabilities	21,344	16,722
Other liabilities	3,441	3,870
Long-term debt	249,600	252,000
Total liabilities	274,385	272,592
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at September 30, 2015 and December 31, 2014)	327,090	333,619
General partner interest (2% interest with 329,073 equivalent units outstanding at September 30, 2015 and December 31, 2014)	57,689	57,846
Total partners’ equity	384,779	391,465
	$659,164	$664,057

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
External customers	$27,143	$22,130	$79,196	$51,227
Affiliates	10,126	13,573	33,004	61,888
Total revenue	37,269	35,703	112,200	113,115
Operating costs and expenses and other:
Direct operating costs and expenses	(16,655)	(16,514)	(47,481)	(48,302)
Direct general and administrative expenses	(1,117)	(1,086)	(2,810)	(2,466)
Allocated general and administrative expenses	(2,835)	(2,782)	(8,440)	(8,346)
Allocated insurance expense	(944)	(942)	(2,812)	(2,769)
Reimbursement of bonus awards expense	(121)	(375)	(1,185)	(1,125)
Depreciation and amortization	(7,711)	(7,400)	(22,524)	(22,196)
Earnings from unconsolidated affiliates	2,191	1,653	9,764	3,091
Total operating costs and expenses and other	(27,192)	(27,446)	(75,488)	(82,113)
Operating income	10,077	8,257	36,712	31,002
Other expenses:
Interest expense	(2,198)	(1,493)	(6,083)	(3,672)
Amortization of deferred financing costs	(167)	(244)	(607)	(732)
Total other expenses	(2,365)	(1,737)	(6,690)	(4,404)
Net earnings	7,712	6,520	30,022	26,598
Less—earnings allocable to general partner interest including incentive distribution rights	(1,803)	(1,779)	(5,546)	(5,400)
Net earnings allocable to limited partners	$5,909	$4,741	$24,476	$21,198
Net earnings per limited partner unit—basic	$0.37	$0.29	$1.52	$1.31
Net earnings per limited partner unit—diluted	$0.37	$0.29	$1.52	$1.31

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2014 and nine months ended September 30, 2015

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2013	$350,505	$57,962	$408,467
Distributions to unitholders	(42,561)	(7,283)	(49,844)
Equity-based compensation	721	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	(342)
Issuance of 20,500 common units due to vesting of restricted phantom units	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	32,463
Balance December 31, 2014	333,619	57,846	391,465
Distributions to unitholders	(32,168)	(5,703)	(37,871)
Equity-based compensation	1,255	—	1,255
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for nine months ended September 30, 2015	24,476	5,546	30,022
Balance September 30, 2015	$327,090	$57,689	$384,779

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net earnings	$7,712	$6,520	$30,022	$26,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,711	7,400	22,524	22,196
Earnings from unconsolidated affiliates	(2,191)	(1,653)	(9,764)	(3,091)
Distributions from unconsolidated affiliates	7,510	3,259	15,462	5,697
Equity-based compensation	145	584	1,255	698
Amortization of deferred financing costs	167	244	607	732
Amortization of deferred revenue	(437)	(510)	(1,004)	(1,921)
Unrealized loss on derivative instruments	461	—	551	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	1,881	(3,614)	1,193	(5,733)
Due from affiliates	(55)	2,438	409	1,246
Other current assets	270	273	956	502
Amounts due under long-term terminaling services agreements, net	388	306	727	919
Trade accounts payable	2,274	(1,302)	283	(1,507)
Due to affiliates	105	52	220	52
Accrued liabilities	2,833	978	4,529	(4,423)
Net cash provided by operating activities	28,774	14,975	67,970	41,965
Cash flows from investing activities:
Investments in unconsolidated affiliates	(4,226)	(20,283)	(4,226)	(43,680)
Capital expenditures	(8,784)	(726)	(24,538)	(3,338)
Net cash used in investing activities	(13,010)	(21,009)	(28,764)	(47,018)
Cash flows from financing activities:
Borrowings of debt under credit facility	26,000	56,000	64,000	112,000
Repayments of debt under credit facility	(33,400)	(38,000)	(66,400)	(72,000)
Deferred debt issuance costs	5	—	(1,356)	—
Distributions paid to unitholders	(12,624)	(12,621)	(37,871)	(37,219)
Purchase of common units by our long-term incentive plan	—	(88)	(92)	(265)
Net cash provided by (used in) financing activities	(20,019)	5,291	(41,719)	2,516
Decrease in cash and cash equivalents	(4,255)	(743)	(2,513)	(2,537)
Cash and cash equivalents at beginning of period	5,046	1,469	3,304	3,263
Cash and cash equivalents at end of period	$791	$726	$791	$726
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,760	$1,473	$5,285	$3,658
Property, plant and equipment acquired with accounts payable	$1,415	$518	$1,415	$518

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which is an indirect wholly‑owned subsidiary of TransMontaigne LLC. At September 30, 2015,  NGL Energy Partners LP (“NGL”) owned all of the issued and outstanding capital stock of TransMontaigne LLC, and as a result NGL is the indirect owner of our general partner. At September 30, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

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

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2015 and December 31, 2014 and our results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2015 and 2014, we recognized revenue of approximately $1.9 million and $3.1 million, respectively, for net product gained. Within these amounts, approximately $0.5 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, were pursuant to terminaling services agreements with affiliate customers.    For the nine months ended September 30, 2015 and 2014, we recognized revenue of approximately $5.9 million and $10.8 million, respectively, for net product gained. Within these amounts, approximately $2.1 million and $6.1 million for the nine months ended September 30, 2015 and 2014, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

We did not have any derivative instruments at December 31, 2014. At September 30, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

Under the omnibus agreement we pay TransMontaigne LLC an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended September 30, 2015 and 2014, the administrative fee paid to TransMontaigne LLC was approximately $2.8 million and $2.8 million, respectively. For the nine months ended September 30, 2015 and 2014, the administrative fee paid to TransMontaigne LLC was approximately $8.4 million and $8.3 million, respectively.  If we acquire or construct additional facilities, TransMontaigne LLC will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, TransMontaigne LLC will provide services for the additional facilities pursuant to the agreement. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services, to the extent such services are not outsourced by TransMontaigne LLC.

The omnibus agreement further provides that we pay TransMontaigne LLC an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the three months ended September 30, 2015 and 2014, the insurance reimbursement paid to TransMontaigne LLC was approximately $0.9 million and $0.9 million, respectively. For the nine months ended September 30, 2015 and 2014, the insurance reimbursement paid to TransMontaigne LLC was approximately $2.8 million and $2.8 million, respectively.  We also reimburse TransMontaigne LLC for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units.  The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC or the delivery of our common units to TransMontaigne LLC or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the TransMontaigne Services LLC savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to TransMontaigne LLC over the first year that each applicable award was granted.  For the three months ended September 30, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $0.1 million and $0.4 million, respectively.  For the nine months ended September 30, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $1.2 million and $1.1 million, respectively.

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

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal.  NGL has agreed to allow us to re-contract some of this tankage prior to its effective contract termination date.  Accordingly, we have re-contracted approximately 0.9 million barrels of this capacity to third party customers at similar rates charged to NGL.

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

Under the Florida and Midwest terminaling services agreement, taking into consideration terminations, NGL is obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, will result in minimum throughput payments to us of approximately $5.0 million for  the year ending December 31, 2015. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity or for capacity that has been vacated.

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

If a force majeure event occurs that renders us unable to perform our obligations, the counterparty obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, the counterparty may terminate its obligations under this agreement.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended September 30, 2015 and 2014, we recognized revenue of approximately $1.1 million and $1.2 million, respectively, related to this operations and reimbursement agreement. For the nine months ended September 30, 2015 and 2014, we recognized revenue of approximately $3.3 million and $3.0 million, respectively, related to this operations and reimbursement agreement.

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

On June 5, 2013, we announced an expansion of BOSTCO for an additional 900,000 barrels of distillate tankage. Work on the expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014.  With the addition of this expansion project, BOSTCO has capacity of approximately 7.1 million barrels at an overall construction cost of approximately $538 million. Our total payments for the initial and expansion projects are estimated to be approximately $237 million, which includes our proportionate share of the BOSTCO project costs and necessary start‑up working capital, a one‑time buy‑in fee paid to Kinder Morgan to acquire our 42.5% interest and the capitalization of interest on our investment during the construction of BOSTCO. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Trade accounts receivable	$8,630	$9,823
Less allowance for doubtful accounts	(464)	(464)
	$8,166	$9,359

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
NGL Energy Partners LP	24%	35%	26%	11%
Morgan Stanley Capital Group	13%	13%	13%	45%
RaceTrac Petroleum Inc.	13%	6%	11%	6%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Amounts due from insurance companies	$713	$1,233
Additive detergent	1,250	1,591
Deposits and other assets	146	241
	$2,109	$3,065

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2015 and December 31, 2014, we have recognized amounts due from insurance companies of approximately $0.7 million and $1.2 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2015, we received reimbursements from insurance companies of approximately $0.4 million. During the nine months ended September 30, 2015, we decreased our estimate of probable future insurance recoveries by $0.1 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Land	$53,076	$52,519
Terminals, pipelines and equipment	590,613	566,677
Furniture, fixtures and equipment	2,436	2,122
Construction in progress	4,764	5,444
	650,889	626,762
Less accumulated depreciation	(263,833)	(241,461)
	$387,056	$385,301

(7) GOODWILL

Goodwill is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Brownsville terminals	$8,485	$8,485

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

At September 30, 2015 and December 31, 2014, our only reporting unit that contained goodwill was our Brownsville terminals.  We did not recognize any goodwill impairment charges during the nine months ended September

30, 2015 or during the year ended December 31, 2014 for this reporting unit.  However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

 (8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2015 and December 31, 2014, our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its approximately 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014 (see Note 3 of Notes to consolidated financial statements). Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$225,027	$225,920
Frontera	50%	50%	23,177	23,756
Total investments in unconsolidated affiliates			$248,204	$249,676

At September 30, 2015 and December 31, 2014, our investment in BOSTCO includes approximately $7.5 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
BOSTCO	$1,670	$1,368	$8,244	$2,617
Frontera	521	285	1,520	474
Total earnings from investments in unconsolidated affiliates	$2,191	$1,653	$9,764	$3,091

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
BOSTCO	$4,226	$20,283	$4,226	$43,635
Frontera	—	—	—	45
Additional capital investments in unconsolidated affiliates	$4,226	$20,283	$4,226	$43,680

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
BOSTCO	$6,555	$2,915	$13,363	$4,072
Frontera	955	344	2,099	1,625
Cash distributions received from unconsolidated affiliates	$7,510	$3,259	$15,462	$5,697

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Current assets	$19,363	$19,400	$4,814	$4,222
Long-term assets	503,276	511,373	43,626	44,528
Current liabilities	(11,522)	(17,435)	(2,086)	(1,238)
Long-term liabilities	—	—	—	—
Net assets	$511,117	$513,338	$46,354	$47,512

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$15,273	$14,708	$4,227	$3,474
Expenses	(11,081)	(11,119)	(3,185)	(2,904)
Net earnings	$4,192	$3,589	$1,042	$570

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$54,127	$35,451	$12,118	$9,934
Expenses	(33,705)	(28,812)	(9,078)	(8,986)
Net earnings	$20,422	$6,639	$3,040	$948

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Amounts due under long-term terminaling services agreements:
External customers	$247	$649
Affiliates	644	945
	891	1,594
Deferred financing costs, net of accumulated amortization of $3,779 and $3,278, respectively	1,887	1,138
Customer relationships, net of accumulated amortization of $1,839 and $1,687, respectively	591	743
Deposits and other assets	77	76
	$3,446	$3,551

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At September 30, 2015 and December 31, 2014, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.9 million and $1.6 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Customer advances and deposits:
External customers	$4,726	$2,756
Affiliates	2,584	—
	7,310	2,756
Accrued property taxes	3,636	892
Accrued environmental obligations	975	1,524
Interest payable	131	159
Rebate due to affiliate	—	1,795
Accrued expenses and other	2,312	2,709
	$14,364	$9,835

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2015 and December 31, 2014, we have billed and collected from certain of our customers approximately $7.3 million and $2.8 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At September 30, 2015 and December 31, 2014, we have accrued environmental obligations of approximately $1.0 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2015, we made payments of approximately $0.4 million towards our environmental remediation obligations. During the nine months ended September 30, 2015, we decreased our estimate of our future environmental remediation costs by $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Rebate due to affiliate.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. At September 30, 2015 and December 31, 2014, we have accrued a liability due to affiliate of approximately $nil and $1.8 million, respectively.  In January of 2015 we paid approximately $1.8 million to our affiliate customer for the rebate due for the year ended December 31, 2014.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Advance payments received under long-term terminaling services agreements	$475	$451
Deferred revenue—ethanol blending fees and other projects	2,415	3,419
Unrealized loss on derivative instruments	551	—
	$3,441	$3,870

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2015 and December 31, 2014, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.5 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At September 30, 2015 and December 31, 2014, we have unamortized deferred revenue of approximately $2.4 million and $3.4 million, respectively, for completed projects. During the three months ended September 30, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $0.4 million and $0.5 million, respectively, for completed projects.  During the nine months ended September 30, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $1.0 million and $1.9 million, respectively, for completed projects.

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

At September 30, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $401.2 million at September 30, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates.

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

If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of September 30, 2015.

For the three months ended September 30, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 2.6% and 2.7%, respectively.  For the nine months ended September 30, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 2.7% and 2.6%, respectively.  At September 30, 2015 and December 31, 2014, our outstanding borrowings under the credit facility were $249.6 million and $252.0 million, respectively. At September 30, 2015 and December 31, 2014, our outstanding letters of credit were $nil at both dates.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at September 30, 2015 and December 31, 2014	16,124,566	329,073

At September 30, 2015 and December 31, 2014, common units outstanding include 10,268 and 7,600 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan.

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

Long-term incentive plan.  The long‑term incentive plan currently permits the grant of awards covering an aggregate of 2,750,868 units, which amount will automatically increase on an annual basis by 2% of the total outstanding common and subordinated units, if any, at the end of the preceding fiscal year. At September 30, 2015, 2,501,948 units are available for future grant under the long‑term incentive plan. The long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is currently used for grants of restricted phantom units to the independent directors of our general partner. The grants to the independent directors of our general partner generally vest and are payable annually in equal tranches over a four-year period.  Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of the grant.

TransMontaigne GP has historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner.  The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015.  Future grants of restricted phantom units under the TransMontaigne Services LLC long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to our existing Form S-8 Registration Statements.  TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 2,668 and 6,003 common units pursuant to the program during the nine months ended September 30, 2015 and 2014, respectively.

Activity under the long-term incentive plan for the nine months ended September 30, 2015 is as follows:

		Restricted	NYSE
	Available for	phantom	closing
	future grant	units	price
Units available at December 31, 2014	2,179,457	9,000
Automatic increase in units available for future grant on January 1, 2015	322,491	—
Vesting on September 30, 2015	—	(2,250)	$27.20
Units available at September 30, 2015	2,501,948	6,750

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award.  For awards to the independent directors of our general partner, equity‑based compensation expense of approximately $24,000 and $584,000 is included in direct general and administrative expenses for the three months ended September 30, 2015 and 2014, respectively. Equity‑based compensation expense of approximately $70,000 and $698,000 is included in direct general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively.

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

Given that Partners does not have any employees to provide corporate and support services and instead contracts for such services under its omnibus agreement with TransMontaigne LLC, generally accepted accounting principles require us to classify the 2015 incentive bonus award as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award.  That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the three months ended September 30, 2015 and 2014, the expenses associated with the reimbursement of incentive bonus awards were approximately $0.1 million and $0.4 million respectively.  For the nine months ended September 30, 2015 and 2014, the expenses associated with the reimbursement of incentive bonus awards were approximately $1.2 million and $1.1 million respectively.

Activity related to our equity based award granted to TransMontaigne LLC for services performed under the omnibus agreement for the nine months ended September 30, 2015 is as follows:

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2014	—	—
Grant on April 13, 2015	28,399	29,644	$34.02
Unit accrual for distributions paid on May 7, 2015	540	564	$34.95
Unit accrual for distributions paid on August 7, 2015	606	633	$31.74
Forfeitures	—	(892)
Restricted phantom units outstanding at September 30, 2015	29,545	29,949

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$7,712	$6,520	$30,022	$26,598
Less:
Distributions payable on behalf of incentive distribution rights	(1,682)	(1,682)	(5,046)	(4,967)
Distributions payable on behalf of general partner interest	(219)	(219)	(657)	(655)
Earnings allocable to general partner interest less than distributions payable to general partner interest	98	122	157	222
Earnings allocable to general partner interest including incentive distribution rights	(1,803)	(1,779)	(5,546)	(5,400)
Net earnings allocable to limited partners per the consolidated statements of operations	5,909	4,741	24,476	21,198
Less distributions payable for unvested long-term incentive plan grants	(4)	(6)	(16)	(26)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$5,905	$4,735	$24,460	$21,172
Basic weighted average units	16,144	16,120	16,134	16,110
Diluted weighted average units	16,150	16,120	16,140	16,110
Net earnings per limited partner unit—basic	$0.37	$0.29	$1.52	$1.31
Net earnings per limited partner unit—diluted	$0.37	$0.29	$1.52	$1.31

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At September 30, 2015, we have contractual commitments of approximately $8.1 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At September 30, 2015, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2015 (remainder of the year)	$923
2016	4,009
2017	3,024
2018	632
2019	618
Thereafter	4,398
$13,604

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $0.7 million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.  Rental expense under operating leases was approximately $2.7 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Legal proceedings.    The King Ranch natural-gas-processing plant in Kleberg County, Texas, was shut down as a result of a fire at the plant beginning in November 2013.  This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella-Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014.  Nieto has claimed that the fire at the King Ranch plant constitutes a force majeure event that relieves Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”).  We do not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees.  As a result of Nieto’s failure to pay the deficiency fees due to us, on September 26, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we seek damages that have accumulated as of September 30, 2015 in an amount in excess of $5.7 million and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2015 and December 31, 2014.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps as of September 30, 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy. We did not have an interest rate swap as of December 31, 2014.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gulf Coast Terminals:
Terminaling services fees	$10,844	$10,215	$31,305	$33,290
Other	2,202	2,318	6,459	9,406
Revenue	13,046	12,533	37,764	42,696
Direct operating costs and expenses	(4,920)	(5,115)	(13,815)	(14,656)
Net margins	8,126	7,418	23,949	28,040
Midwest Terminals and Pipeline System:
Terminaling services fees	2,206	2,032	6,299	6,039
Pipeline transportation fees	433	414	1,261	1,155
Other	585	612	1,098	1,622
Revenue	3,224	3,058	8,658	8,816
Direct operating costs and expenses	(871)	(682)	(2,351)	(2,254)
Net margins	2,353	2,376	6,307	6,562
Brownsville Terminals:
Terminaling services fees	2,096	1,624	5,979	4,588
Pipeline transportation fees	1,183	372	3,687	1,100
Other	2,827	2,932	10,043	9,076
Revenue	6,106	4,928	19,709	14,764
Direct operating costs and expenses	(3,269)	(3,597)	(9,479)	(10,528)
Net margins	2,837	1,331	10,230	4,236
River Terminals:
Terminaling services fees	2,346	2,336	6,899	6,450
Other	114	146	547	536
Revenue	2,460	2,482	7,446	6,986
Direct operating costs and expenses	(1,898)	(1,940)	(5,255)	(5,575)
Net margins	562	542	2,191	1,411
Southeast Terminals:
Terminaling services fees	11,521	11,131	34,789	34,086
Other	912	1,571	3,834	5,767
Revenue	12,433	12,702	38,623	39,853
Direct operating costs and expenses	(5,697)	(5,180)	(16,581)	(15,289)
Net margins	6,736	7,522	22,042	24,564
Total net margins	20,614	19,189	64,719	64,813
Direct general and administrative expenses	(1,117)	(1,086)	(2,810)	(2,466)
Allocated general and administrative expenses	(2,835)	(2,782)	(8,440)	(8,346)
Allocated insurance expense	(944)	(942)	(2,812)	(2,769)
Reimbursement of bonus awards expense	(121)	(375)	(1,185)	(1,125)
Depreciation and amortization	(7,711)	(7,400)	(22,524)	(22,196)
Earnings from unconsolidated affiliates	2,191	1,653	9,764	3,091
Operating income	10,077	8,257	36,712	31,002
Other expenses	(2,365)	(1,737)	(6,690)	(4,404)
Net earnings	$7,712	$6,520	$30,022	$26,598

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$11,980	$3,224	$4,995	$2,343	$4,601	$27,143
NGL Energy Partners LP	1,066	—	—	117	7,832	9,015
Frontera	—	—	1,111	—	—	1,111
Revenue	$13,046	$3,224	$6,106	$2,460	$12,433	$37,269
Capital expenditures	$1,519	$78	$1,188	$832	$5,167	$8,784
Identifiable assets	$123,424	$22,902	$46,652	$54,358	$160,387	$407,723
Cash and cash equivalents						791
Investments in unconsolidated affiliates						248,204
Deferred financing costs						1,887
Other						559
Total assets						$659,164

	Three months ended September 30, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$8,373	$3,058	$3,777	$2,367	$4,555	$22,130
NGL Energy Partners LP	4,160	—	—	115	8,147	12,422
Frontera	—	—	1,151	—	—	1,151
Revenue	$12,533	$3,058	$4,928	$2,482	$12,702	$35,703
Capital expenditures	$289	$10	$73	$137	$217	$726

	Nine months ended September 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$32,859	$8,658	$16,401	$7,095	$14,183	$79,196
NGL Energy Partners LP	4,905	—	10	351	24,440	29,706
Frontera	—	—	3,298	—	—	3,298
Revenue	$37,764	$8,658	$19,709	$7,446	$38,623	$112,200
Capital expenditures	$8,503	$775	$3,455	$3,875	$7,930	$24,538

	Nine months ended September 30, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$21,054	$5,830	$11,779	$6,202	$6,362	$51,227
NGL Energy Partners LP	4,160	—	—	115	8,147	12,422
Morgan Stanley Capital Group	17,482	2,986	—	669	25,344	46,481
Frontera	—	—	2,985	—	—	2,985
Revenue	$42,696	$8,816	$14,764	$6,986	$39,853	$113,115
Capital expenditures	$678	$39	$994	$732	$895	$3,338

r

(19) SUBSEQUENT EVENT

On October 12, 2015, we announced a distribution of $0.665 per unit for the period from July 1, 2015 through September 30, 2015. This distribution is payable on November 6, 2015 to unitholders of record on October 30, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Commercial activity.    On October 30,  2015, we entered into a new six-year terminaling services agreement with a subsidiary of NGL Energy Partners LP (“NGL”) for approximately 1.2 million barrels of new product storage capacity to be constructed at our Collins, Mississippi terminal and approximately 0.1 million barrels of existing storage capacity at this same terminal. The terminaling services agreement with NGL will be effective January 1, 2016 with the majority of the contract revenue coming on-line upon completion of the construction of the new tank capacity, which is expected to occur during the fourth quarter of 2016 and the first quarter of 2017.  This first phase of our expansion at Collins is expected to cost approximately $43 million.  We are currently negotiating agreements with other potential customers that could support the construction of another 0.8 million barrels of product storage capacity at our Collins terminal.  Our Collins terminal is the only independent terminal capable of receiving from, delivering to, and transferring between the Colonial and Plantation pipeline systems.

On October 26, 2015, we finalized the negotiation of the start of a five-and-half-year terminaling services agreement with a new third party customer for approximately 700,000 barrels of existing asphalt storage capacity at our Port Everglades North, Cape Canaveral, Jacksonville, and Port Manatee, Florida terminals. The new agreement contains an increase to the minimum throughput fee per barrel and commenced November 1, 2015, upon the departure of the previous third party asphalt customer at these terminals.  The new agreement re-contracts all but approximately 270,000 barrels of our asphalt storage capacity in Florida, which was under contract through October 31, 2015. We are in the process of identifying other potential parties to re‑contract this capacity, however, at this time we cannot be certain whether we will be successful in our re‑contracting efforts.

Quarterly distributions.    On October 12, 2015, we announced a distribution of $0.665 per unit for the period from July 1, 2015 through September 30, 2015. This distribution is payable on November 6, 2015 to unitholders of record on October 30, 2015.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2015	2014
Terminaling services fees	$29,013	$27,338
Pipeline transportation fees	1,616	786
Management fees and reimbursed costs	1,966	1,892
Other	4,674	5,687
Revenue	$37,269	$35,703

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$13,046	$12,533
Midwest terminals and pipeline system	3,224	3,058
Brownsville terminals	6,106	4,928
River terminals	2,460	2,482
Southeast terminals	12,433	12,702
Revenue	$37,269	$35,703

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

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$10,844	$10,215
Midwest terminals and pipeline system	2,206	2,032
Brownsville terminals	2,096	1,624
River terminals	2,346	2,336
Southeast terminals	11,521	11,131
Terminaling services fees	$29,013	$27,338

The increase in terminaling services fees at our Brownsville terminals includes an increase of approximately $0.3 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014.  The plant had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees.  The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.3 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.

Included in terminaling services fees for the three months ended September 30, 2015 and 2014 are fees charged to affiliates of approximately $8.3 million and $11.1 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2015	2014
Firm commitments:
External customers	$19,953	$15,211
Affiliates	7,565	10,930
Total	27,518	26,141
Variable:
External customers	753	990
Affiliates	742	207
Total	1,495	1,197
Terminaling services fees	$29,013	$27,338

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2015 are as follows (in thousands):

Less than 1 year remaining	$7,228
1 year or more, but less than 3 years remaining	12,569
3 years or more, but less than 5 years remaining	3,071
5 years or more remaining	4,650
Total firm commitments for the three months ended September 30, 2015	$27,518

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

Regulatory Commission regulates the tariff on our pipelines. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	414
Brownsville terminals	1,183	372
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,616	$786

The increase in pipeline transportation fees includes an increase of approximately $0.8 million resulting from the King Ranch natural gas processing plant in Kleberg County, Texas becoming operational again in late November 2014.  The plant had been previously shutdown since November 2013 due to a fire.  The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We are currently in a dispute with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational.  See “Legal proceedings” in Note 16 of Notes to consolidated financial statements for a discussion of pending legal proceedings.

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$262	$257
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,704	1,635
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$1,966	$1,892

Included in management fees and reimbursed costs for the three months ended September 30, 2015 and 2014 are fees charged to affiliates of approximately $1.1 million and $1.2 million, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2015	2014
Product gains	$1,875	$3,062
Steam heating fees	629	593
Product transfer services	340	611
Railcar handling	106	154
Other	1,724	1,267
Other revenue	$4,674	$5,687

For the three months ended September 30, 2015 and 2014, we sold approximately 30,750 and 29,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $61 and $112 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2015 and 2014, we have accrued a liability due to our affiliate customer under the Southeast terminaling services agreement of approximately $nil and $0.2 million, respectively.

Included in other revenue for the three months ended September 30, 2015 and 2014 are amounts charged to affiliates of approximately $0.7 million and  $1.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$1,940	$2,061
Midwest terminals and pipeline system	585	612
Brownsville terminals	1,123	1,297
River terminals	114	146
Southeast terminals	912	1,571
Other revenue	$4,674	$5,687

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2015	2014
Wages and employee benefits	$5,394	$5,889
Utilities and communication charges	1,927	1,738
Repairs and maintenance	4,133	4,366
Office, rentals and property taxes	2,307	2,281
Vehicles and fuel costs	208	273
Environmental compliance costs	671	708
Other	2,015	1,259
Direct operating costs and expenses	$16,655	$16,514

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2015	2014
Gulf Coast terminals	$4,920	$5,115
Midwest terminals and pipeline system	871	682
Brownsville terminals	3,269	3,597
River terminals	1,898	1,940
Southeast terminals	5,697	5,180
Direct operating costs and expenses	$16,655	$16,514

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $1.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses were approximately $0.9 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $0.1 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, depreciation and amortization expense was approximately $7.7 million and $7.4 million, respectively.

For the three months ended September 30, 2015 and 2014, interest expense was approximately $2.2 million and $1.5 million, respectively. The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO, as it was placed into service throughout the first three quarters of 2014, and the recognition of unrealized losses in determining the fair value of our interest rate swap agreements. We did not have interest rate swap agreements during the year ended December 31, 2014.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2015	2014
BOSTCO	$1,670	$1,368
Frontera	521	285
Total earnings from investments in unconsolidated affiliates	$2,191	$1,653

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2015	2014
BOSTCO	$4,226	$20,283
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$4,226	$20,283

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2015	2014
BOSTCO	$6,555	$2,915
Frontera	955	344
Cash distributions received from unconsolidated affiliates	$7,510	$3,259

The increase in distributions received from our investment in BOSTCO is primarily attributable to a one-time gain resulting from a contract buy-out by one of its customers in April of 2015. Our share of the gain was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2015	2014
Terminaling services fees	$85,271	$84,453
Pipeline transportation fees	4,948	2,255
Management fees and reimbursed costs	5,720	5,203
Other	16,261	21,204
Revenue	$112,200	$113,115

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$37,764	$42,696
Midwest terminals and pipeline system	8,658	8,816
Brownsville terminals	19,709	14,764
River terminals	7,446	6,986
Southeast terminals	38,623	39,853
Revenue	$112,200	$113,115

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

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$31,305	$33,290
Midwest terminals and pipeline system	6,299	6,039
Brownsville terminals	5,979	4,588
River terminals	6,899	6,450
Southeast terminals	34,789	34,086
Terminaling services fees	$85,271	$84,453

The decrease in terminaling services fees at our Gulf Coast terminals includes a decrease of approximately $1.1 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the nine months ended September 30, 2015 in order to complete enhancements for a new customer at this facility, RaceTrac Petroleum Inc.  The enhanced tankage at Port Manatee became available to RaceTrac Petroleum Inc. in July of 2015.  The decrease in terminaling services fees at our Gulf Coast terminals also includes a decrease of approximately $1.1 million resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Port Manatee, Florida terminal effective May 31, 2014. We are currently in the process of identifying other potential parties to re‑contract this capacity.

The increase in terminaling services fees at our Brownsville terminals includes an increase of approximately $0.9 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014.  The plant had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees.  The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.5 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.

Included in terminaling services fees for the nine months ended September 30, 2015 and 2014 are fees charged to affiliates of approximately $27.0 million and $49.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2015	2014
Firm commitments:
External customers	$55,043	$32,433
Affiliates	24,741	48,825
Total	79,784	81,258
Variable:
External customers	3,250	2,641
Affiliates	2,237	554
Total	5,487	3,195
Terminaling services fees	$85,271	$84,453

The remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2015 were as follows (in thousands):

Less than 1 year remaining	$21,547
1 year or more, but less than 3 years remaining	36,381
3 years or more, but less than 5 years remaining	7,875
5 years or more remaining	13,981
Total firm commitments for the nine months ended September 30, 2015	$79,784

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,261	1,155
Brownsville terminals	3,687	1,100
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$4,948	$2,255

The increase in pipeline transportation fees includes an increase of approximately $2.6 million resulting from the King Ranch natural gas processing plant in Kleberg County, Texas becoming operational again in late November 2014.  The plant had been previously shutdown since November 2013 due to a fire.  The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto Trading, B.V. (“Nieto”), who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We are currently in a dispute with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational.  See “Legal proceedings” in Note 16 of Notes to consolidated financial statements for a discussion of pending legal proceedings.

Included in pipeline transportation fees for the nine months ended September 30, 2015 and 2014 are fees charged to affiliates of $nil and approximately $0.2 million, respectively.

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$661	$752
Midwest terminals and pipeline system	—	—
Brownsville terminals	5,059	4,451
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$5,720	$5,203

Included in management fees and reimbursed costs for the nine months ended September 30, 2015 and 2014 are fees charged to affiliates of approximately $3.3 million and $3.4 million, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2015	2014
Product gains	$5,853	$10,753
Steam heating fees	3,289	2,937
Product transfer services	1,082	1,323
Railcar handling	455	513
Other	5,582	5,678
Other revenue	$16,261	$21,204

For the nine months ended September 30, 2015 and 2014, we sold approximately 86,000 and 108,150 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $68 and $116 per barrel, respectively. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2015 and 2014, we have accrued a liability due to our affiliate customer under the Southeast terminaling services agreement of approximately $nil and $1.8 million, respectively.

Included in other revenue for the nine months ended September 30, 2015 and 2014 are amounts charged to affiliates of approximately $2.7 million and $8.9 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$5,798	$8,654
Midwest terminals and pipeline system	1,098	1,622
Brownsville terminals	4,984	4,625
River terminals	547	536
Southeast terminals	3,834	5,767
Other revenue	$16,261	$21,204

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2015	2014
Wages and employee benefits	$16,681	$17,229
Utilities and communication charges	5,852	6,170
Repairs and maintenance	10,176	11,270
Office, rentals and property taxes	7,006	6,957
Vehicles and fuel costs	724	915
Environmental compliance costs	1,854	2,062
Other	5,188	3,699
Direct operating costs and expenses	$47,481	$48,302

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2015	2014
Gulf Coast terminals	$13,815	$14,656
Midwest terminals and pipeline system	2,351	2,254
Brownsville terminals	9,479	10,528
River terminals	5,255	5,575
Southeast terminals	16,581	15,289
Direct operating costs and expenses	$47,481	$48,302

Direct general and administrative expenses of our operations primarily include accounting and legal costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $2.8 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $8.4 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance  expenses were approximately $2.8 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $1.2 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was approximately $22.5 million and $22.2 million, respectively.

For the nine months ended September 30, 2015 and 2014, interest expense was approximately $6.1 million and $3.7 million, respectively.  The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO, as it was placed into service throughout the first three quarters of 2014, and the recognition of unrealized losses in determining the fair value of our interest rate swap agreements. We did not have interest rate swap agreements during the year ended December 31, 2014.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2015	2014
BOSTCO	$8,244	$2,617
Frontera	1,520	474
Total earnings from investments in unconsolidated affiliates	$9,764	$3,091

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2015	2014
BOSTCO	$4,226	$43,635
Frontera	—	45
Additional capital investments in unconsolidated affiliates	$4,226	$43,680

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2015	2014
BOSTCO	$13,363	$4,072
Frontera	2,099	1,625
Cash distributions received from unconsolidated affiliates	$15,462	$5,697

The increase in earnings and distributions received from our investment in BOSTCO is attributable to the BOSTCO terminal being placed into service throughout the first three quarters of 2014 and a one-time gain resulting from a contract buy-out by one of its customers in April of 2015. Our share of the gain was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO.

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

Our capital expenditures for the nine months ended September 30,  2015 were approximately $24.5 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved additional investments and expansion projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the first quarter of 2017. The remaining expenditures to complete the approved projects are estimated to be approximately $50 million, which includes the construction costs associated with the first phase of our tank expansion at our Collins, Mississippi terminal. We expect to fund our future investment and expansion expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.    On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. Concurrent with the Fifth Amendment to the credit facility, which was effective as of February 26, 2015 (see Note 12 of Notes to consolidated financial statements), the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $401.2 million at September 30, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2015, our outstanding borrowings under the credit facility were $249.6 million.

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

					Twelve months
	Three months ended				ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2014	2015	2015	2015	2015
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$18,278	$21,325	$21,612	$23,252	$84,467
Consolidated funded indebtedness					$249,600
Total leverage ratio					2.96	x
Consolidated EBITDA for the interest coverage ratio	$18,278	$21,325	$21,612	$23,252	$84,467
Consolidated interest expense, as stipulated in the credit facility (1)	$1,817	$1,793	$2,002	$1,737	$7,349
Interest coverage ratio					11.49	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$18,278	$21,325	$21,612	$23,252	$84,467
Consolidated interest expense	(1,817)	(1,942)	(1,943)	(2,198)	(7,900)
Unrealized loss (gain) on derivative instruments	—	149	(59)	461	551
Amortization of deferred revenue	(516)	(309)	(258)	(437)	(1,520)
Change in operating assets and liabilities	3,019	826	(205)	7,696	11,336
Cash flows provided by operating activities	$18,964	$20,049	$19,147	$28,774	$86,934

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2015, we are party to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense.  At September 30, 2015, we had outstanding borrowings of $249.6 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September

30, 2015, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.7 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our affiliate customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the nine months ended September 30, 2015 and 2014, we sold approximately 86,000 and 108,150 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $68 and $116 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 5, 2015	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.