Form 10-K
period 2015-12-31
TransMontaigne Partners L.P.
filed 2016-03-10
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of common limited partner units held by non‑ affiliates of the registrant on June 30, 2015 was $489,427,549 computed by reference to the last sale price ($38.00 per common unit) of the registrant’s common limited partner units on the New York Stock Exchange on June 30, 2015

The number of the registrant’s common limited partner units outstanding on February 29, 2016 was 16,124,566.

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
•

Gulf TLP Holdings, LLC, a wholly-owned subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”) controls our general partner, which has sole responsibility for conducting our business and managing our operations. ArcLight and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

•	affiliates of our general partner, including Gulf TLP Holdings, LLC and ArcLight, may compete with us and do not have any obligation to present business opportunities to us;
•

failure by any of our significant customers to continue to engage us to provide services after the expiration of existing terminaling services agreements or our failure to secure comparable alternative arrangements;

•	a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;
•	a material portion of our operations are conducted through joint ventures, over which we do not maintain full control and which have unique risks;
•	competition from other terminals and pipelines that may be able to supply our significant customers with terminaling services on a more competitive basis;
•	the continued creditworthiness of, and performance by, our significant customers;

•	the expiration of our omnibus agreement occurs on the earlier to occur of ArcLight ceasing to control our general partner or following at least 24 months prior written notice;
•

NGL Energy Operating will continue to employ the officers and employees that provide services to us under the provisions of a transition services agreement entered into in connection with the ArcLight acquisition and NGL has conflicts of interest with us and limited duties to us, which may permit it to favor its own interests to our detriment while the transition services agreement is operative;

•

we are exposed to the credit risks of our significant customers which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations;

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

•	the control of our general partner being transferred to a third party without our consent or unitholder consent;
•	we may have to refinance our existing debt in unfavorable market conditions;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	our shared pollution insurance policies with TransMontaigne LLC may limit or extinguish the coverage available to us.
•	cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;
•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;

•	cost reimbursements, which are determined by our general partner, and fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without your approval would dilute your existing ownership interest;
•	the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;
•	our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;
•	our inability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;
•	the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;
•	unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;
•	investment in common partnership units by tax‑exempt entities and non‑United States persons raises tax issues unique to them;
•	unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and
•	the sale or exchange of 50% or more of our capital and profits interests within a 12‑month period would result in a deemed technical termination of our partnership for income tax purposes.

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

Our general partner is TransMontaigne GP L.L.C.  On February 1, 2016, TransMontaigne GP L.L.C. was acquired by a wholly owned subsidiary of ArcLight Energy Partners Fund VI, L.P.  Unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” “Partners” or the “partnership” are intended to mean TransMontaigne Partners L.P. (and our wholly owned and controlled operating subsidiaries). References to ArcLight are intended to mean ArcLight Energy Partners Fund VI, L.P., its wholly owned subsidiary Gulf TLP Holdings, LLC and its subsidiaries other than TransMontaigne GP L.L.C., our general partner, and TransMontaigne Partners and its subsidiaries.

OVERVIEW

We are controlled by our general partner, TransMontaigne GP L.L.C., which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight. At December 31, 2015, TransMontaigne LLC, a wholly owned subsidiary of NGL Energy Partners LP, or NGL, owned all of the issued and outstanding membership interests of TransMontaigne GP L.L.C. As a result, NGL was the indirect owner of our general partner. At December 31, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

On February 1, 2016, NGL consummated the sale of its indirect 100% ownership interest in TransMontaigne GP L.L.C. pursuant to a purchase agreement by and among NGL, TransMontaigne Services LLC, a Delaware limited liability company and wholly owned subsidiary of NGL, ArcLight Energy Partners Fund VI, L.P., a Delaware limited partnership, and Gulf TLP Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of ArcLight, which we refer to herein as the ArcLight acquisition.

 As a result of the ArcLight acquisition, ArcLight acquired a 100% membership interest in, and control of, our general partner. Consequently, the transaction resulted in a change in control of TLP. The ArcLight acquisition did not involve any of the limited partnership units in TLP held by the public, and our limited partnership units continue to trade on the New York Stock Exchange.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc., a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner. Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. The sale resulted in a change in control of the Partnership. In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis bulk storage tankage, collectively, referred to herein as, the NGL acquisition.  All other terminaling services agreements with Morgan Stanley Capital Group remained with Morgan Stanley Capital Group. The NGL acquisition did not involve the sale or purchase of any of our common units held by the public.

Our partnership has no officers or employees and all of our management and operational activities are provided by officers and employees of NGL Energy Operating LLC, or NGL Energy Operating, a wholly owned subsidiary of NGL. In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continues to serve as the entity that employs the officers and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary. The transition services agreement may be terminated by our general partner upon 30 days prior written notice to NGL. It is anticipated that in 2016 all employees who provide services to the Partnership will become employees of TLP Management Services LLC, which entity will establish and maintain all employee benefits programs on behalf of our partnership. TLP Management Services LLC is a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight.

We are controlled by our general partner, TransMontaigne GP L.L.C., which is wholly owned by Gulf TLP Holdings, LLC. TransMontaigne GP L.L.C. is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P. TransMontaigne GP L.L.C. is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur.

The following diagram depicts our organization and structure as of December 31, 2015, prior to the occurrence of the ArcLight acquisition:

The following diagram depicts our current organization and structure, following the February 1, 2016 ArcLight acquisition:

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

Transportation.  Before an independent distribution and marketing company distributes refined petroleum products into wholesale markets, it must first schedule that product for shipment by tankers, barges, railcars or on common carrier pipelines to a liquid bulk terminal.

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

•

Pipeline Transportation Fees.  We earn pipeline transportation fees on our Razorback and Diamondback pipelines and the Ella‑Brownsville pipeline, which in January 2013 we began leasing from a third party, based on the volume of product transported and the distance from the origin point to the delivery point. The Federal Energy Regulatory Commission, or FERC, regulates the tariff on the Razorback, Diamondback and Ella‑Brownsville pipelines.

•Management Fees and Reimbursed Costs.  We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate for an affiliate of PEMEX, Mexico’s state‑owned petroleum company, a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. Effective as of April 1, 2011, we entered into the Frontera joint venture. We manage and operate Frontera and receive a management fee based on our costs incurred.

•Other Revenue.  We provide ancillary services including heating and mixing of stored products, product transfer services, railcar handling, butane blending, wharfage fees and vapor recovery fees. Pursuant to certain terminaling services agreements with our throughput customers, we are entitled to the volume of net product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained.

Further detail regarding our financial information can be found under Item 8. “Financial Statements and Supplementary Data” of this annual report.

Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River and Southeast facilities. The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2015 are as follows:

Active storage
capacity
Locations	(shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades North	2,408,000
Port Everglades South(1)	376,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,408,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000
Gulf Coast Total	6,890,000
Midwest Facilities
Rogers, AR and Mount Vernon, MO (aggregate amounts)	421,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,584,000
Brownsville Facilities
Brownsville, TX	906,000
Frontera(2)	1,476,000
Brownsville Total	2,382,000
River Facilities
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	189,000
Henderson, KY	169,000
Louisville, KY	183,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	350,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000
River Total	2,685,000

Active storage
capacity
Locations	(shell bbls)
Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (bulk storage)	3,419,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	102,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	463,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	9,997,000
BOSTCO(3)	7,080,000
TOTAL CAPACITY	30,618,000

(1)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(2)	Reflects the total active storage capacity of Frontera, of which we have a 50% ownership interest.
(3)

Reflects the completed construction total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member (“ownership”) interest. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013 and completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014.

Gulf Coast Operations.    Our Gulf Coast operations include eight refined product terminals located in Florida. At our Gulf Coast terminals we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades South terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

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

We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners, L.P. for delivery via our truck for redistribution to locations throughout the Oklahoma City region.

We leased a portion of land in Cushing, Oklahoma and constructed storage tanks with approximately 1.0 million barrels of crude oil storage and associated infrastructure on such property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. The facility was completed and placed into service in August 2012.

Brownsville, Texas Operations.  Effective as of April 1, 2011, we entered into the Frontera joint venture with PMI at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Our 50% ownership interest does not allow us to control Frontera, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

The Diamondback pipeline consists of an 8″ pipeline that transports LPG approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6″ pipeline, which runs parallel to the 8″ pipeline, that can be used by us in the future to transport additional LPG or refined products to Matamoros, Mexico. The 8″ pipeline has a capacity of approximately 20,000 barrels per day. The 6″ pipeline has a capacity of approximately 12,000 barrels per day.

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

Beginning in January 2013, we leased the capacity on the Ella‑Brownsville pipeline from Seadrift Pipeline Corporation, which transports LPG from two points of origin to our terminal in Brownsville: from the King Ranch natural gas processing plant owned and operated by a third party in Kleberg County, Texas 121 miles to Brownsville and an additional 11 miles beginning near the King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

We also operate and maintain the United States portion of a 174‑mile bi‑directional refined products pipeline owned by a third party. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to a third party terminal located in Reynosa, Mexico and terminates at the third party’s refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products and blending components. We operate and manage the 18‑mile portion of the pipeline located in the United States for a fee that is based on the average daily volume handled during the month. Additionally, we are reimbursed for non‑routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense.

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

Southeast Operations.  Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins/Purvis bulk storage terminal. The Collins/Purvis bulk storage terminal has current active storage capacity of approximately 3.4 million barrels, and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We are in the process of expanding the capacity at this terminal by an additional 2.0 million barrels, subject to our entry into terminaling services agreements to contract the additional capacity, at an expected cost of approximately $75 million. The completion of the construction of the new tank capacity, which is commensurate with the associated new contract revenue coming on-line, is expected to occur during the fourth quarter of 2016 through the second quarter of 2017.

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

On June 5, 2013, we announced an expansion of BOSTCO. The expansion includes six, 150,000 barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. Work on the 900,000 barrel expansion started in the second quarter of 2013, and was placed into service at the end of the third quarter of 2014. With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $539 million. Our total payments for the initial and the expansion projects were approximately $237 million. We have funded our payments for BOSTCO utilizing borrowings under our credit facility.

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

Pursue strategic and accretive acquisitions, including acquisitions from ArcLight and its affiliates in drop down transactions. We plan to pursue accretive acquisitions of energy infrastructure assets, including drop down transactions from ArcLight who controls our general partner, and its affiliates, that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We will pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We will also seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions.

Capitalize on organic growth opportunities associated with our existing assets. We continually seek to identify and evaluate economically attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers.  We expect to have opportunities to expand our systems into new markets and sources of supply, which we believe will make our services more attractive to our customers. We intend to focus on projects that can be completed at a relatively low cost and that have potential for attractive returns. For example, our Collins/Purvis, Mississippi bulk storage terminal, with a current active storage capacity of approximately 3.4 million barrels, is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We are in the process of expanding the capacity at this terminal by an additional 2.0 million barrels subject to our entry into terminaling services agreements to contract the additional capacity. The status of our effort to expand the Collins/Purvis bulk storage terminal is as follows:

•

In October 2015 we entered into a six-year terminaling services agreement with NGL for approximately 1.2 million barrels of new product storage capacity and approximately 0.1 million barrels of existing storage capacity. The terminaling services agreement with NGL was effective January 1, 2016 with the majority of the contract revenue to come on-line upon completion of the construction of the new tank capacity.

•

In the first quarter of 2016 we entered into five-year terminaling services agreements with third parties for approximately 0.8 million barrels of new product storage capacity. The term of the terminaling services agreements will commence upon the construction of the new tank capacity.

The above additional capacity brings the total new tank capacity currently under construction at our Collins/Purvis bulk storage terminal to approximately 2.0 million barrels, at an expected cost of approximately $75 million. The completion of the construction of the new tank capacity, which is commensurate with the associated new contract revenue coming on-line, is expected to occur during the fourth quarter of 2016 through the second quarter of 2017. In addition, during 2015 we purchased land adjacent to our Collins/Purvis bulk storage terminal and have begun the process of permitting at least 3.0 million barrels of additional capacity. We are in discussions with potential customers for this future capacity.

Maintain a disciplined financial policy.  We will continue to pursue a disciplined financial policy by maintaining a prudent capital structure, managing our exposure to interest rate risk and conservatively managing our cash reserves.  We believe this conservative capital structure will allow us to consider attractive growth projects and acquisitions even in challenging commodity price or capital market environments.

Attract additional volumes to our systems. We intend to attract new volumes of refined products, crude oil and specialty chemicals to our systems and terminals from existing and new customers by continuing to provide superior customer service and through aggressively marketing our services to additional customers in our areas of operation. We have available capacity at certain terminal locations; as a result, we can accommodate additional volumes at a minimal incremental cost.

Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

The terminaling services agreements we have with our existing customers provide us with stable cash flows.  We have contractual commitments from our customers that generated a substantial majority of our actual revenue. Of this firmly committed revenue for the year ended December 31, 2015, approximately 61% was generated under terminaling services agreements with remaining terms of at least 3 years or more. Our actual revenue for a year is higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee‑based nature of our business, our minimum revenue commitments from our customers, the long‑term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

We do not have material direct commodity price risk.  Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

Relationship with ArcLight.  ArcLight is a private equity firm focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $15.3 billion across multiple energy cycles in more than 97 investments.  Headquartered in Boston, MA with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to TransMontaigne Partners. ArcLight controls our general partner and has a proven track record of investments across the energy industry value chain. ArcLight bases its investments on fundamental asset values and execution of defined growth strategies with a focus on cash flow generating assets and service companies with conservative capital structures. We believe our growth strategy may benefit from this relationship.

We will continue to seek cost‑effective asset enhancement opportunities.  We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In December 2012, we acquired a 42.5% ownership interest in BOSTCO, which constructed a new terminal facility on the Houston Ship Channel for handling residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014.

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

Our Collins/Purvis bulk storage terminal offers strategic access to the Colonial and Plantation Pipeline systems.  Our Collins/Purvis, Mississippi bulk storage terminal, with a current active storage capacity of approximately 3.4 million barrels, is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We are in the process of expanding the capacity at this terminal by an additional 2.0 million barrels. In addition, during 2015 we purchased land adjacent to our Collins/Purvis bulk storage terminal and have begun the process of permitting at least 3.0 million barrels of additional capacity.

Competition

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. These competitors include BP p.l.c., Buckeye Partners, L.P., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Oil Corporation, HollyFrontier Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc.,  Magellan Midstream Partners, L.P., Marathon Petroleum Corporation and its affiliate MPLX LP, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Phillips 66 and its affiliate Phillips 66 Partners LP, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

We have several significant customer relationships from which we expect to derive a substantial majority of our revenue for the foreseeable future. These relationships include:

Customer	Location
NGL Energy Partners LP	Gulf Coast and Southeast facilities
Castleton Commodities International LLC	Midwest and Southeast facilities
RaceTrac Petroleum Inc.	Gulf Coast facilities
PMI Trading Ltd. (1)	Brownsville facilities
Glencore Ltd.	Gulf Coast facilities
Trafigura	Gulf Coast facilities
Valero Marketing and Supply Company	River facilities
World Fuel Services Corporation	Gulf Coast facilities
ExxonMobil Oil Corporation	Gulf Coast facilities
United States Government	Gulf Coast and Southeast facilities
Magellan Pipeline Company, L.P.	Midwest facilities
Motiva Enterprises LLC	Gulf Coast facilities
Nieto Trading, B.V.	Brownsville facilities

(1) Includes 1,200,000 bbls of storage capacity at our Frontera terminal.

Our Relationship with our General Partner and its Affiliates

General.    We are controlled by our general partner, TransMontaigne GP L.L.C., which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight. ArcLight is a private equity firm focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $15.3 billion across multiple energy cycles in more than 97 investments. Headquartered in Boston, MA with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to its portfolio. ArcLight controls our general partner and has a proven track record of investments across the energy industry value chain. ArcLight bases its investments on fundamental asset values and execution of defined growth strategies with a focus on cash flow generating assets and service companies with conservative capital structures.

At December 31, 2015, TransMontaigne LLC, a wholly owned subsidiary of NGL, owned all of the issued and outstanding membership interests of TransMontaigne GP L.L.C.  As a result, NGL was the indirect owner of our general partner.  At December 31, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

On February 1, 2016, NGL sold its indirect 100% ownership interest in the general partner to ArcLight.  As a result of the ArcLight acquisition, ArcLight acquired a 100% membership interest in, and control of, our general partner, which controls our partnership.  Consequently, the transaction resulted in a change in control of TLP.   The ArcLight acquisition did not involve any of the limited partnership units in TLP held by the public, and our limited partnership units continue to trade on the New York Stock Exchange.

NGL continues to hold 3,166,704, or approximately 19.6%, of our outstanding limited partnership units.   In connection with the ArcLight acquisition, NGL entered into a lockup, right of first offer and call option agreement with ArcLight pursuant to which NGL agreed not to dispose of any of our common units held by NGL for a period beginning on January 7, 2016 and ending on the 90th day following the closing. Following the expiration of the lock-up period, ArcLight will have a right of first offer with respect to any of our common units that NGL or its subsidiaries proposes to transfer to a third party. Additionally, NGL granted to ArcLight a call option with respect to 800,000 of our common units pursuant to which ArcLight has the option to purchase the option units following the closing. The call option may only be exercised by ArcLight following delivery of written notice to NGL at any time during the 10-day period commencing on March 31, 2016.

Omnibus Agreement.  We have an omnibus agreement with Gulf TLP Holdings, LLC, an ArcLight subsidiary, that will continue in effect until the earlier to occur of (i) ArcLight or its affiliates ceasing to control our general partner or (ii) the election of either us or ArcLight, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay Gulf TLP Holdings (and prior to the ArcLight acquisition, TransMontaigne LLC) an administrative fee for the provision of various general and administrative services for our benefit.  In connection with the ArcLight acquisition, we entered into an amendment to the omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings.  Further, the amendment waived the automatic termination that would occur at such time as TransMontaigne LLC ceased to control our general partner. In March 2016, we amended and restated the omnibus agreement to reflect the change in ownership structure and remove inapplicable references to TransMontaigne LLC and NGL. The amended and restated omnibus agreement did not change the financial terms, substantive rights or obligations of the parties.

For the years ended December 31, 2015, 2014, and 2013, the administrative fee paid to TransMontaigne LLC was approximately $11.3 million, $11.1 million and $11.0 million, respectively.  If we acquire or construct additional facilities, ArcLight will propose a revised administrative fee covering the provision of services for such additional facilities.  If the conflicts committee of our general partner agrees to the revised administrative fee, Gulf TLP Holdings will provide services for the additional facilities pursuant to the agreement. The administrative fee includes expenses incurred by Gulf TLP Holdings to perform certain management, legal, accounting, tax, corporate staff, engineering and other support services, to the extent such services are not outsourced by Gulf TLP Holdings.  We also reimburse Gulf TLP Holdings for direct operating costs and expenses that Gulf TLP Holdings incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of employee benefits, including 401(k) and health insurance benefits, including amounts paid to NGL Operating for such services under the transition services agreement.

The omnibus agreement further provides that we pay Gulf TLP Holdings (and prior to the ArcLight acquisition, TransMontaigne LLC) an insurance reimbursement for premiums on insurance policies paid for by Gulf TLP Holdings covering our facilities and operations. For the years ended December 31, 2015, 2014 and 2013, the insurance reimbursement paid to TransMontaigne LLC was approximately $3.8 million, $3.7 million and $3.8 million, respectively. Following the ArcLight acquisition, we expect to contract directly with insurance carriers for the majority of our insurance requirements.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the years ended December 31, 2015, 2014 and 2013, the expense associated with the reimbursement of incentive bonus awards was approximately $1.3 million, $1.5 million and $1.3 million, respectively.

Transition Services Agreement.  In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby an affiliate of NGL, NGL Energy Operating, continues to serve as the entity that employs the officers and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary. The transition services agreement may be terminated by our general partner upon 30 days prior written notice to NGL. It is anticipated that in 2016 all employees who provide services to our partnership will become employees of TLP Management Services LLC, which entity will establish and maintain all employee benefits programs on behalf of our partnership. TLP Management Services LLC is a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight.  Accordingly, certain amounts paid to Gulf TLP Holdings under the omnibus agreement will in turn be paid by Gulf TLP Holdings to NGL Energy Operating for the provision of services under the transition services agreement.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, and valves associated with the receipt of refined products. The computer systems are designed to enhance leak‑detection capabilities, sound automatic alarms if operational conditions outside of pre‑established parameters occur, and provide for remote‑controlled shutdown of pump stations on the pipeline. Pump stations and meter‑measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins/Purvis, Mississippi bulk storage facility contains full back‑up/redundant disaster recovery systems covering all of our SCADA systems.

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

We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67‑mile Razorback pipeline; a 37‑mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis bulk storage terminal facilities; a one‑mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18‑mile, bi‑directional refined petroleum liquids pipeline in Texas, known as the “MB pipeline,” that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of periodic internal inspections as well as hydrostatic testing that conforms to Federal standards. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT‑regulated crude oil and refined product pipelines. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

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

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended, or OPA, which addresses three principal areas of oil pollution—prevention, containment and cleanup. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the Office of Pipeline Safety, or the EPA. Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. We believe that we are in substantial compliance with regulations pursuant to OPA and similar state laws.

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

The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by the ArcLight acquisition.

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

Under the transition services agreement, we currently share pollution insurance policies with TransMontaigne LLC until such time as we secure our own replacement policies, which we expect to accomplish in 2016.  These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either of TransMontaigne LLC or us are applied against the caps.  The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne LLC against the policy cap.  In the event we reach the cap, we would seek to acquire additional insurance in the marketplace; however, we can provide no assurance that such insurance would be available or if available, at a reasonable cost.

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

Employees

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C.  For the year ended December 31, 2015, the executive officers of our general partner were employees of and paid by NGL Energy Operating. All of our management and operational activities were provided during 2015, and are still provided for a transition period, by employees of NGL Energy Operating.

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continues to employ the executive officers of our general partner and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary. It is anticipated that in 2016 all employees who provide services with respect to our business will become employees of TLP Management Services LLC, a newly formed, wholly owned subsidiary of Gulf TLP Holdings.

As of February 29, 2016, approximately 450 employees of NGL Energy Operating provided services directly to us. As of March 10, 2016, none of NGL Energy Operating’s employees who provide services directly to us were covered by a collective bargaining agreement.

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

We expect to derive a substantial majority of our revenue from a small number of significant customers for the foreseeable future.  For example, in 2015 NGL accounted for approximately 25% of our annual revenue.  Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

The omnibus agreement expires on the earlier to occur of ArcLight ceasing to control our general partner or following at least 24 months’ prior written notice to the other parties.

We cannot predict whether an acquirer of ArcLight or of our general partner will seek to terminate, amend or modify the terms of the omnibus agreement, which may be terminated following at least 24 months’ prior written notice. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee, or if we must incur substantial costs to replicate the services currently provided by ArcLight and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

We are exposed to the credit risks of our other significant customers which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

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

The obligations of our customers under their terminaling services agreements may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

Our agreements with our customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer’s obligations would be temporarily suspended with respect to that facility. Force majeure events include, but are not limited to, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, acts of nature, including fires, storms, floods, hurricanes, explosions and mechanical or physical failures of our equipment or facilities or those of third parties. In the event of a force majeure, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be materially adversely affected.

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

In addition, our general partner’s affiliates, including ArcLight, may engage in competition with us. If we are unable to compete with services offered by our competitors, including ArcLight and its affiliates, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $400 million. At December 31, 2015, our outstanding borrowings were $248 million. At December 31, 2015, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $90 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those prevalent during the recent recessionary period, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long‑term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in the use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline and may impair our ability to make quarterly distributions to our unitholders.

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

Our amended and restated senior secured credit facility matures in July 2018. At December 31, 2015, we had outstanding borrowings of $248 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 2% to 3% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 1% to 2% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

Our insurance policies each contain caps on the insurer’s maximum liability under the policy, and claims made by us are applied against the caps.  In the event we reach the cap, we would seek to acquire additional insurance in the marketplace; however, we can provide no assurance that such insurance would be available or if available, at a reasonable cost.

Pursuant to the transition services agreement, we currently share our pollution insurance policies with TransMontaigne LLC and claims made by TransMontaigne LLC may limit or extinguish the coverage available to us.

Under the transition services agreement, we currently share pollution insurance policies with TransMontaigne LLC until such time as we secure our own replacement policies, which we expect to accomplish in 2016. These policies contain caps on the insurer’s maximum liability under the policy, and claims made by either of TransMontaigne LLC or us are applied against the caps. The possibility exists that, in any event in which we wish to make a claim under a shared insurance policy, our claim could be denied or only partially satisfied due to claims made by TransMontaigne LLC against the policy cap.  In the event we reach the cap, we would seek to acquire additional insurance in the marketplace; however, we can provide no assurance that such insurance would be available or if available, at a reasonable cost.

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

While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address greenhouse gas emissions would impact our business, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could, depending on the particular program adopted, increase our costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities and administer and manage a greenhouse gas emissions program. Laws or regulations regarding fuel economy, air quality or greenhouse gas emissions could also include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the refined petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Risks Inherent in an Investment in Us

ArcLight indirectly controls our general partner, which has sole responsibility for conducting our business and managing our operations. ArcLight and its affiliates have conflicts of interest with and limited fiduciary duties to us, which may permit them to favor their own interests to our detriment.

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is a wholly owned subsidiary of Gulf TLP Holdings, LLC.  Gulf TLP Holdings, LLC is a wholly owned subsidiary of ArcLight Energy Partners Fund VI, L.P.  and is responsible under our omnibus agreement for providing the personnel who provide support to our operations.  Neither our general partner nor its board of directors is elected by our unitholders and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because the vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

Additionally, any or all of the provisions of our omnibus agreement with Gulf TLP Holdings, LLC, other than the indemnification provisions, will be terminable by Gulf TLP Holdings, LLC at its option if our general partner is removed without cause and common units held by our general partner and its affiliates are not voted in favor of that removal. Cause is narrowly defined in the omnibus agreement to mean that a court of competent jurisdiction has entered a final, non‑appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Four of our general partner’s directors are affiliated with ArcLight. Therefore, conflicts of interest may arise between ArcLight and its affiliates and subsidiaries,  including Gulf TLP Holdings, LLC, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving those conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.

These conflicts include, among others, the following potential conflicts of interest:

•	ArcLight, Gulf TLP Holdings, LLC and their affiliates may engage in competition with us under certain circumstances.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.
•

Neither our partnership agreement nor any other agreement requires Gulf TLP Holdings, LLC or ArcLight to pursue a business strategy that favors us. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Gulf TLP Holdings, LLC and ArcLight’s respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests or the interests of our other customers.

•

Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•

Our general partner is allowed to take into account the interests of parties other than us, such as ArcLight, Gulf TLP Holdings, LLC or their affiliates, in resolving conflicts of interest.  Specifically, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.

•

Certain directors of our general partner are officers or directors of affiliates of our general partner, including Gulf TLP Holdings, LLC and ArcLight, and also devote significant time to the business of these entities and are compensated accordingly.

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

•Our partnership agreement permits us to treat a distribution of a certain amount of cash from non‑operating sources such as asset sales, issuances of securities and long‑term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such a  fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per‑unit distribution amount as the distribution paid in the immediately preceding quarter. As of December 31, 2015, that amount was $50.5 million, $16.0 million of which would go to our general partner in the form of distributions on their general partner interest and incentive distribution rights.

•Our general partner determines which out‑of‑pocket costs incurred by TLP Management Services LLC are reimbursable by us.

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

NGL controls NGL Energy Operating, which will continue to employ the officers and employees that provide services to us under the provisions of a transition services agreement entered into in connection with the ArcLight acquisition.  NGL has conflicts of interest with us and limited duties to us, which may permit it to favor its own interests to our detriment while the transition services agreement is operative.

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. TransMontaigne GP L.L.C. is a wholly owned subsidiary of Gulf TLP Holdings, LLC which is a wholly owned subsidiary of ArcLight Energy Partners Fund VI, L.P. We have no officers or employees and all of our management and operational activities are provided by officers and employees of NGL Energy Operating. In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continues to serve as the entity that employs the officers and employees that provide services to us and provides payroll and benefits services related thereto for so long as necessary. Employees of NGL who provide services to us also devote time to the businesses of NGL which may compete with our own. NGL’s businesses include, among others, crude oil logistics services, oil field services, propane and natural gas liquids trading and distribution. Therefore, conflicts of interest may arise between NGL and its affiliates, including NGL Energy Operating, on the one hand and us and our unitholders, on the other hand, for the interim period during which the provisions of the transition services agreement providing for employment of our officers and employees by an affiliate of NGL remain in effect.

Affiliates of our general partner, including Gulf TLP Holdings, LLC and ArcLight, may compete with us and do not have any obligation to present business opportunities to us.

Neither our partnership agreement nor any other agreement will prohibit affiliates of our general partner, including Gulf TLP Holdings, LLC and ArcLight, from owning assets or engaging in businesses that compete directly or indirectly with us. For example, an affiliate of ArcLight is the majority owner of the general partner of another publicly traded master limited partnership in the midstream segment of the energy industry, which may compete with us in the future. In addition, Gulf TLP Holdings, LLC, ArcLight and other affiliates of our general partner may acquire, construct or dispose of midstream assets or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. ArcLight and its affiliates are large, established participants in the energy industry and may have greater resource than we have, which may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition opportunities. As a result, competition from affiliates of our general partner, including Gulf TLP Holdings, LLC and ArcLight, could materially adversely impact our results of operations and distributable cash flow.

The control of our general partner may be transferred to a third party without the consent of our general partner, Partners or our unitholders.

Our general partner may transfer its general partner interest in TransMontaigne Partners L.P. to a third party in a merger, a sale of all or substantially all of the general partner's assets, or other transaction without the consent of the general partner on behalf of Partners. Furthermore, our partnership agreement does not restrict the ability of Gulf TLP Holdings, LLC, the sole member of our general partner, from transferring its respective limited liability company interest in our general partner to a third party. The new owner of our general partner could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.  In that event, our general partner would be able to take steps to protect the interests of Partners.

Cost reimbursements, which will be determined by our general partner, and fees due our general partner and its affiliates for services provided are and will continue to be substantial and will reduce our cash available for distribution to unitholders.

Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2015, we paid TransMontaigne LLC and its affiliates an administrative fee of approximately $11.3 million, an additional insurance reimbursement of approximately $3.8 million and $1.3 million as partial reimbursement for grants to key employees of TransMontaigne Services LLC and its affiliates who provided services to our partnership under the TransMontaigne Services LLC savings and retention plan. Both the administrative fee and the insurance reimbursement are subject to increase in the event we acquire or construct facilities. Under our amended and restated omnibus agreement with ArcLight and its affiliates, we will continue to incur similar cost reimbursement obligations. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on‑site at our terminals and pipelines. Our general partner will determine the amount of these expenses.  Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

The omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or ArcLight, following at least 24 months’ prior written notice to the other parties. We cannot predict whether ArcLight or our general partner will seek to terminate, amend or modify the terms of the omnibus agreement. If we are not successful in negotiating acceptable terms with such successor, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by ArcLight and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

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

In addition, some states have subjected partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation, and other states may follow this trend. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity‑level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2015, we recognized a liability of approximately $0.1 million for the Texas margin tax, which is imposed at a maximum effective rate of 0.95% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

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

Pursuant to the NGL acquisition, on July 1, 2014, Morgan Stanley sold its direct ownership interest in TransMontaigne LLC to NGL. The disposition of Morgan Stanley’s direct ownership interest in TransMontaigne LLC did not result in a technical termination of TransMontaigne Partners. However, as a result of certain post transaction restructuring of NGL’s  investment in TransMontaigne LLC, including the conversion of TransMontaigne LLC, TransMontaigne Services LLC and TransMontaigne Product Services LLC from Delaware corporations into Delaware limited liability companies, TransMontaigne Partners did experience a technical termination as of December 30, 2014. Further, as a result of TransMontaigne Partners’ technical termination, Frontera also experienced a technical termination on December 30, 2014. Unrelated to TransMontaigne Partners and Frontera’s technical terminations, BOSTCO experienced a technical termination as of November 26, 2014, caused by restructuring of Kinder Morgan Energy Partners, L.P. and its affiliates. Due to these technical terminations experienced for federal income tax purposes, our partnership and the Frontera and BOSTCO joint ventures will each realize a deferral of cost recovery deductions that will impact each of our unitholders through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the current and subsequent years. While the ArcLight acquisition did not result in a technical termination, the transaction and any exercise of ArcLight’s rights of first offer and call option on the remaining units held by NGL, will be included in our analysis of the sale and exchange of our units within a 12-month period.

If we are unable to make acquisitions and investments to increase our capital asset base, we may encounter future declines in our tax depreciation, which may cause some unitholders to recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

Prior to July 1, 2014, Morgan Stanley indirectly controlled our general partner and was a bank holding company under applicable federal banking law and regulation, which imposed limitations on Morgan Stanley and its affiliates’ ability to conduct certain nonbanking activities. As a result of such regulation, Morgan Stanley informed us in October 2011 that it was unable, or limited in approving any “significant” acquisition or investment. The practical effect of these limitations significantly constrained our ability to expand our asset base and operations through acquisitions from third parties, limiting additions to our capital assets primarily to additions and improvements that we constructed or added to our existing facilities. Although we are no longer under such regulatory constraints following the sale of TransMontaigne LLC from Morgan Stanley to NGL, if we do not grow our capital asset base quickly enough to avoid our tax depreciation from declining in the future, some unitholders may recognize higher taxable income. The federal and state tax laws and regulations applicable to an investment in our units are complex and each investor’s tax considerations are likely to be different from those of other investors, so it is impossible to state with certainty the impact of any change on any single investor or group of investors in our units. It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of an investment in our common units. Accordingly, each unitholder or prospective investor in our units is urged to consult with, and depend upon, their tax counsel or other advisor with regard to those matters.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

TransMontaigne LLC has agreed to indemnify us for any losses we may suffer as a result of legal claims for actions that occurred prior to the closing of our initial public offering on May 27, 2005.  For further information regarding the indemnification obligations of TransMontaigne LLC to our partnership, please see “Part I, Items 1 and 2.  Business and Properties, Environmental Matters – Site Remediation”. The environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by the ArcLight acquisition.

The King Ranch natural-gas-processing plant in Kleberg County, Texas owned and operated by a third party, was shut down as a result of a fire at the plant beginning in November 2013. This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals.  The King Ranch plant became operational again in late November 2014. Nieto claimed that the fire at the King Ranch plant constituted a force majeure event that relieved Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”). We did not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees. In September, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we sought damages and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

In February 2016 we entered into a settlement agreement and mutual release with Nieto that included a one-time settlement payment to us and an increase in the throughput fee under the terminaling services agreement for the remaining term. In connection therewith, the litigation was dismissed with prejudice.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

The common units are listed and traded on the New York Stock Exchange under the symbol “TLP.” On February 29, 2016, there were 26 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2014 through March 31, 2014	$40.69	$44.00
April 1, 2014 through June 30, 2014	$41.93	$50.00
July 1, 2014 through September 30, 2014	$40.00	$44.98
October 1, 2014 through December 31, 2014	$31.00	$41.37
January 1, 2015 through March 31, 2015	$30.36	$39.12
April 1, 2015 through June 30, 2015	$31.94	$43.00
July 1, 2015 through September 30, 2015	$26.58	$40.23
October 1, 2015 through December 31, 2015	$20.26	$32.48

DISTRIBUTIONS OF AVAILABLE CASH

The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The following selected financial data for each of the years in the five‑year period ended December 31, 2015, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years ended December 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$152,510	$150,062	$158,886	$156,239	$152,292
Direct operating costs and expenses	(64,033)	(66,183)	(69,390)	(65,964)	(64,498)
Direct general and administrative expenses	(3,573)	(3,535)	(3,911)	(4,810)	(4,703)
Allocated general and administrative expenses	(11,284)	(11,127)	(10,963)	(10,780)	(10,466)
Allocated insurance expense	(3,756)	(3,711)	(3,763)	(3,590)	(3,290)
Reimbursement of bonus awards	(1,303)	(1,500)	(1,250)	(1,250)	(1,250)
Depreciation and amortization	(30,650)	(29,522)	(29,568)	(28,260)	(27,654)
Gain (loss) on disposition of assets	—	—	(1,294)	—	9,576
Earnings (loss) from unconsolidated affiliates	11,948	4,443	(321)	558	113
Operating income	49,859	38,927	38,426	42,143	50,120
Other income (expenses):
Interest expense	(7,396)	(5,489)	(2,712)	(2,855)	(2,457)
Amortization of deferred financing costs	(774)	(975)	(975)	(767)	(1,055)
Foreign currency transaction gain (loss)	—	—	(13)	51	(88)
Net earnings	41,689	32,463	34,726	38,572	46,520
Less—earnings allocable to general partner interest including incentive distribution rights	(7,506)	(7,167)	(5,929)	(5,157)	(4,415)
Net earnings allocable to limited partners	$34,183	$25,296	$28,797	$33,415	$42,105
Net earnings per limited partner unit—basic	$2.12	$1.57	$1.90	$2.31	$2.92
Net earnings per limited partner unit—diluted	$2.12	$1.57	$1.90	$2.31	$2.91
Other Financial Data:
Net cash provided by operating activities	$87,480	$60,929	$64,235	$64,311	$66,091
Net cash used in investing activities	$(34,153)	$(50,702)	$(119,958)	$(85,731)	$(18,566)
Net cash provided by (used in) financing activities	$(55,950)	$(10,186)	$52,192	$20,964	$(45,605)
Cash distributions declared per common unit attributable to the period	$2.665	$2.655	$2.590	$2.550	$2.480
Balance Sheet Data (at period end):
Property, plant and equipment, net	$388,423	$385,301	$407,045	$427,701	$431,782
Investments in unconsolidated affiliates	$246,700	$249,676	$211,605	$105,164	$25,875
Total assets	$656,687	$664,057	$648,432	$569,801	$514,104
Long-term debt	$248,000	$252,000	$212,000	$184,000	$120,000
Partners’ equity	$383,971	$391,465	$408,467	$348,737	$351,876

(1)

At December 31, 2015, 2014, 2013 and 2012, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel with approximately 7.1 million barrels of storage capacity at a cost of approximately $539 million. Our total contributions were approximately $237 million. We have funded our payments for BOSTCO utilizing borrowings under our credit facility. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014 (See Note 8 of Notes to consolidated financial statements).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

We are a refined petroleum products terminaling and pipeline transportation company formed in February 2005 as a Delaware limited partnership. We are controlled by our general partner, TransMontaigne GP, which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight. Prior to February 1, 2016, TransMontaigne LLC, a wholly owned subsidiary of NGL, owned all of the issued and outstanding membership interests of TransMontaigne GP. At December 31, 2015, our operations are composed of:

•A 42.5%, general voting, Class A Member ownership interest in BOSTCO. BOSTCO is a new fully subscribed, 7.1 million barrel terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility began initial commercial operations in the fourth quarter of 2013.  Completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred at the end of the third quarter of 2014.

•Eight refined product terminals located in Florida (“Gulf Coast terminals”), with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to NGL, RaceTrac Petroleum Inc., Glencore Ltd., Trafigura,  World Fuel Services Corporation,  ExxonMobil Oil Corporation, United States Government, Motiva Enterprises LLC, and other distribution and marketing companies.

•A 67‑mile interstate refined products pipeline, which we refer to as the Razorback pipeline, that transports gasoline and distillates for customers of Magellan Pipeline Company, L.P. from our two refined product terminals, one located in Mount Vernon, Missouri and the other located in Rogers, Arkansas, which we refer to as our Razorback terminals. These terminals have an aggregate active storage capacity of approximately 421,000 barrels and are leased to Magellan Pipeline Company, L.P. under a ten-year capacity agreement.

•One crude oil terminal located in Cushing, Oklahoma with an aggregate active storage capacity of approximately 1.0 million barrels that provides integrated terminaling services to Castleton Commodities International LLC.

•One refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 0.2 million barrels, that provides integrated terminaling services to a third party distribution and marketing company.

•One refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 0.9 million barrels that provides integrated terminaling services to Nieto Trading, B.V. and PMI Trading Ltd. and other distribution and marketing companies.

•A 16‑mile LPG pipeline, which we refer to as the Diamondback pipeline, that extends from our Brownsville, Texas facility to the U.S. border. At the U.S. border the Diamondback pipeline connects to a pipeline and storage terminal in Matamoros, Mexico, owned by Nieto Trading, B.V.

•A pipeline leased from the Seadrift Pipeline Corporation, which we refer to as the Ella‑Brownsville pipeline. The pipeline transports LPG from two points of origin to our terminal in Brownsville: from the King Ranch in Kleberg County, Texas owned and operated by a third party 121 miles to Brownsville and an additional 11 miles beginning near the King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

•A 50/50 joint venture with PMI, an indirect subsidiary of PEMEX, for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.5 million barrels that provides services to PMI Trading Ltd. and other distribution and marketing companies.

•Twelve refined product terminals located along the Mississippi and Ohio rivers (“River terminals”) with aggregate active storage capacity of approximately 2.7 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero Marketing and Supply Company and other distribution and marketing companies.

•Twenty‑two refined product terminals located along the Colonial and Plantation pipelines (“Southeast terminals”) with aggregate active storage capacity of approximately 10.0 million barrels that provides integrated terminaling services to NGL, Castleton Commodities International LLC and the United States Government.

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

While our customer base has diversified over the past couple of years away from affiliates to third party customers, as of December 31, 2015 affiliates were still our largest customers and our agreements with them provide a substantial amount of our revenue, representing approximately 28%, 49%, and 66%,  of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Our revenue from affiliate customers is primarily earned pursuant to terminaling services agreements (See Note 2 of Notes to consolidated financial statements).

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

Change in control of the ownership of our general partner. Effective February 1, 2016, NGL consummated the sale of its indirect 100% ownership interest in TransMontaigne GP to ArcLight for $350 million in cash. TransMontaigne GP is our general partner and holds a 2% general partner interest and incentive distribution rights. The ArcLight acquisition resulted in a change in control of our partnership. The ArcLight acquisition did not involve any of our limited partnership units held by the public, and our limited partnership units continue to trade on the New York Stock Exchange.

ArcLight is one of the leading private equity firms focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $15.3 billion across multiple energy cycles in more than 97 investments. Headquartered in Boston, Massachusetts with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to our operations.

Upon the closing of the ArcLight acquisition,  Atanas H. Atanasov, Benjamin Borgen, Brian Cannon and Donald M. Jensen, each employees of NGL, resigned from the board of directors of our general partner. To fill the vacancies resulting from the resignation of the NGL directors, Daniel R. Revers, Kevin M. Crosby and Lucius H. Taylor, each employees of ArcLight, were appointed to the board of directors of our general partner effective February 1, 2016. On February 22, 2016, Theodore D. Burke, an employee of ArcLight, was appointed to the board of directors of our general partner.

In connection with the ArcLight acquisition, our Southeast terminaling services agreement with NGL was amended to extend the term of the agreement through July 31, 2040 at the prevailing contract rate terms contained within the agreement. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement. In addition, we also amended and restated our omnibus agreement to assign it from TransMontaigne LLC to ArcLight and remove certain legacy provisions that were no longer applicable to our partnership. Under the omnibus agreement, we pay ArcLight (and prior to the ArcLight acquisition, we paid TransMontaigne LLC, a wholly owned subsidiary of NGL) an administrative fee for the provision of certain management, legal, accounting, tax, corporate staff, engineering and other support services. The omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of us or ArcLight, following at least 24 months’ prior written notice to the other party of the intent to terminate the agreement. The amendment did not change the financial terms, substantive rights or obligations of the parties under the omnibus agreement.

Expansion of the Collins/Purvis bulk storage terminal.    Our Collins/Purvis, Mississippi bulk storage terminal, with a current active storage capacity of approximately 3.4 million barrels, is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We are in the process of expanding the capacity at this terminal, and the status of our expansion effort is as follows:

•

In October 2015 we entered into a six-year terminaling services agreement with NGL for approximately 1.2 million barrels of new product storage capacity and approximately 0.1 million barrels of existing storage capacity. The terminaling services agreement with NGL was effective January 1, 2016 with the majority of the contract revenue to come on-line upon completion of the construction of the new tank capacity.

•

In the first quarter of 2016 we entered into five-year terminaling services agreements with various third parties for approximately 0.8 million barrels of new product storage capacity. The term of the terminaling services agreements will commence upon construction of the new tank capacity.

The above additional capacity brings the total new tank capacity currently under construction at our Collins/Purvis bulk storage terminal to approximately 2.0 million barrels, at an expected cost of approximately $75 million. The completion of the construction of the new tank capacity, which is commensurate with the associated new contract revenue coming on-line, is expected to occur during the fourth quarter of 2016 through the second quarter of 2017. In addition, during 2015 we purchased land adjacent to our Collins/Purvis bulk storage terminal and have begun the process of permitting at least 3.0 million barrels of additional capacity. We are in discussions with potential customers for this future capacity.

Purchase of the Port Everglades hydrant system. Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12 million. The hydrant system encompasses a system of pipelines that connect the Port’s ship berths to our Port Everglades North terminal. It is the only pipeline system in Port Everglades for fueling cruise ships, and it is currently under contract with one of our existing terminal customers for approximately three more years.

Commercial re-contracting activity.    On November 12, 2015, we entered into a new four year terminaling services agreement with Motiva Enterprises LLC for approximately 0.3 million barrels of product storage capacity at our Pensacola, Florida terminal.  The new agreement commenced February 2, 2016 upon the departure of the previous third party customer at this terminal. The new agreement contains an increase to the minimum throughput payments and is anticipated to generate additional minimum throughput revenue in excess of $1.2 million annually.

On October 26, 2015, we entered into a five-and-half year terminaling services agreement with Trafigura for approximately 700,000 barrels of existing asphalt storage capacity at our Port Everglades North, Cape Canaveral, Jacksonville, and Port Manatee, Florida terminals. The new agreement contains an increase to the minimum throughput fee per barrel and commenced November 1, 2015, upon the departure of the previous third party asphalt customer at these terminals.  The new agreement re-contracts all but approximately 270,000 barrels of our asphalt storage capacity in Florida, which was under contract through October 31, 2015. We are in the process of identifying other potential parties to re‑contract this capacity, however, at this time we cannot be certain whether we will be successful in our re‑contracting efforts.

On May 4, 2015, we entered into a new five year terminaling services agreement with Morgan Stanley Capital Group for approximately 2.7 million barrels of existing product storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. The new five year terminaling services agreement was effective January 1, 2016 and replaced the previous agreement we had with Morgan Stanley Capital Group for this tankage.  The new agreement contains an increase to the minimum throughput payments and is anticipated to generate additional minimum throughput revenue in excess of $4.0 million annually. On October 30, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned the terminaling services agreements to Castleton Commodities International LLC.

In the first quarter of 2015 we contracted 110,000 barrels of available capacity at our Brownsville, Texas terminals to a third party for a three year term commencing in May of 2015.  The majority of this capacity had been unsubscribed since the first quarter of 2014.  We have also contracted 119,000 barrels of available capacity at our Louisville and Greater Cincinnati, Kentucky terminals to a different third party for a three year term commencing in May of 2015. The majority of this capacity had been unsubscribed since the beginning of 2012.  These two new agreements in combination are anticipated to generate additional minimum throughput revenue in excess of $2.5 million annually.

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

NGL has previously provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal. NGL has agreed to allow us to re-contract the majority of this tankage prior to its effective contract termination date. Accordingly, we have re-contracted approximately 0.9 million barrels of the capacity to World Fuel Services Corporation, RaceTrac Petroleum Inc. and another third party at similar rates charged to NGL. We expect to re-contract the remaining capacity at Port Everglades North prior to April 30, 2016 and at rates that are at least similar to the current rate charged to NGL.

Quarterly distributions.    On January 19, 2016, we announced a distribution of $0.67 per unit for the period from October 1, 2015 through December 31, 2015.  This distribution was paid on February 8, 2016 to unitholders of record on January 29, 2016.  On October 12, 2015, we announced a distribution of $0.665 per unit for the period from July 1, 2015 through September 30, 2015. This distribution was paid on November 6, 2015 to unitholders of record on October 30,  2015. On July 13, 2015, we announced a distribution of $0.665 per unit for the period from April 1, 2015 through June 30, 2015. This distribution was paid on August 7, 2015 to unitholders of record on July 31, 2015. On April

13, 2015, we announced a distribution of $0.665 per unit for the period from January 1, 2015 through March 31, 2015.  This distribution was paid on May 7, 2015 to unitholders of record on April 30, 2015.

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

Management fees and reimbursed costs.  We manage and operate for a major oil company certain tank capacity at our Port Everglades South, Florida terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico’s state‑owned petroleum company a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest.

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

Direct operating costs and expenses.  The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals and pipelines.

Direct general and administrative expenses.    The direct general and administrative expenses of our operations primarily include third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

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

Accrued environmental obligations.  At December 31, 2015, we have an accrued liability of approximately $1.0 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

Costs incurred to remediate existing contamination at the terminals we acquired from TransMontaigne LLC have been, and are expected in the future to be, insignificant. Pursuant to agreements with TransMontaigne LLC, TransMontaigne LLC retained 100% of these liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition from TransMontaigne LLC, up to a maximum liability for these indemnification obligations (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River facilities acquired on December 31, 2006, not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007 and not to exceed $2.5 million for the Pensacola terminal acquired on March 1, 2011). The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by the ArcLight acquisition.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended	Year ended	Year ended
	December 31	December 31	December 31
	2015	2014	2013
Terminaling services fees	$114,235	$111,857	$118,585
Pipeline transportation fees	6,613	3,314	7,600
Management fees and reimbursed costs	7,626	7,053	6,281
Other	24,036	27,838	26,420
Revenue	$152,510	$150,062	$158,886

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees, management fees and reimbursed costs and other revenue included in the table above.

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast terminals	$53,708	$55,209	$56,297
Midwest terminals and pipeline system	11,422	11,813	11,561
Brownsville terminals	25,703	21,439	24,900
River terminals	10,194	9,308	10,955
Southeast terminals	51,483	52,293	55,173
Revenue	$152,510	$150,062	$158,886

Total revenue by business segment is presented and further analyzed below by category of revenue.

Terminaling services fees.    Pursuant to terminaling services agreements with our customers, which range from one month to several years in duration, we generate fees by distributing and storing products for our customers. Terminaling services fees include throughput fees based on the volume of product distributed from the facility, injection fees based on the volume of product injected with additive compounds and storage fees based on a rate per barrel of storage capacity per month. The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees,
	by Business Segment
	Year ended	Year ended	Year ended
	December 31	December 31	December 31
	2015	2014	2013
Gulf Coast terminals	$42,049	$43,777	$47,143
Midwest terminals and pipeline system	8,330	8,164	7,926
Brownsville terminals	8,037	6,280	7,412
River terminals	9,316	8,566	10,093
Southeast terminals	46,503	45,070	46,011
Terminaling services fees	$114,235	$111,857	$118,585

The decrease in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes a decrease of approximately $1.1 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the year ended December 31, 2015 in order to complete enhancements for a new customer at this facility, RaceTrac Petroleum Inc.  The enhanced tankage at Port Manatee became available to RaceTrac Petroleum Inc. in July of 2015.  The decrease in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes a decrease of approximately $1.1 million and $4.1 million, respectively, resulting from Morgan Stanley Capital Group terminating its bunker fuels agreement at our Cape Canaveral and Port Manatee, Florida terminals effective May 31, 2014 and TransMontaigne LLC terminating its bunker fuels agreement at our Fisher Island, Florida Terminal effective December 31, 2013. Towards the end of 2014 and beginning in 2015, we were able to re-contract the bunker fuel capacity at our Cape Canaveral and Fisher Island terminals to third parties at similar rates to the preceding agreements. We are currently in the process of identifying other potential parties to re‑contract our bunker fuel capacity at Port Manatee.

The increase in terminaling services fees at our Brownsville terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes an increase of approximately $1.2 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014. The plant, which was owned and operated by a third party, had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees. The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.6 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015. The majority of this capacity had been unsubscribed since the first quarter of 2014.

Included in terminaling services fees, for the years ended December 31, 2015, 2014 and 2013 are fees charged to affiliates of approximately $34.8 million, $59.0 million and $83.3 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Firm commitments:
External customers	$75,218	$49,024	$31,234
Affiliates	31,856	58,226	83,328
Total	107,074	107,250	114,562
Variable:
External customers	4,169	3,789	3,969
Affiliates	2,992	818	54
Total	7,161	4,607	4,023
Terminaling services fees	$114,235	$111,857	$118,585

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2015 were as follows (in thousands):

Less than 1 year remaining	$9,695
1 year or more, but less than 3 years remaining	32,266
3 years or more, but less than 5 years remaining	25,555
5 years or more remaining	39,558
Total firm commitments for the year ended December 31, 2015	$107,074

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

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,694	1,569	1,361
Brownsville terminals	4,919	1,745	6,239
River terminals	—	—	—
Southeast terminals	—	—	—
Pipeline transportation fees	$6,613	$3,314	$7,600

The fluctuations in pipeline transportation fees at our Brownsville terminals over the past three years resulted from a November 2013 fire that shut down the King Ranch natural gas processing plant in Kleberg County, Texas, which was owned and operated by a third party, for approximately one full year. The plant supplies a significant amount of liquefied petroleum gas, or “LPG”, to our third party customer, Nieto, who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals. We recently settled the dispute we had with Nieto regarding the fees that were due from them during the period the King Ranch plant was not operational (see “Item 3. Legal proceedings” of this annual report).

Included in pipeline transportation fees for the years ended December 31, 2015, 2014 and 2013 are fees charged to affiliates of approximately $nil, $0.2 million and $1.4 million, respectively.

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

	Management Fees and Reimbursed Costs
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast terminals	$897	$986	$288
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	6,729	6,067	5,993
River terminals	—	—	—
Southeast terminals	—	—	—
Management fees and reimbursed costs	$7,626	$7,053	$6,281

Included in management fees and reimbursed costs for the years ended December 31, 2015, 2014 and 2013 are fees charged to affiliates of approximately $4.4 million, $4.4 million and $3.7 million, respectively.

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

	Principal Components of Other Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Product gains	$7,526	$13,102	$14,788
Steam heating fees	4,042	4,411	4,011
Product transfer services	1,371	1,524	1,199
Butane blending fees	1,360	420	312
Railcar handling	565	652	648
Other	9,172	7,729	5,462
Other revenue	$24,036	$27,838	$26,420

For the years ended December 31, 2015, 2014 and 2013, we sold approximately 117,000, 140,000 and 159,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $64, $106 and $117 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we rebate to NGL 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2015 and 2014, we have accrued a liability due to our affiliate customer of approximately $nil and $1.8 million, respectively, representing our rebate liability.

The increase in other, included in other revenue, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes approximately $2.6 million of a one-time early contract termination payment at our Gulf Coast terminals and approximately $0.5 million of insurance payments at our Southeast terminals. The increase in other for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes approximately $1.0 million of a one-time tank cleaning payment at our Gulf Coast terminals and approximately $0.9 million of insurance payments at our Brownsville terminals.

Included in other revenue for the years ended December 31, 2015, 2014 and 2013 are amounts charged to affiliates of approximately $3.7 million, $10.6 million and $16.4 million, respectively.

The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast terminals	$10,762	$10,446	$8,866
Midwest terminals and pipeline system	1,398	2,080	2,274
Brownsville terminals	6,018	7,347	5,256
River terminals	878	742	862
Southeast terminals	4,980	7,223	9,162
Other revenue	$24,036	$27,838	$26,420

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

	Direct Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Wages and employee benefits	$22,348	$22,967	$24,070
Utilities and communication charges	7,607	8,075	7,690
Repairs and maintenance	14,657	17,174	20,439
Office, rentals and property taxes	9,169	9,179	9,017
Vehicles and fuel costs	964	1,198	1,394
Environmental compliance costs	2,618	2,642	2,705
Other	6,670	4,948	4,075
Direct operating costs and expenses	$64,033	$66,183	$69,390

The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast terminals	$19,147	$19,426	$20,531
Midwest terminals and pipeline system	3,000	3,134	2,912
Brownsville terminals	12,152	14,253	15,975
River terminals	7,126	7,976	7,866
Southeast terminals	22,608	21,394	22,106
Direct operating costs and expenses	$64,033	$66,183	$69,390

Direct general and administrative expenses of our operations primarily include third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $3.6 million, $3.5 million and $3.9 million, respectively.

Allocated general and administrative expenses include charges from TransMontaigne LLC for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $11.3 million, $11.1 million and $11.0 million, respectively.

Allocated insurance expenses include charges from TransMontaigne LLC for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. The allocated insurance expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $3.8 million, $3.7 million and $3.8 million, respectively.

Reimbursement of bonus awards include expenses associated with us reimbursing TransMontaigne LLC for awards granted by them to certain key officers and employees that vest over future service periods.  The expenses associated with these reimbursements were approximately $1.3 million, $1.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Depreciation and amortization expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $30.7 million, $29.5 million and $29.6 million, respectively.

Interest expense for the years ended December 31, 2015, 2014 and 2013 was approximately $7.4 million, $5.5 million and $2.7 million, respectively. The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO, as it was placed into service throughout the first three quarters of 2014.

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

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2015, 2014 and 2013, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility located on the Houston Ship Channel.  BOSTCO began initial commercial operations in the fourth quarter of 2013; with completion of its approximately 7.1 million barrels of storage capacity and related infrastructure occurring at the end of the third quarter of 2014. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,		December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$223,214	$225,920
Frontera	50%	50%	23,486	23,756
Total investments in unconsolidated affiliates			$246,700	$249,676

At December 31, 2015 and 2014, our investment in BOSTCO includes approximately $7.4 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$9,968	$3,853	$(826)
Frontera	1,980	590	505
Total earnings (loss) from investments in unconsolidated affiliates	$11,948	$4,443	$(321)

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$4,226	$43,635	$108,077
Frontera	500	46	152
Additional capital investments in unconsolidated affiliates	$4,726	$43,681	$108,229

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$16,900	$7,749	$—
Frontera	2,749	2,304	1,467
Cash distributions received from unconsolidated affiliates	$19,649	$10,053	$1,467

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

Our capital expenditures for the year ended December 31, 2015 were approximately $29.4 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved additional investments and expansion projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the second quarter of 2017. At December 31, 2015, the remaining expenditures to complete the approved projects are estimated to be approximately $90 million, which primarily includes the construction costs associated with the tank expansion at our Collins/Purvis bulk storage terminal and the recent purchase of the Port Everglades hydrant system, as further discussed in Significant Developments Since The Filing Of Our Prior Year Form 10-K, within Item 7. Management’s Discussion And Analysis of Financial Condition And Results Of Operations. We expect to fund our future investment and expansion expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $425.7 million at December  31, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2015, our outstanding borrowings under the credit facility were $248.0 million.

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

					Twelve months
	Three months ended				ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$21,325	$21,612	$23,252	$23,432	$89,621
Consolidated funded indebtedness					$248,000
Total leverage ratio					2.77	x
Consolidated EBITDA for the interest coverage ratio	$21,325	$21,612	$23,252	$23,432	$89,621
Consolidated interest expense, as stipulated in the credit facility (1)	$1,793	$2,002	$1,737	$1,864	$7,396
Interest coverage ratio					12.12	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$21,325	$21,612	$23,252	$23,432	$89,621
Consolidated interest expense	(1,942)	(1,943)	(2,198)	(1,313)	(7,396)
Unrealized loss (gain) on derivative instruments	149	(59)	461	(551)	—
Amortization of deferred revenue	(309)	(258)	(437)	(264)	(1,268)
Change in operating assets and liabilities	826	(205)	7,696	(1,794)	6,523
Cash flows provided by operating activities	$20,049	$19,147	$28,774	$19,510	$87,480

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

Contractual obligations and contingencies.  We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2015 are as follows (in thousands):

	Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter
Additions to property, plant and equipment under contract	$11,130	$—	$—	$—	$—	$—
Operating leases—property and equipment	3,935	3,076	685	671	564	4,120
Long-term debt	—	—	248,000	—	—	—
Interest expense on debt(1)	6,696	6,696	3,889	—	—	—
Total contractual obligations to be settled in cash	$21,761	$9,772	$252,574	$671	$564	$4,120

(1)

Assumes that our outstanding long‑term debt at December 31, 2015 remains outstanding until its maturity date under our credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2015, which is 2.7% per year.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2015, we are party to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At December 31, 2015, we had outstanding borrowings of $248.0 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at December 31, 2015, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.7 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we rebate to NGL 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the years ended December 31, 2015, 2014 and 2013, we sold approximately 117,000, 140,000 and 159,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $64, $106 and $117 per barrel, respectively.

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

TransMontaigne Partners L.P. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of TransMontaigne GP L.L.C. and

The Unitholders of TransMontaigne Partners L.P.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 10, 2016

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$681	$3,304
Trade accounts receivable, net	5,973	9,359
Due from affiliates	1,080	1,316
Other current assets	2,410	3,065
Total current assets	10,144	17,044
Property, plant and equipment, net	388,423	385,301
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	246,700	249,676
Other assets, net	2,935	3,551
	$656,687	$664,057
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$10,874	$6,887
Accrued liabilities	11,111	9,835
Total current liabilities	21,985	16,722
Other liabilities	2,731	3,870
Long-term debt	248,000	252,000
Total liabilities	272,716	272,592
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,124,566 units issued and outstanding at December 31, 2015 and 2014)	326,224	333,619
General partner interest (2% interest with 329,073 equivalent units outstanding at December 31, 2015 and 2014)	57,747	57,846
Total partners’ equity	383,971	391,465
	$656,687	$664,057

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of comprehensive income

(In thousands, except per unit amounts)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Revenue:
External customers	$109,557	$75,909	$54,045
Affiliates	42,953	74,153	104,841
Total revenue	152,510	150,062	158,886
Operating costs and expenses and other:
Direct operating costs and expenses	(64,033)	(66,183)	(69,390)
Direct general and administrative expenses	(3,573)	(3,535)	(3,911)
Allocated general and administrative expenses	(11,284)	(11,127)	(10,963)
Allocated insurance expense	(3,756)	(3,711)	(3,763)
Reimbursement of bonus awards expense	(1,303)	(1,500)	(1,250)
Depreciation and amortization	(30,650)	(29,522)	(29,568)
Loss on disposition of assets	—	—	(1,294)
Earnings (loss) from unconsolidated affiliates	11,948	4,443	(321)
Total operating costs and expenses and other	(102,651)	(111,135)	(120,460)
Operating income	49,859	38,927	38,426
Other expenses:
Interest expense	(7,396)	(5,489)	(2,712)
Amortization of deferred financing costs	(774)	(975)	(975)
Foreign currency transaction loss	—	—	(13)
Total other expenses	(8,170)	(6,464)	(3,700)
Net earnings	41,689	32,463	34,726
Other comprehensive income - foreign currency translation adjustments	—	—	83
Comprehensive income	$41,689	$32,463	$34,809
Net earnings	$41,689	$32,463	$34,726
Less—earnings allocable to general partner interest including incentive distribution rights	(7,506)	(7,167)	(5,929)
Net earnings allocable to limited partners	$34,183	$25,296	$28,797
Net earnings per limited partner unit—basic	$2.12	$1.57	$1.90
Net earnings per limited partner unit—diluted	$2.12	$1.57	$1.90

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity

(Dollars in thousands)

			Accumulated
		General	other
	Common	partner	comprehensive
	units	interest	income (loss)	Total
Balance January 1, 2013	$292,648	$56,564	$(475)	$348,737
Proceeds from offering of 1,667,500 common units, net of underwriters’ discounts and offering expenses of $3,462	68,774	—	—	68,774
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,474	—	1,474
Distributions to unitholders	(39,466)	(6,005)	—	(45,471)
Equity-based compensation related to restricted phantom units	337	—	—	337
Purchase of 13,069 common units by our long-term incentive plan and from affiliate	(585)	—	—	(585)
Issuance of 10,608 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2013	28,797	5,929	—	34,726
Other comprehensive income—foreign currency translation adjustments	—	—	83	83
Foreign currency translation adjustments reclassified into loss upon the sale of the Mexico operations	—	—	392	392
Balance December 31, 2013	350,505	57,962	—	408,467
Distributions to unitholders	(42,561)	(7,283)	—	(49,844)
Equity-based compensation	721	—	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	—	(342)
Issuance of 20,500 common units due to vesting of restricted phantom units	—	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	—	32,463
Balance December 31, 2014	333,619	57,846	—	391,465
Distributions to unitholders	(42,897)	(7,605)	—	(50,502)
Equity-based compensation	1,411	—	—	1,411
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	—	(92)
Net earnings for year ended December 31, 2015	34,183	7,506	—	41,689
Balance December 31, 2015	$326,224	$57,747	$—	$383,971

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$41,689	$32,463	$34,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,650	29,522	29,568
Loss on disposition of assets	—	—	1,294
Loss (earnings) from unconsolidated affiliates	(11,948)	(4,443)	321
Distributions from unconsolidated affiliates	19,649	10,053	1,467
Equity-based compensation	1,411	721	337
Amortization of deferred financing costs	774	975	975
Amortization of deferred revenue	(1,268)	(2,437)	(3,672)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	3,386	(2,838)	(1,518)
Due from affiliates	236	941	778
Other current assets	655	413	472
Amounts due under long-term terminaling services agreements, net	1,144	1,298	792
Utility deposits	(19)	—	135
Trade accounts payable	(155)	615	(2,322)
Accrued liabilities	1,276	(6,354)	882
Net cash provided by operating activities	87,480	60,929	64,235
Cash flows from investing activities:
Investments in unconsolidated affiliates	(4,726)	(43,681)	(108,229)
Capital expenditures	(29,427)	(7,021)	(13,838)
Proceeds from sale of assets	—	—	2,109
Net cash used in investing activities	(34,153)	(50,702)	(119,958)
Cash flows from financing activities:
Net proceeds from issuance of common units	—	—	68,774
Contribution of cash by TransMontaigne GP	—	—	1,474
Borrowings of debt under credit facility	101,900	136,700	168,500
Repayments of debt under credit facility	(105,900)	(96,700)	(140,500)
Deferred debt issuance costs	(1,356)	—	—
Distributions paid to unitholders	(50,502)	(49,844)	(45,471)
Purchase of common units by our long-term incentive plan	(92)	(342)	(585)
Net cash provided by (used in) financing activities	(55,950)	(10,186)	52,192
Increase (decrease) in cash and cash equivalents	(2,623)	41	(3,531)
Foreign currency translation effect on cash	—	—	49
Cash and cash equivalents at beginning of period	3,304	3,263	6,745
Cash and cash equivalents at end of period	$681	$3,304	$3,263
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,298	$5,496	$2,604
Property, plant and equipment acquired with accounts payable	$5,966	$1,273	$718

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiariesTable of Contents

Notes to Consolidated Financial Statements

Years ended December 31, 2015, 2014 and 2013

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners L.P. (“we,” “us,” “our,”) was formed in February 2005 as a Delaware limited partnership initially to own and operate refined petroleum products terminaling and transportation facilities. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products.

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which as of February 1, 2016 is a wholly‑owned indirect subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). Prior to February 1, 2016, TransMontaigne LLC, a wholly-owned subsidiary of NGL Energy Partners LP, or (“NGL”) owned all the issued and outstanding membership interests of TransMontaigne GP (see Note 20 of Notes to consolidated financial statements). At December 31, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 19% limited partner interest, a 2% general partner interest and the incentive distribution rights.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley and assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis, Mississippi bulk storage terminals, which we refer to collectively as, the “NGL acquisition”. Terminaling services agreements for our Collins/Purvis, Mississippi bulk storage and Cushing, Oklahoma terminals remained with Morgan Stanley Capital Group until October 30, 2015, at which time Morgan Stanley sold its global physical oil merchanting business to Castleton Commodities International LLC, and Morgan Stanley Capital Group, with our consent assigned its terminaling services agreements with us to Castleton Commodities International LLC.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2015 and 2014 and our results of operations for the years ended December 31, 2015, 2014 and 2013.

The preparation of financial statements in conformity with “GAAP” requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and/or involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the years ended December 31, 2015, 2014 and 2013, we recognized revenue of approximately $7.5 million, $13.1 million and $14.8 million, respectively, for net product gained. Within these amounts, approximately $2.9 million, $7.5 million and $12.7 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

Years ended December 31, 2015, 2014 and 2013

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

TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC has agreed to indemnify us against certain potential environmental claims, losses and expenses that are identified on or before March 1, 2016 and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation. The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in earnings.

We did not have any derivative instruments at December 31, 2014. At December 31, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $75.0 million that expire March 25, 2018. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.05% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data. At December 31, 2015 the fair value of our interest rate swaps was approximately $nil.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow through to our unitholders.

(l) Net earnings per limited partner unit

Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are net of the earnings allocable to the general partner interest and distributions payable to any restricted phantom units granted under our equity based compensation plans that participate in our distributions (see Note 15 of Notes to consolidated financial statements). The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner’s share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to limited partners by the weighted average number of limited partner units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period and any potential dilutive securities outstanding during the period.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

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

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to improve financial reporting about leasing transactions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  We have an omnibus agreement with the owner of TransMontaigne GP that will continue in effect until the earlier to occur of (i) the owner ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay the owner an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2015, 2014 and 2013, the annual administrative fee paid to TransMontaigne LLC was approximately $11.3 million, $11.1 million and $11.0 million, respectively. If we acquire or construct additional facilities, the owner may propose a revised administrative fee covering the provision of services for such additional facilities, which the revised fee is subject to approval by the conflicts committee of our general partner. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering and other corporate services.

The omnibus agreement further provides that we pay the owner an insurance reimbursement for premiums on insurance policies covering our facilities and operations. For the years ended December 31, 2015, 2014 and 2013, the insurance reimbursement paid was approximately $3.8 million, $3.7 million and $3.8 million, respectively. We also reimburse the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the years ended December 31, 2015, 2014 and 2013, the expense associated with the reimbursement of incentive bonus awards was approximately $1.3 million, $1.5 million and $1.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Environmental indemnification.  In connection with our acquisition of the Florida and Midwest terminals on May 27, 2005, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010, and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

In connection with our acquisition of the Brownsville, Texas and River terminals on December 31, 2006, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011, and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2006.

In connection with our acquisition of the Southeast terminals on December 31, 2007, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012, and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $250,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

In connection with our acquisition of the Pensacola terminal on March 1, 2011, TransMontaigne LLC has agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that are associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne LLC’s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

became available to RaceTrac Petroleum Inc. in July of 2015, upon the completion of certain enhancements at this facility.

On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida and Midwest terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal.  NGL has agreed to allow us to re-contract the majority of this tankage prior to its effective contract termination date. Accordingly, we have re-contracted approximately 0.9 million barrels of this capacity to third party customers at similar rates charged to NGL.

 Effective May 31, 2014, the Florida tanks dedicated to bunker fuels were no longer subject to the Florida and Midwest terminaling services agreement. A majority of this capacity has been re‑contracted to Glencore Ltd. effective June 1, 2014 and World Fuel Services Corporation effective November 19, 2014.

Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group had also contracted for our Mount Vernon, Missouri and Rogers, Arkansas terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. We refer to these terminals and the related pipeline as the Razorback system. This portion of the Florida and Midwest terminaling services agreement related to the Razorback system was terminated effective February 28, 2014, which was simultaneous with our entry into a ten-year capacity agreement with Magellan Pipeline Company, L.P., covering 100% of the capacity of our Razorback system.

Under the Florida and Midwest terminaling services agreement, taking into consideration terminations, Morgan Stanley Capital Group, and NGL as the successor to the agreement, was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $5.0 million, $21.0 million and $36.0 million for the years ending December 31, 2015, 2014 and 2013, respectively.

Terminaling services agreement—Fisher Island terminal.  We had a terminaling services agreement with TransMontaigne LLC that expired on December 31, 2013. Under this agreement, TransMontaigne LLC had agreed to throughput at our Fisher Island terminal in the Gulf Coast region a volume of fuel oils that, at the fee schedule contained in the agreement, resulted in minimum revenue to us of approximately $1.8 million for the year ended December 31, 2013. In exchange for its minimum throughput commitment, we had agreed to provide TransMontaigne LLC with approximately 185,000 barrels of fuel oil capacity. We re-contracted the capacity to a third party at similar rates in June 2014.

Terminaling services agreement—Cushing terminal.  In July 2011, we entered into a terminaling services agreement with Morgan Stanley Capital Group relating to our Cushing, Oklahoma facility that will expire in July 2019, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 1.0 million barrels of crude oil capacity. These capital projects were completed and placed into service in August 2012. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of crude oil at our terminal that, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.3 million for each one-year period following the in‑service date of August 1, 2012.  Subsequent to the NGL acquisition, effective July 1, 2014, revenue associated with the Cushing tankage is recorded as revenue from external customers as opposed to revenue from affiliates. Further, on October 27, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its terminaling services agreements with us to Castleton Commodities International LLC.

If a force majeure event occurs that renders us unable to perform our obligations with respect to an asset, the obligations would be temporarily suspended with respect to that asset. If a force majeure event continues for 120 consecutive days or more and results in a diminution in the storage capacity we make available, the counterparty may

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

terminate its obligations with respect to the asset affected by the force majeure event and their minimum revenue commitment would be reduced proportionately for the duration of the agreement.

Terminaling services agreement—Southeast terminals.  In connection with the NGL acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis bulk storage tankage. The terminaling services agreement provisions pertaining to the Collins/Purvis bulk storage tankage remained with Morgan Stanley Capital Group, and subsequent to the NGL acquisition the revenue associated with the Collins/Purvis bulk storage tankage is recorded as revenue from external customers as opposed to revenue from affiliates. The Southeast terminaling services agreement, excluding the Collins/Purvis bulk storage tankage, will continue in effect through July 2040. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement (see Note 20 of Notes to consolidated financial statements).

Under this agreement, Morgan Stanley Capital Group, and NGL as the successor to the majority of the agreement, was obligated to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $27.0 million, $36.8 million and $36.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

Terminaling services agreement—Collins/Purvis bulk storage additional light oil tankage.  In January 2010, we entered into a terminaling services agreement with Morgan Stanley Capital Group for additional light oil tankage relating to our Collins/Purvis, Mississippi bulk storage facility that will expire in July 2018, after which the terminaling services agreement will continue in effect unless and until Morgan Stanley Capital Group provides us at least 24 months’ prior notice of its intent to terminate the agreement. In exchange for its minimum revenue commitment, we agreed to construct storage tanks and associated infrastructure to provide approximately 700,000 barrels of additional light oil capacity at the Collins/Purvis  bulk storage terminal. These capital projects were completed and placed into service in July 2011. Under this agreement, Morgan Stanley Capital Group has agreed to throughput a volume of light oil products at our terminal that, at each fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $4.1 million for each one-year period following the in‑service date of July 2011. Subsequent to the NGL acquisition, effective July 1, 2014, revenue associated with the Collins/Purvis bulk storage additional light oil tankage is recorded as revenue from external customers as opposed to revenue from affiliates. Further, on October 27, 2015, upon the sale of  Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its terminaling services agreements with us to Castleton Commodities International LLC.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Barge dock services agreement—Baton Rouge dock.  Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, Louisiana dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility. Effective September 1, 2014, Morgan Stanley Capital Group assigned its rights and obligations under the Baton Rouge barge dock services agreement to Colonial Pipeline Company. Subsequent to the NGL acquisition, effective July 1, 2014, revenue associated with the Baton Rouge barge dock services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

If a force majeure event occurs that renders us unable to perform our obligations, the counterparty obligations would be temporarily suspended. If a force majeure event continues for 120 consecutive days, the counterparty may terminate its obligations under this agreement.

Operations and reimbursement agreement—Frontera.  Effective as of April 1, 2011, we entered into the Frontera Brownsville LLC joint venture, or “Frontera”, in which we have a 50% ownership interest. In conjunction with us entering into the joint venture, we agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $4.4 million, $4.0 million and $3.7 million, respectively, of revenue related to this operations and reimbursement agreement.

(3) TERMINAL DISPOSITION

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2015	2014
Trade accounts receivable	$6,448	$9,823
Less allowance for doubtful accounts	(475)	(464)
	$5,973	$9,359

The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2015	$464	$11	$—	$475
2014	$100	$364	$—	$464
2013	$200	$—	$(100)	$100

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of comprehensive income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
NGL Energy Partners LP	25%	16%	—%
Morgan Stanley Capital Group	10%	37%	62%
RaceTrac Petroleum Inc.	11%	7%	—%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Amounts due from insurance companies	$774	$1,233
Additive detergent	1,411	1,591
Deposits and other assets	225	241
	$2,410	$3,065

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2015 and 2014, we have recognized amounts due from insurance companies of approximately $0.8 million and $1.2 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2015, we received reimbursements from insurance companies of approximately $0.5 million. During the year ended December 31, 2015, we did not adjust our estimate of probable insurance recoveries.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2015	2014
Land	$53,079	$52,519
Terminals, pipelines and equipment	595,883	566,677
Furniture, fixtures and equipment	2,665	2,122
Construction in progress	8,704	5,444
	660,331	626,762
Less accumulated depreciation	(271,908)	(241,461)
	$388,423	$385,301

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2015	2014
Brownsville terminals	$8,485	$8,485

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

At December 31, 2015 and 2014, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2015 and 2014 substantially exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2015 and 2014, respectively. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2015 and 2014, our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a newly constructed terminal facility with approximately 7.1 million barrels of storage capacity at a cost of approximately $539 million. BOSTCO is located on the Houston Ship Channel and began initial commercial operations in the fourth quarter of 2013, with completion of the full 7.1 million barrels of storage capacity and related infrastructure occurring at the end of third quarter of 2014. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,		December 31,
	2015	2014	2015	2014
BOSTCO	42.5%	42.5%	$223,214	$225,920
Frontera	50%	50%	23,486	23,756
Total investments in unconsolidated affiliates			$246,700	$249,676

At December 31, 2015 and 2014, our investment in BOSTCO includes approximately $7.4 million and $7.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$9,968	$3,853	$(826)
Frontera	1,980	590	505
Total earnings (loss) from investments in unconsolidated affiliates	$11,948	$4,443	$(321)

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$4,226	$43,635	$108,077
Frontera	500	46	152
Additional capital investments in unconsolidated affiliates	$4,726	$43,681	$108,229

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
BOSTCO	$16,900	$7,749	$—
Frontera	2,749	2,304	1,467
Cash distributions received from unconsolidated affiliates	$19,649	$10,053	$1,467

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,		December 31,
	2015	2014	2015	2014
Current assets	$21,079	$19,400	$4,156	$4,222
Long-term assets	500,982	511,373	44,194	44,528
Current liabilities	(15,064)	(17,435)	(1,376)	(1,238)
Long-term liabilities	—	—	—	—
Net assets	$506,997	$513,338	$46,974	$47,512

Statements of operations:

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Revenue	$70,710	$49,924	$3,917	$16,083	$13,464	$12,388
Expenses	(45,787)	(40,185)	(5,854)	(12,121)	(12,284)	(11,378)
Net earnings (loss)	$24,923	$9,739	$(1,937)	$3,962	$1,180	$1,010

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Amounts due under long-term terminaling services agreements:
External customers	$12	$649
Affiliates	567	945
	579	1,594
Deferred financing costs, net of accumulated amortization of $3,945 and $3,278, respectively	1,721	1,138
Customer relationships, net of accumulated amortization of $1,890 and $1,687, respectively	540	743
Deposits and other assets	95	76
	$2,935	$3,551

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At December 31, 2015 and 2014, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.6 million and $1.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years. Expected future amortization expense for the customer relationships as of December 31, 2015 is as follows (in thousands):

	Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$202	$202	$136	$—	$—	$—

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Customer advances and deposits:
External customers	$4,925	$2,756
Affiliates	2,352	—
	7,277	2,756
Accrued property taxes	1,019	892
Accrued environmental obligations	1,047	1,524
Interest payable	141	159
Rebate due to affiliate	—	1,795
Accrued expenses and other	1,627	2,709
	$11,111	$9,835

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2015 and 2014, we have billed and collected from certain of our customers approximately $7.3 million and $2.8 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At December 31, 2015 and 2014, we have accrued environmental obligations of approximately $1.0 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a rollforward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2015	$1,524	$(513)	$36	$1,047
2014	$1,966	$(560)	$118	$1,524
2013	$3,116	$(1,250)	$100	$1,966

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Rebate due to affiliate.  Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate to NGL 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals that NGL has contracted. At December 31, 2015 and 2014, we have accrued a liability due to affiliate of approximately $nil and $1.8 million, respectively. In January 2015, we paid approximately $1.8 million to NGL for the rebate due for the year ended December 31, 2014.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Advance payments received under long-term terminaling services agreements	$580	$451
Deferred revenue—ethanol blending fees and other projects	2,151	3,419
	$2,731	$3,870

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2015 and 2014, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.6 million and $0.5 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with affiliates and others, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, affiliates and others have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At December 31, 2015 and 2014, we have unamortized deferred revenue of approximately $2.2 million and $3.4 million, respectively, for completed projects. During the years ended December 31, 2015, 2014 and 2013, we billed affiliates and others approximately $nil,  $0.1 million and $nil, respectively, for completed projects. During the years ended December 31, 2015, 2014 and 2013, we recognized revenue on a straight‑line basis of approximately $1.3 million, $2.4 million and $3.7 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. At December 31, 2015, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $425.7 million at December 31, 2015). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the years ended December 31, 2015, 2014 and 2013, the weighted average interest rate on borrowings under the credit facility was approximately 2.7%,  2.6% and 2.5%, respectively.  At December 31, 2015 and December 31, 2014, our outstanding borrowings under the credit facility were $248.0 million and $252.0 million, respectively. At December 31, 2015 and December 31, 2014, our outstanding letters of credit were $nil at both dates.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). If we were to fail any financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all of the financial covenants under the credit facility as of December 31, 2015.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission that expires in June 2016. TLP Finance Corp., our 100% owned subsidiary, may act as a co‑issuer of any debt securities issued pursuant to that registration statement. TransMontaigne Partners L.P. has no independent assets or operations. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners L.P. through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and our other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of TransMontaigne Partners L.P. or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of TransMontaigne Partners L.P. or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at January 1, 2013	14,457,066	295,042
Public offering of common units	1,667,500	—
TransMontaigne GP to maintain its 2% general partner interest	—	34,031
Units outstanding at December 31, 2013, 2014 and 2015	16,124,566	329,073

At December 31, 2015 and 2014, common units outstanding include 8,018 and 7,600 common units, respectively, held on behalf of TransMontaigne Services LLC’s long‑term incentive plan.

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

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. Prior to February 1, 2016 TransMontaigne GP was a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL. TransMontaigne Services LLC, which is a wholly owned subsidiary of TransMontaigne LLC, has a long‑term incentive plan and a savings and retention plan to compensate through incentive bonus awards certain employees and independent directors of our general partner who provide services with respect to the business of our general partner. For any incentive bonus awards subsequent to February 1, 2016, we anticipate that TLP Management Services LLC, a wholly owned subsidiary of ArcLight, the new owner of our general partner, will adopt similar bonus award programs for employees and independent directors who provide services with respect to our business.

Long-term incentive plan. The long‑term incentive plan was administered by the compensation committee of the board of directors of our general partner and was primarily used for grants of restricted phantom units to the independent directors of our general partner. The grants to the independent directors of our general partner generally vest and are payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a  change in control of TransMontaigne GP. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of the grant.

TransMontaigne GP had historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015. Future grants of restricted phantom units under the TLP Management Services LLC long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to a Form S-8 Registration Statement. TransMontaigne GP, on behalf of the long‑term incentive plan, has purchased 2,668,  8,004 and 7,728 common units pursuant to the program during the years ended December 31, 2015, 2014 and 2013, respectively. In addition to the foregoing purchases, upon the vesting of 10,000 restricted phantom units on August 10, 2013, we purchased 5,341

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

common units, from TransMontaigne Services LLC for the purpose of delivering these units, net of taxes withheld, to the former Chief Executive Officer (“CEO”) of our general partner.

Activity under the long-term incentive plan is as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at January 1, 2013	24,000
Grant on March 31, 2013	6,000	$50.74
Vesting on March 31, 2013	(5,500)	$50.74
Vesting on August 10, 2013	(10,000)	$41.38
Restricted phantom units outstanding at December 31, 2013	14,500
Grant on March 31, 2014	6,000	$43.08
Vesting on March 31, 2014	(5,500)	$43.08
Vesting on July 1, 2014	(15,000)	$43.80
Grant on September 30, 2014	9,000	$41.24
Restricted phantom units outstanding at December 31, 2014	9,000
Vesting on September 30, 2015	(2,250)	$27.20
Grant on October 14, 2015	9,000	$31.11
Restricted phantom units outstanding at December 31, 2015	15,750

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award.  For awards to the independent directors of our general partner, equity‑based compensation expense of approximately $108,000,  $721,000 and $337,000 is included in direct general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

We typically recognize the equity‑based compensation expense associated with annual grants on a straight-line basis over their respective four year vesting periods.  However, pursuant to the terms of the long‑term incentive plan, all outstanding grants of restricted phantom units vest upon a change in control of TransMontaigne GP. Accordingly, as a result of Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014 all 15,000 of the then outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time.  As of July 1, 2014, we recognized in direct general and administrative expenses the remaining grant date fair value pertaining to these 15,000 restricted phantom units, of approximately $0.6 million, as equity‑based compensation because the requisite service period for these restricted phantom units had been completed upon the change in control.

Savings and retention plan. Under the omnibus agreement we agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made by TransMontaigne Services LLC under the TransMontaigne Services LLC savings and retention plan to key employees that provide corporate and support services to us, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. In accordance with the omnibus agreement, the value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Ownership in the restricted phantom units under the savings and retention plan is subject to forfeiture until the vesting date, but recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us on each of our outstanding common units. Recipients of restricted phantom units under the savings and retention plan do not have voting rights.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant’s annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of NGL, or TransMontaigne LLC, or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier vesting and payment, as applicable, upon the participant’s attainment of retirement, death or disability, involuntary termination without cause, or a participant’s termination of employment following a change in control of NGL, or TransMontaigne LLC, or their affiliates, as specified in the plan. Pursuant to the provisions of the plan, once participants reach the age and length of service thresholds set forth below, awards become vested and are payable as set forth above.  A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TransMontaigne LLC or any of its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or any of its affiliates.

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

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under our omnibus agreement, generally accepted accounting principles require us to classify the 2015 incentive bonus award as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the years ended December 31, 2015, 2014 and 2013, the expenses associated with the reimbursement of incentive bonus awards were approximately $1.3 million, $1.5 million and $1.3 million respectively.

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2014	—	—
Grant on April 13, 2015	28,399	29,644	$34.02
Unit accrual for distributions paid on May 7, 2015	540	564	$34.95
Unit accrual for distributions paid on August 7, 2015	606	633	$31.74
Forfeitures	—	(892)
Unit accrual for distributions paid on November 6, 2015	658	667	$29.85
Restricted phantom units outstanding at December 31, 2015	30,203	30,616

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net earnings	$41,689	$32,463	$34,726
Less:
Distributions payable on behalf of incentive distribution rights	(6,808)	(6,650)	(5,341)
Distributions payable on behalf of general partner interest	(877)	(874)	(809)
Earnings allocable to general partner interest less than distributions payable to general partner interest	179	357	221
Earnings allocable to general partner interest including incentive distribution rights	(7,506)	(7,167)	(5,929)
Net earnings allocable to limited partners per the consolidated statements of comprehensive income	$34,183	$25,296	$28,797
Less distributions payable for unvested long-term incentive plan grants	(27)	(32)	(38)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$34,156	$25,264	$28,759
Basic weighted average units	16,137	16,114	15,171
Diluted weighted average units	16,146	16,114	15,171
Net earnings per limited partner unit—basic	$2.12	$1.57	$1.90
Net earnings per limited partner unit—diluted	$2.12	$1.57	$1.90

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2013 through March 31, 2013	$0.640
April 1, 2013 through June 30, 2013	$0.650
July 1, 2013 through September 30, 2013	$0.650
October 1, 2013 through December 31, 2013	$0.650
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At December 31, 2015, we have contractual commitments of approximately $11.1 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2016.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At December 31, 2015, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2016	$3,935
2017	3,076
2018	685
2019	671
2020	564
Thereafter	4,120
$13,051

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $0.5 million in future periods.

Rental expense under operating leases was approximately $3.5 million, $3.5 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Legal proceedings.    The King Ranch natural-gas-processing plant in Kleberg County, Texas owned and operated by a third party, was shut down as a result of a fire at the plant beginning in November 2013. This plant supplies a significant amount of liquefied petroleum gas, or “LPG,” to our third-party customer, Nieto Trading, B.V. (“Nieto”), which transports LPG through our Ella Brownsville and Diamondback pipelines, and has contracted for the LPG storage capacity at our Brownsville terminals. The King Ranch plant became operational again in late November 2014. Nieto claimed that the fire at the King Ranch plant constituted a force majeure event that relieved Nieto of its obligation to pay certain fees required under the related terminaling services agreement for failure to throughput a minimum number of barrels of LPG (“deficiency fees”). We did not believe that the King Ranch fire qualified as a force majeure event under the terminaling services agreement, or that, even if it did, it relieved Nieto of its obligation to pay the deficiency fees. In September, 2014, we filed a complaint for damages and declaratory relief in the Supreme Court of the State of New York, County of New York, against Nieto, by which we sought damages and a declaratory judgment clarifying our rights to receive the deficiency fees under the terminaling services agreement.

In February 2016 we entered into a settlement agreement and mutual release with Nieto that included a one-time settlement payment to us and an increase in the throughput fee under the terminaling services agreement for the remaining term. In connection therewith, the litigation was dismissed with prejudice.

(17) DISCLOSURES ABOUT FAIR VALUE

“GAAP” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Generally accepted accounting principles also establishes a fair value hierarchy that prioritizes the use of higher‑level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities;

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2015 and 2014.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps as of December 31, 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy. We did not have an interest rate swap as of December 31, 2014.

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

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gulf Coast Terminals:
Terminaling services fees	$42,049	$43,777	$47,143
Other	11,659	11,432	9,154
Revenue	53,708	55,209	56,297
Direct operating costs and expenses	(19,147)	(19,426)	(20,531)
Net margins	34,561	35,783	35,766
Midwest Terminals and Pipeline System:
Terminaling services fees	8,330	8,164	7,926
Pipeline transportation fees	1,694	1,569	1,361
Other	1,398	2,080	2,274
Revenue	11,422	11,813	11,561
Direct operating costs and expenses	(3,000)	(3,134)	(2,912)
Net margins	8,422	8,679	8,649
Brownsville Terminals:
Terminaling services fees	8,037	6,280	7,412
Pipeline transportation fees	4,919	1,745	6,239
Other	12,747	13,414	11,249
Revenue	25,703	21,439	24,900
Direct operating costs and expenses	(12,152)	(14,253)	(15,975)
Net margins	13,551	7,186	8,925
River Terminals:
Terminaling services fees	9,316	8,566	10,093
Other	878	742	862
Revenue	10,194	9,308	10,955
Direct operating costs and expenses	(7,126)	(7,976)	(7,866)
Net margins	3,068	1,332	3,089
Southeast Terminals:
Terminaling services fees	46,503	45,070	46,011
Other	4,980	7,223	9,162
Revenue	51,483	52,293	55,173
Direct operating costs and expenses	(22,608)	(21,394)	(22,106)
Net margins	28,875	30,899	33,067
Total net margins	88,477	83,879	89,496
Direct general and administrative expenses	(3,573)	(3,535)	(3,911)
Allocated general and administrative expenses	(11,284)	(11,127)	(10,963)
Allocated insurance expense	(3,756)	(3,711)	(3,763)
Reimbursement of bonus awards expense	(1,303)	(1,500)	(1,250)
Depreciation and amortization	(30,650)	(29,522)	(29,568)
Loss on disposition of assets	—	—	(1,294)
Earnings from unconsolidated affiliates	11,948	4,443	(321)
Operating income	49,859	38,927	38,426
Other expenses	(8,170)	(6,464)	(3,700)
Net earnings	$41,689	$32,463	$34,726

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$48,430	$11,422	$21,277	$9,765	$18,663	$109,557
NGL Energy Partners LP	5,278	—	10	429	32,820	38,537
Frontera	—	—	4,416	—	—	4,416
Revenue	$53,708	$11,422	$25,703	$10,194	$51,483	$152,510
Capital expenditures	$9,236	$1,129	$3,753	$4,888	$10,421	$29,427
Identifiable assets	$120,590	$22,990	$45,287	$54,213	$163,987	$407,067
Cash and cash equivalents						681
Investments in unconsolidated affiliates						246,700
Deferred financing costs						1,721
Other						518
Total assets						$656,687

	Year ended December 31, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$30,695	$8,827	$17,397	$8,408	$10,582	$75,909
NGL Energy Partners LP	7,032	—	7	231	16,253	23,523
Morgan Stanley Capital Group	17,472	2,986	—	669	25,248	46,375
Frontera	—	—	4,035	—	—	4,035
TransMontaigne LLC	10	—	—	—	210	220
Revenue	$55,209	$11,813	$21,439	$9,308	$52,293	$150,062
Capital expenditures	$1,893	$484	$1,387	$1,433	$1,824	$7,021
Identifiable assets	$122,366	$23,702	$45,742	$54,042	$163,722	$409,574
Cash and cash equivalents						3,304
Investments in unconsolidated affiliates						249,676
Deferred financing costs						1,138
Other						365
Total assets						$664,057

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

	Year ended December 31, 2013
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$17,107	$1,865	$21,168	$10,161	$3,744	$54,045
Morgan Stanley Capital Group	37,343	9,696	—	770	51,274	99,083
Frontera	—	—	3,732	—	—	3,732
TransMontaigne LLC	1,847	—	—	24	155	2,026
Revenue	$56,297	$11,561	$24,900	$10,955	$55,173	$158,886
Capital expenditures	$2,109	$1,548	$1,529	$1,369	$7,283	$13,838

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
	(in thousands except per unit amounts)
Revenue	$37,897	$37,034	$37,269	$40,310	$152,510
Direct operating costs and expenses	(14,954)	(15,872)	(16,655)	(16,552)	(64,033)
Direct general and administrative expenses	(1,021)	(672)	(1,117)	(763)	(3,573)
Allocated general and administrative expenses	(2,803)	(2,802)	(2,835)	(2,844)	(11,284)
Allocated insurance expense	(934)	(934)	(944)	(944)	(3,756)
Reimbursement of bonus awards	(525)	(539)	(121)	(118)	(1,303)
Depreciation and amortization	(7,337)	(7,476)	(7,711)	(8,126)	(30,650)
Earnings from unconsolidated affiliates	2,056	5,517	2,191	2,184	11,948
Operating income	12,379	14,256	10,077	13,147	49,859
Other expenses	(2,257)	(2,068)	(2,365)	(1,480)	(8,170)
Net earnings	$10,122	$12,188	$7,712	$11,667	$41,689
Net earnings per limited partner unit—basic and diluted	$0.51	$0.64	$0.37	$0.60	$2.12

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
	(in thousands except per unit amounts)
Revenue	$38,053	$39,359	$35,703	$36,947	$150,062
Direct operating costs and expenses	(15,392)	(16,396)	(16,514)	(17,881)	(66,183)
Direct general and administrative expenses	(918)	(462)	(1,086)	(1,069)	(3,535)
Allocated general and administrative expenses	(2,782)	(2,782)	(2,782)	(2,781)	(11,127)
Allocated insurance expense	(914)	(913)	(942)	(942)	(3,711)
Reimbursement of bonus awards	(375)	(375)	(375)	(375)	(1,500)
Depreciation and amortization	(7,400)	(7,396)	(7,400)	(7,326)	(29,522)
Earnings from unconsolidated affiliates	163	1,275	1,653	1,352	4,443
Operating income	10,435	12,310	8,257	7,925	38,927
Other expenses	(1,197)	(1,470)	(1,737)	(2,060)	(6,464)
Net earnings	$9,238	$10,840	$6,520	$5,865	$32,463
Net earnings per limited partner unit—basic and diluted	$0.46	$0.56	$0.29	$0.26	$1.57

(20) SUBSEQUENT EVENTS

On January 19, 2016, we announced a distribution of $0.67 per unit for the period from October 1, 2015 through December 31, 2015, and we paid the distribution on February 8, 2016 to unitholders of record on January 29, 2016.

Effective February 1, 2016, NGL consummated the sale of its indirect 100% ownership interest in TransMontaigne GP to ArcLight for $350 million in cash (the “ArcLight acquisition”). TransMontaigne GP is our general partner and holds a 2% general partner interest and incentive distribution rights. The ArcLight acquisition resulted in a change in control of our partnership. The ArcLight acquisition did not involve any of our limited partnership units held by the public, and our limited partnership units continue to trade on the New York Stock Exchange.

Upon the closing of the ArcLight acquisition,  Atanas H. Atanasov, Benjamin Borgen, Brian Cannon and Donald M. Jensen, each employees of NGL, resigned from the board of directors of our general partner. To fill the vacancies resulting from the resignation of the NGL directors, Daniel R. Revers, Kevin M. Crosby and Lucius H. Taylor, each employees of ArcLight were appointed to the board of directors of our general partner effective February 1, 2016. On February 22, 2016, Theodore D. Burke, an employee of ArcLight, was appointed to the board of directors of our general partner.

In connection with the ArcLight acquisition, our Southeast terminaling services agreement with NGL was amended to extend the term of the agreement through July 31, 2040 at the prevailing contract rate terms contained within the agreement. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement. In addition, we also amended and restated our omnibus agreement to assign it from TransMontaigne LLC to ArcLight and to remove certain legacy provisions that were no longer applicable to us. Under the omnibus agreement, we pay ArcLight (and prior to the ArcLight acquisition, we paid TransMontaigne LLC, a wholly owned subsidiary of NGL) an administrative fee for the provision of certain management, legal, accounting, tax, corporate staff, engineering and other support services. The omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of us or ArcLight following at least 24 months’ prior written notice to the other party of the intent to terminate the agreement. The amended omnibus agreement did not change the financial terms, substantive rights or obligations of the parties.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12 million. The hydrant system encompasses a system of pipelines that connect the Port’s ship berths to our Port Everglades North terminal. It is the only pipeline system in Port Everglades for fueling cruise ships, and it is currently under contract with one of our existing terminal customers for approximately three more years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our general partner has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 10, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of TransMontaigne GP L.L.C. and

The Unitholders of TransMontaigne Partners L.P.

Denver, Colorado

We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Partnership and our report dated March 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 10, 2016

ITEM 9B.  OTHER INFORMATION

No information was required to be disclosed in a report on Form 8‑K, but not so reported, for the quarter ended December 31, 2015.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of TransMontaigne Partners

TransMontaigne GP L.L.C. is our general partner and manages our operations and activities. Effective as of the February 1, 2016 ArcLight acquisition, TransMontaigne GP L.L.C. became a wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight. TransMontaigne Partners has no officers or employees and all of our management and operational activities were provided during 2015, and are still provided for a transition period, by employees of NGL Energy Operating. In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continues to serve as the entity that employs the officers and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary.  It is anticipated that in 2016 all employees who provide services to our partnership will become employees of TLP Management Services LLC, which entity will establish and maintain all employee benefits programs on behalf of our partnership. TLP Management Services LLC is a newly formed, wholly owned subsidiary of Gulf TLP Holdings. Certain amounts paid by us to Gulf TLP Holdings under the omnibus agreement will in turn be paid by Gulf TLP Holdings to NGL Energy Operating.

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

In connection with the consummation of the ArcLight acquisition, on February 1, 2016, Atanas H. Atanasov, Benjamin Borgen, Brian Cannon and Donald M. Jensen, each employees of NGL, resigned from the board of directors of our general partner. To fill the vacancies resulting from the resignation of the NGL-affiliated directors, Daniel R. Revers, Kevin M. Crosby and Lucius H. Taylor, each employees of ArcLight, were appointed to the board of directors of our general partner effective February 1, 2016. On February 22, 2016, Theodore D. Burke, an employee of ArcLight, was appointed to the board of directors of our general partner.

The officers of our general partner manage the day‑to‑day affairs of our business. Prior to the ArcLight acquisition that closed on February 1, 2016, all of the officers listed below split their time between managing our business and affairs and the business and affairs of TransMontaigne LLC. Although the omnibus agreement obligated TransMontaigne LLC to cause the officers to devote as much time to the management of our operations as is necessary for the proper conduct of our business and affairs, the officers of our general partner may have had conflicts regarding the allocation of their time between our business and the other business interests of TransMontaigne LLC.

Directors and Executive Officers

The following table shows information for the directors and reporting officers of TransMontaigne GP L.L.C. under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Frederick W. Boutin	60	Chief Executive Officer
Gregory J. Pound	63	President and Chief Operating Officer
Robert T. Fuller	46	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
Michael A. Hammell	45	Executive Vice President, General Counsel and Secretary
Steven A. Blank	61	Director, Chairman of Audit Committee
Robert A. Burk	59	Director, Chairman of Conflicts Committee
Theodore D. Burke	55	Director
Kevin M. Crosby	43	Director
Daniel R. Revers	54	Director
Lawrence C. Ross	69	Director, Chairman of Compensation Committee
Lucius H. Taylor	41	Director

Frederick W. Boutin has served as Chief Executive Officer of our general partner and its subsidiaries since November of 2014. Prior to then he served as Executive Vice President and Chief Financial Officer beginning in January 2008. Mr. Boutin also managed business development and commercial contracting activities from December 2007 to July 2010 and from August 2013 to January 2015. Prior to February 1, 2016, Mr. Boutin also served in various other capacities at our general partner and its subsidiaries, and TransMontaigne LLC and its predecessors, since 1995. Prior to his affiliation with TransMontaigne, Mr. Boutin was a Vice President at Associated Natural Gas Corporation, and its successor Duke Energy Field Services, and a certified public accountant with Peat Marwick. Mr. Boutin holds a B.S. in Electrical Engineering and an M.S. in Accounting from Colorado State University.

Gregory J. Pound has served as the President and Chief Operating Officer of our general partner and its subsidiaries since January 2008 and served as its Executive Vice President from May 2007 to December 2007. Prior to

February 1, 2016, Mr. Pound served as the Executive Vice President—Asset Operations of TransMontaigne LLC since February 2002. From October 10, 2014 until February 1, 2016, Mr. Pound served as Executive Vice President, Operations (Refined Products) of NGL.

Robert T. Fuller has served as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner and its subsidiaries since October 20, 2014. Prior to October 20, 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of our general partner and its subsidiaries since January 2011 and as its Assistant Treasurer since February 2012. Prior to his affiliation with TransMontaigne, Mr. Fuller spent 13 years as a certified public accountant with KPMG LLP. Mr. Fuller has a B.A. in Political Science from Fort Lewis College and a M.A. from the University of Colorado.  Mr. Fuller is licensed as a certified public accountant in Colorado and New York.

Michael A. Hammell has served as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries since October 2012 and held the same titles with TransMontaigne LLC and its subsidiaries. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of our general partner and the TransMontaigne LLC entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

Steven A. Blank was elected as a director of our general partner on September 24, 2014. Mr. Blank was asked to join the board of directors, in part, based on his executive management experience in the energy industry, his financial and accounting knowledge and because he qualified as an independent director.  Mr. Blank served as Executive Vice President, Chief Financial Officer and Treasurer of NuStar GP, LLC and NuStar GP Holdings from February 2012 until December 2013. Mr. Blank served as Senior Vice President and Chief Financial Officer of NuStar GP, LLC from January 2002 until February 2012. Mr. Blank also served as NuStar GP, LLC’s Treasurer from July 2005 until February 2012. Mr. Blank has also served as Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings from March 2006 until December 2013. From December 1999 until January 2002, Mr. Blank was Chief Accounting and Financial Officer and a director of NuStar GP, LLC.  Mr. Blank served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002. Since February 2015 Mr. Blank has served on the board of directors of Dakota Plains Holdings, Inc. an integrated midstream energy company operating the Pioneer Terminal in Mountrail County, North Dakota with services that include outbound crude storage, logistics and rail transportation and inbound frac sand logistics. Mr. Blank holds a B.A. in History from the State University of New York and a Master of International Affairs, Specialization in Business from Columbia University.  Mr. Blank serves as the chair of the audit committee of our general partner and as a member of the compensation and conflicts committees of our general partner.

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

Theodore D. Burke was elected as a director of our general partner on February 1, 2016. Mr. Burke was appointed to the board of directors of our general partner by ArcLight, in part, based on his position with ArcLight and his legal and executive management experience in the energy industry. Mr. Burke serves as a Partner and the General Counsel of ArcLight. He joined ArcLight in 2014 and has over 30 years of legal, energy finance, and private equity experience. Prior to joining ArcLight, Mr. Burke was the Chief Executive and Global Managing Partner of Freshfields, Bruckhaus Deringer LLP. Before Freshfields, he was a Partner with Milbank Tweed Hadley and McCloy. Mr. Burke earned a Bachelor of Arts in Economics from the University of Vermont and a Juris Doctor from Georgetown University.

Kevin M. Crosby was elected as a director of our general partner on February 1, 2016. Mr. Crosby was appointed to the board of directors of our general partner by ArcLight, in part, based on his position with ArcLight and his energy finance and industry experience. Mr. Crosby serves as a Partner of Arclight. He joined ArcLight in 2001 and has 21 years of energy finance and private equity experience. Prior to joining ArcLight, Mr. Crosby was an Associate in the Corporate Finance Group at John Hancock where he focused on analyzing, structuring, and closing private debt and equity investments in the energy industry. Mr. Crosby also focused on industrial sectors such as chemicals, metals, consumer products, and healthcare while at John Hancock. Mr. Crosby began his career in 1995 at John Hancock Funds, where he held various financial positions. Mr. Crosby earned a Bachelor of Science in Finance from the University of Maine.

Daniel R. Revers was elected as a director of our general partner on February 1, 2016. Mr. Revers was appointed to the board of directors of our general partner by ArcLight, in part, based on his position with ArcLight and his energy finance and industry experience. Mr. Revers is a co-founder and the Managing Partner of ArcLight and has 27 years of energy finance and private equity experience. Mr. Revers is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, where he specialized in the development, acquisition, and financing of domestic and international power and energy projects.  Mr. Revers serves as a director of the general partner of American Midstream Partners, LP and the general partner of JP Energy Partners LP.  Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

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

Lucius H. Taylor was elected as a director of our general partner on February 1, 2016. Mr. Taylor was appointed to the board of directors of our general partner by ArcLight, in part, based on his position with ArcLight and his energy finance and industry experience. Mr. Taylor serves as a Principal of Arclight.  He joined ArcLight in 2007 and has 17 years of experience in energy and natural resource finance and engineering. Prior to joining ArcLight, Mr. Taylor was a Vice President in the Energy and Natural Resource Group at FBR Capital Markets, where he focused on raising public and private capital for companies in the power and energy sectors. Mr. Taylor began his career as a geologist and project manager at CH2M HILL and is a licensed professional geologist. Mr. Taylor serves as a director of the general partner of American Midstream Partners, LP.  Mr. Taylor earned a Bachelor of Arts in Geology from Colorado College, a Master of Science in Hydrogeology from the University of Nevada, and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied.

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

Compensation Committee

Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) administers the TransMontaigne Services LLC long term incentive plan, pursuant to which we currently grant equity based awards to the independent directors of our general partner, and (2) which reviews the allocation of grants to certain employees of NGL Energy Operating under the TransMontaigne Services LLC savings and retention plan. The compensation committee has adopted a written charter.  In connection with its self-evaluation and review of its charter, on March 3, 2015 the compensation committee adopted a new charter, which the board of directors of our general partner ratified and approved. The committee may from time to time address on an ad hoc basis other issues related to compensation and benefits.

Messrs. Blank, Burk and Ross currently serve on the compensation committee and Mr. Ross serves as the committee chair.

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

On February 26, 2016, the board of directors of our general partner adopted an amended and restated Code of Business Conduct and Ethics, which the audit committee has ratified and approved, that replaced our prior code. The Code of Business Conduct applies to all employees acting on behalf of our general partner and to the officers and directors of our general partner. The audit committee has also adopted, and the board of directors of our general partner has ratified and approved, a Code of Ethics for Senior Financial Officers of our general partner. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of our general partner, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions. The Code of Business Conduct and Code of Ethics for Senior Financial Officers each require prompt disclosure of any waiver of the code for executive officers or directors made by the general partner’s board of directors or any committee thereof as required by law or the New York Stock Exchange.

Copies of our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Audit Committee Charter, and Compensation Committee Charter, are available on our website at www.transmontaignepartners.com.

Communications by Unitholders

Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets at the conclusion of regularly‑scheduled board meetings without the executive officers of or employees who provide services on behalf of our general partner present, which meetings are presided over by Robert A. Burk as presiding director. In addition, the independent members of the board of directors of our general partner meet in executive sessions at the conclusion of regularly‑scheduled board meetings, pursuant to which, the board has chosen Mr. Burk to preside as chair of these executive session meetings.

Unitholders and other interested parties may communicate with (1) Robert A. Burk, in his capacity as chairman of the executive session meetings of the board of directors of our general partner, (2) the independent members of the board of directors of our general partner as a group, or (3) any and all members of the board of directors of our general partner by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the independent directors (or to the presiding director or any standing committee of the board) at the following address and fax number:

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP L.L.C. For the year ended December 31, 2015, the executive officers of our general partner were employees of and paid by NGL Energy Operating. All of our management and operational activities were provided during 2015, and are still provided for a transition period, by employees of NGL Energy Operating.

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continues to employ the officers of our general partner and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary. It is anticipated that in 2016 all employees who provide services with respect to our business will become employees of TLP Management Services LLC, a newly formed, wholly owned subsidiary of Gulf TLP Holdings.

We do not incur any direct compensation charge for the executive officers of our general partner. Instead, for 2015 we paid TransMontaigne LLC under the omnibus agreement an annual administrative fee that was intended to compensate TransMontaigne LLC for providing, through NGL Energy Operating, certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2015, we paid TransMontaigne LLC an administrative fee of approximately $11.3 million. The administrative fee is a lump‑sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf.

In addition, under the omnibus agreement, and prior to the ArcLight acquisition on February 1, 2016, we agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan, provided that the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC (or Gulf TLP Holdings from and after February 1, 2016) or the delivery of our common units to TransMontaigne LLC (or Gulf TLP

Holdings from and after February 1, 2016) or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to TransMontaigne LLC over the first year that each applicable award was granted. For the 2015 incentive bonus awards, the expense associated with the reimbursement is approximately $1.3 million.

Effective as of February 1, 2016, in connection with the ArcLight acquisition, we entered into an assignment and fourth amendment to the omnibus agreement by and among Partners, our general partner, Gulf TLP Holdings, TransMontaigne LLC, as assignor, and the other parties thereto.  The amendment amended the omnibus agreement to, among other items, consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings. In March 2016, we amended and restated the omnibus agreement to reflect the change in ownership structure to remove certain legacy provisions that were no longer applicable to us. The amended and restated omnibus agreement did not change the financial terms, substantive rights or obligations of the parties. Accordingly, the payments previously made to TransMontaigne LLC, including the administrative fee and satisfaction of incentive bonus awards to employees providing services to our partnership, are now paid to Gulf TLP Holdings. Until such time as the employees who provide services to our partnership become employees of TLP Management Services LLC, Gulf TLP Holdings will make certain payments to NGL under the transition services agreement.

The board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, which for 2015 was determined by the compensation committee of TransMontaigne LLC. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted to our independent directors.  For 2015 and prior years, such awards were granted under TransMontaigne Services LLC’s long‑term incentive plan.

The primary elements of TransMontaigne LLC’s compensation program for 2015 were a combination of annual cash and long‑term equity‑based compensation. During 2015, elements of compensation for our executive officers consisted of the following:

•Annual base salary;

•Discretionary annual cash awards;

•Long‑term equity‑based compensation; and

•Other compensation, including very limited perquisites.

The elements of TransMontaigne LLC’s compensation program for 2015, along with TransMontaigne LLC’s other rewards (for example, benefits, work environment, career development), were intended to provide a total rewards package designed to support the business strategies of TransMontaigne LLC and our partnership. During 2015, TransMontaigne LLC did not use any elements of compensation based on specific performance‑based criteria and did not have any other specific performance‑based objectives. Although the board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne LLC’s compensation program which are reasonably likely to have a material adverse effect on us.

TransMontaigne Services LLC’s savings and retention plan and long‑term incentive plan was intended to align the long‑term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards under the savings and retention plan is deemed invested in our common units.

Employment and Other Agreements

We have not entered into any employment agreements with any officers of our general partner.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the compensation committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in the our annual report on Form 10‑K for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE Lawrence C. Ross, Chair Steven A. Blank Robert A. Burk

COMPENSATION OF DIRECTORS

Employees of our general partner or its affiliates (including employees of NGL and its affiliates in 2015 and, from and after February 1, 2016, employees of ArcLight and its affiliates) who also serve as directors of our general partner do not receive additional compensation. Independent directors receive a $30,000 annual cash retainer and an annual grant of 3,000 restricted phantom units, which will vest in 25% increments on the anniversary of their grant date and each of the succeeding three anniversaries (with vesting to be accelerated upon a change in control). Upon vesting, the restricted phantom units will be replaced with our common units on a one‑for‑one basis, as the common units are acquired in the open market by the plan, issued by our partnership or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In addition, each director is reimbursed for out‑of‑pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner’s directors for 2015.

Director Compensation Table for 2015

	Fees earned or	Stock		All other
	paid in cash ($)	awards ($)		compensation ($)	Total ($)
Name (a)	(b)	(c)		(g)	(h)
Atanas H. Atanasov(1)	—	—		—	—
Benjamin Borgen(1)	—	—		—	—
Donald M. Jensen(1)	—	—		—	—
Brian Cannon(1)(2)	—	—		—	—
Steven A. Blank	$30,000	$93,330	(3)	—	$123,330
Robert A. Burk	$30,000	$93,330	(3)	—	$123,330
Lawrence C. Ross	$30,000	$93,330	(3)	—	$123,330

(1)

Because Messrs. Atanasov, Borgen, Cannon and Jensen are employees of an affiliate of our general partner, none of them received compensation for service as a director of our general partner.  At December 31, 2015, none of Messrs. Atanasov, Borgen and Jensen held any restricted phantom or other limited partnership interests.

(2)

In 2015, Brian Cannon received 2,717 restricted phantom units for his service as an officer and employee of TransMontaigne LLC under the TransMontaigne Services LLC Savings and Retention Plan. The grant‑date fair value per restricted phantom unit is equal to $36.80, the closing price of our unrestricted common units on January 29, 2015.

(3)

This dollar amount reflects the aggregate grant‑date fair value of the restricted phantom units, computed in accordance with generally accepted accounting principles. The grant‑date fair value per restricted phantom unit is equal to $31.11, the closing price of our unrestricted common units on October 14, 2015. The restricted phantom units vest in 25% increments beginning on September 30, 2016 and each of the succeeding three anniversaries (with vesting to be accelerated upon a change in control). At December 31, 2015, Messrs. Blank, Burk and Ross each held 5,250 restricted phantom units. In connection with the ArcLight acquisition, effective February 1, 2016, all of the restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery our common units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2015, Messrs. Blank, Burk and Ross served on the compensation committee of our general partner. During 2015, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company’s board of directors.

SAVINGS AND RETENTION PLAN

The board of directors of TransMontaigne LLC adopted the savings and retention plan of TransMontaigne Services LLC effective January 1, 2007, which was subsequently amended and restated. For 2015, the plan was administered by the compensation committee of TransMontaigne LLC. The purpose of the plan was to provide for the reward and retention of certain key employees of TransMontaigne Services LLC or its affiliates by providing them with bonus awards that vest over future service periods. Awards under the plan generally became vested as to 50% of a participant’s annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. For certain senior level employees, including the executive officers of our general partner, all prior grants vested upon the change in control of TransMontaigne LLC that occurred on July 1, 2014 and, with respect to the 2015 awards, such awards vested upon the change in control of our general partner that occurred on February 1, 2016. Pursuant to the provisions of the plan, once participating employees of TransMontaigne Services LLC reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty‑five and ten years of service as an officer of TransMontaigne LLC or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or its affiliates. For the awards granted under the plan in February 2015, the Chief Executive Officer and Chief Operating Officer of our general partner have each satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services LLC receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

The plan administrator determines both the amount and investment funds in which the bonus award will be deemed invested for each participant. For the year ended December 31, 2015, the four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant’s account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant’s account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poor’s 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant’s account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in‑kind, at the sole discretion of the plan administrator. The plan administrator allocated 100% of all 2015 awards to the Partnership’s common units fund.  For the 2015 incentive bonus awards, the expense associated with the reimbursement is approximately $1.3 million.

On February 26, 2016, the board of our general partner unanimously approved the new TLP Management Services LLC savings and retention plan for employees who provide services with respect to our business, which plan is intended to constitute a program under, and be subject to, the 2016 long term incentive plan described below. The new savings and retention plan will be used for incentive bonus awards in 2016 and going forward. The new savings and retention plan operates in a manner that is, and pursuant to terms and conditions that are substantially similar to, the savings and retention plan of TransMontaigne Services LLC used previously. Under the omnibus agreement, we expect to reimburse TLP Management Services LLC with respect to awards in a similar manner as applied to the 2015 incentive bonus awards.

LONG‑TERM INCENTIVE PLAN

Upon the consummation of our initial public offering in May 2005, TransMontaigne Services LLC adopted a long‑term incentive plan for employees and consultants of TransMontaigne Services LLC who provide services on our behalf, and our independent directors. During the year ended December 31, 2015, the compensation committee of the board of directors of our general partner awarded 9,000 restricted phantom units to the independent directors of our general partner under the plan. In connection with the ArcLight acquisition, effective February 1, 2016, all of the restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our partnership’s common units. The long-term incentive plan expired in 2015.

On February 26, 2016, the board of our general partner approved the 2016 long-term incentive plan, subject to the approval of our unitholders. We anticipate that we will seek approval from our unitholders for the long-term incentive plan within 12 months of its adoption. The 2016 long-term incentive plan operates in a manner that is, and pursuant to terms and conditions that are substantially similar to, the long-term incentive plan of TransMontaigne LLC used previously. The 2016 plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in the common units of the Partnership, such as a unit split or other reorganization. The common units authorized to be granted under the 2016 long-term incentive plan are expected to be registered pursuant to a registration statement on Form S-8.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 29, 2016 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 29, 2016, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 29, 2016 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

The calculation of the percentage of beneficial ownership is based on an aggregate of 16,124,566 limited partnership common units outstanding as of February 29, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 29, 2016 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

	Common units	Percentage of
	beneficially	common units
Name of beneficial owner	owned	beneficially owned
TransMontaigne LLC(1)	2,716,704	16.8%
NGL Energy Partners LP(2)	3,166,704	19.6%
OppenheimerFunds, Inc.(3)	2,646,178	16.4%
Energy Income Partners, LLC(4)	1,404,869	8.7%
First Trust Portfolios L.P.(5)	825,496	5.1%
Named Executive Officers
Frederick W. Boutin(6)	48,314	*
Robert T. Fuller(7)	6,120	*
Michael A. Hammell(7)	4,653	*
Gregory J. Pound(6)	36,338	*
Directors
Steven A. Blank(8)	6,000	*
Robert A. Burk(8)	15,453	*
Theodore D. Burke	—	*
Kevin M. Crosby	—	*
Daniel R. Revers	—	*
Lawrence C. Ross(8)	6,000	*
Lucius H. Taylor	—	*
All directors, director nominees and executive officers as a group (11 persons)	122,878	0.8%

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

 (2)Based on the number of common units beneficially owned by TransMontaigne LLC and the Schedule 13D (Amendment No. 4) filed with the Securities and Exchange Commission on February 2, 2016. NGL may be deemed to beneficially own the 2,716,704 common units indirectly held by TransMontaigne Services LLC. NGL beneficially owns 450,000 common units. NGL may be deemed to have voting and dispositive power with respect to 2,716,704 common units beneficially owned by TransMontaigne Services LLC. The address of NGL is 6120 South Yale Avenue Suite 805, Tulsa, Oklahoma 74136.

(3)Based on the Schedule 13G (Amendment No. 5) filed with the Securities and Exchange Commission on February 5, 2016 by OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Alpha Fund.  OppenheimerFunds, Inc. reports shared voting and shared dispositive power over the 2,646,178 common units reported above.  OppenheimerFunds, Inc. may be deemed to beneficially own 1,236,104 common units held by Oppenheimer SteelPath MLP Alpha Fund.  Oppenheimer SteelPath MLP Alpha Fund reports shared voting and shared dispositive power over the same 1,236,104 common units. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.  The address of Oppenheimer SteelPath MLP Alpha Fund is 6803 S. Tucson Way, Centennial, Colorado 80112-3924.

(4)Based on the Schedule 13G (Amendment No. 3) filed with the Securities and Exchange Commission on February 11, 2016 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A.

Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 1,404,869 common units.  Energy Income Partners, LLC, serves as a sub-adviser to certain registered investment companies advised by First Trust Advisors LP. As of December 31, 2015, the Sub-Advised Funds beneficially owned 6.6% of this share class. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(5)Based on the Schedule 13G (Amendment No. 2) filed with the Securities and Exchange Commission on February 4, 2016 by First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation. The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. Each of the forgoing report beneficial ownership of 825,496 common units. The Charger Corporation and First Trust Advisors L.P. report shared voting power over 823,432 common units and shared dispositive power over 825,496 common units. First Trust Portfolios L.P. reports that it has no sole or shared voting or sole or shared disposition rights over any of the common units. The address of each of the forgoing is 120 East Liberty Drive, Suite 400, Wheaton, Illinois 60187.

(6)Includes 7,038 phantom units awarded to Mr. Boutin in 2014 and 2015 and 7,469 phantom units awarded to Mr. Pound in 2014 and 2015, each pursuant to the TransMontaigne Services LLC savings and retention plan. Includes 5,843 phantom units awarded to each of Mr. Boutin and Mr. Pound in March 2016, each pursuant to the TLP Management Services LLC savings and retention plan. Each of Messrs. Boutin and Pound have satisfied the age and length of service thresholds under the prior and the current savings and retention plans, therefore, the common units beneficially owned and reported in the table above include phantom units that were immediately vested upon grant and will become payable as to 50% of a participant’s award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under “—Savings and Retention Plan” above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(7)Includes 3,861 phantom units awarded to Mr. Fuller in 2014 and 2015 and 4,653 phantom units awarded to Mr. Hammell in 2014 and 2015, each pursuant to the TransMontaigne Services LLC savings and retention plan. The foregoing phantom units vested upon the ArcLight acquisition effective February 1, 2016. Excludes 3,652 phantom units awarded to Mr. Fuller and 4,382 phantom units awarded to Mr. Hammell in March 2016 under the TLP Management Services Savings and Retention Plan. The phantom units vest 50% as of the January 1 that falls closest to the second anniversary of the grant date, with the remaining 50% vesting as of the January 1 that falls closest to the third anniversary of the grant date. Phantom units granted are subject to earlier vesting as described under “—Savings and Retention Plan” above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

 (8)The ArcLight transaction resulted in a change in control of our general partner. Pursuant to the TransMontaigne Services LLC long term incentive plan, all the restricted phantom units awarded to the independent directors vested as on February 1, 2016 as a result of the change in control.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2015.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights(1)	warrants and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	15,750	—	—
Total	15,750	—	—

(1)

For 2015 and prior years, restricted phantom unit awards were granted to our general partner’s independent directors pursuant to TransMontaigne Services LLC’s long-term incentive plan, which expired in 2015. For more information about our long term incentive plan, which did not require approval by our limited partners, refer to “Item 11. Executive Compensation—Long Term Incentive Plan,” and Note 14 of Notes to consolidated financial statements in Item 8 of this annual report.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Our general partner’s conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne LLC or NGL prior to the ArcLight acquisition, and from ArcLight and its affiliates thereafter, or the modification of a material agreement with the foregoing parties.  Any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to us, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition, the conflicts committee has been granted authority to engage outside advisors to assist it in making its determinations.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

In 2015 and prior to February 1, 2016, NGL controlled our operations through its indirect ownership of our general partner and has a significant limited partner ownership interest in us through its indirect ownership of our common units. As of January 31,  2016, affiliates of NGL,  in the aggregate, owned a 21.2% interest in the partnership which consisted of 3,166,704 common units, 2% general partner interest and the incentive distribution rights (excluding any common units that NGL may be deemed to indirectly beneficially own through investment accounts managed by its affiliates).

The following table summarizes the distributions and payments to be made by us to our general partner and its other affiliates in connection with our ongoing operations.

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

During the year ended December 31, 2015, we distributed approximately $16.1 million to our general partner and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2015, we paid our general partner and its affiliates an administrative fee of approximately $11.3 million with an additional insurance reimbursement of approximately $3.8 million for the provision of various general and administrative services for our benefit. We also agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC or the delivery of our common units to TransMontaigne LLC or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan.  For further information regarding the administrative fee, please see “Omnibus Agreement; Payment of general and administrative services fee” below.

Omnibus Agreement

On May 27, 2005 we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement was amended and restated on December 31, 2007 and further amended subsequent thereto. In connection with the ArcLight acquisition, we entered into an amendment to the omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings, an ArcLight subsidiary and to waive the automatic termination that would have occurred at such time as TransMontaigne LLC ceased to control our general partner.   In March 2016, we amended and restated the omnibus agreement to reflect the change in ownership structure and to remove certain legacy provisions that were no longer applicable to us. The amended and restated omnibus agreement did not change the financial terms, substantive rights or obligations of the parties.

The omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight or its affiliates ceasing to control our general partner or (ii) the election of either us or ArcLight following at least 24 months’ prior written notice to the other parties.  Any or all of the provisions of the omnibus agreement, are terminable by Gulf TLP Holdings at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Under the omnibus agreement we pay Gulf TLP Holdings (and prior to the ArcLight acquisition, TransMontaigne LLC) an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee includes expenses incurred by Gulf TLP Holdings to perform certain management, legal, accounting, tax, corporate staff, engineering and other support services, to the extent such services are not outsourced by Gulf TLP Holdings. For the years ended December 31, 2015, 2014, and 2013, the administrative fee paid to TransMontaigne LLC was approximately $11.3 million,  $11.1 million and $11.0 million, respectively. If we acquire or construct additional facilities, ArcLight will propose a revised administrative fee covering the provision of services for such additional facilities. If the conflicts committee of our general partner agrees to the revised administrative fee, Gulf TLP Holdings will provide services for the additional facilities pursuant to the agreement.

The omnibus agreement further provides that we pay Gulf TLP Holdings (and prior to the ArcLight acquisition, TransMontaigne LLC) an insurance reimbursement for premiums on insurance policies covering our facilities and operations.  For the years ended December 31, 2015, 2014 and 2013, the insurance reimbursement paid to TransMontaigne LLC was approximately $3.8 million, $3.7 million and $3.8 million, respectively. Following the ArcLight acquisition, we expect to contract directly with insurance carriers for the majority of our insurance requirements.

We also reimburse Gulf TLP Holdings for direct operating costs and expenses that Gulf TLP Holdings incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of employee benefits, including 401(k) and health insurance benefits, including amounts paid to NGL Operating for such services under the transition services agreement.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million.  Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the years ended December 31, 2015, 2014 and 2013, the expense associated with the reimbursement of incentive bonus awards was approximately $1.3 million, $1.5 million and $1.3 million, respectively.

Transition Services Agreement

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby an affiliate of NGL, NGL Energy Operating, continues to serve as the entity that employs the officers and employees that provide services to our partnership and NGL Energy Operating provides payroll and benefits services related thereto for so long as necessary. The transition services agreement may be terminated by our general partner upon 30 days prior written notice to NGL. It is anticipated that in 2016 all employees who provide services to our partnership will become employees of TLP Management Services LLC, a subsidiary of Gulf TLP Holdings, which entity will establish and maintain all employee benefits programs on behalf of our Partnership. TLP Management Services LLC is a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight. Accordingly, certain amounts paid to Gulf TLP Holdings under the omnibus agreement will in turn be paid by Gulf TLP Holdings to NGL Energy Operating for the provision of services under the transition services agreement.

Terminaling Services Agreements

We have entered into various terminaling services agreements with NGL and TransMontaigne LLC, who were our affiliates prior to the ArcLight acquisition that closed on February 1, 2016, which are discussed in Note 2 of Notes to consolidated financial statements contained within Item 8. “Financial Statements and Supplementary Data” of this annual report.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows (in thousands):

	2015	2014
Audit fees(1)	$650,000	$638,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$650,000	$638,000

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

3.	Exhibits. A list of exhibits required by Item 601 of Regulation S‑K to be filed as part of this annual report:
(A)	2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with Independent Auditor’s Report, as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014 and 2013 .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Battleground Oil Specialty Terminal Company LLC:

We have audited the accompanying financial statements of Battleground Oil Specialty Terminal Company LLC (the “Company”), which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of operations, of members’ equity, and of cash flows for each of the three years in the period ended December 31, 2015.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battleground Oil Specialty Terminal Company LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 to the financial statements, the Company has extensive operations and relationships with its member, Kinder Morgan Battleground Oil, LLC and other affiliated companies.

/s/PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2016

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues	$70,710	$49,924	$3,917

Operating Costs and Expenses
Operations and maintenance	18,898	18,289	3,254
Depreciation and amortization	18,092	16,601	1,839
General and administrative	2,673	2,407	461
Taxes other than income taxes	5,947	3,244	275
Total Operating Costs and Expenses	45,610	40,541	5,829

Operating Income (Loss)	25,100	9,383	(1,912)

Other Income (Expense)	—	536	(11)

Income (Loss) Before Taxes	25,100	9,919	(1,923)

Income Tax Expense	177	180	14

Net Income (Loss)	$24,923	$9,739	$(1,937)

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In Thousands)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$18,792	$16,339
Accounts receivable, net	1,378	2,056
Inventories	700	815
Prepayments	209	190
Total current assets	21,079	19,400

Property, plant and equipment, net	499,971	510,707
Deferred charges and other assets	1,011	666
Total Assets	$522,061	$530,773

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payables	$11,965	$13,351
Other current liabilities	3,099	4,084
Total current liabilities	15,064	17,435

Commitments and contingencies (Note 5)
Members' Equity	506,997	513,338
Total Liabilities and Members' Equity	$522,061	$530,773

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$24,923	$9,739	$(1,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,092	16,601	1,839
Other non-cash items	599	121	(68)
Changes in components of working capital:
Accounts receivable	678	1,110	(3,166)
Inventories	115	(519)	(296)
Accounts payables	4,139	(315)	6,027
Other current assets and liabilities	(1,076)	2,410	1,450
Other long-term assets and liabilities	(481)	42	(695)
Net Cash Provided by Operating Activities	46,989	29,189	3,154

Cash Flows From Investing Activities
Capital expenditures	(13,362)	(99,577)	(221,555)
Sale and disposal of property, plant and equipment	90	—	—
Net Cash Used in Investing Activities	(13,272)	(99,577)	(221,555)

Cash Flows From Financing Activities
Contributions from Members	9,943	99,480	245,626
Distributions to Members	(41,207)	(18,895)	—
Net change in note payable to affiliate	—	(21,083)	—
Net Cash (Used in) Provided by Financing Activities	(31,264)	59,502	245,626

Net Increase (Decrease) in Cash and Cash Equivalents	2,453	(10,886)	27,225
Cash and Cash Equivalents, beginning of period	16,339	27,225	—
Cash and Cash Equivalents, end of period	$18,792	$16,339	$27,225

Non-cash Investing Activities
Net increases in property, plant and equipment accruals			$6,759

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

	Class A unitholders	Class B unitholders	Total unitholders
Balance at December 31, 2012	$179,325	$—	$179,325
Net loss	(1,937)	—	(1,937)
Contributions	245,626	—	245,626
Balance at December 31, 2013	423,014	—	423,014
Net income	9,078	661	9,739
Contributions	99,480	—	99,480
Distributions	(18,234)	(661)	(18,895)
Balance at December 31, 2014	513,338	—	513,338
Net income	23,481	1,442	24,923
Contributions	9,943	—	9,943
Distributions	(39,765)	(1,442)	(41,207)
Balance at December 31, 2015	$506,997	$—	$506,997

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. General

We are a Delaware limited liability company, formed on May 26, 2011. When we refer to “us,” “we,” “our,” “ours,” “the Company”, or “BOSTCO,” we are describing Battleground Oil Specialty Terminal Company LLC.

The member interests in us (collectively referred to as the Class A Members) are as follows:

∠	55.0% - Kinder Morgan Battleground Oil, LLC (KM Battleground Oil), a subsidiary of Kinder Morgan Inc. (KMI);
∠	42.5% - TransMontaigne Operating Company L.P. (TransMontaigne), a wholly-owned subsidiary of TransMontaigne Partners L.P.; and
∠	2.5% - Tauber Terminals, L.P. (Tauber), a Texas limited partnership.

We own and operate a terminal facility that has 7.1 million barrels of distillate, residual fuel and other black oil product storage at a Houston Ship Channel site. The facility also has deep draft docks and high speed pumps.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification, the single source of United States Generally Accepted Accounting Principles (GAAP) and referred to in this report as the Codification. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

Management has evaluated subsequent events through February 26, 2016, the date the financial statements were available to be issued.

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosures, including as it relates to contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

In addition, we believe that certain accounting policies are of more significance in our financial statement preparation process than others, and set out below are the principal accounting policies we apply in the preparation of our financial statements.

Cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable, net

We establish provisions for losses on accounts receivable due from customers if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. Allowance for doubtful accounts was $0 and $700,000 as of December 31, 2015 and 2014, respectively.

Inventories

Our inventories, which consist of consumable spare parts used in the operations of the facilities, are valued at the lower of average cost or market.

Property, Plant and Equipment, net

Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in utility service. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. The indirect capitalized labor and related costs are based upon estimates of time spent supporting construction projects.

We use the straight-line method to depreciate property, plant and equipment. Under this method, depreciation is provided on a straight-line basis over the estimated useful life for each asset. The cost of property, plant and equipment sold or retired and the related depreciation are removed from the balance sheet in the period of sale or disposition. Gains or losses resulting from property sales or dispositions are recognized in the period incurred. We generally include gains or losses on dispositions of land and operating units in “Operations and maintenance” on our accompanying Statements of Operations.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

Asset Retirement Obligations (ARO)

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses. We record, as liabilities, the fair value of ARO on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

We are required to operate and maintain our assets, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no recorded ARO as of December 31, 2014 and 2015.

Asset Impairments

We evaluate our assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in market conditions or in the legal or business environment. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of the carrying values of our long-lived assets based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2015, 2014 and 2013.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2015, revenues from our three largest non-affiliate customers were approximately $12,424,000, $10,739,000 and $8,702,000, respectively and revenues from our largest affiliate customer was approximately $7,480,000, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2014, revenues from our two largest non-affiliate customers were approximately $11,884,000 and $7,920,000, respectively, and revenues from our largest affiliate customer was approximately $5,331,000, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2013, revenues from our two largest non-affiliate customers were approximately $2,561,000 and $455,000, respectively, each of which exceeded 10% of our operating revenues.

During 2015, we recognized $8,219,000 of revenue associated with amounts collected on the early termination of a storage contract.

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

We are subject to environmental cleanup and enforcement actions from time to time. In particular, Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, as of December 31, 2015 and 2014, we had no reserves for environmental matters.

Legal Matters

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

As of December 31, 2015 and 2014, we had $1,642,000 of reserves for legal proceedings.

We are engaged in an ongoing dispute with one of our major customers with respect to amounts due and potential damages associated with the commencement of operations under an agreement with this customer. We are presently attempting to negotiate a resolution concerning this matter.

Other Contingencies

We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue an undiscounted liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Income Taxes

We are a limited liability company that has elected to be treated as a partnership for income tax purposes and are not subject to federal income taxes or state income taxes. Accordingly, no provision for federal or state income taxes has been recorded in our financial statements. The tax effects of our activities accrue to our members who report on their individual federal income tax returns their share of revenues and expenses. However, we are subject to Texas margin tax (a revenue based calculation), which is presented as “Income Tax Expense” on our accompanying Statements of Operations.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following (in thousands):

		December 31,
	Useful Life in Years	2015	2014
Terminal and storage facilities	10 - 40	$432,172	$429,378
Buildings	30	12,955	13,068
Other support equipment	5 - 30	75,916	68,536
Accumulated depreciation and amortization		(36,471)	(18,448)
		484,572	492,534
Land		13,168	13,168
Construction work in process		2,231	5,005
Property, plant and equipment, net		$499,971	$510,707

4. Related Party Transactions

Limited Liability Company Agreement (LLC Agreement)

Under the terms of our LLC Agreement entered into as of October 18, 2011 and amended on December 20, 2012, the Class A Members are obligated to make capital contributions in proportion to their Class A Member interests in us to fund the construction of the storage facilities (Phase I and Phase IA).

Our profits and losses, and cash distributions are allocated, and made, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. Class B Member interests are not required to make capital contributions in order to maintain their profit interests. Class A and Class B Members have other restrictions, obligations, and limitations as to the transfer of ownership interests. Class A units outstanding as of December 31, 2015 and 2014 were 14,914,900. Class B units outstanding as of December 31, 2015 and 2014 were 700.

Changes and amendments to the terms of the LLC Agreement, including its provisions regarding the approval of additional capital contributions, require both KM Battleground Oil and TransMontaigne approvals pursuant to the LLC Agreement. Class A and Class B Members have other rights, preferences, obligations, and limitations, including limitations as to the transfer of ownership interests.

Cash distributions are paid to our Members based on distributable cash as defined in the LLC Agreement within 45 days after the end of each quarter on a pro-rata basis in accordance with their respective equity percentage interests as described above.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

Construction Management and Operating Agreements

We entered into an Operations and Reimbursement Agreement whereby KM Battleground Oil (operator) oversees the construction and operations. During construction, prior to operations, we paid the operator and capitalized the pre-commissioning services fees of approximately $7,000,000 for services rendered in connection with project and construction management. Beginning in October 2013, we began paying the operator a services fee to operate the terminal. The service fee for the years ended December 31, 2015, 2014 and 2013 was approximately $1,544,000, $1,509,000 and $375,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Operations.

Other Affiliate Balances and Activities

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates.

We do not have employees. Employees of KMI and its affiliates provide services to us. Under policies with KMI and its affiliates, we reimburse KMI and its affiliates without a profit component.

The following table summarizes our balance sheet affiliate balances (in thousands):

	December 31,
	2015	2014
Accounts receivable	$27	$84
Prepayments(a)	376	512
Accounts payable	1,403	1,769

____________

(a)	Included in “Prepayments” and “Deferred charges and other assets” on our accompanying Balance Sheets.

The following table shows revenues and costs from our affiliates (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$7,480	$5,331	$—
Operations and maintenance	9,486	9,048	1,498
General and administrative	2,673	2,407	461

Subsequent Event

In January 2016, we received cash contributions from our Members totaling $5,000,000. In February 2016, we made cash distributions to our Class A and B Members totaling $8,861,000.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS (continued)

5. Commitments

Capital Commitments

As of December 31, 2015, we have commitments for purchases of plant, property and equipment of $890,000, which we expect to spend during 2016.

Operating Leases

We lease property and equipment under various operating leases. Future minimum annual rental commitments under our operating leases as of December 31, 2015, are as follows (in thousands):

Year	Total
2016	$397
2017	407
2018	414
2019	418
2020	377
Thereafter	7,834
Total	$9,847

Rental expense on our lease obligation for the years ended December 31, 2015, 2014 and 2013 was approximately $471,000, $410,000 and $2,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Operations.

6. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for us January 1, 2018. Early adoption is permitted for the interim periods within the adoption year. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and assessing the timing of our adoption.

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

3.5

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

10.7

Consent Under and Sixth Amendment to the Second Amended and Restated Senior Secured Credit Facility, dated January 29, 2016 (as previously amended, the “Credit Facility”), among TransMontaigne Operating Company L.P., as Borrower, TransMontaigne Partners L.P. and certain of its subsidiaries, as Guarantors, the financial institutions party thereto as lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on February 2, 2016)

10.8

Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services LLC and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services LLC. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.9

Second Amended and Restated Omnibus Agreement, dated March 1,  2016, by and among Gulf TLP Holdings, LLC, TLP Management Services LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.11+	2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016)
10.12+*	Form of 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement.
10.13+

TLP Management Services LLC Savings and Retention Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.14

Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

Exhibit Number	Description
10.16

Terminaling Services Agreement—Southeast and Collins/Purvis, dated January 1, 2008, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc., as amended (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10 K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008). Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b 2 as promulgated under the Securities Exchange Act of 1934.

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

10.19*	Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP.
10.20

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.21

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.22

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

10.24

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

Exhibit Number	Description
23.2*	Consent of Independent Registered Public Accounting Firm—consent of PricewaterhouseCoopers LLP on the financial statements of Battleground Oil Specialty Terminal Company LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

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

Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 10, 2016
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	March 10, 2016
Robert T. Fuller

/s/ Kevin M. Crosby	Director	March 10, 2016
Kevin M. Crosby

/s/ Daniel R. Revers	Director	March 10, 2016
Daniel R. Revers

/s/ Lucius H. Taylor	Director	March 10, 2016
Lucius H. Taylor

/s/ Steven A. Blank	Director	March 10, 2016
Steven A. Blank

/s/ Robert A. Burk	Director	March 10, 2016
Robert A. Burk

/s/ Lawrence C. Ross	Director	March 10, 2016
Lawrence C. Ross

/s/ Theodore D. Burke	Director	March 10, 2016
Theodore D. Burke

Exhibit Number	Description
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

3.5

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

10.7

Consent Under and Sixth Amendment to the Second Amended and Restated Senior Secured Credit Facility, dated January 29, 2016 (as previously amended, the “Credit Facility”), among TransMontaigne Operating Company L.P., as Borrower, TransMontaigne Partners L.P. and certain of its subsidiaries, as Guarantors, the financial institutions party thereto as lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners L.P. with the SEC on February 2, 2016)

10.8

Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services LLC and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services LLC. (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

10.9

Second Amended and Restated Omnibus Agreement, dated March 1, 2016, by and among Gulf TLP Holdings, LLC, TLP Management Services LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.11+	2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016)
10.12+*	Form of 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement.
10.13+

TLP Management Services LLC Savings and Retention Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.14

Registration Rights Agreement, dated May 27, 2005, by and between TransMontaigne Partners L.P. and MSDW Morgan Stanley Strategic Investments, Inc. (formerly MSDW Bondbook Ventures Inc.) (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10 K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

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

10.19*	Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP.
10.20

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.21

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.22

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

10.24

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
101

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements.

*Filed with this annual report.

+Identifies each management compensation plan or arrangement.