Form 10-Q
period 2016-03-31
TransMontaigne Partners L.P.
filed 2016-05-05
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 16,132,298 units of the registrant’s Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

•	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•	any statements contained herein regarding the prospects for our business or any of our services or our ability to pay distributions;
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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2016 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2015, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 10, 2016 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2016:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$134	$681
Trade accounts receivable, net	7,208	5,973
Due from affiliates	680	1,080
Other current assets	2,397	2,410
Total current assets	10,419	10,144
Property, plant and equipment, net	394,118	388,423
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	246,641	246,700
Other assets, net	3,065	2,935
	$662,728	$656,687
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,501	$10,874
Accrued liabilities	11,311	11,111
Total current liabilities	18,812	21,985
Other liabilities	3,273	2,731
Long-term debt	264,100	248,000
Total liabilities	286,185	272,716
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,132,298 units issued and outstanding at March 31, 2016 and 16,124,566 units issued and outstanding at December 31, 2015)	324,222	326,224
General partner interest (2% interest with 329,231 equivalent units outstanding at March 31, 2016 and 329,073 equivalent units outstanding at December 31, 2015)	52,321	57,747
Total partners’ equity	376,543	383,971
	$662,728	$656,687

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended
	March 31,
	2016	2015
Revenue:
External customers	$36,272	$25,299
Affiliates	4,354	12,598
Total revenue	40,626	37,897
Operating costs and expenses and other:
Direct operating costs and expenses	(15,906)	(14,954)
Direct general and administrative expenses	(1,557)	(1,021)
Allocated general and administrative expenses	(2,841)	(2,803)
Allocated insurance expense	(895)	(934)
Reimbursement of bonus awards expense	(1,635)	(525)
Depreciation and amortization	(7,935)	(7,337)
Earnings from unconsolidated affiliates	1,850	2,056
Total operating costs and expenses and other	(28,919)	(25,518)
Operating income	11,707	12,379
Other expenses:
Interest expense	(2,792)	(1,942)
Amortization of deferred financing costs	(205)	(315)
Total other expenses	(2,997)	(2,257)
Net earnings	8,710	10,122
Less—earnings allocable to general partner interest including incentive distribution rights	(2,056)	(1,850)
Net earnings allocable to limited partners	$6,654	$8,272
Net earnings per limited partner unit—basic	$0.41	$0.51
Net earnings per limited partner unit—diluted	$0.41	$0.51

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2015 and three months ended March 31, 2016

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2014	$333,619	$57,846	$391,465
Distributions to unitholders	(42,897)	(7,605)	(50,502)
Equity-based compensation	1,411	—	1,411
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for year ended December 31, 2015	34,183	7,506	41,689
Balance December 31, 2015	326,224	57,747	383,971
Distributions to unitholders	(10,811)	(1,981)	(12,792)
Equity-based compensation	2,155	—	2,155
Issuance of 15,750 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	5	5
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for three months ended March 31, 2016	6,654	2,056	8,710
Balance March 31, 2016	$324,222	$52,321	$376,543

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$8,710	$10,122
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,935	7,337
Earnings from unconsolidated affiliates	(1,850)	(2,056)
Distributions from unconsolidated affiliates	4,135	3,642
Equity-based compensation	2,155	23
Amortization of deferred financing costs	205	315
Amortization of deferred revenue	(198)	(309)
Unrealized loss on derivative instrument	794	149
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,235)	598
Due from affiliates	400	122
Other current assets	13	293
Amounts due under long-term terminaling services agreements, net	(47)	41
Trade accounts payable	(974)	(1,403)
Accrued liabilities	200	1,175
Net cash provided by operating activities	20,243	20,049
Cash flows from investing activities:
Acquisition of terminal assets	(12,000)	—
Investments in unconsolidated affiliates	(2,225)	—
Capital expenditures	(9,483)	(6,744)
Net cash used in investing activities	(23,708)	(6,744)
Cash flows from financing activities:
Borrowings of debt under credit facility	58,400	20,800
Repayments of debt under credit facility	(42,300)	(22,800)
Deferred debt issuance costs	(395)	(997)
Distributions paid to unitholders	(12,792)	(12,624)
Purchase of common units by our long-term incentive plan	—	(70)
Contribution of cash by TransMontaigne GP	5	—
Net cash provided by (used in) financing activities	2,918	(15,691)
Decrease in cash and cash equivalents	(547)	(2,386)
Cash and cash equivalents at beginning of period	681	3,304
Cash and cash equivalents at end of period	$134	$918
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,127	$1,615
Property, plant and equipment acquired with accounts payable	$3,570	$2,354

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

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which as of February 1, 2016 is a wholly‑owned indirect subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). Prior to February 1, 2016, TransMontaigne LLC, a wholly-owned subsidiary of NGL Energy Partners LP (“NGL”), owned all the issued and outstanding ownership interests of TransMontaigne GP.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P., a Delaware limited partnership, and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2016 and December 31, 2015 and our results of operations for the three months ended March 31, 2016 and 2015.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2016 and 2015, we recognized revenue of approximately $1.4 million and $1.8 million, respectively, for net product gained. Within these amounts, approximately $0.3 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

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

TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminal facilities prior to May 27, 2005, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007, up to a maximum liability not to exceed $15.0 million for this indemnification obligation. TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses that were identified on or before March 1, 2016 and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011, up to a maximum liability not to exceed $2.5 million for this indemnification obligation. The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner.

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

At March 31, 2016 and December 31, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million and $75.0 million, respectively, that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income taxes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow through to its unitholders.

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

Under the omnibus agreement we pay the owner of TransMontaigne GP an administrative fee for the provision of various general and administrative services for our benefit. For the three months ended March 31, 2016 and 2015, the administrative fee paid was approximately $2.8 million, and $2.8 million, respectively. If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, which the revised fee is subject to approval by the conflicts committee of our general partner. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP an insurance reimbursement for insurance policies purchased on our behalf to cover our facilities and operations. For the three months ended March 31, 2016 and 2015, the insurance reimbursement paid was approximately $0.9 million and $0.9 million, respectively. We also reimburse the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the three months ended March 31, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $1.6 million and $0.5 million, respectively.

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

In connection with our acquisition of the Pensacola terminal on March 1, 2011, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before March 1, 2016, and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and TransMontaigne LLC’s indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner.

Terminaling services agreement—Southeast terminals.  In connection with the ArcLight acquisition of our general partner, our Southeast terminaling services agreement with NGL was amended to extend the term of the agreement through July 31, 2040 at the prevailing contract rate terms contained within the agreement. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement. Subsequent to the ArcLight acquisition, effective February 1, 2016, revenue associated with the Southeast terminaling services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

Under this agreement, NGL was obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $6.7 million for each of the three months ending March 31, 2016 and 2015. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

Terminaling services agreement—Florida terminals. On October 31, 2014, NGL provided us the required 18 months’ prior notice that it will terminate its remaining obligations under the Florida terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal. NGL has agreed to allow us to re-contract the majority of this tankage prior to its effective contract termination date. Accordingly, we have re-contracted approximately 0.9 million barrels of this capacity to third party customers at similar rates charged to NGL.

Under this agreement, NGL was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $0.3 million and $2.7 million for the three months ending March 31, 2016 and 2015, respectively.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in Frontera Brownsville LLC joint venture, or “Frontera”. We have agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the three months ended March 31, 2016 and 2015, we recognized approximately $1.4 million and $1.2 million, respectively, of revenue related to this operations and reimbursement agreement.

(3) ACQUISITION OF TERMINAL ASSETS

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12 million. The hydrant system encompasses a system in Port Everglades for fueling cruise ships and is currently under contract with one of our existing terminal customers for approximately three more years. The acquisition of the hydrant system from TransMontaigne LLC has been recorded at the carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne LLC controlled our general partner on the acquisition date, the difference between the consideration we paid to TransMontaigne LLC and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statement of partners’ equity as a decrease to the general partner’s interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not material to our consolidated financial statements we did not recast prior period consolidated financial statements.

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

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Trade accounts receivable	$7,218	$6,448
Less allowance for doubtful accounts	(10)	(475)
	$7,208	$5,973

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2016	2015
NGL Energy Partners LP	21%	30%
Castleton Commodities International LLC	14%	—%
RaceTrac Petroleum Inc.	12%	—%
Morgan Stanley Capital Group	—%	13%

On October 27, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its terminaling services agreements with us to Castleton Commodities International LLC.

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Amounts due from insurance companies	$593	$774
Additive detergent	1,621	1,411
Deposits and other assets	183	225
	$2,397	$2,410

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2016 and December 31, 2015, we have recognized amounts due from insurance companies of approximately $0.6 million and $0.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2016, we received reimbursements from insurance companies of approximately $0.2 million. During the three months ended March 31, 2016, we did not change our estimate of probable future insurance recoveries.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Land	$53,079	$53,079
Terminals, pipelines and equipment	606,323	595,883
Furniture, fixtures and equipment	4,040	2,665
Construction in progress	10,910	8,704
	674,352	660,331
Less accumulated depreciation	(280,234)	(271,908)
	$394,118	$388,423

(7) GOODWILL

Goodwill is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Brownsville terminals	$8,485	$8,485

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

At March 31, 2016 and December 31, 2015, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the three months ended March 31, 2016 or during the year ended December 31, 2015 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2016 and December 31, 2015, our investments in unconsolidated affiliates include a 42.5% interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
BOSTCO	42.5%	42.5%	$223,097	$223,214
Frontera	50%	50%	23,544	23,486
Total investments in unconsolidated affiliates			$246,641	$246,700

At March 31, 2016 and December 31, 2015, our investment in BOSTCO includes approximately $7.3 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
BOSTCO	$1,392	$1,781
Frontera	458	275
Total earnings from investments in unconsolidated affiliates	$1,850	$2,056

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
BOSTCO	$2,125	$—
Frontera	100	—
Additional capital investments in unconsolidated affiliates	$2,225	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
BOSTCO	$3,634	$3,134
Frontera	501	508
Cash distributions received from unconsolidated affiliates	$4,135	$3,642

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Current assets	$19,064	$21,079	$5,015	$4,156
Long-term assets	498,084	500,982	43,646	44,194
Current liabilities	(9,580)	(15,064)	(1,573)	(1,376)
Net assets	$507,568	$506,997	$47,088	$46,974

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue	$16,681	$15,887	$4,142	$3,640
Expenses	(12,250)	(11,467)	(3,226)	(3,090)
Net earnings	$4,431	$4,420	$916	$550

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Amounts due under long-term terminaling services agreements:
External customers	$572	$12
Affiliates	—	567
	572	579
Deferred financing costs, net of accumulated amortization of $4,257 and $4,052, respectively	1,911	1,721
Customer relationships, net of accumulated amortization of $1,941 and $1,890, respectively	489	540
Deposits and other assets	93	95
	$3,065	$2,935

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At March 31, 2016 and December 31, 2015, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.6 million and $0.6 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Customer advances and deposits:
External customers	$6,955	$4,925
Affiliates	—	2,352
	6,955	7,277
Accrued property taxes	1,510	1,019
Accrued environmental obligations	857	1,047
Interest payable	156	141
Accrued expenses and other	1,833	1,627
	$11,311	$11,111

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2016 and December 31, 2015, we have billed and collected from certain of our customers approximately $7.0 million and $7.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At March 31, 2016 and December 31, 2015, we have accrued environmental obligations of approximately $0.9 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2016, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the three months ended March 31, 2016, we did not change our estimate of our future environmental remediation costs. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Advance payments received under long-term terminaling services agreements	$526	$580
Deferred revenue—ethanol blending fees and other projects	1,953	2,151
Unrealized loss on derivative instruments	794	—
	$3,273	$2,731

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2016 and December 31, 2015, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At March 31, 2016 and December 31, 2015, we have unamortized deferred revenue of approximately $2.0 million and $2.2 million, respectively, for completed projects. During the three months ended March 31, 2016 and 2015, we recognized revenue on a straight‑line basis of approximately $0.2 million and $0.3 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. At March 31, 2016, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $438.8 million at March 31, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2016 and 2015, the weighted average interest rate on borrowings under the credit facility was approximately 3.1% and 2.7%, respectively. At March 31, 2016 and December 31, 2015, our outstanding borrowings under the credit facility were $264.1 million and $248.0 million, respectively. At March 31, 2016 and December 31, 2015, our outstanding letters of credit were $nil at both dates.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2015	16,124,566	329,073
Issuance of common units by our long-term incentive plan due to vesting of restricted phantom units	7,732	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	158
Units outstanding at March 31, 2016	16,132,298	329,231

At March 31, 2016 and December 31, 2015, common units outstanding include nil and 8,018 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units.

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. Prior to February 1, 2016, TransMontaigne GP was a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL. TransMontaigne Services LLC, which is a wholly owned subsidiary of TransMontaigne LLC, has a long‑term incentive plan and a savings and retention plan to compensate through incentive bonus awards certain employees and independent directors of our general partner who provide services with respect to the business of our general partner.

Long-term incentive plan. The TransMontaigne Services LLC long‑term incentive plan was administered by the compensation committee of the board of directors of our general partner and was primarily used for grants of restricted phantom units to the independent directors of our general partner. The grants to the independent directors of our general partner generally vest and are payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of the grant. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, all of the restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units.

On February 26, 2016, the board of our general partner approved the TLP Management Services LLC 2016 long-term incentive plan, which replaces the TransMontaigne Services LLC long-term incentive plan and is subject to the approval of our unitholders. We anticipate that we will seek approval from our unitholders for the long-term incentive plan within 12 months of its adoption. The 2016 long-term incentive plan operates in a manner that is, and pursuant to terms and conditions that are substantially similar to, the TransMontaigne Services LLC long-term incentive plan used previously. The 2016 plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the 2016 long-term incentive plan are expected to be registered pursuant to a registration statement on Form S-8.

TransMontaigne GP had historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015. Future grants of restricted phantom units under the TLP Management Services LLC 2016 long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to a Form S-8 Registration Statement.

Activity under the long-term incentive plan for the three months ended March 31, 2016 is as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at December 31, 2015	15,750
Vesting on February 1, 2016	(15,750)	$30.41
Restricted phantom units outstanding at March 31, 2016	—

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award with the costs being accelerated upon the occurrence of accelerated vesting events, such as a change in control of our general partner. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units. For awards to the independent directors of our general partner, equity‑based compensation of approximately $520,000 and $23,000 is included in direct general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively

Savings and retention plan.  Under the omnibus agreement we have agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made by TransMontaigne Services LLC under the TransMontaigne Services LLC savings and retention plan to key employees that provide corporate and support services to us, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. In accordance with the omnibus agreement, the value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Ownership in the restricted phantom units under the savings and retention plan is subject to forfeiture until the vesting date, but recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us on each of our outstanding common units. Recipients of restricted phantom units under the savings and retention plan do not have voting rights.

The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested as to 50% of a participant’s annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of NGL, or TransMontaigne LLC, or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier vesting and payment, as applicable, upon the participant’s attainment of retirement, death or disability, involuntary termination without cause, or a participant’s termination of employment following a change in control, as specified in the plan. For certain senior level employees, including the executive officers of our general partner, all prior grants vested upon the change in control of TransMontaigne LLC that occurred on July 1, 2014 and, with respect to the 2015 awards, such awards vested upon the change in control of our general partner that occurred on February 1, 2016. Pursuant to the provisions of the plan, once participants reach the age and length of service thresholds set forth below, awards become vested and are payable as set forth above.  A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TransMontaigne LLC or any of its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or any of its affiliates. For the awards granted under the plan in March 2016, the Chief Executive Officer and Chief Operating Officer of our general partner have each satisfied the age and length of service thresholds of the plan. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

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

On February 26, 2016, the board of our general partner unanimously approved the new TLP Management Services LLC savings and retention plan for employees who provide services with respect to our business, which plan is intended to constitute a program under, and be subject to, the 2016 long term incentive plan described above. The new savings and retention plan was used for incentive bonus awards in March 2016 and will be used going forward. The new savings and retention plan operates in a manner that is, and pursuant to terms and conditions that are substantially similar to, the savings and retention plan of TransMontaigne Services LLC used previously. Under the omnibus agreement, we expect to reimburse TLP Management Services LLC with respect to awards in a similar manner as applied to the 2015 incentive bonus award.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under our omnibus agreement, generally accepted accounting principles require us to classify the incentive bonus award as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the three months ended March 31, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $1.6 million and $0.5 million, respectively.

Activity related to our equity based award granted to TransMontaigne LLC for services performed under the omnibus agreement for the three months ended March 31, 2016 is as follows:

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2015	30,203	30,616
Vesting of units on February 1, 2016	19,372	(19,372)	$30.41
Unit accrual for distributions paid on February 8, 2016	1,132	257	$29.34
Grant on March 2, 2016	31,022	28,945	$34.23
Restricted phantom units outstanding at March 31, 2016	81,729	40,446

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended
	March 31,
	2016	2015
Net earnings	$8,710	$10,122
Less:
Distributions payable on behalf of incentive distribution rights	(1,920)	(1,682)
Distributions payable on behalf of general partner interest	(224)	(219)
Earnings allocable to general partner interest less than distributions payable to general partner interest	88	51
Earnings allocable to general partner interest including incentive distribution rights	(2,056)	(1,850)
Net earnings allocable to limited partners per the consolidated statements of operations	6,654	8,272
Less distributions payable for unvested long-term incentive plan grants	—	(6)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$6,654	$8,266
Basic weighted average units	16,181	16,125
Diluted weighted average units	16,188	16,125
Net earnings per limited partner unit—basic	$0.41	$0.51
Net earnings per limited partner unit—diluted	$0.41	$0.51

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670
January 1, 2016 through March 31, 2016	$0.680

16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At March 31, 2016, we have contractual commitments of approximately $23.6 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At March 31, 2016, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2016 (remainder of the year)	$3,001
2017	3,131
2018	740
2019	727
2020	572
Thereafter	4,107
$12,278

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $0.4 million in future periods.

Rental expense under operating leases was approximately $0.9 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

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

In February 2016 we entered into a settlement agreement and mutual release with Nieto that included a one-time settlement payment to us of $1.9 million and an increase in the throughput fee under the terminaling services agreement for the remaining term. In connection therewith, the litigation was dismissed with prejudice.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2016 and December 31, 2015.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps as of March 31, 2016 and December 31, 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Gulf Coast Terminals:
Terminaling services fees	$11,367	$10,678
Other	2,236	1,998
Revenue	13,603	12,676
Direct operating costs and expenses	(5,226)	(4,406)
Net margins	8,377	8,270
Midwest Terminals and Pipeline System:
Terminaling services fees	2,177	2,102
Pipeline transportation fees	433	414
Other	286	227
Revenue	2,896	2,743
Direct operating costs and expenses	(682)	(678)
Net margins	2,214	2,065
Brownsville Terminals:
Terminaling services fees	2,155	1,816
Pipeline transportation fees	1,008	1,182
Other	4,530	3,962
Revenue	7,693	6,960
Direct operating costs and expenses	(2,701)	(3,150)
Net margins	4,992	3,810
River Terminals:
Terminaling services fees	2,146	2,257
Other	197	255
Revenue	2,343	2,512
Direct operating costs and expenses	(2,047)	(1,543)
Net margins	296	969
Southeast Terminals:
Terminaling services fees	13,257	11,757
Other	834	1,249
Revenue	14,091	13,006
Direct operating costs and expenses	(5,250)	(5,177)
Net margins	8,841	7,829
Total net margins	24,720	22,943
Direct general and administrative expenses	(1,557)	(1,021)
Allocated general and administrative expenses	(2,841)	(2,803)
Allocated insurance expense	(895)	(934)
Reimbursement of bonus awards expense	(1,635)	(525)
Depreciation and amortization	(7,935)	(7,337)
Earnings from unconsolidated affiliates	1,850	2,056
Operating income	11,707	12,379
Other expenses	(2,997)	(2,257)
Net earnings	$8,710	$10,122

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,479	$2,896	$6,300	$2,343	$11,254	$36,272
NGL Energy Partners LP	124	—	—	—	2,747	2,871
Frontera	—	—	1,393	—	—	1,393
TransMontaigne LLC	—	—	—	—	90	90
Revenue	$13,603	$2,896	$7,693	$2,343	$14,091	$40,626
Capital expenditures	$820	$261	$256	$739	$7,407	$9,483
Identifiable assets	$125,276	$22,756	$44,982	$53,985	$166,363	$413,362
Cash and cash equivalents						134
Investments in unconsolidated affiliates						246,641
Deferred financing costs						1,911
Other						680
Total assets						$662,728

	Three months ended March 31, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$9,920	$2,743	$5,773	$2,395	$4,468	$25,299
NGL Energy Partners LP	2,756	—	10	117	8,478	11,361
Frontera	—	—	1,177	—	—	1,177
TransMontaigne LLC	—	—	—	—	60	60
Revenue	$12,676	$2,743	$6,960	$2,512	$13,006	$37,897
Capital expenditures	$3,239	$437	$993	$1,328	$747	$6,744

r

(19) SUBSEQUENT EVENT

On April 18, 2016, we announced a distribution of $0.68 per unit for the period from January 1, 2016 through March 31, 2016. This distribution is payable on May 9, 2016 to unitholders of record on April 29, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Change in control of the ownership of our general partner.  Effective February 1, 2016, an affiliate of ArcLight Energy Partners Fund VI, L.P. , which we refer to as ArcLight purchased a 100% ownership interest in TransMontaigne GP LLC from NGL Energy Partners LP, or NGL. TransMontaigne GP LLC is our general partner and holds a 2% general partner interest and 100% of the incentive distribution rights (IDRs). The ArcLight acquisition of our general partner resulted in a change in control of our partnership. In addition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common LP units from NGL. With the purchase of the common units, ArcLight has a significant interest in our partnership through their ownership of the general partner interest, the incentive distribution rights and approximately 20% of the limited partner interests.

Second consecutive increase in quarterly distribution.  On April 18, 2016, we announced a quarterly distribution of $0.68 per unit for the three months ended March 31, 2016. This $0.01 increase over the previous quarter reflects the second consecutive increase in our distribution. The distribution is payable on May 9, 2016 to unitholders of record on April 29, 2016.

Expansion of the Collins/Purvis bulk storage terminal.  As previously announced, we have entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new product storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. The revenue associated with these agreements will come on-line upon completion of the construction of the new tank capacity, which we expect to occur during the fourth quarter of 2016 through the second quarter of 2017. The anticipated cost of the new storage capacity is approximately $75 million, with expected annual cash returns in the high-teens. During the first quarter of 2016, we began construction and have spent approximately $8.1 million on the project as of March 31, 2016. Our Collins/Purvis terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 3.4 million barrels, which does not include the approximately 2.0 million barrels that is under construction. We have begun the process of permitting 5.0 million barrels of additional capacity and are discussing this future capacity with several potential customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10‑K, filed on March 10, 2016. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2016	2015
Terminaling services fees	$31,102	$28,610
Pipeline transportation fees	1,441	1,596
Management fees and reimbursed costs	2,217	1,932
Other	5,866	5,759
Revenue	$40,626	$37,897

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$13,603	$12,676
Midwest terminals and pipeline system	2,896	2,743
Brownsville terminals	7,693	6,960
River terminals	2,343	2,512
Southeast terminals	14,091	13,006
Revenue	$40,626	$37,897

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

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$11,367	$10,678
Midwest terminals and pipeline system	2,177	2,102
Brownsville terminals	2,155	1,816
River terminals	2,146	2,257
Southeast terminals	13,257	11,757
Terminaling services fees	$31,102	$28,610

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $1.1 million resulting from us entering into a new five year agreement with a third party customer for approximately 2.7 million barrels of existing capacity at our Collins/Purvis, Mississippi  bulk storage terminal, commencing January 1, 2016. The new agreement replaced the previous agreement we had with the third party customer for this tankage and contains an increase to the minimum throughput fees. The new agreement is anticipated to generate additional minimum throughput revenue in excess of $4.0 million annually.

Included in terminaling services fees for the three months ended March 31, 2016 and 2015 are fees charged to affiliates of approximately $2.7 million and $10.2 million, respectively.

Our terminaling services agreements are structured as either throughput agreements or storage agreements. Most of our throughput agreements contain provisions that require our customers to throughput a minimum volume of product at our facilities over a stipulated period of time, which results in a minimum amount of revenue. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity made available to the customer under the agreement, which results in a minimum amount of revenue. We refer to these minimum amounts of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “variable.” The “firm commitments” and “variable” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2016	2015
Firm commitments:
External customers	$25,930	$16,981
Affiliates	2,423	9,576
Total	28,353	26,557
Variable:
External customers	2,489	1,364
Affiliates	260	689
Total	2,749	2,053
Terminaling services fees	$31,102	$28,610

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2016 are as follows (in thousands):

Less than 1 year remaining	$3,287
1 year or more, but less than 3 years remaining	7,105
3 years or more, but less than 5 years remaining	8,797
5 years or more remaining	9,164
Total firm commitments for the three months ended March 31, 2016	$28,353

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	414
Brownsville terminals	1,008	1,182
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,441	$1,596

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$304	$191
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,913	1,741
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$2,217	$1,932

Included in management fees and reimbursed costs for the three months ended March 31, 2016 and 2015 are fees charged to affiliates of approximately $1.4 million and $1.2 million, respectively.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2016	2015
Product gains	$1,383	$1,825
Steam heating fees	834	1,682
Product transfer services	246	345
Butane blending fees	153	10
Railcar handling	81	199
Other	3,169	1,698
Other revenue	$5,866	$5,759

For the three months ended March 31, 2016 and 2015, we sold approximately 31,280 and 27,260 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $44 and $67 per barrel, respectively.

The change in steam heating fees, product transfer services, railcar handling and other, includes a decrease of approximately $1.5 million at our Brownsville terminals resulting from a third party customer terminating its agreement at the Brownsville terminals effective February 6, 2016. We are in the process of recontracting the associated storage capacity, but do not expect to earn as much in ancillary fees under a new agreement.

The increase in other, included in other revenue, includes approximately $1.9 million of a one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer.

Included in other revenue for the three months ended March 31, 2016 and 2015 are amounts charged to affiliates of approximately $0.3 million and $1.2 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$1,932	$1,807
Midwest terminals and pipeline system	286	227
Brownsville terminals	2,617	2,221
River terminals	197	255
Southeast terminals	834	1,249
Other revenue	$5,866	$5,759

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2016	2015
Wages and employee benefits	$5,722	$5,217
Utilities and communication charges	2,055	2,069
Repairs and maintenance	3,316	3,095
Office, rentals and property taxes	2,373	2,313
Vehicles and fuel costs	200	269
Environmental compliance costs	604	554
Other	1,636	1,437
Direct operating costs and expenses	$15,906	$14,954

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2016	2015
Gulf Coast terminals	$5,226	$4,406
Midwest terminals and pipeline system	682	678
Brownsville terminals	2,701	3,150
River terminals	2,047	1,543
Southeast terminals	5,250	5,177
Direct operating costs and expenses	$15,906	$14,954

Direct general and administrative expenses of our operations primarily include accounting associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $1.6 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in direct general and administrative expenses is primarily attributable to the accelerated vesting of restricted phantom units previously granted to the independent directors under the long-term incentive plan that was triggered upon a change in control in connection with the ArcLight acquisition of our general partner, effective February 1, 2016.

Allocated general and administrative expenses include charges for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively.

Allocated insurance expense includes charges for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile and other insurable risks. The allocated insurance expense was approximately $0.9 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Reimbursement of bonus award includes expense associated with us reimbursing the owner of the TransMontaigne GP for awards granted by them to certain key officers and employees that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $1.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase in reimbursement of bonus award expense is primarily attributable to bonus awards granted in March 2016 to certain key officers and employees that vested immediately as age and length of service thresholds were satisfied. In addition, 2015 grants to certain key officers and employees vested upon the change in control in connection with the ArcLight acquisition of our general partner, effective February 1, 2016.

For the three months ended March 31, 2016 and 2015, depreciation and amortization expense was approximately $7.9 million and $7.3 million, respectively.

For the three months ended March 31, 2016 and 2015, interest expense was approximately $2.8 million and $1.9 million, respectively. The increase in interest expense is primarily attributable to the recognition of unrealized losses in determining the fair value of our interest rate swap agreements.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2016	2015
BOSTCO	$1,392	$1,781
Frontera	458	275
Total earnings from investments in unconsolidated affiliates	$1,850	$2,056

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2016	2015
BOSTCO	$2,125	$—
Frontera	100	—
Additional capital investments in unconsolidated affiliates	$2,225	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2016	2015
BOSTCO	$3,634	$3,134
Frontera	501	508
Cash distributions received from unconsolidated affiliates	$4,135	$3,642

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

Our capital expenditures for the three months ended March 31, 2016 were approximately $9.5 million for terminal and pipeline facilities and assets to support these facilities. Management and the board of directors of our general partner have approved additional investments and expansion projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the second quarter of 2017. At March 31, 2016, the remaining expenditures to complete the approved projects are estimated to be approximately $70 million, which primarily includes the construction costs associated with approximately 2.0 million barrels that is under construction at our Collins/Purvis bulk storage terminal. We expect to fund our future investment and expansion expenditures with additional borrowings under our credit facility.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $438.8 million at March 31, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2016, our outstanding borrowings under the credit facility were $264.1 million.

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

					Twelve months
	Three months ended				ended
	June 30,	September, 30	December, 31	March 31,	March 31,
	2015	2015	2015	2016	2016
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$21,612	$23,252	$23,432	$24,082	$92,378
Consolidated funded indebtedness					$264,100
Total leverage ratio					2.86	x
Consolidated EBITDA for the interest coverage ratio	$21,612	$23,252	$23,432	$24,082	$92,378
Consolidated interest expense, as stipulated in the credit facility (1)	$2,002	$1,737	$1,864	$1,998	$7,601
Interest coverage ratio					12.15	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$21,612	$23,252	$23,432	$24,082	$92,378
Consolidated interest expense	(1,943)	(2,198)	(1,313)	(2,792)	(8,246)
Unrealized loss (gain) on derivative instruments	(59)	461	(551)	794	645
Amortization of deferred revenue	(258)	(437)	(264)	(198)	(1,157)
Change in operating assets and liabilities	(205)	7,696	(1,794)	(1,643)	4,054
Cash flows provided by operating activities	$19,147	$28,774	$19,510	$20,243	$87,674

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 10, 2016, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2016, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At March 31, 2016, we had outstanding borrowings of $264.1 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2016, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.4 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we agreed to rebate to our customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the three months ended March 31, 2016 and 2015, we sold approximately 31,280 and 27,260 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $44 and $67 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1 Note 16 to our consolidated financial statements entitled “Legal Proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

The following risk factors, discussed in more detail below and in “Item 1A. Risk Factors,” in our Annual Report on Form 10‑K, filed on March 10, 2016, are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•	whether we are able to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;
•

Gulf TLP Holdings, LLC, a wholly-owned subsidiary of ArcLight Energy Partners Fund VI, L.P., controls our general partner, which has sole responsibility for conducting our business and managing our operations. ArcLight and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

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
•

NGL Energy Operating will continue to employ the officers and employees that provide services to us under the provisions of a transition services agreement entered into in connection with the ArcLight acquisition of our general partner and NGL has conflicts of interest with us and limited duties to us, which may permit it to favor its own interests to our detriment while the transition services agreement is operative;

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

•	the control of our general partner being transferred to a third party without our consent or unitholder consent;
•	we may have to refinance our existing debt in unfavorable market conditions;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	our shared pollution insurance policies with TransMontaigne LLC may limit or extinguish the coverage available to us;
•	cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;

•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;
•	cost reimbursements, which are determined by our general partner, and fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without your approval would dilute your existing ownership interest;
•	the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;
•	our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;
•	our inability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;
•	the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;
•	unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;
•	investment in common partnership units by tax‑exempt entities and non‑United States persons raises tax issues unique to them;
•	unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and
•	the sale or exchange of 50% or more of our capital and profits interests within a 12‑month period would result in a deemed technical termination of our partnership for income tax purposes.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10‑K for the year ended December 31, 2015, filed on March 10, 2016.

ITEM 6.  EXHIBITS

Exhibit number	Description of exhibits

10.1

Consent Under and Sixth Amendment to the Second Amended and Restated Senior Secured Credit Facility, dated January 29, 2016, among TransMontaigne Operating Company L.P., as Borrower, TransMontaigne Partners L.P. and certain of its subsidiaries, as Guarantors, the financial institutions party thereto as lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on February 2, 2016).

10.2

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

10.3

TLP Management Services LLC 2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.4

Form of the 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.5

TLP Management Services LLC Savings and Retention Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.6

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 5, 2016	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
10.1

Consent Under and Sixth Amendment to the Second Amended and Restated Senior Secured Credit Facility, dated January 29, 2016, among TransMontaigne Operating Company L.P., as Borrower, TransMontaigne Partners L.P. and certain of its subsidiaries, as Guarantors, the financial institutions party thereto as lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on February 2, 2016).

10.2

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

10.3

TLP Management Services LLC 2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.4

Form of the 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.5

TLP Management Services LLC Savings and Retention Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.6

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.