Form 10-Q
period 2016-06-30
TransMontaigne Partners L.P.
filed 2016-08-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were 16,132,298 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2016 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2015, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 10, 2016 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2016:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$28	$681
Trade accounts receivable, net	6,972	5,973
Due from affiliates	516	1,080
Other current assets	2,415	2,410
Total current assets	9,931	10,144
Property, plant and equipment, net	399,676	388,423
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	244,699	246,700
Other assets, net	2,913	2,935
	$665,704	$656,687
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$5,729	$10,874
Due to affiliates	107	—
Accrued liabilities	14,361	11,111
Total current liabilities	20,197	21,985
Other liabilities	3,511	2,731
Long-term debt	268,000	248,000
Total liabilities	291,708	272,716
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,132,298 units issued and outstanding at June 30, 2016 and 16,124,566 units issued and outstanding at December 31, 2015)	321,576	326,224
General partner interest (2% interest with 329,231 equivalent units outstanding at June 30, 2016 and 329,073 equivalent units outstanding at December 31, 2015)	52,420	57,747
Total partners’ equity	373,996	383,971
	$665,704	$656,687

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
External customers	$39,970	$26,754	$76,242	$52,053
Affiliates	1,166	10,280	5,520	22,878
Total revenue	41,136	37,034	81,762	74,931
Operating costs and expenses and other:
Direct operating costs and expenses	(17,703)	(15,872)	(33,609)	(30,826)
Direct general and administrative expenses	(604)	(672)	(2,161)	(1,693)
Allocated general and administrative expenses	(2,842)	(2,802)	(5,683)	(5,605)
Allocated insurance expense	(912)	(934)	(1,807)	(1,868)
Reimbursement of bonus awards expense	(258)	(539)	(1,893)	(1,064)
Depreciation and amortization	(8,064)	(7,476)	(15,999)	(14,813)
Earnings from unconsolidated affiliates	2,130	5,517	3,980	7,573
Total operating costs and expenses and other	(28,253)	(22,778)	(57,172)	(48,296)
Operating income	12,883	14,256	24,590	26,635
Other expenses:
Interest expense	(2,368)	(1,943)	(5,160)	(3,885)
Amortization of deferred financing costs	(205)	(125)	(410)	(440)
Total other expenses	(2,573)	(2,068)	(5,570)	(4,325)
Net earnings	10,310	12,188	19,020	22,310
Less—earnings allocable to general partner interest including incentive distribution rights	(2,242)	(1,893)	(4,298)	(3,743)
Net earnings allocable to limited partners	$8,068	$10,295	$14,722	$18,567
Net earnings per limited partner unit—basic	$0.50	$0.64	$0.91	$1.15
Net earnings per limited partner unit—diluted	$0.50	$0.64	$0.91	$1.15

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2015 and six months ended June 30, 2016

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2014	$333,619	$57,846	$391,465
Distributions to unitholders	(42,897)	(7,605)	(50,502)
Equity-based compensation	1,411	—	1,411
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for year ended December 31, 2015	34,183	7,506	41,689
Balance December 31, 2015	326,224	57,747	383,971
Distributions to unitholders	(21,783)	(4,124)	(25,907)
Equity-based compensation	2,413	—	2,413
Issuance of 15,750 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	5	5
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for six months ended June 30, 2016	14,722	4,298	19,020
Balance June 30, 2016	$321,576	$52,420	$373,996

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net earnings	$10,310	$12,188	$19,020	$22,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,064	7,476	15,999	14,813
Earnings from unconsolidated affiliates	(2,130)	(5,517)	(3,980)	(7,573)
Distributions from unconsolidated affiliates	4,071	4,310	8,206	7,952
Equity-based compensation	258	1,087	2,413	1,110
Amortization of deferred financing costs	205	125	410	440
Amortization of deferred revenue	(122)	(258)	(320)	(567)
Unrealized loss (gain) on derivative instruments	341	(59)	1,135	90
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	236	(1,286)	(999)	(688)
Due from affiliates	164	342	564	464
Other current assets	(18)	393	(5)	686
Amounts due under long-term terminaling services agreements, net	(25)	298	(72)	339
Trade accounts payable	(862)	(588)	(1,836)	(1,991)
Due to affiliates	107	115	107	115
Accrued liabilities	3,050	521	3,250	1,696
Net cash provided by operating activities	23,649	19,147	43,892	39,196
Cash flows from investing activities:
Acquisition of terminal assets	—	—	(12,000)	—
Investments in unconsolidated affiliates	—	—	(2,225)	—
Capital expenditures	(14,483)	(9,010)	(23,966)	(15,754)
Net cash used in investing activities	(14,483)	(9,010)	(38,191)	(15,754)
Cash flows from financing activities:
Borrowings of debt under credit facility	46,400	17,200	104,800	38,000
Repayments of debt under credit facility	(42,500)	(10,200)	(84,800)	(33,000)
Deferred issuance costs	(57)	(364)	(452)	(1,361)
Distributions paid to unitholders	(13,115)	(12,623)	(25,907)	(25,247)
Purchase of common units by our long-term incentive plan	—	(22)	—	(92)
Contribution of cash by TransMontaigne GP	—	—	5	—
Net cash used in financing activities	(9,272)	(6,009)	(6,354)	(21,700)
Increase (decrease) in cash and cash equivalents	(106)	4,128	(653)	1,742
Cash and cash equivalents at beginning of period	134	918	681	3,304
Cash and cash equivalents at end of period	$28	$5,046	$28	$5,046
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,872	$1,910	$3,999	$3,525
Property, plant and equipment acquired with accounts payable	$2,657	$1,669	$2,657	$1,669

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners L.P. (“we,” “us,” “our,” “the Partnership”) was formed in February 2005 as a Delaware limited partnership. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast.

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2016 and December 31, 2015 and our results of operations for the three and six months ended June 30, 2016 and 2015.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2016 and 2015, we recognized revenue of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

$1.2 million and $2.2 million, respectively, for net product gained. Within these amounts, approximately $nil and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2016 and 2015, we recognized revenue of approximately $2.6 million and $4.0 million, respectively, for net product gained. Within these amounts, approximately $0.3 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

In connection with our previous acquisitions of certain terminals from TransMontaigne LLC, TransMontaigne LLC has agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals (see Note 2 of Notes to consolidated financial statements).

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

(i) Equity based compensation

Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the measurement‑date fair value of the award. That cost is recognized during the period services are provided in exchange for the award (see Note 14 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Note 11 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

At June 30, 2016 and December 31, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million and $75.0 million, respectively. Our derivative instruments at June 30, 2016 expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Under the omnibus agreement we pay the owner of TransMontaigne GP an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee paid for both the three months ended June 30, 2016 and 2015 was approximately $2.8 million. For the six months ended June 30, 2016 and 2015, the administrative fee paid was approximately $5.7 million and $5.6 million, respectively. If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP an insurance reimbursement for insurance policies purchased on our behalf to cover our facilities and operations. For both the three months ended June 30, 2016 and 2015, the insurance reimbursement paid was approximately $0.9 million. For the six months ended June 30, 2016 and 2015, the insurance reimbursement paid was approximately $1.8 million and $1.9 million, respectively. We also reimburse the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the three months ended June 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $1.9 million and $1.1 million, respectively.

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

Under this agreement, NGL was obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $6.7 million for each of the three months ended June 30, 2016 and 2015 and $13.4 million for each of the six months ended June 30, 2016 and 2015. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

Under this agreement, we agreed to rebate NGL 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. The proceeds from the sale of product gains at our Southeast terminals did not exceed $4.2 million for the year ended December 31, 2015, nor are they expected to exceed this amount for the year ending December 31, 2016. Accordingly, we have not accrued a liability for a rebate at June 30, 2016 or December 31, 2015.

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

Terminaling services agreement—Florida terminals. On October 31, 2014, NGL provided us the required 18 months’ prior notice that it would terminate its remaining obligations under the Florida terminaling services agreement effective April 30, 2016, which constitutes NGL’s light oil terminaling capacity for approximately 1.1 million barrels at our Port Everglades North, Florida terminal. On April 30, 2016, NGL amended the agreement to retain approximately 0.1 million barrels of this capacity. As of July 15, 2016 we have re-contracted the remaining capacity to third party customers at similar rates charged to NGL.

Under this agreement, NGL was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $0.2 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in Frontera Brownsville LLC joint venture, or “Frontera”. We have agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.2 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(3) ACQUISITION OF TERMINAL ASSETS

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. The hydrant system encompasses a system for fueling cruise ships and is currently under contract with one of our existing terminal customers for approximately three more years. The acquisition of the hydrant system from TransMontaigne LLC has been recorded at the carryover basis in a manner similar to a reorganization of entities under common control. As TransMontaigne LLC controlled our general partner on the acquisition date, the difference between the consideration we paid to TransMontaigne LLC and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statement of partners’ equity as a decrease to the general partner’s interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not considered material to our consolidated financial statements we did not recast prior period consolidated financial statements.

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

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Trade accounts receivable	$7,191	$6,448
Less allowance for doubtful accounts	(219)	(475)
	$6,972	$5,973

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	June 30,
	2016	2015
NGL Energy Partners LP	21%	25%
Castleton Commodities International LLC	14%	—%
RaceTrac Petroleum Inc.	12%	11%
Morgan Stanley Capital Group	—%	12%

On October 27, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its terminaling services agreements with us to Castleton Commodities International LLC.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Amounts due from insurance companies	$849	$774
Additive detergent	1,221	1,411
Deposits and other assets	345	225
	$2,415	$2,410

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At both June 30, 2016 and December 31, 2015, we have recognized amounts due from insurance companies of approximately $0.8 million, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2016, we received reimbursements from insurance companies of approximately $0.3 million. During the six months ended June 30, 2016, we increased our estimate of probable future insurance recoveries by approximately $0.4 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Land	$53,079	$53,079
Terminals, pipelines and equipment	609,129	595,883
Furniture, fixtures and equipment	4,040	2,665
Construction in progress	21,675	8,704
	687,923	660,331
Less accumulated depreciation	(288,247)	(271,908)
	$399,676	$388,423

(7) GOODWILL

Goodwill is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Brownsville terminals	$8,485	$8,485

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

At June 30, 2016 and December 31, 2015, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the six months ended June 30, 2016 or during

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

the year ended December 31, 2015 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2016 and December 31, 2015, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
BOSTCO	42.5%	42.5%	$221,307	$223,214
Frontera	50%	50%	23,392	23,486
Total investments in unconsolidated affiliates			$244,699	$246,700

At June 30, 2016 and December 31, 2015, our investment in BOSTCO includes approximately $7.3 million and $7.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
BOSTCO	$1,517	$4,793	$2,909	$6,574
Frontera	613	724	1,071	999
Total earnings from investments in unconsolidated affiliates	$2,130	$5,517	$3,980	$7,573

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
BOSTCO	$—	$—	$2,125	$—
Frontera	—	—	100	—
Additional capital investments in unconsolidated affiliates	$—	$—	$2,225	$—

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
BOSTCO	$3,307	$3,674	$6,941	$6,808
Frontera	764	636	1,265	1,144
Cash distributions received from unconsolidated affiliates	$4,071	$4,310	$8,206	$7,952

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Current assets	$18,822	$21,079	$4,975	$4,156
Long-term assets	492,583	500,982	43,064	44,194
Current liabilities	(7,947)	(15,064)	(1,255)	(1,376)
Net assets	$503,458	$506,997	$46,784	$46,974

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$16,192	$22,967	$4,233	$4,251
Expenses	(12,240)	(11,157)	(3,007)	(2,803)
Net earnings	$3,952	$11,810	$1,226	$1,448

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$32,874	$38,854	$8,376	$7,891
Expenses	(24,490)	(22,624)	(6,234)	(5,893)
Net earnings	$8,384	$16,230	$2,142	$1,998

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Amounts due under long-term terminaling services agreements:
External customers	$616	$12
Affiliates	—	567
	616	579
Deferred financing costs, net of accumulated amortization of $4,462 and $4,052, respectively	1,705	1,721
Customer relationships, net of accumulated amortization of $1,991 and $1,890, respectively	439	540
Deposits and other assets	153	95
	$2,913	$2,935

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At both June 30, 2016 and December 31, 2015, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.6 million.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Customer advances and deposits:
External customers	$8,148	$4,925
Affiliates	—	2,352
	8,148	7,277
Accrued property taxes	2,582	1,019
Accrued environmental obligations	1,137	1,047
Interest payable	184	141
Accrued expenses and other	2,310	1,627
	$14,361	$11,111

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2016 and December 31, 2015, we have billed and collected from certain of our customers approximately $8.1 million and $7.3 million, respectively, in advance of the terminaling services being provided.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued environmental obligations.  At June 30, 2016 and December 31, 2015, we have accrued environmental obligations of approximately $1.1 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2016, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the six months ended June 30, 2016, we increased   our estimate of our future environmental remediation costs by approximately $0.4 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Advance payments received under long-term terminaling services agreements	$545	$580
Deferred revenue—ethanol blending fees and other projects	1,831	2,151
Unrealized loss on derivative instruments	1,135	—
	$3,511	$2,731

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2016 and December 31, 2015, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At June 30, 2016 and December 31, 2015, we have unamortized deferred revenue of approximately $1.8 million and $2.2 million, respectively, for completed projects. During the three months ended June 30, 2016 and 2015, we recognized revenue on a straight‑line basis of approximately $0.1 million and $0.3 million, respectively, for completed projects. During the six months ended June 30, 2016 and 2015, we recognized revenue on a straight‑line basis of approximately $0.3 million and $0.6 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. At June 30, 2016, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $446.1 million at June 30, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended June 30, 2016 and 2015, the weighted average interest rate on borrowings under the credit facility was approximately 3.2% and 2.9%, respectively. For the six months ended June 30, 2016 and 2015, the weighted average interest rate on borrowings under the credit facility was approximately 3.1% and 2.8%, respectively. At June 30, 2016 and December 31, 2015, our outstanding borrowings under the credit facility were $268.0 million and $248.0 million, respectively. At June 30, 2016 and December 31, 2015, our outstanding letters of credit were $0.4 million and $nil, respectively.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2015	16,124,566	329,073
Issuance of common units by our long-term incentive plan due to vesting of restricted phantom units	7,732	—
TransMontaigne GP to maintain its 2% general partner interest	—	158
Units outstanding at June 30, 2016	16,132,298	329,231

At June 30, 2016 and December 31, 2015, common units outstanding include nil and 8,018 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units.

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. Prior to February 1, 2016, TransMontaigne GP was a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL. TransMontaigne Services LLC, which is a wholly owned subsidiary of TransMontaigne LLC, had a long‑term incentive plan and a savings and retention plan to compensate through incentive bonus awards certain employees and independent directors of our general partner who provided services with respect to the business of our general partner.

Long-term incentive plan.  On February 26, 2016, the board of our general partner approved the TLP Management Services LLC 2016 long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan, subject to the approval of our unitholders. TLP Management Services LLC is a wholly owned indirect subsidiary of ArcLight. On July 12, 2016, we held a special meeting of unitholders to vote to approve the 2016 long-term incentive plan. All unitholders as of close of business on the record date of May 31, 2016 were entitled to receive notice of the special meeting and to vote the common units they held on the record date at the special meeting. Based on the results of the voting, the 2016 long-term incentive plan was approved by our unitholders.

The 2016 long-term incentive plan operates in a manner similar to the TransMontaigne Services LLC long-term incentive plan used previously. The 2016 long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the 2016 long-term incentive plan are expected to be registered pursuant to a registration statement on Form S-8.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The 2016 long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is primarily used for grants of restricted phantom units to the independent directors of our general partner. The grants to the independent directors of our general partner have historically vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards is subject to forfeiture until the vesting date, but recipients have distribution and voting rights from the date of the grant.

In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, all of the restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units.

TransMontaigne GP had historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015. Future grants of restricted phantom units under the 2016 long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to a registration statement on Form S-8.

Activity under the long-term incentive plan for the six months ended June 30, 2016 is as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at December 31, 2015	15,750
Vesting on February 1, 2016	(15,750)	$30.41
Restricted phantom units outstanding at June 30, 2016	—

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award with the costs being accelerated upon the occurrence of accelerated vesting events, such as a change in control of our general partner. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units. For awards to the independent directors of our general partner, equity‑based compensation of approximately $520,000 and $46,000 is included in direct general and administrative expenses for the six months ended June 30, 2016 and 2015, respectively

Savings and retention plan.  On February 26, 2016, the board of our general partner unanimously approved the new TLP Management Services LLC savings and retention plan for employees who provide services with respect to our business. This plan is intended to constitute a program under, and be subject to, the TLP Management Services LLC 2016 long-term incentive plan described above. The new savings and retention plan was used for incentive bonus awards in March 2016 and will be used going forward. The new savings and retention plan operates in a manner substantially similar to the TransMontaigne Services LLC savings and retention plan used previously.

Under the omnibus agreement, we have agreed to reimburse TLP Management Services LLC with respect to awards under the new savings and retention plan in a similar manner as applied to the 2015 and prior years’ incentive bonus awards. We have agreed to reimburse TLP Management Services LLC for a portion of the incentive bonus awards made by TLP Management Services LLC under the savings and retention plan to key employees that provide corporate and support services to us, provided the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. In accordance with the omnibus agreement, the value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Ownership in the restricted phantom units under the savings and retention plan is subject to forfeiture until the vesting date, but recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

on each of our outstanding common units. Recipients of restricted phantom units under the savings and retention plan do not have voting rights.

The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested and payable as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Partnership, our general partner or TLP Management Services LLC, as specified in the plan.

A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TLP Management Services LLC or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of TLP Management Services LLC or any of its affiliates or predecessors. For the awards granted under the plan in March 2016, the Chief Executive Officer and Chief Operating Officer of our general partner have each satisfied the age and length of service thresholds of the plan.

Effective April 13, 2015 and beginning with the 2015 incentive bonus award, under the omnibus agreement we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the savings and retention plan or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Our reimbursement for the 2015 and 2016 incentive bonus awards is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the 2015 and 2016 incentive bonus awards in our common units, and accordingly, effective April 13, 2015, we began accounting for the 2015 incentive bonus award as an equity award. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards through monthly cash payments to the savings and retention plan over the first year that each applicable award was granted.

For certain senior level employees, including the executive officers of our general partner, all prior grants under the TransMontaigne Services LLC savings and retention plan vested upon the change in control of our general partner in the ArcLight acquisition that occurred on February 1, 2016.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under our omnibus agreement, generally accepted accounting principles require us to classify the savings and retention plan awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the three months ended June 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $1.9 million and $1.1 million, respectively.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Activity related to our equity based awards granted to the savings and retention plan for services performed under the omnibus agreement for the six months ended June 30, 2016 is as follows:

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2015	30,203	30,616
Vesting of units on February 1, 2016	19,372	(19,372)	$30.41
Unit accrual for distributions paid on February 8, 2016	1,132	257	$29.34
Grant on March 2, 2016	31,022	28,945	$34.23
Unit accrual for distributions paid on May 9, 2016	1,415	700	$39.28
Vesting of units on June 13, 2016	582	(582)	$38.68
Restricted phantom units outstanding at June 30, 2016	83,726	40,564

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$10,310	$12,188	$19,020	$22,310
Less:
Distributions payable on behalf of incentive distribution rights	(2,078)	(1,682)	(3,998)	(3,364)
Distributions payable on behalf of general partner interest	(227)	(219)	(451)	(438)
Earnings allocable to general partner interest less than distributions payable to general partner interest	63	8	151	59
Earnings allocable to general partner interest including incentive distribution rights	(2,242)	(1,893)	(4,298)	(3,743)
Net earnings allocable to limited partners per the consolidated statements of operations	$8,068	$10,295	$14,722	$18,567
Less distributions payable for unvested long-term incentive plan grants	—	(6)	—	(12)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$8,068	$10,289	$14,722	$18,555
Basic weighted average units	16,215	16,148	16,198	16,136
Diluted weighted average units	16,226	16,152	16,210	16,138
Net earnings per limited partner unit—basic	$0.50	$0.64	$0.91	$1.15
Net earnings per limited partner unit—diluted	$0.50	$0.64	$0.91	$1.15

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At June 30, 2016, we have contractual commitments of approximately $20.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At June 30, 2016, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2016 (remainder of the year)	$1,916
2017	3,120
2018	738
2019	725
2020	572
Thereafter	4,107
$11,178

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $0.3 million in future periods.

Rental expense under operating leases was approximately $0.9 million for both the three months ended June 30, 2016 and 2015. Rental expense under operating leases was approximately $1.7 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

Legal proceedings. We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. While the ultimate impact of any proceedings cannot be predicted with certainty, our management believes that the resolution of any of our pending legal proceedings will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2016 and December 31, 2015.

Cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Gulf Coast Terminals:
Terminaling services fees	$11,332	$9,783	$22,699	$20,461
Other	2,094	2,259	4,330	4,257
Revenue	13,426	12,042	27,029	24,718
Direct operating costs and expenses	(5,511)	(4,489)	(10,737)	(8,895)
Net margins	7,915	7,553	16,292	15,823
Midwest Terminals and Pipeline System:
Terminaling services fees	2,043	1,991	4,220	4,093
Pipeline transportation fees	433	414	866	828
Other	211	286	497	513
Revenue	2,687	2,691	5,583	5,434
Direct operating costs and expenses	(882)	(802)	(1,564)	(1,480)
Net margins	1,805	1,889	4,019	3,954
Brownsville Terminals:
Terminaling services fees	2,073	2,067	4,228	3,883
Pipeline transportation fees	1,460	1,322	2,468	2,504
Other	3,012	3,254	7,542	7,216
Revenue	6,545	6,643	14,238	13,603
Direct operating costs and expenses	(3,468)	(3,060)	(6,169)	(6,210)
Net margins	3,077	3,583	8,069	7,393
River Terminals:
Terminaling services fees	2,316	2,296	4,462	4,553
Other	2,141	178	2,338	433
Revenue	4,457	2,474	6,800	4,986
Direct operating costs and expenses	(2,234)	(1,814)	(4,281)	(3,357)
Net margins	2,223	660	2,519	1,629
Southeast Terminals:
Terminaling services fees	13,320	11,511	26,577	23,268
Other	701	1,673	1,535	2,922
Revenue	14,021	13,184	28,112	26,190
Direct operating costs and expenses	(5,608)	(5,707)	(10,858)	(10,884)
Net margins	8,413	7,477	17,254	15,306
Total net margins	23,433	21,162	48,153	44,105
Direct general and administrative expenses	(604)	(672)	(2,161)	(1,693)
Allocated general and administrative expenses	(2,842)	(2,802)	(5,683)	(5,605)
Allocated insurance expense	(912)	(934)	(1,807)	(1,868)
Reimbursement of bonus awards expense	(258)	(539)	(1,893)	(1,064)
Depreciation and amortization	(8,064)	(7,476)	(15,999)	(14,813)
Earnings from unconsolidated affiliates	2,130	5,517	3,980	7,573
Operating income	12,883	14,256	24,590	26,635
Other expenses	(2,573)	(2,068)	(5,570)	(4,325)
Net earnings	$10,310	$12,188	$19,020	$22,310

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,426	$2,687	$5,379	$4,457	$14,021	$39,970
Frontera	—	—	1,166	—	—	1,166
Revenue	$13,426	$2,687	$6,545	$4,457	$14,021	$41,136
Capital expenditures	$2,609	$170	$377	$617	$10,710	$14,483
Identifiable assets	$125,073	$22,415	$44,914	$53,612	$172,741	$418,755
Cash and cash equivalents						28
Investments in unconsolidated affiliates						244,699
Deferred financing costs						1,705
Other						517
Total assets						$665,704

	Three months ended June 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$10,959	$2,691	$5,633	$2,357	$5,114	$26,754
NGL Energy Partners LP	1,083	—	—	117	8,070	9,270
Frontera	—	—	1,010	—	—	1,010
Revenue	$12,042	$2,691	$6,643	$2,474	$13,184	$37,034
Capital expenditures	$3,745	$260	$1,274	$1,715	$2,016	$9,010

	Six months ended June 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$26,905	$5,583	$11,679	$6,800	$25,275	$76,242
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	2,559	—	—	2,559
Revenue	$27,029	$5,583	$14,238	$6,800	$28,112	$81,762
Capital expenditures	$3,429	$431	$633	$1,356	$18,117	$23,966

	Six months ended June 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$20,879	$5,434	$11,406	$4,752	$9,582	$52,053
NGL Energy Partners LP	3,839	—	10	234	16,608	20,691
Frontera	—	—	2,187	—	—	2,187
Revenue	$24,718	$5,434	$13,603	$4,986	$26,190	$74,931
Capital expenditures	$6,984	$697	$2,267	$3,043	$2,763	$15,754

r

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(19) SUBSEQUENT EVENT

On July18, 2016, we announced a distribution of $0.69 per unit for the period from April 1, 2016 through June 30, 2016. This distribution was paid on August 8, 2016 to unitholders of record on July 29, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Third consecutive increase in quarterly distribution.  On July 18, 2016, we announced a quarterly distribution of $0.69 per unit for the three months ended June 30, 2016. This $0.01 increase over the previous quarter reflects the third consecutive increase in our distribution, and since the acquisition of our general partner on February 1, 2016 by an affiliate of ArcLight Capital Partners, we have increased our quarterly distribution at an annual rate of 6%. The distribution was paid on August 8, 2016 to unitholders of record on July 29, 2016.

Expansion of the Collins/Purvis bulk storage terminal.  As previously announced, we have entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new product storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. The revenue associated with these agreements will come on-line upon completion of the construction of the new tank capacity, which we expect to occur during the fourth quarter of 2016 through the second quarter of 2017. The anticipated cost of the new storage capacity is approximately $75 million, with expected annual cash returns in the high-teens. We began construction on the project in the first quarter of 2016 and have spent approximately $16.6 million as of June 30, 2016. Our Collins/Purvis terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 3.4 million barrels, which does not include the approximately 2.0 million barrels that is under construction. We also have begun the process of permitting another 5.0 million barrels of additional new capacity and are discussing this possible future capacity with several potential customers.

Changes in the board of directors and committees thereof.    On July 21, 2016, Robert A. Burk and Lawrence C. Ross resigned from the board of directors of our general partner. Mr. Burk served as the chairman of the conflicts committee and as a member of the audit and compensation committees of our general partner. Mr. Ross served as the chairman of the compensation committee and as a member of the audit and conflicts committees of our general partner.  Mr. Burk and Mr. Ross were each appointed to the board in September 2014 following the acquisition of our general partner by NGL Energy Partners L.P. In their respective letters of resignation, Mr. Burk and Mr. Ross each confirmed that there are no disagreements between such person and the other members of the board regarding the operations, policies or practices of the board, the general partner or the Partnership.

On July 21, 2016, the board of our general partner appointed Jay A. Wiese and Barry E. Welch to serve as independent members of our board of our general partner. Mr. Wiese was elected to serve as the chairman of the compensation committee of our general partner and as a member of the audit and conflicts committees of our general partner. Mr. Welch was elected to serve as the chairman of the conflicts committee of our general partner and as a member of the audit and compensation committees of our general partner. The board of directors of our general partner determined that each of Messrs. Wiese and Welch qualifies as an independent director under the applicable listing standards of the New York Stock Exchange.  Steven A. Blank continues to serve as an independent member of the board of our general partner, as the chairman of the audit committee and as a member of the compensation and conflicts committees of our general partner.

Commercial re-contracting activity.  Effective July 1, 2016, we re-contracted for an additional five years a significant portion of our River terminals’ capacity to an existing third-party customer. The new agreement is for similar capacity, contains higher rates and is anticipated to generate additional minimum throughput revenue in excess of $1.6 million annually.

During June and July 2016, we contracted approximately 500,000 barrels of available capacity at our Port Manatee, Florida terminal to various third-party customers for terms that range between eight months to two years. The majority of this capacity had been uncontracted since May 2014, with the remaining capacity uncontracted since October 2015. With the addition of these new agreements, approximately 100% of our Gulf Coast terminals are now under contract with third-party customers.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2016 AND 2015

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2016	2015
Terminaling services fees	$31,084	$27,648
Pipeline transportation fees	1,893	1,736
Management fees and reimbursed costs	2,003	1,822
Other	6,156	5,828
Revenue	$41,136	$37,034

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$13,426	$12,042
Midwest terminals and pipeline system	2,687	2,691
Brownsville terminals	6,545	6,643
River terminals	4,457	2,474
Southeast terminals	14,021	13,184
Revenue	$41,136	$37,034

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

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$11,332	$9,783
Midwest terminals and pipeline system	2,043	1,991
Brownsville terminals	2,073	2,067
River terminals	2,316	2,296
Southeast terminals	13,320	11,511
Terminaling services fees	$31,084	$27,648

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $1.0 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline during the three months ended June 30, 2015 in order to complete enhancements for a new customer at this facility. The enhanced tankage at Port Manatee became available to the third party customer in July of 2015. The increase in terminaling services fees at our Gulf Coast terminals also includes an increase of approximately $0.3 million resulting from the acquisition of the Port Everglades, Florida hydrant system on January 28, 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $1.2 million resulting from us entering into a new five year agreement with a third party customer for approximately 2.7 million barrels of existing capacity at our Collins/Purvis, Mississippi bulk storage terminal, commencing January 1, 2016. The new agreement replaced the previous agreement we had with the third party customer for this tankage and contains an increase to the minimum throughput fees. The new agreement is anticipated to generate additional minimum throughput revenue in excess of $4.1 million annually.

Included in terminaling services fees for the three months ended June 30, 2016 and 2015 are fees charged to affiliates of approximately $nil and $8.4 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2016	2015
Firm commitments:
External customers	$28,507	$18,109
Affiliates	—	7,600
Total	28,507	25,709
Variable:
External customers	2,577	1,133
Affiliates	—	806
Total	2,577	1,939
Terminaling services fees	$31,084	$27,648

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2016 are as follows (in thousands):

Less than 1 year remaining	$3,647
1 year or more, but less than 3 years remaining	7,507
3 years or more, but less than 5 years remaining	9,685
5 years or more remaining	7,668
Total firm commitments for the three months ended June 30, 2016	$28,507

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	414
Brownsville terminals	1,460	1,322
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,893	$1,736

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$296	$208
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,707	1,614
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$2,003	$1,822

Included in management fees and reimbursed costs for the three months ended June 30, 2016 and 2015 are fees charged to affiliates of approximately $1.2 million and $1.0 million, respectively.

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

Principal Components of Other Revenue

	Three months ended June 30,
	2016	2015
Product gains	$1,204	$2,153
Steam heating fees	613	978
Product transfer services	298	387
Butane blending fees	204	378
Railcar handling	79	150
Other	3,758	1,782
Other revenue	$6,156	$5,828

For the three months ended June 30, 2016 and 2015, we sold approximately 19,420 and 28,300 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $62 and $76 per barrel, respectively.

The change in steam heating fees, product transfer services and railcar handling, includes a decrease of approximately $0.6 million at our Brownsville terminals resulting from a third party customer terminating its agreement at the Brownsville terminals effective February 6, 2016. We are in the process of recontracting the associated storage capacity, but do not expect to earn as much in ancillary services under a new agreement.

The increase in other, included in other revenue, includes an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer.

Included in other revenue for the three months ended June 30, 2016 and 2015 are amounts charged to affiliates of approximately $nil and $0.9 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$1,798	$2,051
Midwest terminals and pipeline system	211	286
Brownsville terminals	1,305	1,640
River terminals	2,141	178
Southeast terminals	701	1,673
Other revenue	$6,156	$5,828

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended June 30,
	2016	2015
Wages and employee benefits	$5,958	$6,070
Utilities and communication charges	1,794	1,856
Repairs and maintenance	4,797	2,948
Office, rentals and property taxes	2,345	2,386
Vehicles and fuel costs	192	247
Environmental compliance costs	635	629
Other	1,982	1,736
Direct operating costs and expenses	$17,703	$15,872

The increase in repairs and maintenance is primarily due to the timing of spend on projects.

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2016	2015
Gulf Coast terminals	$5,511	$4,489
Midwest terminals and pipeline system	882	802
Brownsville terminals	3,468	3,060
River terminals	2,234	1,814
Southeast terminals	5,608	5,707
Direct operating costs and expenses	$17,703	$15,872

Direct general and administrative expenses of our operations primarily include accounting associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $0.6 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively.

Allocated general and administrative expenses include charges for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million for both the three months ended June 30, 2016 and 2015.

Allocated insurance expense includes charges for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile and other insurable risks. The allocated insurance expense was approximately $0.9 million for both the three months ended June 30, 2016 and 2015.

Reimbursement of bonus awards includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $0.3 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $8.1 million and $7.5 million, respectively.

For the three months ended June 30, 2016 and 2015, interest expense was approximately $2.4 million and $1.9 million, respectively. The increase in interest expense is primarily attributable to unrealized losses in determining the fair value of our interest rate swap agreements.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2016	2015
BOSTCO	$1,517	$4,793
Frontera	613	724
Total earnings from investments in unconsolidated affiliates	$2,130	$5,517

Earnings from our investment in BOSTCO includes approximately $3.4 million of our share of a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. BOSTCO has re-contracted the capacity.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

Three months ended June 30,
	2016	2015
BOSTCO	$—	$—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2016	2015
BOSTCO	$3,307	$3,674
Frontera	764	636
Cash distributions received from unconsolidated affiliates	$4,071	$4,310

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2016	2015
Terminaling services fees	$62,186	$56,258
Pipeline transportation fees	3,334	3,332
Management fees and reimbursed costs	4,220	3,754
Other	12,022	11,587
Revenue	$81,762	$74,931

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$27,029	$24,718
Midwest terminals and pipeline system	5,583	5,434
Brownsville terminals	14,238	13,603
River terminals	6,800	4,986
Southeast terminals	28,112	26,190
Revenue	$81,762	$74,931

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

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$22,699	$20,461
Midwest terminals and pipeline system	4,220	4,093
Brownsville terminals	4,228	3,883
River terminals	4,462	4,553
Southeast terminals	26,577	23,268
Terminaling services fees	$62,186	$56,258

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $1.3 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the six months ended June 30, 2015 in order to complete enhancements for a new customer at this facility. The enhanced tankage at Port Manatee became available to the third party customer in July of 2015. The increase in terminaling services fees at our Gulf Coast terminals also includes an increase of approximately $0.7 million resulting from the acquisition of the Port Everglades, Florida hydrant system on January 28, 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $2.3 million resulting from us entering into a new five year agreement with a third party customer for approximately 2.7 million barrels of existing capacity at our Collins/Purvis, Mississippi bulk storage terminal, commencing January 1, 2016. The new agreement replaced the previous agreement we had with the third party customer for this tankage and contains an increase to the minimum throughput fees. The new agreement is anticipated to generate additional minimum throughput revenue in excess of $4.1 million annually.

Included in terminaling services fees for the six months ended June 30, 2016 and 2015 are fees charged to affiliates of approximately $2.6 million and $18.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2016	2015
Firm commitments:
External customers	$54,437	$35,090
Affiliates	2,423	17,176
Total	56,860	52,266
Variable:
External customers	5,066	2,497
Affiliates	260	1,495
Total	5,326	3,992
Terminaling services fees	$62,186	$56,258

The remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2016 are as follows (in thousands):

Less than 1 year remaining	$7,364
1 year or more, but less than 3 years remaining	14,899
3 years or more, but less than 5 years remaining	19,273
5 years or more remaining	15,324
Total firm commitments for the six months ended June 30, 2016	$56,860

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	866	828
Brownsville terminals	2,468	2,504
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$3,334	$3,332

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

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$600	$399
Midwest terminals and pipeline system	—	—
Brownsville terminals	3,620	3,355
River terminals	—	—
Southeast terminals	—	—
Management fees and reimbursed costs	$4,220	$3,754

Included in management fees and reimbursed costs for the six months ended June 30, 2016 and 2015 are fees charged to affiliates of approximately $2.6 million and $2.2 million, respectively.

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

Principal Components of Other Revenue

	Six months ended June 30,
	2016	2015
Product gains	$2,587	$3,978
Steam heating fees	1,447	2,660
Product transfer services	544	742
Butane blending fees	357	387
Railcar handling	160	349
Other	6,927	3,471
Other revenue	$12,022	$11,587

For the six months ended June 30, 2016 and 2015, we sold approximately 50,700 and 55,250 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $51 and $72 per barrel, respectively.

The change in steam heating fees, product transfer services and railcar handling, includes a decrease of approximately $1.9 million at our Brownsville terminals resulting from a third party customer terminating its agreement at the Brownsville terminals effective February 6, 2016. We are in the process of recontracting the associated storage capacity, but do not expect to earn as much in ancillary services under a new agreement.

The increase in other, included in other revenue, includes an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer and an approximately $1.7 million one-time settlement payment to us at our River terminals related to property damage caused by a customer.

Included in other revenue for the six months ended June 30, 2016 and 2015 are amounts charged to affiliates of approximately $0.3 million and $2.0 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$3,730	$3,858
Midwest terminals and pipeline system	497	513
Brownsville terminals	3,922	3,861
River terminals	2,338	433
Southeast terminals	1,535	2,922
Other revenue	$12,022	$11,587

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Six months ended June 30,
	2016	2015
Wages and employee benefits	$11,680	$11,287
Utilities and communication charges	3,849	3,925
Repairs and maintenance	8,113	6,043
Office, rentals and property taxes	4,718	4,699
Vehicles and fuel costs	392	516
Environmental compliance costs	1,239	1,183
Other	3,618	3,173
Direct operating costs and expenses	$33,609	$30,826

The increase in repairs and maintenance is primarily due to the timing of spend on projects.

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2016	2015
Gulf Coast terminals	$10,737	$8,895
Midwest terminals and pipeline system	1,564	1,480
Brownsville terminals	6,169	6,210
River terminals	4,281	3,357
Southeast terminals	10,858	10,884
Direct operating costs and expenses	$33,609	$30,826

Direct general and administrative expenses of our operations primarily include accounting associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $2.2 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in direct general and administrative expenses is primarily attributable to the accelerated vesting of restricted phantom units previously granted to the independent directors under the long-term incentive plan that was triggered upon a change in control in connection with the ArcLight acquisition of our general partner, effective February 1, 2016.

Allocated general and administrative expenses include charges for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $5.7 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively.

Allocated insurance expense includes charges for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile and other insurable risks. The allocated insurance expense was approximately $1.8 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.

Reimbursement of bonus awards includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $1.9 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase in reimbursement of bonus awards expense is primarily attributable to a portion of the 2015 grants vesting upon the change in control in connection with the ArcLight acquisition of our general partner, effective February 1, 2016.

For the six months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $16.0 million and $14.8 million, respectively.

For the six months ended June 30, 2016 and 2015, interest expense was approximately $5.2 million and $3.9 million, respectively. The increase in interest expense is primarily attributable to unrealized losses in determining the fair value of our interest rate swap agreements.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2016	2015
BOSTCO	$2,909	$6,574
Frontera	1,071	999
Total earnings from investments in unconsolidated affiliates	$3,980	$7,573

Earnings from our investment in BOSTCO includes approximately $3.4 million of our share of a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. BOSTCO has re-contracted the capacity.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2016	2015
BOSTCO	$2,125	$—
Frontera	100	—
Additional capital investments in unconsolidated affiliates	$2,225	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2016	2015
BOSTCO	$6,941	$6,808
Frontera	1,265	1,144
Cash distributions received from unconsolidated affiliates	$8,206	$7,952

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. We expect to initially fund any investments, capital projects and future expansion, development and acquisition opportunities with undistributed cash flows from operations and additional borrowings under our credit facility. After initially funding expenditures with borrowings under our credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit facility.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$43,892	$39,196
Net cash used in investing activities	$(38,191)	$(15,754)
Net cash used in by financing activities	$(6,354)	$(21,700)

The increase in net cash provided by operating activities includes an increase of approximately $4.0 million in net margins across our business segments.

The increase in net cash used in investing activities includes an increase of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system and an increase of approximately $8.2 million in capital expenditures, which primarily relates to the ongoing construction of approximately 2.0 million barrels of new product storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the second quarter of 2017. At June 30, 2016, the remaining expenditures to complete the approved projects are estimated to be approximately $60 million, which primarily includes the remaining construction costs for the approximately 2.0 million barrels of new product storage capacity at our Collins/Purvis bulk storage terminal.

The decrease in net cash used in financing activities includes an increase of $15.0 million in net borrowings under our credit facility to help fund the increase in investing activities.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $446.1 million at June 30, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2016, our outstanding borrowings under the credit facility were $268.0 million.

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

					Twelve months
	Three months ended				ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2015	2015	2016	2016	2016
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$23,252	$23,432	$24,082	$23,146	$93,912
Consolidated funded indebtedness					$268,000
Total leverage ratio					2.85	x
Consolidated EBITDA for the interest coverage ratio	$23,252	$23,432	$24,082	$23,146	$93,912
Consolidated interest expense, as stipulated in the credit facility (1)	$1,737	$1,864	$1,998	$2,027	$7,626
Interest coverage ratio					12.31	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$23,252	$23,432	$24,082	$23,146	$93,912
Consolidated interest expense	(2,198)	(1,313)	(2,792)	(2,368)	(8,671)
Unrealized loss (gain) on derivative instruments	461	(551)	794	341	1,045
Amortization of deferred revenue	(437)	(264)	(198)	(122)	(1,021)
Change in operating assets and liabilities	7,696	(1,794)	(1,643)	2,652	6,911
Cash flows provided by operating activities	$28,774	$19,510	$20,243	$23,649	$92,176

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2016, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At June 30, 2016, we had outstanding borrowings of $268.0 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2016, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.4 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the six months ended June 30, 2016 and 2015, we sold approximately 50,700 and 55,250 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $51 and $72 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 9, 2016	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.