Form 10-Q
period 2016-09-30
TransMontaigne Partners L.P.
filed 2016-11-08
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, there were 16,137,199 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2016 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2015, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 10, 2016 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2016:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$441	$681
Trade accounts receivable, net	8,995	5,973
Due from affiliates	1,156	1,080
Other current assets	3,203	2,410
Total current assets	13,795	10,144
Property, plant and equipment, net	408,334	388,423
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	243,202	246,700
Other assets, net	2,975	2,935
	$676,791	$656,687
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$12,631	$10,874
Accrued liabilities	18,287	11,111
Total current liabilities	30,918	21,985
Other liabilities	2,878	2,731
Long-term debt	270,300	248,000
Total liabilities	304,096	272,716
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,133,941 units issued and outstanding at September 30, 2016 and 16,124,566 units issued and outstanding at December 31, 2015)	320,150	326,224
General partner interest (2% interest with 329,264 equivalent units outstanding at September 30, 2016 and 329,073 equivalent units outstanding at December 31, 2015)	52,545	57,747
Total partners’ equity	372,695	383,971
	$676,791	$656,687

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
External customers	$39,328	$27,143	$115,570	$79,196
Affiliates	1,310	10,126	6,830	33,004
Total revenue	40,638	37,269	122,400	112,200
Operating costs and expenses and other:
Direct operating costs and expenses	(17,048)	(16,655)	(50,657)	(47,481)
Direct general and administrative expenses	(764)	(1,117)	(2,925)	(2,810)
Allocated general and administrative expenses	(2,841)	(2,835)	(8,524)	(8,440)
Allocated insurance expense	(969)	(944)	(2,776)	(2,812)
Reimbursement of bonus awards expense	(251)	(121)	(2,144)	(1,185)
Depreciation and amortization	(8,169)	(7,711)	(24,168)	(22,524)
Earnings from unconsolidated affiliates	2,960	2,191	6,940	9,764
Total operating costs and expenses and other	(27,082)	(27,192)	(84,254)	(75,488)
Operating income	13,556	10,077	38,146	36,712
Other expenses:
Interest expense	(1,467)	(2,198)	(6,627)	(6,083)
Amortization of deferred financing costs	(204)	(167)	(614)	(607)
Total other expenses	(1,671)	(2,365)	(7,241)	(6,690)
Net earnings	11,885	7,712	30,905	30,022
Less—earnings allocable to general partner interest including incentive distribution rights	(2,429)	(1,803)	(6,727)	(5,546)
Net earnings allocable to limited partners	$9,456	$5,909	$24,178	$24,476
Net earnings per limited partner unit—basic	$0.58	$0.37	$1.49	$1.52
Net earnings per limited partner unit—diluted	$0.58	$0.37	$1.49	$1.52

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2015 and nine months ended September 30, 2016

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2014	$333,619	$57,846	$391,465
Distributions to unitholders	(42,897)	(7,605)	(50,502)
Equity-based compensation	1,411	—	1,411
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for year ended December 31, 2015	34,183	7,506	41,689
Balance December 31, 2015	326,224	57,747	383,971
Distributions to unitholders	(32,916)	(6,429)	(39,345)
Equity-based compensation	2,664	—	2,664
Issuance of 15,750 common units by our long-term incentive plan due to vesting of restricted phantom units	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	6	6
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for nine months ended September 30, 2016	24,178	6,727	30,905
Balance September 30, 2016	$320,150	$52,545	$372,695

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net earnings	$11,885	$7,712	$30,905	$30,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,169	7,711	24,168	22,524
Earnings from unconsolidated affiliates	(2,960)	(2,191)	(6,940)	(9,764)
Distributions from unconsolidated affiliates	4,457	7,510	12,663	15,462
Equity-based compensation	251	145	2,664	1,255
Amortization of deferred financing costs	204	167	614	607
Amortization of deferred revenue	(108)	(437)	(428)	(1,004)
Unrealized loss (gain) on derivative instruments	(578)	461	557	551
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,950)	1,881	(2,949)	1,193
Due from affiliates	(640)	(55)	(76)	409
Other current assets	(788)	270	(793)	956
Amounts due under long-term terminaling services agreements, net	(121)	388	(193)	727
Utility deposits	11	—	11	—
Trade accounts payable	266	2,274	(1,570)	283
Due to affiliates	(107)	105	—	220
Accrued liabilities	3,926	2,833	7,176	4,529
Net cash provided by operating activities	21,917	28,774	65,809	67,970
Cash flows from investing activities:
Acquisition of terminal assets	—	—	(12,000)	—
Investments in unconsolidated affiliates	—	(4,226)	(2,225)	(4,226)
Capital expenditures	(10,139)	(8,784)	(34,105)	(24,538)
Net cash used in investing activities	(10,139)	(13,010)	(48,330)	(28,764)
Cash flows from financing activities:
Borrowings of debt under credit facility	35,400	26,000	140,200	64,000
Repayments of debt under credit facility	(33,100)	(33,400)	(117,900)	(66,400)
Deferred issuance costs	(228)	5	(680)	(1,356)
Distributions paid to unitholders	(13,438)	(12,624)	(39,345)	(37,871)
Purchase of common units by our long-term incentive plan	—	—	—	(92)
Contribution of cash by TransMontaigne GP	1	—	6	—
Net cash used in financing activities	(11,365)	(20,019)	(17,719)	(41,719)
Increase (decrease) in cash and cash equivalents	413	(4,255)	(240)	(2,513)
Cash and cash equivalents at beginning of period	28	5,046	681	3,304
Cash and cash equivalents at end of period	$441	$791	$441	$791
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,049	$1,760	$6,048	$5,285
Property, plant and equipment acquired with accounts payable	$9,295	$1,415	$9,295	$1,415

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2016 and December 31, 2015 and our results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2016 and 2015, we recognized revenue of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

approximately $1.6 million and $1.9 million, respectively, for net product gained. Within these amounts, approximately $nil and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2016 and 2015, we recognized revenue of approximately $4.2 million and $5.9 million, respectively, for net product gained. Within these amounts, approximately $0.3 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

At September 30, 2016 and December 31, 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million and $75.0 million, respectively. Our derivative instruments at September 30, 2016 expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow through to our unitholders.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal Versus Agent Considerations, as further clarification on principal versus agent considerations. ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and licensing implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, as clarifying guidance on specific narrow scope improvements and practical expedients. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.    On May 27, 2005 we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement has been subsequently amended from time to time. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, we entered into an amendment to the omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings LLC, an ArcLight subsidiary, and to waive the automatic termination that would have occurred at such time as TransMontaigne LLC ceased to control our general partner. The omnibus agreement will continue in effect until the earlier to occur of (i) the owner ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay the owner of TransMontaigne GP an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee paid for both the three months ended September 30, 2016 and 2015 was approximately $2.8 million. For the nine months ended September 30, 2016 and 2015, the administrative fee paid was approximately $8.5 million and $8.4 million, respectively. If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. The administrative fee encompasses the reimbursement of services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP an insurance reimbursement for insurance policies purchased on our behalf to cover our facilities and operations. For the three months ended September 30, 2016 and 2015, the insurance reimbursement paid was approximately $1.0 million and $0.9 million, respectively. For both the nine months ended September 30, 2016 and 2015, the insurance reimbursement paid was approximately $2.8 million. We also reimburse the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Prior to March 1, 2016, under the omnibus agreement we agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention program, provided the compensation committee of our general partner determined that an adequate portion of the incentive bonus awards were indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year could be no less than $1.5 million. Effective April 13, 2015 and for the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. Under the amended and restated omnibus agreement entered into on March 1, 2016, we have agreed to satisfy the incentive bonus awards made to key employees under the savings and retention program, including awards granted in 2016, in either cash or in common units; provided the compensation committee and conflicts committee of our general partner approves the annual awards granted under the plan. For the three months ended September 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $2.1 million and $1.2 million, respectively.

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

Under this agreement, NGL was obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $6.8 million and $6.7 million for the three months ended September 30, 2016 and 2015, respectively, and $20.3 million and $20.2 million for the nine months ended September 30, 2016 and 2015 respectively. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

Under this agreement, we agreed to rebate NGL 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. The proceeds from the sale of product gains at our Southeast terminals did not exceed $4.2 million for the year ended December 31, 2015, nor are they expected to exceed

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

this amount for the year ending December 31, 2016. Accordingly, we have not accrued a liability for a rebate at September 30, 2016 or December 31, 2015.

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

Under this agreement, NGL was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $0.1 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in Frontera Brownsville LLC joint venture, or “Frontera”. We have agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Trade accounts receivable	$9,114	$6,448
Less allowance for doubtful accounts	(119)	(475)
	$8,995	$5,973

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	September 30,
	2016	2015
NGL Energy Partners LP	22%	24%
Castleton Commodities International LLC	15%	—%
RaceTrac Petroleum Inc.	13%	13%
Morgan Stanley Capital Group	—%	13%

On October 27, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its terminaling services agreements with us to Castleton Commodities International LLC.

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Amounts due from insurance companies	$1,756	$774
Additive detergent	1,262	1,411
Deposits and other assets	185	225
	$3,203	$2,410

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2016 and December 31, 2015, we have recognized amounts due from insurance companies of approximately $1.8 million and $0.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2016, we received reimbursements from insurance companies of approximately $0.3 million. During the nine months ended September 30, 2016, we increased our estimate of probable future insurance recoveries by approximately $1.3 million.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Land	$53,079	$53,079
Terminals, pipelines and equipment	613,795	595,883
Furniture, fixtures and equipment	4,100	2,665
Construction in progress	33,127	8,704
	704,101	660,331
Less accumulated depreciation	(295,767)	(271,908)
	$408,334	$388,423

(7) GOODWILL

Goodwill is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Brownsville terminals	$8,485	$8,485

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

At September 30, 2016 and December 31, 2015, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2016 or during the year ended December 31, 2015 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2016 and December 31, 2015, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
BOSTCO	42.5%	42.5%	$219,646	$223,214
Frontera	50%	50%	23,556	23,486
Total investments in unconsolidated affiliates			$243,202	$246,700

At September 30, 2016 and December 31, 2015, our investment in BOSTCO includes approximately $7.3 million and $7.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of BOSTCO.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
BOSTCO	$1,885	$1,670	$4,794	$8,244
Frontera	1,075	521	2,146	1,520
Total earnings from investments in unconsolidated affiliates	$2,960	$2,191	$6,940	$9,764

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
BOSTCO	$—	$4,226	$2,125	$4,226
Frontera	—	—	100	—
Additional capital investments in unconsolidated affiliates	$—	$4,226	$2,225	$4,226

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
BOSTCO	$3,546	$6,555	$10,487	$13,363
Frontera	911	955	2,176	2,099
Cash distributions received from unconsolidated affiliates	$4,457	$7,510	$12,663	$15,462

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Current assets	$21,634	$21,079	$6,089	$4,156
Long-term assets	488,609	500,982	42,505	44,194
Current liabilities	(10,577)	(15,064)	(1,482)	(1,376)
Net assets	$499,666	$506,997	$47,112	$46,974

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$17,033	$15,273	$5,232	$4,227
Expenses	(12,178)	(11,081)	(3,082)	(3,185)
Net earnings	$4,855	$4,192	$2,150	$1,042

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$49,907	$54,127	$13,608	$12,118
Expenses	(36,668)	(33,705)	(9,316)	(9,078)
Net earnings	$13,239	$20,422	$4,292	$3,040

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Amounts due under long-term terminaling services agreements:
External customers	$717	$12
Affiliates	—	567
	717	579
Deferred financing costs, net of accumulated amortization of $4,666 and $4,052, respectively	1,501	1,721
Customer relationships, net of accumulated amortization of $2,042 and $1,890, respectively	388	540
Deposits and other assets	369	95
	$2,975	$2,935

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the term of the respective agreements. At September 30, 2016 and December 31,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

2015, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.7 million and $0.6 million, respectively.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Customer advances and deposits:
External customers	$8,968	$4,925
Affiliates	—	2,352
	8,968	7,277
Accrued property taxes	3,568	1,019
Accrued environmental obligations	2,998	1,047
Interest payable	185	141
Accrued expenses and other	2,568	1,627
	$18,287	$11,111

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2016 and December 31, 2015, we have billed and collected from certain of our customers approximately $9.0 million and $7.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At September 30, 2016 and December 31, 2015, we have accrued environmental obligations of approximately $3.0 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2016, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the nine months ended September 30, 2016, we increased our estimate of our future environmental remediation costs by approximately $2.3 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Advance payments received under long-term terminaling services agreements	$525	$580
Deferred revenue—ethanol blending fees and other projects	1,796	2,151
Unrealized loss on derivative instruments	557	—
	$2,878	$2,731

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2016 and December 31, 2015, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.5 million and $0.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At September 30, 2016 and December 31, 2015, we have unamortized deferred revenue of approximately $1.8 million and $2.2 million, respectively, for completed projects. During the three months ended September 30, 2016 and 2015, we recognized revenue on a straight‑line basis of approximately $0.1 million and $0.4 million, respectively, for completed projects. During the nine months ended September 30, 2016 and 2015, we recognized revenue on a straight‑line basis of approximately $0.4 million and $1.0 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. At September 30, 2016, the credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $447.1 million at September 30, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended September 30, 2016 and 2015, the weighted average interest rate on borrowings under the credit facility was approximately 3.2% and 2.6%, respectively. For the nine months ended September 30, 2016 and 2015, the weighted average interest rate on borrowings under the credit facility was approximately 3.1% and 2.7%, respectively. At September 30, 2016 and December 31, 2015, our outstanding borrowings under the credit facility were $270.3 million and $248.0 million, respectively. At September 30, 2016 and December 31, 2015, our outstanding letters of credit were $0.4 million and $nil, respectively.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission that expires in September 2019. TLP Finance Corp., our 100% owned subsidiary, may act as a co‑issuer of any debt securities issued pursuant to that registration statement. TransMontaigne Partners L.P. has no independent assets or operations. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners L.P. through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and our other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of TransMontaigne Partners L.P. or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of TransMontaigne Partners L.P. or a guarantor represent restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2015	16,124,566	329,073
Issuance of common units by our long-term incentive plan due to vesting of restricted phantom units	7,732	—
Issuance of common units by our savings and retention program	1,643	—
TransMontaigne GP to maintain its 2% general partner interest	—	191
Units outstanding at September 30, 2016	16,133,941	329,264

At September 30, 2016 and December 31, 2015, common units outstanding include nil and 8,018 common units, respectively, held on behalf of TransMontaigne LLC’s long‑term incentive plan. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units.

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. Prior to February 1, 2016, TransMontaigne GP was a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL. TransMontaigne Services LLC, which is a wholly owned subsidiary of TransMontaigne LLC, had a long‑term incentive plan and a savings and retention program to compensate through incentive bonus awards certain employees and independent directors of our general partner who provided services with respect to the business of our general partner.

Long-term incentive plan.    On February 26, 2016, the board of our general partner approved, subject to the approval of our unitholders, the TLP Management Services LLC 2016 long-term incentive plan and the TLP Management Services LLC savings and retention program (discussed further below) which constitutes a program under, and is subject to, the 2016 long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan and the TransMontaigne Services savings and retention program. TLP Management Services LLC is a wholly owned indirect subsidiary of ArcLight. On July 12, 2016, we held a special meeting of unitholders at which time the 2016 long-term incentive plan was approved by our unitholders.

The 2016 long-term incentive plan operates in a manner similar to the TransMontaigne Services LLC long-term incentive plan used previously. The 2016 long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the 2016 long-term incentive plan are registered pursuant to a registration statement on Form S-8.

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

TransMontaigne GP had historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015. Future grants of restricted phantom units under the 2016 long‑term incentive plan are expected to be settled by us through the issuance of common units pursuant to our registration statement on Form S-8.

Activity under the long-term incentive plan for the nine months ended September 30, 2016 is as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at December 31, 2015	15,750
Vesting on February 1, 2016	(15,750)	$30.41
Restricted phantom units outstanding at September 30, 2016	—

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award with the costs being accelerated upon the occurrence of accelerated vesting events, such as a change in control of our general partner. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units. For awards to the independent directors of our general partner, equity‑based compensation of approximately $520,000 and $70,000 is included in direct general and administrative expenses for the nine months ended September 30, 2016 and 2015, respectively

Savings and retention program.  On February 26, 2016, the board of our general partner unanimously approved the new TLP Management Services LLC savings and retention program, subject to the approval of our unitholders, for employees who provide services with respect to our business.  This plan is intended to constitute a program under, and be subject to, the TLP Management Services LLC 2016 long-term incentive plan described above. On July 12, 2016, we held a special meeting of unitholders at which time our unitholders approved the 2016 long-term incentive plan and savings and retention program.  The new savings and retention program was used for incentive bonus awards in March 2016 and is intended to be used for future awards to employees.  The new savings and retention program operates in a manner substantially similar to the TransMontaigne Services LLC savings and retention program used previously.

Ownership in the restricted phantom units under the savings and retention program is subject to forfeiture until the vesting date, but recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us on each of our outstanding common units. Recipients of restricted phantom units under the savings and retention program do not have voting rights.

The purpose of the savings and retention program is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the plan generally become vested and payable as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

employment following a change in control of the Partnership, our general partner or TLP Management Services LLC, as specified in the plan.

A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TLP Management Services LLC or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of TLP Management Services LLC or any of its affiliates or predecessors.

Effective April 13, 2015 and beginning with the 2015 incentive bonus award and continuing under the new savings and retention program, under the omnibus agreement we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Our reimbursement for the 2015 and 2016 incentive bonus awards is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the 2015 and 2016 incentive bonus awards in our common units, and accordingly, effective April 13, 2015, we began accounting for the 2015 incentive bonus award as an equity award. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards through monthly cash payments to the savings and retention program over the first year that each applicable award was granted.

For certain senior level employees, including the executive officers of our general partner, all prior grants under the TransMontaigne Services LLC savings and retention program vested upon the change in control of our general partner as a result of the ArcLight acquisition that occurred on February 1, 2016.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the three months ended September 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2016 and 2015, the expense associated with the reimbursement of incentive bonus awards was approximately $2.1 million and $1.2 million, respectively.

Activity related to our equity based awards granted under the savings and retention program for services performed under the omnibus agreement for the nine months ended September 30, 2016 is as follows:

			NYSE
			closing
	Vested	Unvested	price
Restricted phantom units outstanding at December 31, 2015	30,203	30,616
Vesting of units on February 1, 2016	19,372	(19,372)	$30.41
Unit accrual for distributions paid on February 8, 2016	1,132	257	$29.34
Grant on March 2, 2016	31,022	28,945	$34.23
Unit accrual for distributions paid on May 9, 2016	1,415	700	$39.28
Vesting of units on June 13, 2016	582	(582)	$38.68
Unit accrual for distributions paid on August 8, 2016	1,370	664	$42.18
Issuance of units on September 6, 2016	(1,643)	—	$42.41
Restricted phantom units outstanding at September 30, 2016	83,453	41,228

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$11,885	$7,712	$30,905	$30,022
Less:
Distributions payable on behalf of incentive distribution rights	(2,236)	(1,682)	(6,234)	(5,046)
Distributions payable on behalf of general partner interest	(231)	(219)	(682)	(657)
Earnings allocable to general partner interest less than distributions payable to general partner interest	38	98	189	157
Earnings allocable to general partner interest including incentive distribution rights	(2,429)	(1,803)	(6,727)	(5,546)
Net earnings allocable to limited partners per the consolidated statements of operations	$9,456	$5,909	$24,178	$24,476
Less distributions payable for unvested long-term incentive plan grants	—	(4)	—	(16)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$9,456	$5,905	$24,178	$24,460
Basic weighted average units	16,217	16,144	16,204	16,134
Diluted weighted average units	16,232	16,150	16,221	16,140
Net earnings per limited partner unit—basic	$0.58	$0.37	$1.49	$1.52
Net earnings per limited partner unit—diluted	$0.58	$0.37	$1.49	$1.52

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At September 30, 2016, we have contractual commitments of approximately $23.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At September 30, 2016, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2016 (remainder of the year)	$973
2017	4,033
2018	1,653
2019	1,640
2020	1,487
Thereafter	5,010
$14,796

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.8 million in future periods.

Rental expense under operating leases was approximately $0.9 million for both the three months ended September 30, 2016 and 2015. Rental expense under operating leases was approximately $2.6 million for both the nine months ended September 30, 2016 and 2015.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2016 and December 31, 2015.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Gulf Coast Terminals:
Terminaling services fees	$11,259	$10,844	$33,958	$31,305
Other	3,539	2,202	7,869	6,459
Revenue	14,798	13,046	41,827	37,764
Direct operating costs and expenses	(6,013)	(4,920)	(16,750)	(13,815)
Net margins	8,785	8,126	25,077	23,949
Midwest Terminals and Pipeline System:
Terminaling services fees	2,207	2,206	6,427	6,299
Pipeline transportation fees	433	433	1,299	1,261
Other	200	585	697	1,098
Revenue	2,840	3,224	8,423	8,658
Direct operating costs and expenses	(858)	(871)	(2,422)	(2,351)
Net margins	1,982	2,353	6,001	6,307
Brownsville Terminals:
Terminaling services fees	1,948	2,096	6,176	5,979
Pipeline transportation fees	1,223	1,183	3,691	3,687
Other	2,367	2,827	9,909	10,043
Revenue	5,538	6,106	19,776	19,709
Direct operating costs and expenses	(2,573)	(3,269)	(8,742)	(9,479)
Net margins	2,965	2,837	11,034	10,230
River Terminals:
Terminaling services fees	2,591	2,346	7,053	6,899
Other	221	114	2,559	547
Revenue	2,812	2,460	9,612	7,446
Direct operating costs and expenses	(1,753)	(1,898)	(6,034)	(5,255)
Net margins	1,059	562	3,578	2,191
Southeast Terminals:
Terminaling services fees	13,287	11,521	39,864	34,789
Other	1,363	912	2,898	3,834
Revenue	14,650	12,433	42,762	38,623
Direct operating costs and expenses	(5,851)	(5,697)	(16,709)	(16,581)
Net margins	8,799	6,736	26,053	22,042
Total net margins	23,590	20,614	71,743	64,719
Direct general and administrative expenses	(764)	(1,117)	(2,925)	(2,810)
Allocated general and administrative expenses	(2,841)	(2,835)	(8,524)	(8,440)
Allocated insurance expense	(969)	(944)	(2,776)	(2,812)
Reimbursement of bonus awards expense	(251)	(121)	(2,144)	(1,185)
Depreciation and amortization	(8,169)	(7,711)	(24,168)	(22,524)
Earnings from unconsolidated affiliates	2,960	2,191	6,940	9,764
Operating income	13,556	10,077	38,146	36,712
Other expenses	(1,671)	(2,365)	(7,241)	(6,690)
Net earnings	$11,885	$7,712	$30,905	$30,022

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$14,798	$2,840	$4,228	$2,812	$14,650	$39,328
Frontera	—	—	1,310	—	—	1,310
Revenue	$14,798	$2,840	$5,538	$2,812	$14,650	$40,638
Capital expenditures	$1,465	$145	$126	$209	$8,194	$10,139
Identifiable assets	$127,031	$21,911	$43,630	$52,589	$185,001	$430,162
Cash and cash equivalents						441
Investments in unconsolidated affiliates						243,202
Deferred financing costs						1,501
Other						1,485
Total assets						$676,791

	Three months ended September 30, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$11,980	$3,224	$4,995	$2,343	$4,601	$27,143
NGL Energy Partners LP	1,066	—	—	117	7,832	9,015
Frontera	—	—	1,111	—	—	1,111
Revenue	$13,046	$3,224	$6,106	$2,460	$12,433	$37,269
Capital expenditures	$1,519	$78	$1,188	$832	$5,167	$8,784

	Nine months ended September 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$41,703	$8,423	$15,907	$9,612	$39,925	$115,570
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	3,869	—	—	3,869
Revenue	$41,827	$8,423	$19,776	$9,612	$42,762	$122,400
Capital expenditures	$4,894	$576	$759	$1,565	$26,311	$34,105

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

r

(19) SUBSEQUENT EVENT

On October 17, 2016, we announced a distribution of $0.70 per unit for the period from July 1, 2016 through September 30, 2016. This distribution was paid on November 7, 2016 to unitholders of record on October 31, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Fourth consecutive increase in quarterly distribution.  On October  17, 2016, we announced a quarterly distribution of $0.70 per unit for the three months ended September 30, 2016. This $0.01 increase over the previous quarter reflects the fourth consecutive increase in our distribution and represents annual growth of 5.3% over the prior year. This distribution was paid on November 7, 2016 to unitholders of record on October 31, 2016.

Expansion of the Collins/Purvis bulk storage terminal.    We previously entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. The revenue associated with these agreements will come on-line upon completion of the construction of the new tank capacity, which remains on target for completion during the fourth quarter of 2016 through the second quarter of 2017. The anticipated cost of the new storage capacity is approximately $75 million, with expected annual cash returns in the high-teens. Construction of the Collins/Purvis expansion project commenced in the first quarter of 2016 and we have spent approximately $30.4 million as of September 30, 2016. Our Collins/Purvis terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 3.4 million barrels and is expected to increase to 5.4 million barrels once the 2.0 million barrel expansion is completed. We have also begun the process of permitting an additional 5.0 million barrels of additional capacity at our at our Collins/Purvis terminal and are in active discussions with several potential customers regarding this potential future capacity.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2016	2015
Terminaling services fees	$31,292	$29,013
Pipeline transportation fees	1,656	1,616
Management fees and reimbursed costs	2,340	1,966
Other	5,350	4,674
Revenue	$40,638	$37,269

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$14,798	$13,046
Midwest terminals and pipeline system	2,840	3,224
Brownsville terminals	5,538	6,106
River terminals	2,812	2,460
Southeast terminals	14,650	12,433
Revenue	$40,638	$37,269

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

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$11,259	$10,844
Midwest terminals and pipeline system	2,207	2,206
Brownsville terminals	1,948	2,096
River terminals	2,591	2,346
Southeast terminals	13,287	11,521
Terminaling services fees	$31,292	$29,013

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

Included in terminaling services fees for the three months ended September 30, 2016 and 2015 are fees charged to affiliates of approximately $0.1 million and $8.3 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2016	2015
Firm commitments:
External customers	$29,166	$19,953
Affiliates	108	7,565
Total	29,274	27,518
Variable:
External customers	2,018	753
Affiliates	—	742
Total	2,018	1,495
Terminaling services fees	$31,292	$29,013

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2016 are as follows (in thousands):

Less than 1 year remaining	$3,785
1 year or more, but less than 3 years remaining	8,634
3 years or more, but less than 5 years remaining	8,319
5 years or more remaining	8,536
Total firm commitments for the three months ended September 30, 2016	$29,274

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	1,223	1,183
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,656	$1,616

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$261	$262
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,835	1,704
River terminals	—	—
Southeast terminals	244	—
Management fees and reimbursed costs	$2,340	$1,966

Included in management fees and reimbursed costs for the three months ended September 30, 2016 and 2015 are fees charged to affiliates of approximately $1.2 million and $1.1 million, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2016	2015
Product gains	$1,586	$1,875
Steam heating fees	583	629
Product transfer services	336	340
Butane blending fees	583	264
Railcar handling	69	106
Other	2,193	1,460
Other revenue	$5,350	$4,674

For the three months ended September 30, 2016 and 2015, we sold approximately 26,950 and 30,750 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $59 and $61 per barrel, respectively.

The increase in other, included in other revenue, includes an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer.

Included in other revenue for the three months ended September 30, 2016 and 2015 are amounts charged to affiliates of approximately $nil and $0.7 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$3,278	$1,940
Midwest terminals and pipeline system	200	585
Brownsville terminals	532	1,123
River terminals	221	114
Southeast terminals	1,119	912
Other revenue	$5,350	$4,674

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended September 30,
	2016	2015
Wages and employee benefits	$6,197	$5,394
Utilities and communication charges	1,870	1,927
Repairs and maintenance	3,005	4,133
Office, rentals and property taxes	2,375	2,307
Vehicles and fuel costs	218	208
Environmental compliance costs	1,712	671
Other	1,671	2,015
Direct operating costs and expenses	$17,048	$16,655

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2016	2015
Gulf Coast terminals	$6,013	$4,920
Midwest terminals and pipeline system	858	871
Brownsville terminals	2,573	3,269
River terminals	1,753	1,898
Southeast terminals	5,851	5,697
Direct operating costs and expenses	$17,048	$16,655

Direct general and administrative expenses of our operations primarily include accounting associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $0.8 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.

Allocated general and administrative expenses include charges for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $2.8 million for both the three months ended September 30, 2016 and 2015.

Allocated insurance expense includes charges for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile and other insurable risks. The allocated insurance expense was approximately $1.0 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively.

Reimbursement of bonus awards includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016 and 2015, depreciation and amortization expense was approximately $8.2 million and $7.7 million, respectively.

For the three months ended September 30, 2016 and 2015, interest expense was approximately $1.5 million and $2.2 million, respectively. The decrease in interest expense is primarily attributable to unrealized gains in determining the fair value of our interest rate swap agreements.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2016	2015
BOSTCO	$1,885	$1,670
Frontera	1,075	521
Total earnings from investments in unconsolidated affiliates	$2,960	$2,191

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2016	2015
BOSTCO	$—	$4,226
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$4,226

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2016	2015
BOSTCO	$3,546	$6,555
Frontera	911	955
Cash distributions received from unconsolidated affiliates	$4,457	$7,510

The decrease in distributions received from our investment in BOSTCO is primarily attributable to a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. Our share of the gain in the prior year was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2016	2015
Terminaling services fees	$93,478	$85,271
Pipeline transportation fees	4,990	4,948
Management fees and reimbursed costs	6,560	5,720
Other	17,372	16,261
Revenue	$122,400	$112,200

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$41,827	$37,764
Midwest terminals and pipeline system	8,423	8,658
Brownsville terminals	19,776	19,709
River terminals	9,612	7,446
Southeast terminals	42,762	38,623
Revenue	$122,400	$112,200

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

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$33,958	$31,305
Midwest terminals and pipeline system	6,427	6,299
Brownsville terminals	6,176	5,979
River terminals	7,053	6,899
Southeast terminals	39,864	34,789
Terminaling services fees	$93,478	$85,271

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $1.4 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the nine months ended September 30, 2015 in order to complete enhancements for a new customer at this facility. The enhanced tankage at Port Manatee became available to the third party customer in July of 2015. The increase in terminaling services fees at our Gulf Coast terminals also includes an increase of approximately $0.9 million resulting from the acquisition of the Port Everglades, Florida hydrant system on January 28, 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $3.5 million resulting from us entering into a new five year agreement with a third party customer for approximately 2.7 million barrels of existing capacity at our Collins/Purvis, Mississippi bulk storage terminal, commencing January 1, 2016. The new agreement replaced the previous agreement we had with the third party customer for this tankage and contains an increase to the minimum throughput fees. The new agreement is anticipated to generate additional minimum throughput revenue in excess of $4.1 million annually.

Included in terminaling services fees for the nine months ended September 30, 2016 and 2015 are fees charged to affiliates of approximately $2.7 million and $27.0 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2016	2015
Firm commitments:
External customers	$83,603	$55,043
Affiliates	2,531	24,741
Total	86,134	79,784
Variable:
External customers	7,084	3,250
Affiliates	260	2,237
Total	7,344	5,487
Terminaling services fees	$93,478	$85,271

The remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2016 are as follows (in thousands):

Less than 1 year remaining	$11,018
1 year or more, but less than 3 years remaining	25,780
3 years or more, but less than 5 years remaining	24,049
5 years or more remaining	25,287
Total firm commitments for the nine months ended September 30, 2016	$86,134

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,299	1,261
Brownsville terminals	3,691	3,687
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$4,990	$4,948

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$861	$661
Midwest terminals and pipeline system	—	—
Brownsville terminals	5,455	5,059
River terminals	—	—
Southeast terminals	244	—
Management fees and reimbursed costs	$6,560	$5,720

Included in management fees and reimbursed costs for the nine months ended September 30, 2016 and 2015 are fees charged to affiliates of approximately $3.8 million and $3.3 million, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2016	2015
Product gains	$4,173	$5,853
Steam heating fees	2,030	3,289
Product transfer services	880	1,082
Butane blending fees	940	651
Railcar handling	229	455
Other	9,120	4,931
Other revenue	$17,372	$16,261

For the nine months ended September 30, 2016 and 2015, we sold approximately 77,650 and 86,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $54 and $68 per barrel, respectively.

The change in steam heating fees, product transfer services and railcar handling, includes a decrease of approximately $2.1 million at our Brownsville terminals resulting from a third party customer terminating its agreement at the Brownsville terminals effective February 6, 2016. We are in the process of recontracting the associated storage capacity, but do not expect to earn as much in ancillary services under a new agreement.

The increase in other, included in other revenue, includes an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer, an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer and an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer.

Included in other revenue for the nine months ended September 30, 2016 and 2015 are amounts charged to affiliates of approximately $0.3 million and $2.7 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$7,008	$5,798
Midwest terminals and pipeline system	697	1,098
Brownsville terminals	4,454	4,984
River terminals	2,559	547
Southeast terminals	2,654	3,834
Other revenue	$17,372	$16,261

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2016	2015
Wages and employee benefits	$17,877	$16,681
Utilities and communication charges	5,719	5,852
Repairs and maintenance	11,118	10,176
Office, rentals and property taxes	7,093	7,006
Vehicles and fuel costs	610	724
Environmental compliance costs	2,951	1,854
Other	5,289	5,188
Direct operating costs and expenses	$50,657	$47,481

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2016	2015
Gulf Coast terminals	$16,750	$13,815
Midwest terminals and pipeline system	2,422	2,351
Brownsville terminals	8,742	9,479
River terminals	6,034	5,255
Southeast terminals	16,709	16,581
Direct operating costs and expenses	$50,657	$47,481

Direct general and administrative expenses of our operations primarily include accounting associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses were approximately $2.9 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Allocated general and administrative expenses include charges for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The allocated general and administrative expenses were approximately $8.5 million and $8.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Allocated insurance expense includes charges for allocations of insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile and other insurable risks. The allocated insurance expense was approximately $2.8 million for both the nine months ended September 30, 2016 and 2015.

Reimbursement of bonus awards includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide services to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $2.1 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in reimbursement of bonus awards expense is primarily attributable to a portion of the 2015 grants vesting upon the change in control of our general partner as a result of the ArcLight acquisition, effective February 1, 2016.

For the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was approximately $24.2 million and $22.5 million, respectively.

For the nine months ended September 30, 2016 and 2015, interest expense was approximately $6.6 million and $6.1 million, respectively.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
BOSTCO	$4,794	$8,244
Frontera	2,146	1,520
Total earnings from investments in unconsolidated affiliates	$6,940	$9,764

The decrease in earnings from our investment in BOSTCO is primarily attributable to a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. Our share of the gain in the prior year was approximately $3.4 million.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
BOSTCO	$2,125	$4,226
Frontera	100	—
Additional capital investments in unconsolidated affiliates	$2,225	$4,226

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
BOSTCO	$10,487	$13,363
Frontera	2,176	2,099
Cash distributions received from unconsolidated affiliates	$12,663	$15,462

The decrease in distributions received from our investment in BOSTCO is primarily attributable to a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. Our share of the gain in the prior year was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$65,809	$67,970
Net cash used in investing activities	$(48,330)	$(28,764)
Net cash used in financing activities	$(17,719)	$(41,719)

The decrease in net cash provided by operating activities includes a decrease of approximately $3.4 million related to a decrease in distributions received from our investment in BOSTCO, which is primarily attributable to a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. Our share of the gain in the prior year was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO. The change in net cash provided by operating activities was also impacted by the timing of working capital requirements and increased net margins.

The increase in net cash used in investing activities includes an increase of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system and an increase of approximately $9.6 million in capital expenditures, primarily related to construction of approximately 2.0 million barrels of new storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2017. At September 30, 2016, the remaining expenditures to complete the approved projects are estimated to be approximately $50 million, which primarily relates to the remaining construction costs associated with the approximately 2.0 million barrels of new storage capacity at our Collins/Purvis bulk storage terminal.

The decrease in net cash used in financing activities includes an increase of $24.7 million in net borrowings under our credit facility to help fund the increase in investing activities.

Amended and restated senior secured credit facility.  On March 9, 2011, we entered into an amended and restated senior secured credit facility, or “credit facility”, which has been subsequently amended from time to time. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) 4.75 times Consolidated EBITDA (as defined: $447.1 million at September 30, 2016). At our request, the maximum borrowing line of credit may be increased by an additional $100 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, July 31, 2018.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2016, our outstanding borrowings under the credit facility were $270.3 million.

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

					Twelve months
	Three months ended				ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2015	2016	2016	2016	2016
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$23,432	$24,082	$23,146	$23,473	$94,133
Consolidated funded indebtedness					$270,300
Total leverage ratio					2.87	x
Consolidated EBITDA for the interest coverage ratio	$23,432	$24,082	$23,146	$23,473	$94,133
Consolidated interest expense, as stipulated in the credit facility (1)	$1,864	$1,998	$2,027	$2,045	$7,934
Interest coverage ratio					11.86	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$23,432	$24,082	$23,146	$23,473	$94,133
Consolidated interest expense	(1,313)	(2,792)	(2,368)	(1,467)	(7,940)
Unrealized loss (gain) on derivative instruments	(551)	794	341	(578)	6
Amortization of deferred revenue	(264)	(198)	(122)	(108)	(692)
Change in operating assets and liabilities	(1,794)	(1,643)	2,652	597	(188)
Cash flows provided by operating activities	$19,510	$20,243	$23,649	$21,917	$85,319

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

Common unit offering program.  On September 2, 2016, the Securities and Exchange Commission declared effective a new shelf registration statement, which replaced our prior shelf registration statement that previously expired. As with the prior shelf registration statement, the new shelf registration statement allows us to issue common units and debt securities.  In connection with the shelf registration statement, we established a common unit offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $50 million.  We intend to use the net proceeds from any equity sales pursuant to the common unit offering program, after deducting the agent’s commissions and the Partnership’s offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, capital expenditures, working capital or acquisitions.  To date we have issued no common units or debt securities under the common unit offering program or the registration statement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2016, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At September 30, 2016, we had outstanding borrowings of $270.3 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September 30, 2016, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.5 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the nine months ended September 30, 2016 and 2015, we sold approximately 77,650 and 86,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $54 and $68 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	a reduction in revenue from any of our significant customers upon which we rely for a substantial majority of our revenue;
•	a material portion of our operations are conducted through joint ventures, over which we do not maintain full control and which have unique risks;
•	competition from other terminals and pipelines that may be able to supply our significant customers with terminaling services on a more competitive basis;
•	the continued creditworthiness of, and performance by, our significant customers;
•	the expiration of the omnibus agreement occurs on the earlier to occur of ArcLight ceasing to control our general partner or following at least 24 months prior written notice;
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

•	the control of our general partner being transferred to a third party without our consent or unitholder consent;
•	we may have to refinance our existing debt in unfavorable market conditions;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;
•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;
•	cost reimbursements, which are determined by our general partner, and fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without unitholders’ approval would dilute unitholders’ existing ownership interest;
•	the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;
•	our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;
•	our inability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;
•	the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;

•	unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;
•	investment in common partnership units by tax‑exempt entities and non‑United States persons raises tax issues unique to them;
•	unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and
•	the sale or exchange of 50% or more of our capital and profits interests within a 12‑month period would result in a deemed technical termination of our partnership for income tax purposes.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

adr

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 8, 2016	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.