Form 10-K
period 2016-12-31
TransMontaigne Partners L.P.
filed 2017-03-14
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of common limited partner units held by non‑affiliates of the registrant on June 30, 2016 was $529,973,697 computed by reference to the last sale price ($41.09 per common unit) of the registrant’s common limited partner units on the New York Stock Exchange on June 30, 2016.

The number of the registrant’s common limited partner units outstanding on February 28, 2017 was 16,161,262.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K (including exhibits), and any amendments to such reports, will be available free of charge on our website at www.transmontaignepartners.com under the heading “Unitholder Information,” “SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, which we refer to herein as the SEC. The information provided on our website (or any other website referenced in this report) is not part of this report and is not incorporated by reference as part of this report. A copy of this annual report on Form 10‑K  (without exhibits), will be furnished without charge to any unitholder who sends a written request to our offices, addressed as follows: TransMontaigne Partners L.P., Attention: Investor Relations, 1670 Broadway, Suite 3100, Denver, Colorado 80202.

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

•	the expiration of our omnibus agreement occurs on the earlier of ArcLight ceasing to control our general partner or following at least 24 months prior written notice;
•

upon the expiration or earlier termination of the omnibus agreement, we may incur additional costs to replicate the services currently provided thereunder, in which event our financial condition and results of operations could be materially adversely affected;

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
•

many of our terminal facilities are connected to, and rely on, pipelines owned and operated by third parties for the receipt and distribution of refined petroleum products, and such pipeline operators may compete with us, make changes to their transportation service offerings or their pipeline tariffs, or suffer outages or reduced product transportation;

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

•	the control of our general partner being transferred to a third party without our consent or unitholder consent;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	cyber attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;
•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	we may have to refinance our existing debt in unfavorable market conditions;

•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and remediation expenditures;
•	fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without your approval would dilute your existing ownership interest;
•

the issuance and sale of substantial amounts of common units, including issuances and sales pursuant to the outstanding sales agreement, or announcement that such issuances and sales may occur, could adversely affect the market price of our common units;

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

Our general partner is TransMontaigne GP L.L.C, which we refer to herein as TransMontaigne GP or our general partner. On February 1, 2016, TransMontaigne GP was acquired by a wholly owned subsidiary of ArcLight Energy Partners Fund VI, L.P. Unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” or the “partnership” are intended to mean TransMontaigne Partners L.P. (and our wholly owned and controlled operating subsidiaries). References to ArcLight are intended to mean ArcLight Energy Partners Fund VI, L.P., its wholly owned subsidiary Gulf TLP Holdings, LLC and its subsidiaries other than TransMontaigne GP, our general partner, and TransMontaigne Partners and its subsidiaries.

OVERVIEW

We are controlled by our general partner, TransMontaigne GP, which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight Energy Partners Fund VI, L.P., which we refer to herein as ArcLight. Prior to February 1, 2016, TransMontaigne LLC, a wholly-owned subsidiary of NGL Energy Partners LP, or NGL, owned all the issued and outstanding ownership interests of TransMontaigne GP.

On February 1, 2016, NGL consummated the sale of its indirect 100% ownership interest in TransMontaigne GP pursuant to a purchase agreement by and among NGL, TransMontaigne Services LLC, a Delaware limited liability company and wholly owned subsidiary of NGL, ArcLight Energy Partners Fund VI, L.P., a Delaware limited partnership, and Gulf TLP Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of ArcLight, which purchase transaction we refer to herein as the ArcLight acquisition.

 As a result of the ArcLight acquisition, ArcLight acquired a 100% ownership interest in, and control of, our general partner. Consequently, the transaction resulted in a change in control of the partnership. The ArcLight acquisition did not involve any of the limited partnership units in the partnership held by the public, and our limited partnership units continue to trade on the New York Stock Exchange. In addition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common limited partnership units from NGL. With the purchase of the common units, ArcLight has a significant interest in our partnership through their ownership of the general partner interest, the incentive distribution rights and approximately 20% of the limited partner interests.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc., a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner. Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. The sale resulted in a change in control of the Partnership. In addition to the sale of our general partner to NGL, NGL acquired the common units owned by TransMontaigne LLC and affiliates of Morgan Stanley, representing approximately 20% of our outstanding common units, and assumed Morgan Stanley Capital Group’s obligations under our light oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis, Mississippi bulk storage terminal, collectively, referred to herein as, the NGL acquisition.  The NGL acquisition did not involve the sale or purchase of any of our common units held by the public.

Our partnership has no officers or employees and all of our management and operational activities were provided by officers and employees of NGL Energy Operating LLC, or NGL Energy Operating, a wholly owned subsidiary of NGL prior to the ArcLight acquisition and thereafter for an interim period.  In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating served as the entity that employed the officers and employees that provided services to our partnership and NGL Energy Operating provided payroll and benefits services related thereto until June 25, 2016.  From and after June 26, 2016 all employees who provide services to the partnership became employees of TLP Management Services, a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight.  TLP Management Services continues to employ all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership.

We are controlled by our general partner, TransMontaigne GP, which is wholly owned by Gulf TLP Holdings, LLC. TransMontaigne GP is a holding company with no independent assets or operations other than its general partner interest in TransMontaigne Partners L.P. TransMontaigne GP is dependent upon the cash distributions it receives from TransMontaigne Partners L.P. to service any obligations it may incur.

The following diagram depicts our organization and structure as December 31, 2016:

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

Refining.  The storage and handling services of feedstocks or crude oil used in the refining process are generally handled by terminaling and transportation companies such as TransMontaigne Partners. United States based refineries refine multiple grades of feedstock or crude oil into various light refined products and heavy refined products. Light refined products include gasoline and diesel fuel, as well as propane, butane, heating oils and jet fuels. Heavy refined products include residual fuel oils for consumption in ships and power plants and asphalt. Refined products of specific grade and characteristics are substantially identical in composition from one refinery to another and are referred to as being “fungible.” The refined products are initially staged at the refinery, and then shipped out either in large “batches” via pipeline or vessel or by individual truck‑loads. The refineries owned by major oil companies then schedule for delivery some of their refined product output to satisfy their own retail delivery obligations, for example, at branded gasoline stations, and sell the remainder of their refined product output to independent marketing and distribution companies or traders for resale.

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

Delivery.  Most terminals have a tanker truck loading facility commonly referred to as a “rack.” Often, commercial and industrial end‑users and independent retailers rely on independent trucking companies to pick up product at the rack and transport it to the end‑user or retailer at its specified location. Each truck holds an aggregate of approximately 8,000 gallons (approximately 190 barrels) of various refined products in different compartments. To initiate the loading of product, the driver uses an access control card that identifies the customer purchasing the refined product, the carrier and the driver as well as the type or grade of refined products to be pumped into the truck. A computerized system electronically reviews the credentials of the carrier, including insurance and certain mandated certifications, and confirms the customer is within product allocation or credit limits. When all conditions are verified as being current and correct, the system authorizes the delivery of the refined product to the truck. As refined product is being loaded into the truck, ethanol, biodiesel or additives are injected to conform to government specifications and individual customer requirements. As part of the Renewable Fuel Standard Act, ethanol and biodiesel are often blended with the refined product across the rack to create a certain “spec” of saleable product. Additionally, if a truck is loading gasoline for retail sale by an independent gasoline station, generic additives will be added to the gasoline as it is loaded into the truck. If the gasoline is for delivery to a branded retail gasoline station, the proprietary additive compound of that particular retailer will be added to the gasoline as it is loaded. The type and amount of additive are electronically and mechanically controlled by equipment located at the truck loading rack. Generally one to two gallons of additive are injected into an 8,000 gallon truckload of gasoline.

At marine terminals, the refined product stored in tanks may be delivered to tanker trucks over a rack in the same manner as at an inland terminal or be delivered onto large ships, ocean‑going barges, or inland barges for delivery to various distribution points around the world. In addition, cruise ships and other vessels are fueled through a process known as “bunkering”, either at the dock, through a pipeline, or by truck or barge. Cruise ships typically purchase approximately 6,000 to 8,000 barrels, the equivalent of up to 42 tanker truckloads, of bunker fuel per refueling. Bunker fuel is a mixture of residual fuel oil and diesel fuel. Each large vessel generally requires its own mixture of bunker fuel to match the distinct characteristics of that ship’s engines and turbines. Because the mixture for each ship requires precision to mix and deliver, cruise ships often prefer to obtain their fuel from experienced terminaling companies such as TransMontaigne Partners.

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

Our existing facilities are located in five geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River and Southeast facilities. The locations and approximate aggregate active storage capacity at our terminal facilities as of December 31, 2016 are as follows:

Active storage
capacity
Locations	(shell bbls)
Gulf Coast Facilities
Florida
Port Everglades Complex
Port Everglades North	2,408,000
Port Everglades South(1)	376,000
Jacksonville	271,000
Cape Canaveral	724,000
Port Manatee	1,408,000
Pensacola	270,000
Fisher Island	673,000
Tampa	760,000
Gulf Coast Total	6,890,000
Midwest Facilities
Rogers, AR and Mount Vernon, MO (aggregate amounts)	421,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,584,000
Brownsville Facilities
Brownsville, TX	906,000
Frontera(2)	1,479,000
Brownsville Total	2,385,000
River Facilities
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	189,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	157,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	351,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	227,000
River Total	2,687,000

Active storage
capacity
Locations	(shell bbls)
Southeast Facilities
Albany, GA	203,000
Americus, GA	93,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (bulk storage)	4,286,000
Collins, MS	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	102,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	10,849,000
BOSTCO(3)	7,080,000
TOTAL CAPACITY	31,475,000

(1)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(2)	Reflects the total active storage capacity of Frontera, of which we have a 50% ownership interest.
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

We also own and operate a terminal facility at Oklahoma City, Oklahoma. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by Magellan Midstream Partners, L.P. for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

We leased a portion of land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on such property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil. The facility was completed and placed into service in August 2012.

Brownsville, Texas Operations.  Effective as of April 1, 2011, we entered into the Frontera joint venture with PMI Trading Ltd. at our Brownsville, Texas terminal. We contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest. PMI Trading Ltd. acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Our 50% ownership interest does not allow us to control Frontera, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

Beginning in January 2013, we leased the capacity on the Ella‑Brownsville pipeline from Seadrift Pipeline Corporation, which transports LPG from two points of origin to our terminal in Brownsville: from the King Ranch natural gas processing plant owned and operated by a third party in Kleberg County, Texas for 121 miles to Brownsville and an additional 11 miles beginning near the King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

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

Southeast Operations.  Our Southeast facilities include 22 refined product terminals along the Plantation and Colonial pipelines. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins/Purvis bulk storage terminal. The Collins/Purvis bulk storage terminal is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems.

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5%, general voting, Class A Member (“ownership”) interest in BOSTCO from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan, Inc. (“Kinder Morgan”). BOSTCO is a new terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The initial phase of BOSTCO involved the construction of 51 storage tanks with approximately 6.2 million barrels of storage capacity. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the full 6.2 million barrels of storage capacity and related infrastructure occurred in the second quarter of 2014.

In the second quarter of 2013 work began on a 900,000 barrel expansion that was placed into service at the end of the third quarter of 2014.  The expansion included six, 150,000 barrel, ultra‑low sulphur diesel tanks, additional pipeline and deepwater vessel dock access and high‑speed loading at a rate of 25,000 barrels per hour. With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $539 million. Our total payments for the initial and the expansion projects were approximately $237 million. We have primarily funded our payments for BOSTCO by utilizing borrowings under our credit facility.

Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO’s business. Kinder Morgan is responsible for managing BOSTCO’s day‑to‑day operations. Our 42.5% ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in BOSTCO under the equity method of accounting.

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

Capitalize on organic growth opportunities associated with our existing assets. We continually seek to identify and evaluate economically attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers.  We expect to have opportunities to expand our systems into new markets and sources of supply, which we believe will make our services more attractive to our customers. We intend to focus on projects that can be completed at a relatively low cost and that have potential for attractive returns. For example, our Collins/Purvis, Mississippi bulk storage terminal, is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2016, we began construction to expand the capacity at this terminal by an additional 2.0 million barrels, at an expected cost of approximately $75 million. In December 2016, we placed into service 0.9 million barrels of the 2.0 million barrels of new tank capacity and in February 2017, we placed into service an additional 0.3 million barrels. Completion of the remaining 0.8 million barrels of new tank capacity will occur in various stages through the second quarter of 2017. This terminal has active storage capacity of approximately 4.6 million barrels as of February 28, 2017 and is expected to increase to approximately 5.4 million barrels once the remaining 0.8 million barrels of tankage is completed.

In addition, during 2015 we purchased land adjacent to our Collins/Purvis bulk storage terminal, have begun the process of permitting an additional 5.0 million barrels of capacity at our Collins/Purvis bulk storage terminal, and are in active discussions with several potential customers regarding this potential future capacity.

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

Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

The terminaling services agreements we have with our existing customers provide us with stable cash flows.  We have contractual commitments from our customers that generated a substantial majority of our actual revenue. Of this firmly committed revenue for the year ended December 31, 2016, approximately 57% was generated under terminaling services agreements with remaining terms of at least 3 years or more. Our actual revenue for a year is higher than our contractual commitments because certain of our terminaling services agreements with customers do not contain minimum revenue commitments and because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee‑based nature of our business, our minimum revenue commitments from our customers, the long‑term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices (except for the value of refined product gains and losses arising from terminaling services agreements with certain customers) will provide us with stable cash flows.

We do not have material direct commodity price risk.  Because we do not purchase or market the products that we handle or transport, our cash flows are not subject to material direct exposure to changes in commodity prices, except for the value of refined product gains and losses arising from terminaling services agreements with certain customers.

Relationship with ArcLight.  ArcLight is a private equity firm focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $17 billion across multiple energy cycles in more than 100 investments.  Headquartered in Boston, MA with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to TransMontaigne Partners. ArcLight controls our general partner and has a proven track record of investments across the energy industry value chain. ArcLight bases its investments on fundamental asset values and execution of defined growth strategies with a focus on cash flow generating assets and service companies with conservative capital structures. We believe our growth strategy may benefit from this relationship.

We will continue to seek cost‑effective asset enhancement opportunities.  We have high utilization of our existing storage capacity, which enables us to focus on expanding our terminal capacity and acquiring additional terminal capacity for our current and future customers. In January 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. The hydrant system encompasses a system of pipelines that connect the Port’s ship berths to our Port Everglades North terminal. It is the only pipeline system in Port Everglades for fueling cruise ships.

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

Our Collins/Purvis bulk storage terminal offers strategic access to the Colonial and Plantation Pipeline systems.  Our Collins/Purvis terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2016, we began construction to expand the capacity at this terminal by an additional 2.0 million barrels, at an expected cost of approximately $75 million. In December 2016 we placed into service 0.9 million barrels of the 2.0 million barrels of new tank capacity and in February 2017 we placed into service an additional 0.3 million barrels. Completion of the remaining 0.8 million barrels of new tank capacity will occur in various stages through the second quarter of 2017. This terminal has active storage capacity of approximately 4.6 million barrels as of February 28, 2017 and is expected to increase to approximately 5.4 million barrels once the remaining 0.8 million barrels of tankage is completed.

In addition, during 2015 we purchased land adjacent to our Collins/Purvis bulk storage terminal, have begun the process of permitting an additional 5.0 million barrels of capacity at our Collins/Purvis bulk storage terminal and are in active discussions with several potential customers regarding this potential future capacity.

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

Our Relationship with our General Partner and its Affiliates

General.    We are controlled by our general partner, TransMontaigne GP, which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight. ArcLight is a private equity firm focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $17 billion across multiple energy cycles in more than 100 investments. Headquartered in Boston, MA with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to its portfolio. ArcLight controls our general partner and has a proven track record of investments across the energy industry value chain. ArcLight bases its investments on fundamental asset values and execution of defined growth strategies with a focus on cash flow generating assets and service companies with conservative capital structures.

At December 31, 2015, TransMontaigne LLC, a wholly owned subsidiary of NGL, owned all of the issued and outstanding ownership interests of TransMontaigne GP. As a result, NGL was the indirect owner of our general partner. At December 31, 2015, TransMontaigne LLC and NGL had a significant interest in our partnership through their indirect ownership of an approximate 20% limited partner interest, a 2% general partner interest and the incentive distribution rights.

On February 1, 2016, NGL sold its indirect 100% ownership interest in the general partner to ArcLight.  As a result of the ArcLight acquisition, ArcLight acquired a 100% ownership interest in, and control of, our general partner, which controls our partnership. Consequently, the transaction resulted in a change in control of TransMontaigne Partners. The ArcLight acquisition did not involve any of the limited partnership units in TransMontaigne Partners held by the public, and our limited partnership units continue to trade on the New York Stock Exchange. In addition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common limited partnership units from NGL. With the purchase of the common units, ArcLight has a significant interest in our partnership through their ownership of the general partner interest, the incentive distribution rights and approximately 20% of the limited partner interests.

Omnibus Agreement.  We have an omnibus agreement with Gulf TLP Holdings, LLC, an ArcLight subsidiary, that will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or ArcLight, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit.  In connection with the ArcLight acquisition, we entered into an amendment to the omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings.  Further, the amendment waived the automatic termination that would occur at such time as TransMontaigne LLC ceased to control our general partner. In March 2016, we entered into the second amended and restated omnibus agreement to reflect the change in ownership structure and remove inapplicable references to TransMontaigne LLC and NGL. The second amended and restated omnibus agreement did not change the financial terms, substantive rights or obligations of the parties.

For the years ended December 31, 2016, 2015, and 2014, the administrative fee paid to the owner of TransMontaigne GP was approximately $11.4 million, $11.3 million and $11.1 million, respectively.  If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. The administrative fee encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. We also reimburse Gulf TLP Holdings for direct operating costs and expenses that Gulf TLP Holdings incurs on our behalf, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of employee benefits, including 401(k) and health insurance benefits, including amounts paid to NGL Energy Operating for such services under the transition services agreement.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP an insurance reimbursement for premiums on insurance policies purchased on our behalf to cover our facilities and operations.  For the years ended December 31, 2016, 2015 and 2014, the insurance reimbursement paid to our general partner was approximately $3.1 million, $3.8 million and $3.7 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the years ended December 31, 2016, 2015 and 2014, the expense associated with insurance contracted directly by us was $1.0 million, $nil and $nil, respectively.

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

Under the second amended and restated omnibus agreement entered into on March 1, 2016, we have agreed to satisfy the incentive bonus awards made to key employees under the savings and retention program, including awards granted in 2015 and 2016, in either cash or in common units. For the years ended December 31, 2016, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $2.5 million, $1.3 million and $1.5 million, respectively.

Transition Services Agreement. In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby an affiliate of NGL, NGL Energy Operating, continued to serve as the entity that employed the officers and employees that provided services to our partnership, and NGL Energy Operating provided payroll and benefits services related thereto. On June 26, 2016, all employees who provide services to our partnership became employees of TLP Management Services LLC, or TLP Management Services, which entity established and maintains all employee benefits programs on behalf of our partnership. TLP Management Services is a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight.  TLP Management Services continues to employ all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors and valves associated with the receipt of refined products. The computer systems are designed to enhance leak‑detection capabilities, sound automatic alarms if operational conditions outside of pre‑established parameters occur and provide for remote‑controlled shutdown of pump stations on the pipeline. Pump stations and meter‑measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins/Purvis, Mississippi bulk storage facility contains full back‑up/redundant disaster recovery systems covering all of our SCADA systems.

Safety and Maintenance

We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion‑inhibiting systems.

We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67‑mile Razorback pipeline; a 37‑mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Collins/Purvis bulk storage terminal facilities; a one‑mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and an approximately 18‑mile, bi‑directional refined petroleum liquids pipeline in Texas, known as the “MB pipeline,” that we operate and maintain on behalf of PMI Services North America, Inc., an affiliate of PEMEX. The maintenance of structural integrity includes a program of integrity management that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines.  Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT‑regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

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

At our terminals, tanks designed for gasoline storage are equipped with internal or external floating roofs designed to minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. Our terminal facilities have all required facility response plans, spill prevention and control plans and other plans and programs to respond to emergencies.

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

We also are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right‑to‑know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. We believe that we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

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

Environmental Matters

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of refined product terminals and pipelines, we must comply with these laws and regulations at federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
•	requiring capital expenditures to comply with environmental control requirements; and
•	enjoining the operations of facilities deemed in non‑compliance with permits issued pursuant to such environmental laws and regulations.

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

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended, or OPA, which addresses three principal areas of oil pollution—prevention, containment and cleanup. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the Office of Pipeline Safety or the EPA. Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. We believe that we are in substantial compliance with regulations pursuant to OPA and similar state laws.

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

In connection with our acquisition of the Florida and Midwest terminals on May 27, 2005, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. TransMontaigne LLC’s maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

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

Operational Hazards and Insurance

Our terminal and pipeline facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations, properties and loss of income at specified locations. Coverage for domestic acts of terrorism as defined in Terrorism Risk Insurance Program Reauthorization Act 2007 are covered under certain of our casualty insurance policies.

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

Tariff Regulation

The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas, the Diamondback pipeline, which runs between Brownsville, Texas and the United States‑Mexico border, and the Ella‑Brownsville pipeline, which runs from two points of origin in Texas to our Brownsville terminal, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback, Diamondback and Ella‑Brownsville pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Such rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI‑FG), plus a 1.23 percent adjustment for the five‑year period beginning July 1, 2016. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost‑of‑service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.  On October 20, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking (ANOPR) to consider modifications to its current policies for evaluating oil pipeline index rate changes for the purpose of ensuring that index rate increases do not cause pipeline revenues to substantially deviate from costs.  Specifically, FERC is considering the following changes to their current indexing methodologies for oil pipelines: (A) deny index increases to rates for any pipeline whose FERC Form No. 6, Page 700 revenues exceed costs by fifteen percent for both of the prior two years; (B) deny index increases to rates that exceed by five percent the cost changes reported on Page 700; and (C) apply these reforms to costs more closely associated with the proposed indexed rate rather than total company-wide cost and revenue data currently reported on Page 700.  Initial comments were filed on January 19, 2017, and reply comments were due on March 6, 2017. It is premature to know what, if any, impact these proposed regulatory changes may have, or whether the proposal will be modified or even adopted all.

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

Under current FERC policy, interstate oil and gas pipelines, including those owned by master limited partnerships, may include an income tax allowance in their cost of service used to calculate cost-based transportation rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC is currently reviewing and may modify its tax allowance policy used in formulating rates charged by pipelines owned by partnerships.  On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates.  In that case, interstate shippers argued that FERC’s discounted cash flow methodology provides for a sufficient after-tax return on equity (ROE) to attract investment in partnerships not taxed at the partnership level.  The shippers claimed that the combination of the ROE allowed by FERC, based in part on the equity returns of entities taxed as corporations, and FERC’s tax allowance policy resulted in “double recovery” of taxes by the partners in the partnership in that case. The D.C. Circuit agreed, finding that FERC failed to provide sufficient evidence that granting the tax allowance to the pipeline partnership would not result in double recovery.  The D.C. Circuit remanded the case to FERC, ordering FERC to demonstrate that the allowance does not permit double recovery, remove any instances of duplicative recovery or develop a new methodology for ratemaking that does not result in double recovery.  On December 15, 2016, FERC issued a Notice of Inquiry seeking advice from energy industry participants on how to address the potential for over-recovery of income tax costs from Master Limited Partnerships under FERC’s current ratemaking policy. Initial comments are due March 8, 2017, and reply comments are due April 7, 2017.  The outcome of this proceeding could affect FERC’s income tax allowance policy for cost-based rates charged by regulated pipelines going forward.  The current tariff rates for each of the Razorback, Ella‑Brownsville and Diamondback pipelines were established via agreement with non-affiliated shippers.  If the FERC were to substantially reduce or eliminate the right of a master limited partnership to include in its cost‑of‑service rate an income tax allowance, it may affect the Razorback, Ella‑Brownsville and Diamondback pipelines’ ability in the future to justify, on a cost-of-service basis, their tariff rates if challenged in a protest or complaint.

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

Title to Properties

The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights‑of‑way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by third parties. In many instances, lands over which rights‑of‑way have been obtained are subject to prior liens that have not been subordinated to the right‑of‑way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights‑of‑way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee.

Some of the leases, easements, rights‑of‑way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. Our general partner has obtained or is in the process of obtaining sufficient third‑party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this annual report. With respect to any consents, permits, or authorizations that have not been obtained, our general partner believes that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

Our general partner believes that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government‑initiated action to cleanup environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of our acquisition, our general partner believes that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP. For the year ended December 31, 2016, the executive officers of our general partner were employees of and paid by NGL Energy Operating until June 30, 2016 and thereafter by TLP Management Services. All of our management and operational activities were provided during 2016 by employees of NGL Energy Operating until June 30, 2016 and thereafter by TLP Management Services.

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating continued to employ the officers of our general partner and employees that provided services to our partnership, and NGL Energy Operating provided payroll and benefits services related thereto for so long as necessary.  On June 26, 2016 all officers and employees who provide services to our partnership became employees of TLP Management Services, which entity established and maintains all employee benefits programs on behalf of our partnership.

As of February 28, 2017, approximately 452 employees of TLP Management Services provided services directly to us. As of March 14, 2017, none of TLP Management Services employees who provide services directly to us were covered by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this annual report in connection with any investment in our securities. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, we might not be able to continue to make distributions on our common units at current levels, or at all. As a result of any of these risks occurring, the market value of our common units representing limited partnership interests could decline, and investors could lose all or a part of their investment.

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

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on earnings, which will be affected by non‑cash items. As a result, we may make cash distributions to our unitholders during periods when we incur net losses and may not make cash distributions to our unitholders during periods when we generate net earnings. We may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally with cash generated by our operations and borrowings under our amended and restated senior secured credit facility. As a result, we may not be able to maintain or grow our quarterly distribution to our unitholders.

We depend upon a relatively small number of customers for a substantial majority of our revenue. A substantial reduction of revenue from one or more of these customers would have a material adverse effect on our financial condition and results of operations.

We expect to derive a substantial majority of our revenue from a small number of significant customers for the foreseeable future.  For example, in 2016 NGL accounted for approximately 23% of our annual revenue.  Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

We are exposed to the credit risks of our significant customers which could affect our creditworthiness. Any material nonpayment or nonperformance by such customers could also adversely affect our financial condition and results of operations.

We have various credit terms with virtually all of our customers, and our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to risks of loss resulting from nonpayment or nonperformance by our significant customers. Some of our significant customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our significant customers could require us to pursue substitute customers for our affected assets or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar revenue. These events could adversely affect our financial condition and results of operations.

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

Many of our terminal facilities are connected to, and rely on, pipelines owned and operated by third parties for the receipt and distribution of refined petroleum products, and such pipeline operators may compete with us, make changes to their transportation service offerings or their pipeline tariffs, or suffer outages or reduced product transportation, which in each case would adversely affect our financial condition and results of operations.

Our Southeast facilities include 22 refined product terminals located along the Plantation and Colonial pipeline systems and primarily receive products from Plantation and Colonial on behalf of our customers. In addition, the Collins/Purvis bulk storage terminal receives from, delivers to, and transfers refined petroleum products between the Colonial and Plantation pipeline systems. In these instances, we depend on our terminals’ connections to such petroleum pipelines owned and operated by third parties to supply our terminal facilities. Our ability to compete in a particular terminal market could be harmed by factors we cannot control, including changes in pipeline service offerings at one or more of our terminals or changes in pipeline tariffs that make alternative third party terminal locations or different transportation options more attractive to our current or prospective customers.

The FERC regulates the rates the pipeline operators can charge, and the terms and conditions they can offer, for interstate transportation service on refined products pipelines that connect to our terminals.  Generally, petroleum products pipelines may change their rates within prescribed levels, which could lead our current or prospective customers to seek alternative delivery methods or destinations. Moreover, we cannot control or predict the amount of refined petroleum products that our customers are able to transport on the third party pipelines connecting into our terminals. The level of throughput on these pipelines can be impacted by a number of factors, including the quality or quantity of refined product produced, pipeline outages or interruptions due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes any of which could negatively impact our customers’ shipments to our terminals. As a result, our revenue and results of operations could be materially adversely affected.

Our continued working capital requirements, distributions to unitholders and expansion programs may require access to additional capital. Tightened credit markets or more expensive capital could impair our ability to maintain or grow our operations, or to fund distributions to our unitholders.

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved capital projects and future expansion, development and acquisition opportunities. Our amended and restated senior secured credit facility provides for a maximum borrowing line of credit equal to $600 million. At December 31, 2016, our outstanding borrowings were $291.8 million. At December 31, 2016, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $40 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted, or we may be unable to maintain or grow the quarterly distribution to our unitholders.

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

Any acquisitions we make are subject to substantial risks, which could adversely affect our financial condition and results of operations.

Any acquisition involves potential risks, including risks that we may:

•	fail to realize anticipated benefits, such as cost‑savings or cash flow enhancements;
•	decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;
•	significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	encounter difficulties operating in new geographic areas or new lines of business;
•	incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;
•	be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;
•	less effectively manage our historical assets because of the diversion of management’s attention; or
•	incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

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
•

a shift by consumers to more fuel‑efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise; or

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

•	make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally;
•	impair our ability to make quarterly distributions to our unitholders; or
•	limit our flexibility in responding to changing business and economic conditions.

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms, or at all.

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

Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	extreme weather conditions, such as hurricanes, tropical storms and rough seas, which are common along the Gulf Coast;
•	explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors; or
•	acts of terrorism or vandalism.

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

Cyber-attacks that circumvent our security measures and other breaches of our information technology systems could disrupt our operations and result in increased costs.

We utilize information technology systems to operate our assets and manage our businesses. A cyber-attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Additionally, we rely on third‑party systems that could also be subject to cyber-attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third‑party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber-attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of the employees of TLP Management Services, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or could disrupt our operations, any of which could adversely affect our results of operations, financial position or cash flows.

Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule and that the costs associated with the project may exceed our estimates or budgeted costs, which could adversely affect our financial condition and results of operations.

The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness or issuing additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

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

Our amended and restated senior secured credit facility matures in March 2022. At December 31, 2016, we had outstanding borrowings of $291.8 million. Our amended and restated senior secured credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.75% to 2.75% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 0.75% to 1.75% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. In the event we are required to refinance our amended and restated senior secured credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations and may impair our ability to make quarterly distributions to our unitholders.

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

TransMontaigne GP is our general partner and manages our operations and activities. TransMontaigne GP is a wholly owned subsidiary of Gulf TLP Holdings, LLC. Gulf TLP Holdings, LLC is a wholly owned subsidiary of ArcLight Energy Partners Fund VI, L.P. and is responsible under our omnibus agreement for providing the personnel who provide support to our operations. Neither our general partner nor its board of directors is elected by our unitholders, and our unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. Furthermore, it may be difficult for unitholders to remove our general partner without its consent because the vote of the holders of at least 66 2/3% of all outstanding common units, including any common units owned by our general partner and its affiliates, but excluding the general partner interest, voting together as a single class, is required to remove our general partner.

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

•

Neither our partnership agreement nor any other agreement requires Gulf TLP Holdings, LLC or ArcLight to pursue a business strategy that favors us. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Gulf TLP Holdings, LLC and ArcLight’s respective directors and officers have fiduciary duties to make decisions in the best interests of those companies, which may be contrary to our interests or the interests of our customers.

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

•

Our partnership agreement permits us to treat a distribution of a certain amount of cash from non‑operating sources such as asset sales, issuances of securities and long‑term borrowings as a distribution of operating surplus instead of capital surplus. The amount that can be distributed in such a  fashion is equal to four times the amount needed for us to pay a quarterly distribution on the common units, the general partner interest and the incentive distribution rights at the same per‑unit distribution amount as the distribution paid in the immediately preceding quarter. As of December 31, 2016, that amount was $55.1 million, $18.7 million of which would go to our general partner in the form of distributions on their general partner interest and incentive distribution rights.

•	Our general partner determines which out‑of‑pocket costs incurred by TLP Management Services are reimbursable by us.
•

Our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services on our behalf.

Upon the expiration or earlier termination of the omnibus agreement, we may incur additional costs to replicate the services currently provided thereunder, in which event our financial condition and results of operations could be materially adversely affected.

Our partnership has no officers or employees and all of our management and operational activities are provided by officers and employees of TLP Management Services, a wholly owned indirect subsidiary of ArcLight. Under the omnibus agreement we pay TLP Management Services an annual administrative fee for the provision of various general and administrative services for our benefit.

The omnibus agreement expires on the earlier to occur of ArcLight ceasing to control our general partner or following at least 24 months’ prior written notice to the other parties. We cannot predict whether a change of control will occur, or whether our general partner will seek to terminate, amend or modify the terms of the omnibus agreement.  Following the expiration or the earlier termination of the omnibus agreement, the partnership will be required to assume directly or indirectly through one or more service providers, the scope of the services provided to the partnership under the omnibus agreement.  If we are unsuccessful in negotiating acceptable terms with a successor service provider, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by ArcLight and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

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

Our general partner may transfer its general partner interest in TransMontaigne Partners to a third party in a merger, a sale of all or substantially all of the general partner's assets or other transaction without the consent of the general partner on behalf of the partnership. Furthermore, our partnership agreement does not restrict the ability of Gulf TLP Holdings, LLC, the sole member of our general partner, from transferring its respective limited liability company interest in our general partner to a third party. The new owner of our general partner could then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.  In that event, our general partner would be able to take steps to protect the interests of the partnership.

Fees due to our general partner and its affiliates for services provided under the omnibus agreement are and will continue to be substantial and will reduce our cash available for distribution to unitholders.

Payments to our general partner are and will continue to be substantial and will reduce the amount of available cash for distribution to unitholders. For the year ended December 31, 2016, we paid affiliates of our general partner an administrative fee of approximately $11.4 million and an additional insurance reimbursement of approximately $3.1 million pursuant to the omnibus agreement.  The administrative fee is subject to increase at the request of ArcLight in the event we acquire or construct facilities. Our general partner and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on‑site at our terminals and pipelines. Our general partner will determine the amount of these expenses.  Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

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

The market price of our common units may be adversely affected by the future issuance and sale of additional common units or by our announcement that such issuances and sales may occur.

We have an effective universal shelf‑registration statement on Form S‑3 and an existing sales agreement filed with the SEC in our Prospectus Supplement to Prospectus dated September 2, 2016, which sales agreement covers “at-the-market” equity issuances that may be made from time to time through our sales agent.  We cannot predict the size of future issuances or sales of our common units, including, pursuant to our outstanding sales agreement, or in connection with future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common units.  In addition, under the sales agreement, the sales agent will not engage in any transactions that stabilize the price of our common units.  The issuance and sale of substantial amounts of common units, including issuances and sales pursuant to the sales agreement, or announcement that such issuances and sales may occur, could adversely affect the market price of our common units.

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

The anticipated after‑tax benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

A publicly‑traded partnership may be treated as a corporation for federal income tax purposes unless its gross income from its business activities satisfies a “qualifying income” requirement under the U.S. tax code. Based upon our current operations, we believe that we qualify to be treated as a partnership for federal income tax purposes under these requirements. While we intend to continue to meet this gross income requirement, we may not find it possible to meet, or may inadvertently fail to meet, these requirements. If we do not meet these requirements for any taxable year, and the IRS does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter.

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

In addition, some states have subjected partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation, and other states may follow this trend. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. For example, under current legislation, we are subject to an entity‑level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas. For the year ended December 31, 2016, we recognized a liability of approximately $0.1 million for the Texas margin tax, which is imposed at a maximum effective rate of 0.75% of our total revenue and tax gains from Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

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

The partnership has previously experienced two deemed technical terminations.  The first deemed technical termination experienced by the partnership was for the period ended December 30, 2007, due to a change in our ownership structure effective December 31, 2007.  The second deemed technical termination experienced by the partnership was for the period ended December 30, 2014, due to post transaction restructuring of NGL’s investment in TransMontaigne LLC, including the conversion of TransMontaigne LLC, TransMontaigne Services LLC and TransMontaigne Product Services LLC from Delaware corporations into Delaware limited liability companies effective December 30, 2014. Further, as a result of TransMontaigne Partners’ technical termination, Frontera also experienced a technical termination on December 30, 2014.  Unrelated to TransMontaigne Partners and Frontera’s technical terminations, BOSTCO experienced a technical termination as of November 26, 2014, caused by the restructuring of Kinder Morgan Energy Partners, L.P. and its affiliates.

Pursuant to the Arclight acquisition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common limited partnership units from NGL.  As a result of this transaction, combined with the Arclight acquisition on February 1, 2016 and the other exchanges of our common units within the 12-month prior period, the partnership experienced a third technical termination as of April 1, 2016.  Further, as a result of TransMontaigne Partners’ technical termination, Frontera also experienced a technical termination on April 1, 2016.  Due to these technical terminations experienced for federal income tax purposes, our partnership and the Frontera joint venture will realize a deferral of cost recovery deductions that will impact each of our unitholders through allocations of an increased amount of federal taxable income (or reduced amount of allocated loss) for the current and subsequent years.

If we are unable to make acquisitions and investments to increase our capital asset base, we may encounter future declines in our tax depreciation, which may cause some unitholders to recognize higher taxable income in respect of their units and adversely affect the tax characteristics of an investment in our units and reduce the market price of our units.

Prior to July 1, 2014, Morgan Stanley indirectly controlled our general partner and was a bank holding company under applicable federal banking law and regulation, which imposed limitations on Morgan Stanley and its affiliates’ ability to conduct certain nonbanking activities. As a result of such regulation, Morgan Stanley informed us in October 2011 that it was unable, or limited in approving any “significant” acquisition or investment. The practical effect of these limitations significantly constrained our ability to expand our asset base and operations through acquisitions from third parties, limiting additions to our capital assets primarily to additions and improvements that we constructed or added to our existing facilities. Although we are no longer under such regulatory constraints, if we do not grow our capital asset base quickly enough to avoid our tax depreciation from declining in the future, some unitholders may recognize higher taxable income. The federal and state tax laws and regulations applicable to an investment in our units are complex and each investor’s tax considerations are likely to be different from those of other investors, so it is impossible to state with certainty the impact of any change on any single investor or group of investors in our units. It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of an investment in our common units. Accordingly, each unitholder or prospective investor in our units is urged to consult with, and depend upon, their tax counsel or other advisor with regard to those matters.

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

For administrative purposes and consistent with other publicly traded partnerships, we generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. If the IRS were to challenge this method, or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

The common units are listed and traded on the New York Stock Exchange under the symbol “TLP.” On February 28, 2017, there were 54 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of unitholders of record.

The following table sets forth, for the periods indicated, the range of high and low per unit sales prices for our common units as reported on the New York Stock Exchange.

	Low	High
January 1, 2015 through March 31, 2015	$30.36	$39.12
April 1, 2015 through June 30, 2015	$31.94	$43.00
July 1, 2015 through September 30, 2015	$26.58	$40.23
October 1, 2015 through December 31, 2015	$20.26	$32.48
January 1, 2016 through March 31, 2016	$25.08	$41.21
April 1, 2016 through June 30, 2016	$35.30	$42.77
July 1, 2016 through September 30, 2016	$38.38	$46.45
October 1, 2016 through December 31, 2016	$36.93	$45.74

DISTRIBUTIONS OF AVAILABLE CASH

The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The following selected financial data for each of the years in the five‑year period ended December 31, 2016, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$164,924	$152,510	$150,062	$158,886	$156,239
Direct operating costs and expenses	(68,415)	(64,033)	(66,183)	(69,390)	(65,964)
General and administrative expenses	(14,823)	(14,857)	(14,662)	(14,874)	(15,590)
Insurance expenses	(4,081)	(3,756)	(3,711)	(3,763)	(3,590)
Reimbursement of bonus awards	(2,540)	(1,303)	(1,500)	(1,250)	(1,250)
Depreciation and amortization	(32,383)	(30,650)	(29,522)	(29,568)	(28,260)
Loss on disposition of assets	—	—	—	(1,294)	—
Earnings (loss) from unconsolidated affiliates	10,029	11,948	4,443	(321)	558
Operating income	52,711	49,859	38,927	38,426	42,143
Other income (expenses):
Interest expense	(7,787)	(7,396)	(5,489)	(2,712)	(2,855)
Amortization of deferred financing costs	(818)	(774)	(975)	(975)	(767)
Foreign currency transaction gain (loss)	—	—	—	(13)	51
Net earnings	44,106	41,689	32,463	34,726	38,572
Less—earnings allocable to general partner interest including incentive distribution rights	(9,340)	(7,506)	(7,167)	(5,929)	(5,157)
Net earnings allocable to limited partners	$34,766	$34,183	$25,296	$28,797	$33,415
Net earnings per limited partner unit—basic	$2.14	$2.12	$1.57	$1.90	$2.31
Net earnings per limited partner unit—diluted	$2.14	$2.12	$1.57	$1.90	$2.31
Other Financial Data:
Net cash provided by operating activities	$79,107	$87,480	$60,929	$64,235	$64,311
Net cash used in investing activities	$(69,089)	$(34,153)	$(50,702)	$(119,958)	$(85,731)
Net cash provided by (used in) financing activities	$(10,106)	$(55,950)	$(10,186)	$52,192	$20,964
Cash distributions declared per common unit attributable to the period	$2.780	$2.665	$2.655	$2.590	$2.550
Balance Sheet Data (at period end):
Property, plant and equipment, net	$416,748	$388,423	$385,301	$407,045	$427,701
Investments in unconsolidated affiliates(1)	$241,093	$246,700	$249,676	$211,605	$105,164
Total assets	$689,694	$656,687	$664,057	$648,432	$569,801
Long-term debt	$291,800	$248,000	$252,000	$212,000	$184,000
Partners’ equity	$372,734	$383,971	$391,465	$408,467	$348,737

(1)

Our investments in unconsolidated affiliates include a 42.5% ownership interest in BOSTCO and a 50% interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel with approximately 7.1 million barrels of storage capacity at a construction cost of approximately $539 million. Our total contributions were approximately $237 million. We funded our payments for BOSTCO primarily utilizing borrowings under our credit facility. The BOSTCO facility began initial commercial operation in the fourth quarter of 2013. Completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred in the third quarter of 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

We are a refined petroleum products terminaling and pipeline transportation company formed in February 2005 as a Delaware limited partnership. We are controlled by our general partner, TransMontaigne GP, which as of February 1, 2016, is a wholly‑owned indirect subsidiary of ArcLight. Prior to February 1, 2016, TransMontaigne LLC, a wholly owned subsidiary of NGL, owned all of the issued and outstanding ownership interests of TransMontaigne GP. At December 31, 2016, our operations are composed of:

•

Eight refined product terminals located in Florida (“Gulf Coast terminals”), with an aggregate active storage capacity of approximately 6.9 million barrels, that provide integrated terminaling services to NGL, RaceTrac Petroleum Inc., Glencore Ltd., Trafigura, World Fuel Services Corporation, ExxonMobil Oil Corporation, United States Government, Motiva Enterprises LLC, and other distribution and marketing companies.

•

A 67‑mile interstate refined products pipeline, which we refer to as the Razorback pipeline, that transports gasoline and distillates for customers of Magellan Pipeline Company, L.P. from our two refined product terminals, one located in Mount Vernon, Missouri and the other located in Rogers, Arkansas, which we refer to as our Razorback terminals. These terminals have an aggregate active storage capacity of approximately 421,000 barrels and are leased to Magellan Pipeline Company, L.P. under a ten-year capacity agreement.

•

One crude oil terminal located in Cushing, Oklahoma with an aggregate active storage capacity of approximately 1.0 million barrels that provides integrated terminaling services to Castleton Commodities International LLC.

•

One refined product terminal located in Oklahoma City, Oklahoma, with aggregate active storage capacity of approximately 0.2 million barrels, that provides integrated terminaling services to a third party distribution and marketing company.

•

One refined product terminal located in Brownsville, Texas with aggregate active storage capacity of approximately 0.9 million barrels that provides integrated terminaling services to Nieto Trading, B.V., PMI Trading Ltd. and other distribution and marketing companies.

•

A 16‑mile LPG pipeline, which we refer to as the Diamondback pipeline, that extends from our Brownsville, Texas facility to the U.S./Mexico border. At the U.S border the Diamondback pipeline connects to a pipeline and storage terminal in Matamoros, Mexico, owned by Nieto Trading, B.V.

•

A pipeline leased from the Seadrift Pipeline Corporation, which we refer to as the Ella‑Brownsville pipeline. The pipeline transports LPG from two points of origin to our terminal in Brownsville: from the King Ranch in Kleberg County, Texas owned and operated by a third party for 121 miles to Brownsville and an additional 11 miles beginning near the King Ranch terminus to the DCP LaGloria Gas Plant in Jim Wells County, Texas.

•

A 50/50 joint venture with PMI, an indirect subsidiary of PEMEX, for the operation of the Frontera light petroleum products terminal located in Brownsville, Texas with an aggregate active storage capacity of approximately 1.5 million barrels that provides services to PMI Trading Ltd. and other distribution and marketing companies.

•

A 42.5%, general voting, Class A Member ownership interest in BOSTCO. BOSTCO is a new fully subscribed, 7.1 million barrel terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. The BOSTCO facility began initial commercial operations in the fourth quarter of 2013.  Completion of the approximately 7.1 million barrels of storage capacity and related infrastructure occurred at the end of the third quarter of 2014.

•

Twelve refined product terminals located along the Mississippi and Ohio rivers (“River terminals”) with aggregate active storage capacity of approximately 2.7 million barrels and the Baton Rouge, Louisiana dock facility that provide integrated terminaling services to Valero Marketing and Supply Company and other distribution and marketing companies.

•

Twenty‑two refined product terminals located along the Colonial and Plantation pipelines (“Southeast terminals”) with aggregate active storage capacity of approximately 11.0 million barrels that provides integrated terminaling services to NGL, Castleton Commodities International LLC and the United States Government.

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

Our customer base has diversified over the past couple of years away from affiliates to third party customers. As of December 31, 2016 affiliates are no longer our largest customers and our agreements with them do not provide a substantial amount of our revenue. Our revenue from affiliates represents approximately 5%, 28% and 49%,  of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and is primarily earned pursuant to terminaling services agreements. (See Note 2 of Notes to consolidated financial statements).

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

Change in control of the ownership of our general partner. Effective February 1, 2016, NGL consummated the sale of its indirect 100% ownership interest in TransMontaigne GP to ArcLight for $350 million in cash. TransMontaigne GP is our general partner and holds a 2% general partner interest and incentive distribution rights. The ArcLight acquisition resulted in a change in control of our partnership. The February 1, 2016 ArcLight acquisition did not involve any of our limited partnership units held by the public, and our limited partnership units continue to trade on the New York Stock Exchange. In addition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common LP units from NGL. With the purchase of the common units, ArcLight has a significant interest in our partnership through their ownership of the general partner interest, the incentive distribution rights and approximately 20% of the limited partner interests.

ArcLight is one of the leading private equity firms focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $17 billion across multiple energy cycles in more than 100 investments. Headquartered in Boston, Massachusetts with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to our operations.

Upon the closing of the ArcLight acquisition,  Atanas H. Atanasov, Benjamin Borgen, Brian Cannon and Donald M. Jensen, each employees of NGL, resigned from the board of directors of our general partner. To fill the vacancies resulting from the resignation of the NGL directors, Daniel R. Revers, Kevin M. Crosby and Lucius H. Taylor, each employees of ArcLight, were appointed to the board of directors of our general partner effective February 1, 2016. On February 22, 2016, Theodore D. Burke, an employee of ArcLight, was appointed to the board of directors of our general partner. On July 19, 2016, Robert A. Burk and Lawrence C. Ross notified the partnership of their intention to resign from the board of directors of our general partner and the audit, compensation and conflicts committees thereof, effective July 21, 2016. On July 21, 2016 the board of directors of our general partner appointed Jay A. Wiese and Barry E. Welch to serve as independent members of the board of directors of our general partner. Mr. Wiese was elected to serve as the chairman of the compensation committee of our general partner and as a member of the audit and conflicts committees.  Mr. Welch was elected to serve as the chairman of the conflicts committee of our general partner and as a member of the audit and compensation committees.

In connection with the  ArcLight acquisition, our Southeast terminaling services agreement with NGL was amended to extend the term of the agreement through July 31, 2040 at the prevailing contract rate terms contained within the agreement. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement. In addition, we also entered into a second amended and restated omnibus agreement to assign it from TransMontaigne LLC to ArcLight and remove certain legacy provisions that were no longer applicable to our partnership. Under the second amended and restated omnibus agreement, we pay ArcLight (and prior to the ArcLight acquisition, we paid TransMontaigne LLC, a wholly owned subsidiary of NGL) an administrative fee for the provision of certain management, legal, accounting, tax, corporate staff, engineering and other support services. The second amended and restated omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of us or ArcLight, following at least 24 months’ prior written notice to the other party of the intent to terminate the agreement. The amendment did not change the financial terms, substantive rights or obligations of the parties under the omnibus agreement.

Expansion of the Collins/Purvis bulk storage terminal.    We previously entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new storage capacity at our Collins/Purvis, Mississippi bulk storage terminal.  The revenue associated with these agreements will come on-line upon completion of the construction of the new tank capacity. In December 2016, we placed into service 0.9 million barrels of the 2.0 million barrels of new tank capacity, and in February 2017 we placed into service an additional 0.3 million barrels. Completion of the remaining 0.8 million barrels of new tank capacity will occur in various stages through the second quarter of 2017.  The anticipated aggregate cost of the 2.0 million barrels of new capacity is approximately $75 million. Construction of the Collins/Purvis expansion project commenced in the first quarter of 2016, and we have spent approximately $46 million as of February 28, 2017. Our Collins/Purvis terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems.  Our facility has current active storage capacity of approximately 4.6 million barrels and is expected to increase to approximately 5.4 million barrels once the remaining 0.8 million barrels of tankage is completed.  We have also begun the process of permitting an additional 5.0 million barrels of capacity for future construction at our Collins/Purvis terminal and are in active discussions with several potential customers regarding this potential future capacity.

Commercial re-contracting activity.  Effective January 1, 2016, we re-contracted for an additional five years 2.7 million barrels of existing product storage capacity at our Collins/Purvis, Mississippi bulk storage terminals to an existing third-party customer. The new agreement contains an increase to the minimum throughput payments and is anticipated to generate additional minimum throughput revenue of $4.6 million annually.

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

Quarterly distributions.    On January 16, 2017, we announced a distribution of $0.71 per unit for the period from October 1, 2016 through December 31, 2016.  This distribution was paid on February 8, 2017 to unitholders of record on January 31, 2017.  On October 17, 2016, we announced a distribution of $0.70 per unit for the period from July 1, 2016 through September 30, 2016. This distribution was paid on November 7, 2016 to unitholders of record on October 31, 2016. On July 18, 2016, we announced a distribution of $0.69 per unit for the period from April 1, 2016 through June 30, 2016. This distribution was paid on August 8, 2016 to unitholders of record on July 29, 2016. On April 18, 2016, we announced a distribution of $0.68 per unit for the period from January 1, 2016 through March 31, 2016.  This distribution was paid on May 9, 2016 to unitholders of record on April 29, 2016.

Credit facility upsize and extension.  On March 13 2017, we amended and restated our credit facility to extend the maturity date to March 31, 2022 and increase the maximum borrowing line of credit from $400 million to $600 million, and allow for up to $175 million in additional future “permitted JV investments”, which may include additional investments in BOSTCO. The amendment allows for, at our request, the maximum borrowing line of credit to be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin, or (ii) at the base rate plus a margin. The amendment decreased the rate of LIBOR plus a margin from a range of 2% to 3% to 1.75% to 2.75% depending on the total leverage ratio then in effect and decreased the base rate plus a margin from 1% to 2% to 0.75% to 1.75% depending on the total leverage ratio then in effect.

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

General and administrative expenses.  The general and administrative expenses of our operations include an administrative fee paid to the owner of TransMontaigne GP for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan.

Insurance expenses. Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

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

Accrued environmental obligations.  At December 31, 2016, we have an accrued liability of approximately $2.1 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Terminaling services fees	$126,090	$114,235	$111,857
Pipeline transportation fees	6,789	6,613	3,314
Management fees and reimbursed costs	8,844	7,626	7,053
Other	23,201	24,036	27,838
Revenue	$164,924	$152,510	$150,062

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$56,710	$53,708	$55,209
Midwest terminals and pipeline system	11,201	11,422	11,813
Brownsville terminals	25,485	25,703	21,439
River terminals	12,578	10,194	9,308
Southeast terminals	58,950	51,483	52,293
Revenue	$164,924	$152,510	$150,062

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

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$45,903	$42,049	$43,777
Midwest terminals and pipeline system	8,590	8,330	8,164
Brownsville terminals	8,234	8,037	6,280
River terminals	9,664	9,316	8,566
Southeast terminals	53,699	46,503	45,070
Terminaling services fees	$126,090	$114,235	$111,857

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2016 includes an increase of approximately $1.4 million resulting from the majority of the light oil tankage at our Port Manatee, Florida terminal being offline for approximately four months during the year ended December 31, 2015 in order to complete enhancements for a new customer at this facility. The enhanced tankage at Port Manatee became available to the third party customer in July of 2015. The increase in terminaling services fees at our Gulf Coast terminals also includes an increase of approximately $1.1 million resulting from the acquisition of the Port Everglades, Florida hydrant system on January 28, 2016 and an increase of approximately $0.8 million due to re-contracting our bunker fuel capacity at Port Manatee, vacant since May 31, 2014, to third party customers. The decrease in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes a decrease of approximately $1.1 million, resulting from an affiliate terminating its bunker fuels agreement at our Fisher Island, Cape Canaveral and Port Manatee, Florida terminals effective December 31, 2013, May 31, 2014 and May 31, 2014, respectively. Towards the end of 2014 and beginning in 2015, we were able to re-contract the bunker fuel capacity at our Cape Canaveral and Fisher Island terminals to third parties at similar rates to the preceding agreements. We re‑contracted our bunker fuel capacity at Port Manatee on June 4, 2016 and July 16, 2016.

The increase in terminaling services fees at our Brownsville terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes an increase of approximately $1.2 million due to additional LPG throughput resulting from the King Ranch gas plant becoming operational again in late November 2014. The plant, which was owned and operated by a third party, had been shut down since November 2013 due to a fire. The impact of the King Ranch gas plant fire is further discussed below in pipeline transportation fees. The increase in terminaling services fees at our Brownsville terminals also includes an increase of approximately $0.6 million resulting from us contracting 110,000 barrels of available capacity to a third party for a three year term commencing in May of 2015. The majority of this capacity had been vacant since the first quarter of 2014.

The increase in terminaling services fees at our Southeast terminals for the year ended December 31, 2016 includes an increase of approximately $4.6 million resulting from us entering into a new five year agreement with a third party customer for approximately 2.7 million barrels of existing capacity at our Collins/Purvis, Mississippi bulk storage terminal, commencing January 1, 2016. The new agreement replaced the previous agreement we had with the third party customer for this tankage and contains an increase to the minimum throughput fees. The increase in terminaling services fees at our Southeast terminals also includes an increase of approximately $1.3 million from us entering into a new five year agreement with a third party customer for approximately 1.2 million barrels of existing and new capacity at our Collins/Purvis, Mississippi bulk storage terminal, commencing January 1, 2016. The majority of the approximately 1.2 million barrels of capacity represents new construction placed into service in December 2016.

Included in terminaling services fees for the years ended December 31, 2016, 2015 and 2014 are fees charged to affiliates of approximately $3.1 million, $34.8 million and $59.0 million, respectively.

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

	Firm Commitments and Variable Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Firm commitments:
External customers	$113,484	$75,218	$49,024
Affiliates	2,857	31,856	58,226
Total	116,341	107,074	107,250
Variable:
External customers	9,486	4,169	3,789
Affiliates	263	2,992	818
Total	9,749	7,161	4,607
Terminaling services fees	$126,090	$114,235	$111,857

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2016 were as follows (in thousands):

Less than 1 year remaining	$8,875
1 year or more, but less than 3 years remaining	40,852
3 years or more, but less than 5 years remaining	32,187
5 years or more remaining	34,427
Total firm commitments for the year ended December 31, 2016	$116,341

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

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,732	1,694	1,569
Brownsville terminals	5,057	4,919	1,745
River terminals	—	—	—
Southeast terminals	—	—	—
Pipeline transportation fees	$6,789	$6,613	$3,314

The increase in pipeline transportation fees at our Brownsville terminals for the year ended December 31, 2015 as compared to the year ended December 31, 2014 resulted from a November 2013 fire that shut down for approximately one full year the King Ranch natural gas processing plant in Kleberg County, Texas, which was owned and operated by a third party. The plant supplies a significant amount of LPG, to our third party customer who transports LPG on our Ella‑Brownsville and Diamondback pipelines and has contracted for the LPG storage capacity at our Brownsville terminals.

Included in pipeline transportation fees for the years ended December 31, 2016, 2015 and 2014 are fees charged to affiliates of approximately $nil, $nil and $0.2 million, respectively.

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

	Management Fees and Reimbursed Costs
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$1,108	$897	$986
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	7,326	6,729	6,067
River terminals	—	—	—
Southeast terminals	410	—	—
Management fees and reimbursed costs	$8,844	$7,626	$7,053

Included in management fees and reimbursed costs for the years ended December 31, 2016, 2015 and 2014 are fees charged to affiliates of approximately $5.0 million, $4.4 million and $4.4 million, respectively.

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

	Principal Components of Other Revenue
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Product gains	$6,746	$7,526	$13,102
Steam heating fees	2,811	4,042	4,411
Product transfer services	1,135	1,371	1,524
Butane blending fees	1,810	1,360	420
Railcar handling	293	565	652
Other	10,406	9,172	7,729
Other revenue	$23,201	$24,036	$27,838

For the years ended December 31, 2016, 2015 and 2014, we sold approximately 119,000, 117,000 and 140,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $57, $64 and $106 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we rebate our customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the years ended December 31, 2016 and 2015, we have accrued a liability due to our customer of approximately $nil, representing our rebate liability. In January 2015, we paid approximately $1.8 million to our customer for the rebate due for the year ended December 31, 2014.

The change in steam heating fees, product transfer services and railcar handling, includes a decrease of approximately $2.2 million at our Brownsville terminals resulting from a third party customer terminating its agreement at the Brownsville terminals effective February 6, 2016. We recontracted a significant portion of the associated storage capacity effective September 1, 2016, but do not expect to earn as much in ancillary services under the new agreement.

The increase in other, included in other revenue, for the year ended December 31, 2016 includes an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer, an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer and an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer. The increase in other, included in other revenue, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes an approximately $2.6 million one-time early contract termination payment at our Gulf Coast terminals.

Included in other revenue for the years ended December 31, 2016, 2015 and 2014 are amounts charged to affiliates of approximately $0.3 million, $3.7 million and $10.6 million, respectively.

The other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$9,699	$10,762	$10,446
Midwest terminals and pipeline system	879	1,398	2,080
Brownsville terminals	4,868	6,018	7,347
River terminals	2,914	878	742
Southeast terminals	4,841	4,980	7,223
Other revenue	$23,201	$24,036	$27,838

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

	Direct Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Wages and employee benefits	$24,119	$22,348	$22,967
Utilities and communication charges	7,677	7,607	8,075
Repairs and maintenance	15,432	14,657	17,174
Office, rentals and property taxes	9,494	9,169	9,179
Vehicles and fuel costs	838	964	1,198
Environmental compliance costs	3,403	2,618	2,642
Other	7,452	6,670	4,948
Direct operating costs and expenses	$68,415	$64,033	$66,183

The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast terminals	$22,952	$19,147	$19,426
Midwest terminals and pipeline system	3,220	3,000	3,134
Brownsville terminals	11,338	12,152	14,253
River terminals	7,957	7,126	7,976
Southeast terminals	22,948	22,608	21,394
Direct operating costs and expenses	$68,415	$64,033	$66,183

General and administrative expenses include an administrative fee paid to the owner of TransMontainge GP for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontainge GP for the years ended December 31, 2016, 2015 and 2014 were approximately $11.4 million, $11.3 million and $11.1 million, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees, independent director fees and equity‑based compensation expense under the long-term incentive plan. The direct general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were approximately $3.4 million, $3.6 million and $3.5 million, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontainge GP for insurance policies purchased on our behalf to cover our facilities and operations. For the years ended December 31, 2016, 2015 and 2014, the insurance expense paid to the owner of TransMontaigne GP was approximately $3.1 million, $3.8 million and $3.7 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the years ended December 31, 2016, 2015 and 2014, the expense associated with insurance contracted directly by us was $1.0 million, $nil and $nil, respectively.

Reimbursement of bonus awards includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $2.5 million, $1.3 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in reimbursement of bonus awards expense is primarily attributable to a portion of the 2015 grants vesting upon the change in control of our general partner as a result of the ArcLight acquisition, effective February 1, 2016.

Depreciation and amortization expenses for the years ended December 31, 2016, 2015 and 2014 were approximately $32.4 million, $30.7 million and $29.5 million, respectively.

Interest expense for the years ended December 31, 2016, 2015 and 2014 was approximately $7.8 million, $7.4 million and $5.5 million, respectively. The increase in interest expense is primarily attributable to us no longer capitalizing interest on our investment in BOSTCO, as it was placed into service throughout the first three quarters of 2014.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2016, 2015 and 2014, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,
	2016	2015	2016	2015
BOSTCO	42.5%	42.5%	$217,941	$223,214
Frontera	50%	50%	23,152	23,486
Total investments in unconsolidated affiliates			$241,093	$246,700

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$6,933	$9,968	$3,853
Frontera	3,096	1,980	590
Total earnings from investments in unconsolidated affiliates	$10,029	$11,948	$4,443

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$2,125	$4,226	$43,635
Frontera	100	500	46
Additional capital investments in unconsolidated affiliates	$2,225	$4,726	$43,681

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$14,331	$16,900	$7,749
Frontera	3,530	2,749	2,304
Cash distributions received from unconsolidated affiliates	$17,861	$19,649	$10,053

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$79,107	$87,480	$60,929
Net cash used in investing activities	$(69,089)	$(34,153)	$(50,702)
Net cash used in financing activities	$(10,106)	$(55,950)	$(10,186)

The decrease in net cash provided by operating activities includes a decrease in distributions received from our investment in BOSTCO, which is primarily attributable to a one-time gain resulting from a contract buy-out by one of the BOSTCO customers in April of 2015. Our share of the gain in the prior year was approximately $3.4 million, which we received in cash as a component of our third quarter 2015 distribution from BOSTCO. The change in net cash provided by operating activities was also impacted by the timing of working capital requirements and increased net margins.

The increase in net cash used in investing activities includes an increase of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system and an increase of approximately $25.4 million in capital expenditures, primarily related to the construction of approximately 2.0 million barrels of new storage capacity at our Collins/Purvis, Mississippi bulk storage terminal. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the first quarter of 2018. At December 31, 2016, the remaining expenditures to complete the approved projects are estimated to be approximately $40 million, which primarily relates to the remaining construction costs associated with the approximately 2.0 million barrels of new storage capacity at our Collins/Purvis bulk storage terminal.

The decrease in net cash used in financing activities includes an increase of $47.8 million in net borrowings under our credit facility to help fund the increase in investing activities.

Third amended and restated senior secured credit facility.    On March 13, 2017, we entered into the third amended and restated senior secured credit facility, or the “credit facility”, that provides for a maximum borrowing line of credit equal to $600 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 31, 2022.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2016, our outstanding borrowings under the credit facility were $291.8 million.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event we issue senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on a non-GAAP, defined financial performance measure within the credit facility known as “Consolidated EBITDA.” The calculation of the “total leverage ratio” and “interest coverage ratio” contained in the credit facility is as follows (in thousands, except ratios):

					Twelve months
	Three months ended				ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$24,082	$23,146	$23,473	$25,488	$96,189
Consolidated funded indebtedness					$291,800
Total leverage ratio					3.03	x
Consolidated EBITDA for the interest coverage ratio	$24,082	$23,146	$23,473	$25,488	$96,189
Consolidated interest expense, as stipulated in the credit facility (1)	$1,998	$2,027	$2,045	$2,061	$8,131
Interest coverage ratio					11.83	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$24,082	$23,146	$23,473	$25,488	$96,189
Consolidated interest expense	(2,792)	(2,368)	(1,467)	(1,160)	(7,787)
Unrealized loss (gain) on derivative instruments	794	341	(578)	(901)	(344)
Amortization of deferred revenue	(198)	(122)	(108)	180	(248)
Change in operating assets and liabilities	(1,643)	2,652	597	(10,309)	(8,703)
Cash flows provided by operating activities	$20,243	$23,649	$21,917	$13,298	$79,107

(1)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

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

Common unit offering program.  On September 2, 2016, the SEC declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. As with the prior shelf registration statement, the new shelf registration statement allows us to issue common units and debt securities. In connection with the shelf registration statement, we established a common unit offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $50 million. We intend to use the net proceeds from any equity sales pursuant to the common unit offering program, after deducting the agent’s commissions and the partnership’s offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, capital expenditures, working capital or acquisitions. To date we have issued no common units or debt securities under the common unit offering program or the registration statement.

Contractual obligations and contingencies.  We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2016 are as follows (in thousands):

	Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter
Additions to property, plant and equipment under contract	$15,972	$—	$—	$—	$—	$—
Operating leases—property and equipment	3,914	1,667	1,653	1,500	1,431	3,612
Long-term debt (1)	—	291,800	—	—	—	—
Interest expense on debt (2)	9,338	5,447	—	—	—	—
Total contractual obligations to be settled in cash	$29,224	$298,914	$1,653	$1,500	$1,431	$3,612

(1)	Subsequent to December 31, 2016, the credit facility was upsized and extended to March 31, 2022 (see Note 20 of Notes to consolidated financial statements).
(2)

Assumes that our outstanding long‑term debt at December 31, 2016 remains outstanding until its maturity date under our credit facility and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2016, which is 3.2% per year.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our credit facility, and our relationship with institutional lenders and equity investors should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2016, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At December 31, 2016, we had outstanding borrowings of $291.8 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at December 31, 2016, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.7 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. Pursuant to our Southeast terminaling services agreement, we rebate to our customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the years ended December 31, 2016, 2015 and 2014, we sold approximately 119,000, 117,000 and 140,000 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of $57, $64 and $106 per barrel, respectively.

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
Denver, Colorado

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransMontaigne Partners L.P and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 14, 2017

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$593	$681
Trade accounts receivable, net	9,297	5,973
Due from affiliates	653	1,080
Other current assets	9,903	2,410
Total current assets	20,446	10,144
Property, plant and equipment, net	416,748	388,423
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	241,093	246,700
Other assets, net	2,922	2,935
	$689,694	$656,687
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$7,928	$10,874
Accrued liabilities	13,998	11,111
Total current liabilities	21,926	21,985
Other liabilities	3,234	2,731
Long-term debt	291,800	248,000
Total liabilities	316,960	272,716
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,137,650 units issued and outstanding at December 31, 2016 and 16,124,566 units issued and outstanding at December 31, 2015)	320,042	326,224
General partner interest (2% interest with 329,339 equivalent units outstanding at December 31, 2016 and 329,073 equivalent units outstanding at December 31, 2015)	52,692	57,747
Total partners’ equity	372,734	383,971
	$689,694	$656,687

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of income

(In thousands, except per unit amounts)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Revenue:
External customers	$156,506	$109,557	$75,909
Affiliates	8,418	42,953	74,153
Total revenue	164,924	152,510	150,062
Operating costs and expenses and other:
Direct operating costs and expenses	(68,415)	(64,033)	(66,183)
General and administrative expenses	(14,823)	(14,857)	(14,662)
Insurance expenses	(4,081)	(3,756)	(3,711)
Reimbursement of bonus awards expense	(2,540)	(1,303)	(1,500)
Depreciation and amortization	(32,383)	(30,650)	(29,522)
Earnings from unconsolidated affiliates	10,029	11,948	4,443
Total operating costs and expenses and other	(112,213)	(102,651)	(111,135)
Operating income	52,711	49,859	38,927
Other expenses:
Interest expense	(7,787)	(7,396)	(5,489)
Amortization of deferred financing costs	(818)	(774)	(975)
Total other expenses	(8,605)	(8,170)	(6,464)
Net earnings	44,106	41,689	32,463
Less—earnings allocable to general partner interest including incentive distribution rights	(9,340)	(7,506)	(7,167)
Net earnings allocable to limited partners	$34,766	$34,183	$25,296
Net earnings per limited partner unit—basic	$2.14	$2.12	$1.57
Net earnings per limited partner unit—diluted	$2.14	$2.12	$1.57

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2013	$350,505	$57,962	$408,467
Distributions to unitholders	(42,561)	(7,283)	(49,844)
Equity-based compensation	721	—	721
Purchase of 8,004 common units by our long-term incentive plan	(342)	—	(342)
Issuance of 20,500 common units due to vesting of restricted phantom units	—	—	—
Net earnings for year ended December 31, 2014	25,296	7,167	32,463
Balance December 31, 2014	333,619	57,846	391,465
Distributions to unitholders	(42,897)	(7,605)	(50,502)
Equity-based compensation	1,411	—	1,411
Purchase of 2,668 common units by our long-term incentive plan	(92)	—	(92)
Net earnings for year ended December 31, 2015	34,183	7,506	41,689
Balance December 31, 2015	326,224	57,747	383,971
Distributions to unitholders	(44,211)	(8,898)	(53,109)
Equity-based compensation	3,128	—	3,128
Issuance of 19,008 common units by our long-term incentive plan	135	—	135
Issuance of 2,094 common units by our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	9	9
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for year ended December 31, 2016	34,766	9,340	44,106
Balance December 31, 2016	$320,042	$52,692	$372,734

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows

(In thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$44,106	$41,689	$32,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,383	30,650	29,522
Earnings from unconsolidated affiliates	(10,029)	(11,948)	(4,443)
Distributions from unconsolidated affiliates	17,861	19,649	10,053
Equity-based compensation	3,263	1,411	721
Amortization of deferred financing costs	818	774	975
Amortization of deferred revenue	(248)	(1,268)	(2,437)
Unrealized (gain) on derivative instruments	(344)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(2,987)	3,386	(2,838)
Due from affiliates	427	236	941
Other current assets	(7,082)	655	413
Amounts due under long-term terminaling services agreements, net	337	1,144	1,298
Deposits	(193)	(19)	—
Trade accounts payable	(2,092)	(155)	615
Accrued liabilities	2,887	1,276	(6,354)
Net cash provided by operating activities	79,107	87,480	60,929
Cash flows from investing activities:
Acquisition of terminal assets	(12,000)	—	—
Investments in unconsolidated affiliates	(2,225)	(4,726)	(43,681)
Capital expenditures	(54,864)	(29,427)	(7,021)
Net cash used in investing activities	(69,089)	(34,153)	(50,702)
Cash flows from financing activities:
Borrowings of debt under credit facility	199,900	101,900	136,700
Repayments of debt under credit facility	(156,100)	(105,900)	(96,700)
Deferred financing costs	(395)	(1,356)	—
Deferred shelf registration costs	(411)	—	—
Distributions paid to unitholders	(53,109)	(50,502)	(49,844)
Purchase of common units by our long-term incentive plan	—	(92)	(342)
Contribution of cash by TransMontaigne GP	9	—	—
Net cash used in financing activities	(10,106)	(55,950)	(10,186)
Increase (decrease) in cash and cash equivalents	(88)	(2,623)	41
Cash and cash equivalents at beginning of period	681	3,304	3,263
Cash and cash equivalents at end of period	$593	$681	$3,304
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,097	$7,298	$5,496
Property, plant and equipment acquired with accounts payable	$5,114	$5,966	$1,273

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2016, 2015 and 2014

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

We are controlled by our general partner, TransMontaigne GP (“TransMontaigne GP”), which as of February 1, 2016 is a wholly‑owned indirect subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). Prior to February 1, 2016, TransMontaigne LLC, a wholly-owned subsidiary of NGL Energy Partners LP (“NGL”), owned all the issued and outstanding ownership interests of TransMontaigne GP.

Prior to July 1, 2014, Morgan Stanley Capital Group Inc. (“Morgan Stanley Capital Group”), a wholly‑owned subsidiary of Morgan Stanley and the principal commodities trading arm of Morgan Stanley, owned all of the issued and outstanding capital stock of TransMontaigne LLC, and, as a result, Morgan Stanley was the indirect owner of our general partner.  Effective July 1, 2014, Morgan Stanley consummated the sale of its 100% ownership interest in TransMontaigne LLC to NGL. In addition to the sale of our general partner to NGL, NGL assumed Morgan Stanley Capital Group’s obligations under our light-oil terminaling services agreements in Florida and the Southeast regions, excluding the Collins/Purvis, Mississippi bulk storage terminals, which we refer to collectively as the “NGL acquisition”. Terminaling services agreements for our Collins/Purvis, Mississippi bulk storage and Cushing, Oklahoma terminals remained with Morgan Stanley Capital Group until October 30, 2015, at which time Morgan Stanley sold its global physical oil merchanting business to Castleton Commodities International LLC and Morgan Stanley Capital Group, with our consent, assigned its terminaling services agreements with us to Castleton Commodities International LLC.

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

Years ended December 31, 2016, 2015 and 2014

(c) Accounting for terminal and pipeline operations

In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. We generate revenue from terminaling services fees, transportation fees, management fees and cost reimbursements, fees from other ancillary services and gains from the sale of refined products. Terminaling services revenue is recognized ratably over the term of the agreement for storage fees and minimum revenue commitments that are fixed at the inception of the agreement and when product is delivered to the customer for fees based on a rate per barrel of throughput; pipeline transportation revenue is recognized when the product has been delivered to the customer at the specified delivery location; management fee revenue and cost reimbursements are recognized as the services are performed or as the costs are incurred; ancillary service revenue is recognized as the services are performed; and gains from the sale of refined products are recognized when the title to the product is transferred.

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the net product gained. For the years ended December 31, 2016, 2015 and 2014, we recognized revenue of approximately $6.7 million, $7.5 million and $13.1 million, respectively, for net product gained. Within these amounts, approximately $0.3 million, $2.9 million and $7.5 million, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

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

(h) Asset retirement obligations

Asset retirement obligations are legal obligations associated with the retirement of long‑lived assets that result from the acquisition, construction, development or normal use of the asset. Generally accepted accounting principles require that the fair value of a liability related to the retirement of long‑lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long‑lived assets consist of above‑ground storage facilities and underground pipelines. We are unable to predict if and when these long‑lived assets will become completely obsolete and require dismantlement. We have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long‑lived asset subject to legal obligation is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

(i)  Equity based compensation

Generally accepted accounting principles require us to measure the cost of services received in exchange for an award of equity instruments based on the measurement‑date fair value of the award. That cost is recognized during the period services are provided in exchange for the award.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Note 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

We did not have any derivative instruments at December 31, 2014. At December 31, 2016 and 2015, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million and $75.0 million, respectively. Our derivative instruments at December 31, 2016 expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data. At December 31, 2016 and 2015, the fair value of our interest rate swaps was approximately $0.3 million and $nil, respectively.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow through to our unitholders.

(l) Net earnings per limited partner unit

Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are calculated under the two-class method and accordingly are net of the earnings allocable to the general partner interest and distributions payable to any restricted phantom units granted under our equity based compensation plans that participate in our distributions. The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner’s share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period and any potential dilutive securities outstanding during the period.

(m) Comprehensive Income

Entities that report items of other comprehensive income have the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As the Company has no components of comprehensive income other than net income (loss), no statement of comprehensive income has been presented.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(n) Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and allows for both retrospective and modified retrospective methods of adoption. While we are currently evaluating the impact of ASU 2014-09 and all related ASU’s on a representative sample of individual customer contracts. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We are continuing our evaluation to determine the impact on our consolidated financial condition and results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipt and Cash Payments, to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.    On May 27, 2005 we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement has been subsequently amended from time to time. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, we entered into the second  amended and restated omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings LLC, an ArcLight subsidiary, to waive the automatic termination that would have occurred at such time as TransMontaigne LLC ceased to control our general partner and to remove certain legacy provisions that were no longer applicable to the Partnership. The omnibus agreement will continue in effect until the earlier of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2016, 2015 and 2014, the annual administrative fee paid to the owner of TransMontaigne GP was approximately $11.4 million, $11.3 million and $11.1 million, respectively. If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

facilities, subject to approval by the conflicts committee of our general partner. The administrative fee is recognized as a component of general and administrative expense and encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP for insurance policies purchased on our behalf to cover our facilities and operations. For the years ended December 31, 2016, 2015 and 2014, the insurance expense paid to the owner of TransMontaigne GP was approximately $3.1 million, $3.8 million and $3.7 million, respectively. Beginning October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the years ended December 31, 2016, 2015 and 2014, the expense associated with insurance contracted directly by us was $1.0 million, $nil and $nil, respectively. We also pay the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for incentive bonus awards made to key employees under the owner’s savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the plan. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted. For the years ended December 31, 2016, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $2.5 million, $1.3 million and $1.5 million, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after December 31, 2007.

In connection with our acquisition of the Pensacola terminal on March 1, 2011, TransMontaigne LLC agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before March 1, 2016, and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. TransMontaigne LLC’s maximum liability for this indemnification obligation is $2.5 million. TransMontaigne LLC has no obligation to indemnify us for losses until such aggregate losses exceed $200,000. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after March 1, 2011.

The forgoing environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner.

Terminaling services agreement—Brownsville terminals.  In September 2016, we entered into a terminaling services agreement with Frontera relating to our Brownsville, Texas facility that will expire in June 2019, subject to a two-year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Frontera has agreed to throughput a volume of light oil product at our terminal that, at the fee schedule contained in the agreement, will result in minimum throughput payments to us of approximately $1.3 million per year. In exchange for its minimum throughput commitment, we have agreed to provide Frontera with approximately 151,000 barrels of storage capacity.

For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.5 million, $nil and $nil, respectively, of revenue related to this agreement.

Direct transfer agreement—Brownsville terminals.  In September 2012, we entered into a direct transfer agreement with Frontera relating to our Brownsville, Texas facility. Under this agreement, Frontera agreed to provide services to us related to the use of certain Frontera assets. This agreement was terminated on August 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.2 million, $0.4 million and $0.7 million, respectively, of expense related to this agreement.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in Frontera Brownsville LLC joint venture, or “Frontera”. We have agreed to operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $5.0 million, $4.4 million and $4.0 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreement—Florida and Midwest terminals. In connection with the NGL acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement for light oil terminaling capacity at our Florida terminals. Effective September 16, 2014, we amended our long-term terminaling services agreement with a third party customer to include the use of gasoline, ethanol and diesel tankage at our Cape Canaveral, Port Manatee and Port Everglades South terminals. Simultaneous with the entry into the

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

agreement, we amended the Florida and Midwest terminaling services agreement to immediately terminate NGL’s obligations at our Cape Canaveral and Port Everglades South terminals, and to terminate NGL’s obligation at our Port Manatee terminal effective March 14, 2015.  The tankage at Cape Canaveral and Port Everglades South became available to the third party on September 16, 2014.  The tankage at Port Manatee became available to the third party in July of 2015, upon the completion of certain enhancements at this facility.

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

 Effective May 31, 2014, the Florida tanks dedicated to bunker fuels were no longer subject to the Florida and Midwest terminaling services agreement. A majority of this capacity has been re‑contracted to third parties effective June 1, 2014 and November 19, 2014.

Under the Florida and Midwest terminaling services agreement, Morgan Stanley Capital Group had also contracted for our Mount Vernon, Missouri and Rogers, Arkansas terminals and the use of our Razorback Pipeline, which runs from Mount Vernon to Rogers. We refer to these terminals and the related pipeline as the Razorback system. This portion of the Florida and Midwest terminaling services agreement related to the Razorback system was terminated effective February 28, 2014, which was simultaneous with our entry into a ten-year capacity agreement with a third party, covering 100% of the capacity of our Razorback system.

Under the Florida and Midwest terminaling services agreement, taking into consideration terminations, Morgan Stanley Capital Group, and NGL as the successor to the agreement, was obligated to throughput a volume that, at the fee and tariff schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $0.8 million, $5.0 million and $21.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Terminaling services agreement—Southeast terminals.  In connection with the NGL acquisition, effective July 1, 2014, Morgan Stanley Capital Group assigned to NGL its obligations under our terminaling services agreement relating to our Southeast terminals, excluding the Collins/Purvis bulk storage tankage. The terminaling services agreement provisions pertaining to the Collins/Purvis bulk storage tankage remained with Morgan Stanley Capital Group, and subsequent to the NGL acquisition the revenue associated with the Collins/Purvis bulk storage tankage is recorded as revenue from external customers as opposed to revenue from affiliates. In connection with the ArcLight

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

acquisition of our general partner, our Southeast terminaling services agreement with NGL was amended to extend the term of the agreement through July 31, 2040 at the prevailing contract rate terms contained within the agreement. Subsequent to January 31, 2023, NGL has the ability to terminate the agreement at any time upon at least 24 months’ prior notice of its intent to terminate the agreement. Subsequent to the ArcLight acquisition, effective February 1, 2016, revenue associated with the Southeast terminaling services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

Under this agreement, Morgan Stanley Capital Group, and NGL as the successor to the majority of the agreement, was obligated to throughput a volume of refined product at our Southeast terminals that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $27.0 million, $27.0 million and $36.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Barge dock services agreement—Baton Rouge dock.  Effective May 2013, we entered into a barge dock services agreement with Morgan Stanley Capital Group relating to our Baton Rouge, Louisiana dock facility that will expire in May 2023, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice. Under this agreement, Morgan Stanley Capital Group agreed to throughput a volume of refined product at our Baton Rouge dock facility that, at the fee schedule contained in the agreement, result in minimum throughput payments to us of approximately $1.2 million for each of the first three years ending May 12, 2016 and approximately $0.9 million for each of the remaining seven years ending May 12, 2023. In exchange for its minimum throughput commitment, we agreed to provide Morgan Stanley Capital Group with exclusive access to our dock facility. Effective September 1, 2014, Morgan Stanley Capital Group assigned its rights and obligations under the Baton Rouge barge dock services agreement to a third party. Subsequent to the NGL acquisition, effective July 1, 2014, revenue associated with the Baton Rouge barge dock services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

(3) TERMINAL ACQUISITION FROM AFFILIATE

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. The hydrant system encompasses a system for fueling cruise ships. The acquisition of the hydrant system from TransMontaigne LLC has been recorded at the carryover basis in a manner similar to a reorganization of entities under common control. Accordingly, we recorded the assets at their net book value of $6.5 million with the remaining purchase price of $5.5 million recorded as a reduction to the general partner equity interest. TransMontaigne LLC controlled our general partner on the acquisition date, the difference between the consideration we

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

paid to TransMontaigne LLC and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statement of partners’ equity as a decrease to the general partner’s interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not considered material to our consolidated financial statements we did not recast prior period consolidated financial statements.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2016	2015
Trade accounts receivable	$9,416	$6,448
Less allowance for doubtful accounts	(119)	(475)
	$9,297	$5,973

The following table presents a rollforward of our allowance for doubtful accounts (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2016	$475	$298	$(654)	$119
2015	$464	$11	$—	$475
2014	$100	$364	$—	$464

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
NGL Energy Partners LP	23%	25%	16%
Castleton Commodities International LLC	14%	—%	—%
RaceTrac Petroleum Inc.	12%	11%	7%
Morgan Stanley Capital Group	—%	10%	37%

On October 27, 2015, upon the sale of Morgan Stanley’s global physical oil merchanting business to Castleton Commodities International LLC, Morgan Stanley Capital Group, with our consent, assigned all its remaining terminaling services agreements with us to Castleton Commodities International LLC.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Amounts due from insurance companies	$1,810	$774
Additive detergent	1,364	1,411
Prepaid insurance	4,684	—
Deposits and other assets	2,045	225
	$9,903	$2,410

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2016 and 2015, we have recognized amounts due from insurance companies of approximately $1.8 million and $0.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2016, we received reimbursements from insurance companies of approximately $0.5 million. During the year ended December 31, 2016 we increased our estimate of probable future insurance recoveries by approximately $1.5 million.

Prepaid Insurance.  On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. Prior to October 31, 2016, we paid the owner of TransMontaigne GP a monthly insurance reimbursement for insurance policies purchased on our behalf to cover our facilities and operations under the omnibus agreement. At December 31, 2016 and 2015, we have recognized prepaid insurance of approximately $4.7 million and $nil, respectively.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Land	$53,079	$53,079
Terminals, pipelines and equipment	651,783	595,883
Furniture, fixtures and equipment	4,100	2,665
Construction in progress	11,715	8,704
	720,677	660,331
Less accumulated depreciation	(303,929)	(271,908)
	$416,748	$388,423

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Brownsville terminals	$8,485	$8,485

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

At December 31, 2016 and 2015, our only reporting unit that contained goodwill was our Brownsville terminals. Our estimate of the fair value of our Brownsville terminals at December 31, 2016 and 2015 substantially exceeded its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2016 and 2015, respectively. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2016 and 2015, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,
	2016	2015	2016	2015
BOSTCO	42.5%	42.5%	$217,941	$223,214
Frontera	50%	50%	23,152	23,486
Total investments in unconsolidated affiliates			$241,093	$246,700

At December 31, 2016 and 2015, our investment in BOSTCO includes approximately $7.2 million and $7.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$6,933	$9,968	$3,853
Frontera	3,096	1,980	590
Total earnings from investments in unconsolidated affiliates	$10,029	$11,948	$4,443

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$2,125	$4,226	$43,635
Frontera	100	500	46
Additional capital investments in unconsolidated affiliates	$2,225	$4,726	$43,681

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
BOSTCO	$14,331	$16,900	$7,749
Frontera	3,530	2,749	2,304
Cash distributions received from unconsolidated affiliates	$17,861	$19,649	$10,053

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Current assets	$23,237	$21,079	$5,779	$4,156
Long-term assets	485,331	500,982	41,966	44,194
Current liabilities	(12,799)	(15,064)	(1,172)	(1,376)
Long-term liabilities	—	—	(269)	—
Net assets	$495,769	$506,997	$46,304	$46,974

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

Statements of income:

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Revenue	$66,863	$70,710	$49,924	$18,958	$16,083	$13,464
Expenses	(48,149)	(45,787)	(40,185)	(12,766)	(12,121)	(12,284)
Net earnings from continuing operations	$18,714	$24,923	$9,739	$6,192	$3,962	$1,180

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Amounts due under long-term terminaling services agreements:
External customers	$656	$12
Affiliates	—	567
	656	579
Deferred financing costs, net of accumulated amortization of $4,763 and $3,945, respectively	1,298	1,721
Customer relationships, net of accumulated amortization of $2,092 and $1,890, respectively	338	540
Unrealized gain on derivative instruments	344	—
Deposits and other assets	286	95
	$2,922	$2,935

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At December 31, 2016 and 2015, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.7 million and $0.6 million, respectively.

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years. Expected future amortization expense for the customer relationships as of December 31, 2016 is as follows (in thousands):

	Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$202	$136	$—	$—	$—	$—

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Customer advances and deposits:
External customers	$8,602	$4,925
Affiliates	108	2,352
	8,710	7,277
Accrued property taxes	1,061	1,019
Accrued environmental obligations	2,107	1,047
Interest payable	232	141
Accrued expenses and other	1,888	1,627
	$13,998	$11,111

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2016 and 2015, we have billed and collected from certain of our customers approximately $8.7 million and $7.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At December 31, 2016 and 2015, we have accrued environmental obligations of approximately $2.1 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a rollforward of our accrued environmental obligations (in thousands):

	Balance at			Balance at
	beginning		Increase	end of
	of period	Payments	in estimate	period
2016	$1,047	$(1,322)	$2,382	$2,107
2015	$1,524	$(513)	$36	$1,047
2014	$1,966	$(560)	$118	$1,524

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Advance payments received under long-term terminaling services agreements	$994	$580
Deferred revenue—ethanol blending fees and other projects	2,240	2,151
	$3,234	$2,731

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2016 and 2015, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $1.0 million and $0.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to historical agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At December 31, 2016 and 2015, we have unamortized deferred revenue of approximately $2.2 million and $2.2 million, respectively, for completed projects. During the years ended December 31, 2016, 2015 and 2014, we billed our customers approximately $0.5 million, $nil and $0.1 million, respectively, for completed projects. During the years ended December 31, 2016, 2015 and 2014, we recognized revenue on a straight‑line basis of approximately $0.5 million, $1.3 million and $2.4 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

Our senior secured credit facility, or the “credit facility”, that provided for a maximum borrowing line of credit equal to $400 million at December 31, 2016. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest as of December 31, 2016 were due and payable in full on the then maturity date of, July 31, 2018.

As of December 31, 2016 we had the option to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the years ended December 31, 2016, 2015 and 2014, the weighted average interest rate on borrowings under the credit facility was approximately 3.1%, 2.7% and 2.6%, respectively. At December 31, 2016 and 2015, our outstanding borrowings under the credit facility were $291.8 million and $248.0 million, respectively. At December 31, 2016 and 2015, our outstanding letters of credit were $0.4 million and $nil, respectively. Subsequent to December 31, 2016, we upsized and extended the credit facility (see Note 20 of Notes to consolidated financial statements).

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the SEC that expires in September 2019. TLP Finance Corp., our 100% owned subsidiary, may act as a co‑issuer of any debt securities issued pursuant to that registration statement. TransMontaigne Partners L.P. has no independent assets or operations. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners L.P. through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and our other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee the debt securities. We expect that any guarantees will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of TransMontaigne Partners L.P. or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of TransMontaigne Partners L.P. or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2014 and 2015	16,124,566	329,073
Issuance of common units by our long-term incentive plan	10,990	—
Issuance of common units by our savings and retention program	2,094	—
TransMontaigne GP to maintain its 2% general partner interest	—	266
Units outstanding at December 31, 2016	16,137,650	329,339

TransMontaigne GP had historically acquired outstanding common units on the open market under a purchase program for purposes of delivering vested units to the independent directors of our general partner on behalf of TransMontaigne Services LLC’s long‑term incentive plan. The purchase program concluded with its final purchase of 667 units on the program’s scheduled termination date of April 1, 2015. Beginning in 2016, grants of restricted phantom units under the TLP Management Services long-term incentive plan are to be settled by us through the issuance of common units pursuant to our registration statement on Form S-8.

At December 31, 2016 and 2015, common units outstanding include nil and 8,018 common units, respectively, held on behalf of TransMontaigne Services LLC’s long‑term incentive plan. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of 8,018 existing common units and issuance of 7,732 new units. On October 21, 2016 we issued an additional 3,258 common units to our independent directors for a total of 19,008 common units delivered to the independent directors for the year ended December 31, 2016.

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

Long-term incentive plan.  On February 26, 2016, the board of our general partner approved, subject to the approval of our common unitholders, the TLP Management Services 2016 long-term incentive plan and the TLP Management Services  savings and retention program (discussed further below) which constitutes a program under, and is subject to, the TLP Management Services long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan and the TransMontaigne Services LLC savings and retention program. TLP Management Services is a wholly owned indirect subsidiary of ArcLight and employs all the officers and employees who provide

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership. On July 12, 2016, we held a special meeting of our common unitholders at which time the TLP Management Services long-term incentive plan and savings and retention program were approved by the partnership’s unitholders.

The TLP Management Services long-term incentive plan operates in a manner similar to the TransMontaigne Services LLC long-term incentive plan used previously. The TLP Management Services long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the TLP Management Services long-term incentive plan are registered pursuant to a registration statement on Form S-8.

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TransMontaigne Services LLC long-term incentive plan had historically vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards was subject to forfeiture until the vesting date, but recipients had distribution and voting rights from the date of the grant. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture.

Activity under the long-term incentive plan is as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at January 1, 2014	14,500
Grant on March 31, 2014	6,000	$43.08
Vesting on March 31, 2014	(5,500)	$43.08
Vesting on July 1, 2014	(15,000)	$43.80
Grant on September 30, 2014	9,000	$41.24
Restricted phantom units outstanding at December 31, 2014	9,000
Vesting on September 30, 2015	(2,250)	$27.20
Grant on October 14, 2015	9,000	$31.11
Restricted phantom units outstanding at December 31, 2015	15,750
Vesting on February 1, 2016	(15,750)	$30.41
Grant on October 21, 2016	3,258	$41.45
Vesting on October 21, 2016	(3,258)	$41.45
Restricted phantom units outstanding at December 31, 2016	—

Generally accepted accounting principles require us to measure the cost of board member services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost is recognized over the vesting period on a straight line basis during which a board member is required to provide services in exchange for the award with the costs being accelerated upon the occurrence of accelerated vesting events, such as a change in control of our general partner. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our common units. On October 21, 2016, we granted and issued an additional 3,258 common units to our independent directors under the TLP Management Services long‑term incentive plan.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

In connection with Morgan Stanley’s sale of its 100% ownership interest in TransMontaigne LLC to NGL, effective July 1, 2014, all 15,000 of the then outstanding restricted phantom units vested, and equivalent common units were delivered to the independent directors of our general partner at that time. As of July 1, 2014, we recognized in general and administrative expenses the remaining grant date fair value pertaining to these 15,000 restricted phantom units, of approximately $0.6 million, as equity‑based compensation because the requisite service period for these restricted phantom units had been completed upon the change in control.

For awards to the independent directors of our general partner, equity‑based compensation expense of approximately $722,000, $108,000 and $721,000 is included in general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

Savings and retention program. On February 26, 2016, the board of our general partner unanimously approved the new TLP Management Services savings and retention program, subject to the approval of our common unitholders, for employees who provide services with respect to our business. This plan is intended to constitute a program under, and be subject to, the TLP Management Services 2016 long-term incentive plan described above. The new savings and retention program was used for incentive bonus awards in March 2016 and is intended to be used for future awards to employees of TLP Management Services who provide services to the partnership. The new savings and retention program operates in a manner substantially similar to the TransMontaigne Services LLC savings and retention plan used previously.

The restricted phantom units awarded and accrued under the savings and retention program are subject to forfeiture until the vesting date. Recipients have distribution equivalent rights from the date of grant that accrue additional restricted phantom units equivalent to the value of quarterly distributions paid by us on each of our outstanding common units. Recipients of restricted phantom units under the savings and retention program do not have voting rights.

The purpose of the savings and retention program is to provide for the reward and retention of participants by providing them with bonus awards that vest over future service periods. Awards under the program generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the partnership, our general partner or TLP Management Services, as specified in the program.

A person will satisfy the age and length of service thresholds of the program upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TLP Management Services or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of TLP Management Services or any of its affiliates or predecessors.

Effective April 13, 2015 and beginning with the 2015 incentive bonus award and continuing under the new savings and retention program, under the omnibus agreement we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Our reimbursement for the 2015 and 2016 incentive bonus awards is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the 2015 and 2016 incentive bonus awards in our common units, and accordingly, effective April 13, 2015, we began accounting for the incentive bonus awards as an equity award.

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

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

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. For the years ended December 31, 2016, 2015 and 2014, the expenses associated with the reimbursement of incentive bonus awards were approximately $2.5 million, $1.3 million and $1.5 million respectively.

Activity related to our equity based awards granted under the savings and retention program for services performed under the omnibus agreement is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2015	30,203	$36.80	30,616	$36.80
Vesting of units	23,513	$32.05	(23,513)	$32.05
Unit accrual for distributions paid	5,474	$37.45	2,390	$38.45
Grant of units	31,022	$34.23	28,945	$34.23
Issuance of units	(2,094)	$42.37	—	$—
Restricted phantom units outstanding at December 31, 2016	88,118	$35.82	38,438	$34.90
Vested and expected to vest at December 31, 2016	126,556	$35.54

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net earnings	$44,106	$41,689	$32,463
Less:
Distributions payable on behalf of incentive distribution rights	(8,630)	(6,808)	(6,650)
Distributions payable on behalf of general partner interest	(916)	(877)	(874)
Earnings allocable to general partner interest less than distributions payable to general partner interest	206	179	357
Earnings allocable to general partner interest including incentive distribution rights	(9,340)	(7,506)	(7,167)
Net earnings allocable to limited partners per the consolidated statements of income	34,766	34,183	25,296
Less distributions payable for unvested long-term incentive plan grants	—	(27)	(32)
Net earnings allocable to limited partners for calculating net earnings per limited partner unit	$34,766	$34,156	$25,264
Basic weighted average units	16,210	16,137	16,114
Diluted weighted average units	16,229	16,146	16,114
Net earnings per limited partner unit—basic	$2.14	$2.12	$1.57
Net earnings per limited partner unit—diluted	$2.14	$2.12	$1.57

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after the end of each quarter. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2014 through March 31, 2014	$0.660
April 1, 2014 through June 30, 2014	$0.665
July 1, 2014 through September 30, 2014	$0.665
October 1, 2014 through December 31, 2014	$0.665
January 1, 2015 through March 31, 2015	$0.665
April 1, 2015 through June 30, 2015	$0.665
July 1, 2015 through September 30, 2015	$0.665
October 1, 2015 through December 31, 2015	$0.670
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At December 31, 2016, we have contractual commitments of approximately $16.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2017.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At December 31, 2016, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2017	$3,914
2018	1,667
2019	1,653
2020	1,500
2021	1,431
Thereafter	3,612
$13,777

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.7 million in future periods.

Rental expense under operating leases was approximately $3.4 million, $3.5 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(17) DISCLOSURES ABOUT FAIR VALUE

“GAAP” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP also establishes a fair value hierarchy that prioritizes the use of higher‑level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2016 and 2015.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swaps as of December 31, 2016 and 2015 was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gulf Coast Terminals:
Terminaling services fees	$45,903	$42,049	$43,777
Other	10,807	11,659	11,432
Revenue	56,710	53,708	55,209
Direct operating costs and expenses	(22,952)	(19,147)	(19,426)
Net margins	33,758	34,561	35,783
Midwest Terminals and Pipeline System:
Terminaling services fees	8,590	8,330	8,164
Pipeline transportation fees	1,732	1,694	1,569
Other	879	1,398	2,080
Revenue	11,201	11,422	11,813
Direct operating costs and expenses	(3,220)	(3,000)	(3,134)
Net margins	7,981	8,422	8,679
Brownsville Terminals:
Terminaling services fees	8,234	8,037	6,280
Pipeline transportation fees	5,057	4,919	1,745
Other	12,194	12,747	13,414
Revenue	25,485	25,703	21,439
Direct operating costs and expenses	(11,338)	(12,152)	(14,253)
Net margins	14,147	13,551	7,186
River Terminals:
Terminaling services fees	9,664	9,316	8,566
Other	2,914	878	742
Revenue	12,578	10,194	9,308
Direct operating costs and expenses	(7,957)	(7,126)	(7,976)
Net margins	4,621	3,068	1,332
Southeast Terminals:
Terminaling services fees	53,699	46,503	45,070
Other	5,251	4,980	7,223
Revenue	58,950	51,483	52,293
Direct operating costs and expenses	(22,948)	(22,608)	(21,394)
Net margins	36,002	28,875	30,899
Total net margins	96,509	88,477	83,879
General and administrative expenses	(14,823)	(14,857)	(14,662)
Insurance expenses	(4,081)	(3,756)	(3,711)
Reimbursement of bonus awards expense	(2,540)	(1,303)	(1,500)
Depreciation and amortization	(32,383)	(30,650)	(29,522)
Earnings from unconsolidated affiliates	10,029	11,948	4,443
Operating income	52,711	49,859	38,927
Other expenses	(8,605)	(8,170)	(6,464)
Net earnings	$44,106	$41,689	$32,463

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$56,586	$11,201	$20,028	$12,578	$56,113	$156,506
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	5,457	—	—	5,457
Revenue	$56,710	$11,201	$25,485	$12,578	$58,950	$164,924
Capital expenditures	$7,675	$871	$1,428	$2,788	$42,102	$54,864
Identifiable assets	$126,457	$21,919	$43,878	$53,005	$195,632	$440,891
Cash and cash equivalents						593
Investments in unconsolidated affiliates						241,093
Deferred financing costs						1,298
Other						5,819
Total assets						$689,694

	Year ended December 31, 2015
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$48,430	$11,422	$21,277	$9,765	$18,663	$109,557
NGL Energy Partners LP	5,278	—	10	429	32,820	38,537
Frontera	—	—	4,416	—	—	4,416
Revenue	$53,708	$11,422	$25,703	$10,194	$51,483	$152,510
Capital expenditures	$9,236	$1,129	$3,753	$4,888	$10,421	$29,427
Identifiable assets	$120,590	$22,990	$45,287	$54,213	$163,987	$407,067
Cash and cash equivalents						681
Investments in unconsolidated affiliates						246,700
Deferred financing costs						1,721
Other						518
Total assets						$656,687

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

	Year ended December 31, 2014
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$30,695	$8,827	$17,397	$8,408	$10,582	$75,909
NGL Energy Partners LP	7,042	—	7	231	16,463	23,743
Morgan Stanley Capital Group	17,472	2,986	—	669	25,248	46,375
Frontera	—	—	4,035	—	—	4,035
Revenue	$55,209	$11,813	$21,439	$9,308	$52,293	$150,062
Capital expenditures	$1,893	$484	$1,387	$1,433	$1,824	$7,021
Identifiable assets	$122,366	$23,702	$45,742	$54,042	$163,722	$409,574

(19) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
	(in thousands except per unit amounts)
Revenue	$40,626	$41,136	$40,638	$42,524	$164,924
Direct operating costs and expenses	(15,906)	(17,703)	(17,048)	(17,758)	(68,415)
General and administrative expenses	(4,398)	(3,446)	(3,605)	(3,374)	(14,823)
Insurance expenses	(895)	(912)	(969)	(1,305)	(4,081)
Reimbursement of bonus awards	(1,635)	(258)	(251)	(396)	(2,540)
Depreciation and amortization	(7,935)	(8,064)	(8,169)	(8,215)	(32,383)
Earnings from unconsolidated affiliates	1,850	2,130	2,960	3,089	10,029
Operating income	11,707	12,883	13,556	14,565	52,711
Other expenses	(2,997)	(2,573)	(1,671)	(1,364)	(8,605)
Net earnings	$8,710	$10,310	$11,885	$13,201	$44,106
Net earnings per limited partner unit—basic and diluted	$0.41	$0.50	$0.58	$0.65	$2.14

TransMontaigne Partners L.P. and subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
	(in thousands except per unit amounts)
Revenue	$37,897	$37,034	$37,269	$40,310	$152,510
Direct operating costs and expenses	(14,954)	(15,872)	(16,655)	(16,552)	(64,033)
General and administrative expenses	(3,824)	(3,474)	(3,952)	(3,607)	(14,857)
Insurance expenses	(934)	(934)	(944)	(944)	(3,756)
Reimbursement of bonus awards	(525)	(539)	(121)	(118)	(1,303)
Depreciation and amortization	(7,337)	(7,476)	(7,711)	(8,126)	(30,650)
Earnings from unconsolidated affiliates	2,056	5,517	2,191	2,184	11,948
Operating income	12,379	14,256	10,077	13,147	49,859
Other expenses	(2,257)	(2,068)	(2,365)	(1,480)	(8,170)
Net earnings	$10,122	$12,188	$7,712	$11,667	$41,689
Net earnings per limited partner unit—basic and diluted	$0.51	$0.64	$0.37	$0.60	$2.12

(20) SUBSEQUENT EVENTS

On January 16, 2017, we announced a distribution of $0.71 per unit for the period from October 1, 2016 through December 31, 2016, and we paid the distribution on February 8, 2017 to unitholders of record on January 31, 2017.

On March 13 2017, we amended our credit facility to extend the maturity date to March 31, 2022 and increase the maximum borrowing line of credit from $400 million to $600 million, and allow for up to $175 million in additional future “permitted JV investments”, which may include additional investments in BOSTCO. The amendment allows for, at our request, the maximum borrowing line of credit to be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin, or (ii) at the base rate plus a margin. The amendment decreased the rate of LIBOR plus a margin from a range of 2% to 3% to 1.75% to 2.75% depending on the total leverage ratio then in effect and decreased the base rate plus a margin from 1% to 2% to 0.75% to 1.75% depending on the total leverage ratio then in effect.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our general partner has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our general partner has concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of TransMontaigne GP L.L.C. and
The Unitholders of TransMontaigne Partners L.P.
Denver, Colorado

We have audited the internal control over financial reporting of TransMontaigne Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Partnership and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 14, 2017

ITEM 9B.  OTHER INFORMATION

No information was required to be disclosed in a report on Form 8‑K, but not so reported, for the quarter ended December 31, 2016.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of TransMontaigne Partners

TransMontaigne GP is our general partner and manages our operations and activities. Effective as of the February 1, 2016 ArcLight acquisition, TransMontaigne GP became a wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight. Our partnership has no officers or employees and all of our management and operational activities were provided by officers and employees of NGL Energy Operating prior to the ArcLight acquisition and thereafter for an interim period. In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating served as the entity that employed the officers and employees that provided services to our partnership, and NGL Energy Operating provided payroll and benefits services related thereto until June 25, 2016.  From and after June 26, 2016 all employees who provide services to the partnership became employees of TLP Management Services.  TLP Management Services continues to employ all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership.

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

Board of Directors and Officers

The board of directors of our general partner oversees our operations. As part of its oversight function, the board of directors monitors how management operates the partnership, in part via its committee structure. When granting authority to management, approving strategies and receiving management reports, the board of directors considers, among other things, the risks and vulnerabilities we face. The audit committee of the board of directors considers risk associated with our overall accounting, financial reporting and disclosure process. Except for executive sessions held with unaffiliated directors, all members of the board of directors are invited to and frequently attend the meetings of the audit committee. The conflicts committee of our general partner reviews specific matters that the board believes may involve conflicts of interests.

As of the date of this report, there are seven members of the board of directors of our general partner, three of whom, Messrs. Blank, Welch and Wiese, are independent as defined under the independence standards established by the New York Stock Exchange (the “NYSE”). The NYSE does not require a publicly traded limited partnership listed on the exchange, like TransMontaigne Partners, to have a majority of independent directors on the board of directors of its general partner or to establish a compensation committee or a nominating or governance committee. However, the Governance Guidelines of our general partner provide that at least three directors will be independent.

Upon the closing of the ArcLight acquisition, on February 1, 2016, Atanas H. Atanasov, Benjamin Borgen, Brian Cannon and Donald M. Jensen, each employees of NGL, resigned from the board of directors of our general partner. To fill the vacancies resulting from the resignation of the NGL directors, Daniel R. Revers, Kevin M. Crosby and Lucius H. Taylor, each employees of ArcLight, were appointed to the board of directors of our general partner effective February 1, 2016. On February 22, 2016, Theodore D. Burke, an employee of ArcLight, was appointed to the board of directors of our general partner.  On July 19, 2016, Robert A. Burk and Lawrence C. Ross notified the partnership of their intention to resign from the board of directors of our general partner and the audit, compensation and conflicts committees thereof, effective July 21, 2016.    On July 21, 2016, the board of directors of our general partner appointed Jay A. Wiese and Barry E. Welch to serve as independent members of the board of directors of our general partner.  Mr. Wiese was elected to serve as the chairman of the compensation committee of our general partner and as a member of the audit and conflicts committees.  Mr. Welch was elected to serve as the chairman of the conflicts committee of our general partner and as a member of the audit and compensation committees.

Directors and Executive Officers

The following table shows information for the directors and reporting officers of TransMontaigne GP under Section 16 of the Securities Exchange Act of 1934:

Name	Age	Position
Frederick W. Boutin	61	Chief Executive Officer
Gregory J. Pound	64	President and Chief Operating Officer
Robert T. Fuller	47	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
Michael A. Hammell	46	Executive Vice President, General Counsel and Secretary
Mark S. Huff	57	Executive Vice President, Commercial Operations
Steven A. Blank	62	Independent Director, Chairman of Audit Committee
Theodore D. Burke	56	Director
Kevin M. Crosby	44	Director
Daniel R. Revers	55	Director
Lucius H. Taylor	42	Director
Barry E. Welch	59	Independent Director, Chairman of Conflicts Committee
Jay A. Wiese	60	Independent Director, Chairman of Compensation Committee

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

Robert T. Fuller has served as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of our general partner and its subsidiaries since November of 2014. Prior to November of 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of our general partner and its subsidiaries since January 2011 and as its Assistant Treasurer since February 2012. Prior to his affiliation with TransMontaigne, Mr. Fuller spent 13 years as a certified public accountant with KPMG LLP. Mr. Fuller has a B.A. in Political Science from Fort Lewis College and a M.S. in Accounting from the University of Colorado. Mr. Fuller is licensed as a certified public accountant in Colorado and New York.

Michael A. Hammell has served as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries since October 2012. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of our general partner and the TransMontaigne LLC entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

Mark S. Huff has served as Executive Vice President, Commercial Operations of our general partner and its subsidiaries since September 2016 and prior thereto as Senior Vice President, Commercial Operations since returning to the partnership in January 2015. Prior thereto he served as Director of Business Development with Colonial Pipeline from November 2012 to January 2015 and as Managing Director of Vecenergy from 2008 to 2012. Mr. Huff was previously employed with a former affiliate of the partnership from 1996 to 2007 where he was responsible at various times for the business development and product marketing activities of TransMontaigne Partners and its affiliates. Mr. Huff holds a B.S. in Nautical Science from the United States Merchant Marine Academy at Kings Point, NY.

Steven A. Blank was elected as a director of our general partner on September 24, 2014. Mr. Blank was asked to join the board of directors, in part, based on his executive management experience in the energy industry, his financial and accounting knowledge and because he qualified as an independent director. Mr. Blank served as Executive Vice President, Chief Financial Officer and Treasurer of NuStar GP, LLC and NuStar GP Holdings from February 2012 until December 2013. Mr. Blank served as Senior Vice President and Chief Financial Officer of NuStar GP, LLC from January 2002 until February 2012. Mr. Blank also served as NuStar GP, LLC’s Treasurer from July 2005 until February 2012. Mr. Blank has also served as Senior Vice President, Chief Financial Officer and Treasurer of NuStar GP Holdings from March 2006 until December 2013. From December 1999 until January 2002, Mr. Blank was Chief Accounting and Financial Officer and a director of NuStar GP, LLC.  Mr. Blank served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002. From February 2015 until November 2016 Mr. Blank served on the board of directors of Dakota Plains Holdings, Inc. an integrated midstream energy company operating the Pioneer Terminal in Mountrail County, North Dakota with services that include outbound crude storage, logistics and rail transportation and inbound frac sand logistics. Mr. Blank holds a B.A. in History from the State University of New York and a Master of International Affairs, Specialization in Business from Columbia University.  Mr. Blank serves as the chair of the audit committee of our general partner and as a member of the compensation and conflicts committees of our general partner.

Theodore D. Burke was elected as a director of our general partner on February 22, 2016. Mr. Burke was appointed to the board of directors of our general partner by ArcLight, in part, based on his position with ArcLight and his legal and executive management experience in the energy industry. Mr. Burke serves as a Partner and the General Counsel of ArcLight. He joined ArcLight in 2014 and has over 30 years of legal, energy finance, and private equity experience. Prior to joining ArcLight, Mr. Burke was the Chief Executive and Global Managing Partner of Freshfields, Bruckhaus Deringer LLP. Before Freshfields, he was a Partner with Milbank Tweed Hadley and McCloy. Mr. Burke earned a Bachelor of Arts in Economics from the University of Vermont and a Juris Doctor from Georgetown University.

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

Barry E. Welch was elected as a director of our general partner on July 21, 2016.  Mr. Welch was asked to join the board of directors, in part, based on his corporate finance and public company executive management and board experience, and because he qualifies as an independent director.  Since January 2015, Mr. Welch has been an independent energy consultant, including a senior advisor role to Southwest Generation, a US independent power company.  In June 2016, Mr. Welch joined the board of directors of Novatus Energy, LLC, a renewable energy independent power company.   Novatus owns a 1.2 GW portfolio of operational and under-construction wind and solar projects and manages interests in an additional 610 MW of operating wind projects.  From 2004 to September 2014, Mr. Welch served as the Chief Executive Officer of Atlantic Power and also served on the board of directors of Atlantic Power from 2006 to 2014.  From 2001 to 2004, Mr. Welch served as the Senior Vice President, Head of the Bond and Corporate Finance Group at John Hancock Financial Services, and from 1989 to 2001 he served in various other roles at John Hancock, including Senior Vice President, Team leader: Utilities, Infrastructure Project Finance, Oil & Gas from 1998 to 2001, Senior Managing Director, Team Leader:  Utilities and Infrastructure Project Finance from 1995 to 1998, Senior Investment Officer – Project Finance 1992 to 1995 and Investment Officer – Project Finance 1989 to 1992.  Mr. Welch holds a Bachelor of Science in Engineering from Princeton University and a Masters of Business Administration from Boston College.

Jay A. Wiese was elected as a director of our general partner on July 21, 2016.  Mr. Wiese was asked to join the Board, in part, based on his executive management experience in the energy industry, experience as a former member of the Board and because he qualifies as an independent director.  Mr. Wiese previously served as a director of our general partner and as a member of the audit, conflicts and compensation committees of our general partner from October 2010 until August 2014.  From December 2006 to the present, Mr. Wiese has served as the Managing Member of Liberated Partners LLC, a global energy consulting business with a focus on client strategy, acquisitions, logistics, business development and operational analysis.  From 1982 to October 2006, Mr. Wiese served in various senior management positions, including most recently Vice President, with Magellan Midstream Partners, L.P., where he had responsibility over Magellan Terminal Holdings in the areas of commercial and business development, acquisitions and operations. From March 2012 until October 2016, Mr. Wiese served on the board of directors of Associated Asphalt, Inc., a private company engaged in the storage and supply of liquid asphalt to the paving industry, where Mr. Wiese was a member of the Audit and Compensation Committees.  Mr. Wiese holds a Bachelor of Science in Business from Oklahoma State University where Mr. Wiese is a member of the Foundation's Board of Trustees and Chair of its Investment Committee and Member of its Audit Committee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied.

Audit Committee

The board of directors of our general partner has a standing audit committee. The audit committee currently has three members, Steven A. Blank, Barry E. Welch and Jay A. Wiese, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management. The board has determined that each member of the audit committee is independent under Section 303A.02 of the New York Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the New York Stock Exchange and the Corporate Governance Guidelines of our general partner. Among other factors, the board considered current or previous employment with the partnership, its auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with the partnership. The audit committee has adopted a charter, which has been ratified and approved by the board of directors of our general partner.

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

Conflicts Committee

Messrs. Blank, Welch and Wiese currently serve on the conflicts committee of the board of directors of our general partner. The conflicts committee reviews specific matters that the board of our general partner believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standards established by the

New York Stock Exchange and the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors, and certain other requirements. Pursuant to our partnership agreement, any matter approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to be approved by all of our partners, and not deemed a breach by our general partner of any duties it may owe us or our unitholders.

Compensation Committee

Although not required by New York Stock Exchange listing requirements, the board of directors of our general partner has a standing compensation committee, which (1) has overall responsibility for evaluating and recommending to the board of our general partner the director compensation plans, policies and programs, and (2) with the concurrence of the conflicts committee, reviews on an annual basis, the awards granted by TLP Management Services under the TLP Management Services long-term incentive plan, and shall approve the aggregate amount of reimbursement, if any, for such awards to be paid by the partnership to TLP Management Services, or directly to the program participants.  The forgoing reimbursement may be satisfied by the partnership in either a cash payment to TLP Management Services or the delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program.

In connection with the ArcLight acquisition and the July 2016 appointment of Messrs. Welch and Wiese to the compensation committee, the compensation committee adopted a new charter, which the board of directors of our general partner ratified and approved, effective September 9, 2016. The committee may from time to time address on an ad hoc basis other issues related to compensation and benefits.

Messrs. Blank, Welch and Wiese currently serve on the compensation committee and Mr. Wiese serves as the committee chair.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. The Corporate Governance Guidelines were reviewed and updated effective February 1, 2016 to remove certain legacy provisions that were no longer applicable following the ArcLight acquisition and the separation from TransMontaigne LLC and its affiliates. The board of directors has no policy requiring that we have a chairman of the board or that the positions of the chairman of the board and the chief executive officer of our general partner be separate or that they be occupied by the same individual. The board of directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made if at some future period it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances.

On February 26, 2016, the board of directors of our general partner adopted an amended and restated Code of Business Conduct and Ethics, which the audit committee has ratified and approved, that replaced our prior code. The Code of Business Conduct and Ethics applies to all employees acting on behalf of our general partner and to the officers and directors of our general partner. The audit committee has also adopted, and the board of directors of our general partner has ratified and approved, a Code of Ethics for Senior Financial Officers of our general partner. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of our general partner, including the chief executive officer, the chief financial officer and the chief accounting officer or persons performing similar functions. The Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers each require prompt disclosure of any waiver of the code for executive officers or directors made by the general partner’s board of directors or any committee thereof as required by law or the New York Stock Exchange.

Copies of our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Audit Committee Charter and Compensation Committee Charter, are available on our website at www.transmontaignepartners.com/investorinformation/governance.

Communications by Unitholders

Pursuant to our Corporate Governance Guidelines, the board of directors of our general partner meets at the conclusion of regularly‑scheduled board meetings without the presence of executive officers of or employees who provide services on behalf of our general partner, which meetings are presided over by Barry E. Welch as presiding director. In addition, the independent members of the board of directors of our general partner meet in executive sessions at the conclusion of regularly‑scheduled board meetings, pursuant to which, the board has chosen Mr. Welch to preside as chair of these executive session meetings.

Unitholders and other interested parties may communicate with (1) Barry E. Welch, in his capacity as chairman of the executive session meetings of the board of directors of our general partner, (2) the independent members of the board of directors of our general partner as a group, or (3) any and all members of the board of directors of our general partner by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the independent directors (or to the presiding director or any standing committee of the board) at the following address and fax number:

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, TransMontaigne GP. All of our management and operational activities were provided during 2016 by officers and employees of NGL Energy Operating and TLP Management Services.  For the year ended December 31, 2016, the executive officers of our general partner were employees of and paid by NGL Energy Operating prior to the ArcLight acquisition and thereafter for an interim period.

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby NGL Energy Operating served as the entity that employed the officers of our general partner and the employees that provided services to our partnership. In addition, NGL Energy Operating provided payroll and benefits services related thereto until June 25, 2016.  Effective June 26, 2016, all employees who provide services with respect to our business became employees of TLP Management Services, a newly formed, wholly owned subsidiary of Gulf TLP Holdings.  TLP Management Services continues to employ all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership.

We do not incur any direct compensation charge for the executive officers of our general partner. Instead, for 2016 we paid the owner of our general partner under the omnibus agreement an annual administrative fee that was intended to compensate the owner of our general partner for providing, through NGL Energy Operating through June 30, 2016 and through TLP Management Services thereafter, certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. During the year ended December 31, 2016, we paid the owner of our general partner an administrative fee of approximately $11.4 million. The administrative fee is a lump‑sum payment and does not reflect specific amounts attributable to the compensation of the executive officers of our general partner while acting on our behalf.

In addition, under the omnibus agreement, and prior to the ArcLight acquisition on February 1, 2016, we agreed to reimburse TransMontaigne LLC for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan, provided that the compensation committee of our general partner determines that an adequate portion of the incentive bonus awards are indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TransMontaigne LLC (or Gulf TLP Holdings from and after February 1, 2016) or the delivery of our common units to TransMontaigne LLC (or Gulf TLP Holdings from and after February 1, 2016) or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to TransMontaigne LLC over the first year that each applicable award was granted. For the 2016 incentive bonus awards, the expense associated with the reimbursement was approximately $2.5 million.

Effective as of February 1, 2016, in connection with the ArcLight acquisition, we entered into an assignment and fourth amendment to the omnibus agreement by and among the partnership, our general partner, Gulf TLP Holdings, TransMontaigne LLC, as assignor, and the other parties thereto. The amendment amended the omnibus agreement to, among other items, consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings. In March 2016, we entered into the second amended and restated omnibus agreement to reflect the change in ownership structure and to remove certain legacy provisions that were no longer applicable to us. The second amended and restated omnibus agreement did not change the financial terms, substantive rights or obligations of the parties. Accordingly, the payments previously made to TransMontaigne LLC, including the administrative fee and satisfaction of incentive bonus awards to employees providing services to our partnership, are now paid to Gulf TLP Holdings.

The board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, which for 2016 was determined by the compensation committee of TransMontaigne LLC prior to the consummation of the ArcLight acquisition and were unchanged following the ArcLight acquisition and the expiration of the transition services agreement with NGL. The compensation committee of our general partner, however, determines the amount, timing and terms of all equity awards granted to our independent directors.  For 2015 and prior years, such awards were granted under TransMontaigne Services LLC’s long‑term incentive plan.

The primary elements of the executive compensation program for 2016 were a combination of annual cash and long‑term equity‑based compensation. During 2016, elements of compensation for our executive officers consisted of the following:

•	Annual base salary;
•	Discretionary annual cash awards;
•	Long‑term equity‑based compensation; and
•	Other compensation, including very limited perquisites.

The elements of TransMontaigne LLC’s compensation program for 2016, along with TransMontaigne LLC’s other rewards (for example, benefits, work environment, career development), were intended to provide a total rewards package designed to support the business strategies of TransMontaigne LLC and our partnership. During 2016,

TransMontaigne LLC did not use any elements of compensation based on specific performance‑based criteria and did not have any other specific performance‑based objectives. Although the board of directors and the compensation committee of our general partner perform only a limited advisory role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne LLC’s compensation program which are reasonably likely to have a material adverse effect on us.

TLP Management Services long‑term incentive plan and the savings and retention program was intended to align the long‑term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards under the savings and retention program is deemed invested in our common units.

Employment and Other Agreements

We have not entered into any employment agreements with any officers of our general partner.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the compensation committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in our annual report on Form 10‑K for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE Jay A. Wiese, Chair Steven A. Blank Barry E. Welch

COMPENSATION OF DIRECTORS

Employees of our general partner or its affiliates (including employees of NGL and its affiliates in 2016 and, from and after February 1, 2016, employees of ArcLight and its affiliates) who also serve as directors of our general partner do not receive additional compensation. Prior to October 18, 2016, independent directors received a $30,000 annual cash retainer and an annual grant of 3,000 restricted phantom units, which vest in 25% increments on the anniversary of their grant date and each of the succeeding three anniversaries (with vesting to be accelerated upon a change in control). Upon vesting, the restricted phantom units are replaced with our common units on a one‑for‑one basis, as the common units are acquired in the open market by the plan, issued by our partnership or paid out in cash based upon the closing market price of the common units on the date of vesting, at the option of the plan administrator. Distributions are paid on restricted phantom units at the same rate as distributions on our unrestricted common units. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, the restricted phantom units previously granted to the independent directors (Messrs. Blank, Burk and Ross) vested and were satisfied via the delivery of our common units.

Effective as of October 18, 2016, the board of directors of our general partner, with the concurrence of the compensation committee, adopted a revised independent director annual compensation program, comprised of the following attributes (i) $60,000 annual cash retainer; paid quarterly in arrears, (ii) common units valued at $90,000 and issued pursuant to the TLP Management Services long-term incentive plan, which common units are immediately vested and are not subject to forfeiture.  For each annual award of common units issued to the independent directors under the TLP Management Services long-term incentive plan, the awards will be made on the third Friday of October (or the next trading day if the New York Stock Exchange is closed), based on the closing sales price during normal trading hours of the common units on the New York Stock Exchange.  The annual common unit award for 2016 was prorated for Mr. Wiese and Mr. Welch, who were each appointed to the Board in July 2016, based on their length of service on the board of our general partner.  In addition, each director is reimbursed for out‑of‑pocket expenses in connection with attending meetings of the board of directors or committees. No additional consideration is paid to the independent directors for service on any committee of the board of directors of our general partner or for service as a committee chairperson unless approved by the board in advance for a specific engagement or transaction.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner’s directors for 2016.

Director Compensation Table for 2016

	Fees earned or	Stock		All other
	paid in cash ($)	awards ($)		compensation ($)	Total ($)
Name (a)	(b)	(c)		(g)	(h)
Theodore D. Burke(1)	—	—		—	—
Kevin M. Crosby(1)	—	—		—	—
Daniel R. Revers(1)	—	—		—	—
Lucius H. Taylor(1)	—	—		—	—
Steven A. Blank	$30,000	$245,768	(2)	—	$275,768
Robert A. Burk	$15,000	$155,768	(2)	—	$170,768
Lawrence C. Ross	$15,000	$155,768	(2)	—	$170,768
Barry E. Welch	$11,739	$22,500	(2)	—	$34,239
Jay A. Wiese	$11,739	$22,500	(2)	—	$34,239

(1)

Because Messrs. Burke, Crosby, Revers and Taylor are employees of an affiliate of our general partner, none of them received compensation for service as a director of our general partner.  At December 31, 2016, none of Messrs. Burke, Crosby, Revers and Taylor held any restricted phantom or other limited partnership interests (except as to those securities over which Mr. Revers may be deemed to have beneficial ownership as described under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters).

(2)

Robert A. Burk and Lawrence C. Ross resigned from the board of directors of our general partner effective July 21, 2016.    In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, 15,750 restricted phantom units previously granted to the independent directors (Messrs. Blank, Burk and Ross) vested and were satisfied via the delivery of our common units.

(3)

This dollar amount reflects the aggregate grant‑date fair value of the common units awarded under the TLP Management Services long-term incentive plan, computed in accordance with generally accepted accounting principles. The grant‑date fair value per common unit is equal to $41.45, the closing market price of our common units on the New York Stock Exchange on October 21, 2016.

(4)	Jay A. Wiese and Barry E. Welch were appointed to the board of directors of our general partner effective July 21, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2016, Messrs. Blank, Burk, Ross, Welch and Wiese each served on the compensation committee of our general partner.  Messrs. Burk and Ross resigned from the board of directors of our general partner and the compensation committee effective July 21, 2016.  Messrs. Welch and Wiese were appointed to the board and the compensation committee effective as of July 21, 2016.  During 2016, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company’s board of directors.

LONG‑TERM INCENTIVE PLAN

Upon the consummation of our initial public offering in May 2005, TransMontaigne Services LLC adopted a long‑term incentive plan for directors, employees and consultants of TransMontaigne Services LLC who provided services on our behalf, and our independent directors.  In connection with the ArcLight acquisition, effective February 1, 2016, all of the restricted phantom units previously granted to the independent directors vested and were satisfied via the delivery of our partnership’s common units. The long-term incentive plan expired in 2015.

On February 26, 2016, the board of our general partner approved, subject to the approval of our unitholders, the TLP Management Services 2016 long-term incentive plan, or otherwise referred to as TLP Management Services long-term incentive plan and the TLP Management Services savings and retention program (discussed further below) which constitutes a program under, and is subject to, the TLP Management Services long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan and the TransMontaigne Services LLC savings and retention program. On July 12, 2016, we held a special meeting of common unitholders at which time the TLP Management Services long-term incentive plan was approved by the partnership’s common unitholders.

The TLP Management Services long-term incentive plan operates in a manner similar to the TransMontaigne Services LLC long-term incentive plan used previously. The TLP Management Services long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the TLP Management Services long-term incentive plan are registered pursuant to a registration statement on Form S-8.

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of restricted phantom units to the independent directors of our general partner. Up to and including the 2015 award grants, all annual award grants to the independent directors of our general partner vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards was subject to forfeiture until the vesting date, but recipients had distribution and voting rights from the date of the grant.

Effective as of October 18, 2016, the board of directors of our general partner, with the concurrence of the compensation committee, adopted a revised independent director annual compensation program, which program includes the award of our common units valued at $90,000 and issued pursuant to the TLP Management Services long-term incentive plan, as described in more detail under Item 11. Executive Compensation – Compensation of Directors above.

SAVINGS AND RETENTION PROGRAM

The board of directors of TransMontaigne LLC adopted the savings and retention plan of TransMontaigne Services LLC effective January 1, 2007, which was subsequently amended and restated and expired in 2015.  As described below, the savings and retention plan of TransMontaigne Services LLC was replaced by the TLP Management Services savings and retention program, which was used to make annual awards in 2016 and 2017.  For 2015, the plan was administered by the compensation committee of TransMontaigne LLC. The purpose of the plan was to provide for the reward and retention of certain key employees of TransMontaigne Services LLC or its affiliates by providing them with bonus awards that vest over future service periods. Awards under the plan generally vested as to 50% of a participant's annual award as of the January 1 that falls closest to the second anniversary of the grant date, and the remaining 50% as of the January 1 that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant's attainment of retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change in control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. Awards are payable as to 50% of a participant's annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant's retirement, death or disability, involuntary termination without cause, or termination of a participant's employment following a change in control of NGL or TransMontaigne LLC, or their affiliates, as specified in the plan. For certain senior level employees, including the executive officers of our general partner, all prior grants vested upon the change in control of TransMontaigne LLC that occurred on July 1, 2014 and, with respect to the 2015 awards, such awards vested upon the change in control of our general partner that occurred on February 1, 2016 in connection with the ArcLight acquisition.

Pursuant to the provisions of the plan, once participating employees of TransMontaigne Services LLC reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TransMontaigne LLC or its affiliates, or (c) age fifty and twenty years of service as an employee of TransMontaigne LLC or its affiliates.  For the awards granted under the plan in February 2015, the Chief Executive Officer, the Chief Operating Officer and the Executive Vice President, Commercial Operations of our general partner have each satisfied the age and length of service thresholds of the plan. Generally, only senior level management of TransMontaigne Services LLC receive awards under the plan. Although no assets are segregated or otherwise set aside with respect to a participant's account, the amount ultimately payable to a participant shall be the amount credited to such participant's account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

The plan administrator determined both the amount and investment funds in which the bonus award will be deemed invested for each participant. The four investment funds that the plan administrator could select were (1) a fixed interest fund, under which interest accrues at a rate to be determined annually by the plan administrator; (2) a fund under which a participant's account is deemed invested in the Dodge & Cox Income Fund, which invests primarily in bonds and other fixed income securities; (3) an equity index fund under which a participant's account is deemed invested in the SPDR Trust Series 1, which has an investment goal of tracking the performance of the Standard & Poor's 500 Index, or such other equity index as the plan administrator may from time to time select; and (4) a fund under which a participant's account tracks the performance of our common units, with all distributions automatically reinvested in common units. Upon vesting and payment, the participant shall be paid the value of the investment funds in cash or in-kind, at the sole discretion of the plan administrator. The plan administrator allocated 100% of all 2015 awards to the partnership's common units fund. For the 2015 incentive bonus awards, the expense associated with the reimbursement was approximately $1.3 million.

On February 26, 2016, the board of directors unanimously approved the savings and retention program, which is intended to constitute a "program" under, and be subject to, the TLP Management Services long-term incentive plan described above, for employees who provide services with respect to our business. The savings and retention program was used for incentive bonus awards in 2016 and 2017 and going forward. The new savings and retention program operates in a manner that is, and pursuant to terms and conditions that are substantially similar to, the savings and retention plan of TransMontaigne Services LLC used previously. The savings and retention program is administered by the board of TLP Management Services. Under the terms of the savings and retention program, the program expressly assumed the outstanding 2015 awards under the savings and retention plan of TransMontaigne Services LLC, which outstanding awards will be satisfied following their vesting and payment in January 2017 and 2018 or earlier as a result of any vesting acceleration event under the savings and retention program.

Generally, only senior level management of TLP Management Services receive awards under the savings and retention program. Under the second amended and restated omnibus agreement entered into on March 1, 2016, we have agreed to satisfy the incentive bonus awards made to key employees under the savings and retention program, including awards granted in 2016, in either cash or in common units; provided the compensation committee and conflicts committee of our general partner approves the annual awards granted under the plan which approval was affirmatively obtained for the 2016 awards. The plan administrator allocated 100% of all 2016 and 2017 awards to the partnership's common units fund. For the 2016 incentive bonus awards, the expense associated with the reimbursement was approximately $2.5 million. For the awards granted under the savings and retention program in 2016 and 2017, the Chief Executive Officer, the Chief Operating Officer and the Executive Vice President, Commercial Operations of our general partner have each satisfied the age and length of service thresholds of the program.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our limited partnership common units as of February 28, 2017 by each director of our general partner, by each individual serving as an executive officer of our general partner as of February 28, 2017, by each person known by us to own more than 5% of the outstanding units, and by all directors, director nominees and the named executive officers as of February 28, 2017 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

The calculation of the percentage of beneficial ownership is based on an aggregate of 16,161,262 limited partnership common units outstanding as of February 28, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all units beneficially owned. Units underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of February 28, 2017 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. The address for each named executive officer, director and director nominee is care of TransMontaigne Partners L.P., 1670 Broadway, Suite 3100, Denver, Colorado 80202.

	Common units	Percentage of
	beneficially	common units
Name of beneficial owner	owned	beneficially owned
TLP Equity Holdings, LLC(1)	2,366,704	14.6%
Gulf TLP Holdings, LLC(1)	800,000	5.0%
Oppenheimer Funds, Inc.(2)	2,411,366	14.9%
Named Executive Officers
Frederick W. Boutin(3)(4)	60,053	*
Robert T. Fuller(5)(6)	5,310	*
Michael A. Hammell(7)(6)	3,514	*
Mark Huff(8)(4)	24,171	*
Gregory J. Pound(9)(4)	39,184	*
Directors
Steven A. Blank(10)(11)	8,172	*
Theodore D. Burke	—	*
Kevin M. Crosby	—	*
Daniel R. Revers(1)	3,166,704	19.6%
Lucius H. Taylor	—	*
Jay A. Wiese(11)	543	*
Barry E. Welch(11)	543	*
All directors, director nominees and executive officers as a group (12 persons)	3,308,194	20.5%

*Less than 1%.

(1)Based on the Schedule 13D filed with the Securities and Exchange Commission on April 11, 2016 by each of Daniel R. Revers, TLP Equity Holdings, LLC, a Delaware limited liability company (“TLPEH”); and Gulf TLP Holdings, LLC, a Delaware limited liability company (“Gulf”).  TLPEH is indirectly owned by ArcLight Energy Partners Fund VI, L.P., which is indirectly owned by ArcLight Capital Holdings, LLC. Gulf is indirectly owned by ArcLight Energy Partners Fund VI, L.P., which is indirectly owned by ArcLight Capital Holdings, LLC. Mr. Revers is the manager of the general partner of the limited partnership that manages ArcLight Capital Holdings, LLC. Mr. Revers reports shared voting and shared dispositive power over the 3,166,704 common units reported above. TLPEH reports shared voting and shared dispositive power over the 2,366,704 common units reported above.  Gulf reports shared voting and shared dispositive power over the 800,000 common units reported above. The principal business address of each reporting person/entity is c/o ArcLight Capital Holdings, LLC, 200 Clarendon Street, 55th Floor, Boston, Massachusetts 02117.

(2)Based on the Schedule 13G (Amendment No. 6) filed with the Securities and Exchange Commission on January 26, 2017 by OppenheimerFunds, Inc., Oppenheimer SteelPath MLP Select 40 Fund and Oppenheimer SteelPath MLP Alpha Fund.  OppenheimerFunds, Inc. reports shared voting and shared dispositive power over the 2,411,366 common units reported above.  OppenheimerFunds, Inc. reports shared voting and shared dispositive power over 1,264,800 common units held by Oppenheimer SteelPath MLP Select 40 Fund and 989,349 common units held by Oppenheimer SteelPath MLP Alpha Fund.  The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.  The address of Oppenheimer SteelPath MLP Select 40 Fund and Oppenheimer SteelPath MLP Alpha Fund is 6803 S. Tucson Way, Centennial, Colorado 80112-3924.

(3)Includes 3,004 phantom units awarded to Mr. Boutin in 2015 pursuant to the TransMontaigne Services LLC savings and retention plan, representing the remaining 50% of the 2015 award. The first 50% of the 2015 award was satisfied in February 2017 via the issuance of common units. Includes 6,252 phantom units awarded to Mr. Boutin in March 2016 and 13,283 phantom units awarded to Mr. Boutin in February 2017 pursuant to the TLP Management Services savings and retention program.

(4)Each of Messrs. Boutin, Huff and Pound have satisfied the age and length of service thresholds under the prior and the current savings and retention plans, therefore, the common units beneficially owned and reported in the table above include phantom units that were immediately vested upon grant and will become payable as to 50% of a participant’s award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. The phantom units are subject to earlier payment as described under “—Savings and Retention Program” above.  At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(5)Includes 1,803 phantom units awarded to Mr. Fuller in 2015 pursuant to the TransMontaigne Services LLC savings and retention plan, representing the remaining 50% of the 2015 award.  The first 50% of the 2015 award was satisfied in February 2017 via the issuance of common units.  The foregoing phantom units vested upon the ArcLight acquisition (as further described under “—Savings and Retention Program” above) effective February 1, 2016.  Excludes 3,908 phantom units awarded to Mr. Fuller in March 2016 and 5,535 phantom units awarded to Mr. Fuller in February 2017 under the TLP Management Services savings and retention program.

(6)The phantom units vest 50% in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date. Phantom units are subject to earlier vesting as described under “—Savings and Retention Program” above. At the time of payment, phantom units will be paid out, in the sole discretion of the plan administrator, in cash, in common units or a combination thereof.

(7)  Includes 1,771 phantom units awarded to Mr. Hammell in 2015 pursuant to the TransMontaigne Services LLC savings and retention plan, representing the remaining 50% of the 2015 award.  The first 50% of the 2015 award was satisfied in February 2017 via the issuance of common units.  The foregoing phantom units vested upon the ArcLight acquisition (as further described under “—Savings and Retention Program” above) effective February 1, 2016.  Excludes 4,689 phantom units awarded to Mr. Hammell in March 2016 and 3,874 phantom units awarded to Mr. Hammell in February 2017 under the TLP Management Services savings and retention program.

(8)Includes 4,267 phantom units awarded to Mr. Huff in 2015 pursuant to the TransMontaigne Services LLC savings and retention plan, representing the remaining 50% of the 2015 award.  The first 50% of the 2015 award was satisfied in February 2017 via the issuance of common units.  Includes 8,532 phantom units awarded to Mr. Huff in March 2016 and 7,416 phantom units awarded to Mr. Huff in February 2017 pursuant to the TLP Management Services savings and retention program.

(9)Includes 3,188 phantom units awarded to Mr. Pound in 2015 pursuant to the TransMontaigne Services LLC savings and retention plan, representing the remaining 50% of the 2015 award.  The first 50% of the 2015 award was satisfied in February 2017 via the issuance of common units.  Includes 6,252 phantom units awarded to Mr. Pound in March 2016 and 4,428 phantom units awarded to Mr. Pound in February 2017 pursuant to the TLP Management Services savings and retention program.

(10) The ArcLight acquisition resulted in a change in control of our general partner. Pursuant to the TransMontaigne Services LLC long-term incentive plan, all the restricted phantom units awarded to the independent directors, including Mr. Blank, vested as of February 1, 2016 as a result of the change in control.

(11)Includes the October 2016 award of common units under the TLP Management Services long-term incentive plan, pursuant to which the independent directors receive common units valued at $90,000 (prorated based on length of service on the board of our general partner) that are immediately vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2016.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights(1)	warrants and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	126,555	—	618,093
Equity compensation plans not approved by security holders	—	—	—
Total	126,555	—	618,093

(1)

Includes: (i) a total of 64,459 phantom unit awards outstanding as part of the equity awards granted in 2015 under the TransMontaigne Services LLC savings and retention plan, which awards were later assumed under the current savings and retention program, which constitutes a "program" under, and is subject to, the TLP Management Services long-term incentive plan; and (ii) a total of 62,096 phantom unit awards outstanding that were granted in 2016 under the savings and retention program. The TLP Management Services long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, including the savings and retention program, with such amount subject to adjustment as provided for under the terms of the plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Our general partner’s conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest and other transactions with related persons in accordance with the procedures set forth in our amended and restated limited partnership agreement. Due to the conflicts of interest inherent in our operating structure, our general partner may, but is not required to, seek the approval of any conflict of interest transaction from the conflicts committee. Generally, such approval is requested for material transactions, including the purchase of a material amount of assets from TransMontaigne LLC or NGL prior to the ArcLight acquisition, and from ArcLight and its affiliates thereafter, or the modification of a material agreement with the foregoing parties.  Under our partnership agreement, any matter approved by the conflicts committee will be conclusively deemed fair and reasonable to the partnership, to be approved by all of our partners, and not to be a breach by our general partner of its fiduciary duties. The conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict, including taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us. In addition, the conflicts committee has been granted authority to engage outside advisors to assist it in making its determinations.

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

 As a result of the ArcLight acquisition, ArcLight acquired a 100% membership interest in, and control of, our general partner. Consequently, the transaction resulted in a change in control of TLP. The ArcLight acquisition did not involve any of the limited partnership units in TLP held by the public, and our limited partnership units continue to trade on the New York Stock Exchange. In addition, on April 1, 2016, affiliates of ArcLight acquired approximately 3.2 million of our common limited partnership units from NGL. With the purchase of the common units, ArcLight has a significant interest in our partnership through their ownership of the general partner interest, the incentive distribution rights and approximately 20% of the limited partner interests.

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

During the year ended December 31, 2016, we distributed approximately $18.3 million to our general partner and its affiliates. Assuming we have sufficient available cash to pay the minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.5 million on the 2% general partner interest and approximately $5.1 million on their common units.

Payments to our general partner and its affiliates

For the year ended December 31, 2016, we paid our general partner and its affiliates an administrative fee of approximately $11.4 million with an additional insurance reimbursement of approximately $3.1 million for the provision of various general and administrative services for our benefit. We also agreed to reimburse our general partner for a portion of the incentive bonus awards made to key employees under the TLP Management Services savings and retention program (and the predecessor TransMontaigne Services LLC savings and retention plan) and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment to TLP Management Services or the delivery of our common units to TLP Management Services or to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan.  For further information regarding these fees, please see “Omnibus Agreement” below.

Omnibus Agreement

On May 27, 2005 we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement has been subsequently amended from time to time. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, we entered into the second amended and restated omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings LLC, an ArcLight subsidiary, to waive the automatic termination that would have occurred at such time as TransMontaigne LLC ceased to control our general partner and to remove certain legacy provisions that were no longer applicable to the partnership. The omnibus agreement will continue in effect until the earlier to occur of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties. Any or all of the provisions of the omnibus agreement, are terminable by Gulf TLP Holdings at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal.

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit. For the years ended December 31, 2016, 2015 and 2014, the annual administrative fee paid to the owner of our general partner was approximately $11.4 million, $11.3 million and $11.1 million, respectively. If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. The administrative fee encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP an insurance reimbursement for insurance policies purchased on our behalf to cover our facilities and operations. For the years ended December 31, 2016, 2015 and 2014, the insurance reimbursement paid was approximately $3.1 million, $3.8 million and $3.7 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of the partnership’s insurance requirements. For the years ended December 31, 2016, 2015 and 2014, the expense associated with insurance contracted directly by us was $1.0 million, $nil and $nil, respectively.

We also reimburse the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Prior to March 1, 2016, under the omnibus agreement we agreed to reimburse the owner of TransMontaigne GP for a portion of the incentive bonus awards made to key employees under the owner’s savings and retention plan, provided the compensation committee of our general partner determined that an adequate portion of the incentive bonus awards were indexed to the performance of our common units in the form of restricted phantom units. The value of our incentive bonus award reimbursement for a single grant year could be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, we have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention plan. Prior to the 2015 incentive bonus award, we reimbursed our portion of the incentive bonus awards by making cash payments to the owner of TransMontaigne GP over the first year that each applicable award was granted.

Under the second amended and restated omnibus agreement entered into on March 1, 2016, we agreed to satisfy the incentive bonus awards made to key employees under the savings and retention program, including awards granted in 2015 and 2016, in either cash or in common units; provided the compensation committee and conflicts committee of our general partner approves the annual awards granted under the plan. For the years ended December 31, 2016, 2015 and 2014, the expense associated with the reimbursement of incentive bonus awards was approximately $2.5 million, $1.3 million and $1.5 million, respectively.

Transition Services Agreement

In connection with the ArcLight acquisition, NGL and ArcLight entered into a transition services agreement whereby an affiliate of NGL, NGL Energy Operating, continued to serve as the entity that employed the officers and employees that provided services to our partnership and NGL Energy Operating provided payroll and benefits services related thereto. On June 26, 2016, all employees who provide services to our partnership became employees of TLP Management Services, which entity established and maintains all employee benefits programs on behalf of our partnership. TLP Management Services is a newly formed, wholly owned subsidiary of Gulf TLP Holdings, LLC, which is a wholly owned subsidiary of ArcLight. TLP Management Services continues to employ all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership.

Terminaling Services Agreements

We have entered into various terminaling services agreements with NGL and TransMontaigne LLC, who were our affiliates prior to the ArcLight acquisition that closed on February 1, 2016, which are discussed in Note 2 of Notes to consolidated financial statements contained within Item 8. “Financial Statements and Supplementary Data” of this annual report.

Indemnification

We have entered into various indemnification agreements with TransMontaigne LLC, which are discussed under Item 1. “Business and Properties—Environmental Matters—Site Remediation” of this annual report. These indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by the ArcLight acquisition.

DIRECTOR INDEPENDENCE

A description of the independence of the board of directors of our general partner may be found under Item 10. “Directors, Executive Officers of our General Partner and Corporate Governance” of this annual report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2016	2015
Audit fees(1)	$673,000	$650,000
Comfort letter and consents	148,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$821,000	$650,000

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

3.	Exhibits. A list of exhibits required by Item 601 of Regulation S‑K to be filed as part of this annual report.
(A)

2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with a Report of Independent Auditors, as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014.

pwc

Report of Independent Auditors

To the Board of Directors and Members of
Battleground Oil Specialty Terminal Company LLC:

We have audited the accompanying financial statements of Battleground Oil Specialty Terminal Company LLC (the “Company”), which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of income, of members’ equity, and of cash flows for each of the three years in the period ended December 31, 2016.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battleground Oil Specialty Terminal Company LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 to the financial statements, the Company has extensive operations and relationships with its member, Kinder Morgan Battleground Oil, LLC and other affiliated companies.

/s/PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2017

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF INCOME

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues	$66,863	$70,710	$49,924

Operating Costs and Expenses
Operations and maintenance	20,105	18,898	18,289
Depreciation and amortization	18,401	18,092	16,601
General and administrative	3,694	2,673	2,407
Taxes other than income taxes	5,776	5,947	3,244
Total Operating Costs and Expenses	47,976	45,610	40,541

Operating Income	18,887	25,100	9,383

Other Income	1	—	536

Income Before Taxes	18,888	25,100	9,919

Income Tax Expense	174	177	180

Net Income	$18,714	$24,923	$9,739

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In Thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$21,068	$18,792
Accounts receivable	1,240	1,378
Inventories	677	700
Prepayments	252	209
Total current assets	23,237	21,079

Property, plant and equipment, net	484,677	499,971
Deferred charges and other assets	654	1,011
Total Assets	$508,568	$522,061

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payables	$4,589	$6,495
Accrued taxes, other than income taxes	5,818	5,988
Other current liabilities	2,392	2,581
Total current liabilities	12,799	15,064

Commitments and contingencies (Notes 2 and 5)
Members' Equity	495,769	506,997
Total Liabilities and Members' Equity	$508,568	$522,061

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$18,714	$24,923	$9,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,401	18,092	16,601
Other non-cash items	50	391	—
Changes in components of working capital:
Accounts receivable	138	678	1,110
Inventories	23	115	(519)
Accounts payables	(430)	1,656	(3,302)
Other current assets and liabilities	(242)	1,479	5,518
Other long-term assets and liabilities	197	(345)	42
Net Cash Provided by Operating Activities	36,851	46,989	29,189

Cash Flows From Investing Activities
Capital expenditures	(4,633)	(13,362)	(99,577)
Sale and disposal of property, plant and equipment	—	90	—
Net Cash Used in Investing Activities	(4,633)	(13,272)	(99,577)

Cash Flows From Financing Activities
Contributions from Members	5,000	9,943	99,480
Distributions to Members	(34,942)	(41,207)	(18,895)
Net change in note payable to affiliate	—	—	(21,083)
Net Cash (Used in) Provided by Financing Activities	(29,942)	(31,264)	59,502

Net Increase (Decrease) in Cash and Cash Equivalents	2,276	2,453	(10,886)
Cash and Cash Equivalents, beginning of period	18,792	16,339	27,225
Cash and Cash Equivalents, end of period	$21,068	$18,792	$16,339

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

	Class A unitholders	Class B unitholders	Total unitholders
Balance at December 31, 2013	$423,014	$—	$423,014
Net income	9,078	661	9,739
Contributions	99,480	—	99,480
Distributions	(18,234)	(661)	(18,895)
Balance at December 31, 2014	513,338	—	513,338
Net income	23,481	1,442	24,923
Contributions	9,943	—	9,943
Distributions	(39,765)	(1,442)	(41,207)
Balance at December 31, 2015	506,997	—	506,997
Net income	17,491	1,223	18,714
Contributions	5,000	—	5,000
Distributions	(33,719)	(1,223)	(34,942)
Balance at December 31, 2016	$495,769	$—	$495,769

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. General

We are a Delaware limited liability company, formed on May 26, 2011. When we refer to “us,” “we,” “our,” “ours,” “the Company”, or “BOSTCO,” we are describing Battleground Oil Specialty Terminal Company LLC.

The member interests in us (collectively referred to as the Class A Members) are as follows:

•	55.0% - Kinder Morgan Battleground Oil, LLC (KM Battleground Oil), a subsidiary of Kinder Morgan, Inc. (KMI);
•	42.5% - TransMontaigne Operating Company L.P. (TransMontaigne), a wholly owned subsidiary of TransMontaigne Partners L.P.; and
•	2.5% - Tauber Terminals, L.P. (Tauber), a Texas limited partnership.

We own and operate a terminal facility that has 7.1 million barrels of distillate, residual fuel and other black oil product storage at a Houston Ship Channel site. The facility also has deep draft docks and high speed pumps.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification, the single source of United States Generally Accepted Accounting Principles (GAAP) and referred to in this report as the Codification. Additionally, certain amounts from the prior year have been reclassified to conform to the current presentation.

Management has evaluated subsequent events through February 24, 2017, the date the financial statements were available to be issued.

Out of Period of Adjustment

A $1,435,000 out of period correction was recorded in 2016 resulting in a decrease in operations and maintenance expense and increase in net income. This adjustment relates to the over accrual of certain dredging service costs in 2014 and 2015. Management evaluated this error taking into account both qualitative and quantitative factors and considered the impact in relation to each period in which they originated. The impact of recognizing this adjustment in prior years was not significant to any individual period. Management believes this adjustment is immaterial to the financial statements presented herein and the previously issued financial statements.

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

Accounts Receivable, net

We establish provisions for losses on accounts receivable due from customers if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. We had no allowance for doubtful accounts as of December 31, 2016 and 2015.

Inventories

Our inventories, which consist of consumable spare parts used in the operations of the facilities, are valued at weighted-average cost, and we periodically review for physical deterioration and obsolescence.

Property, Plant and Equipment, net

Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. The indirect capitalized labor and related costs are based upon estimates of time spent supporting construction projects.

We use the straight-line method to depreciate property, plant and equipment over the estimated useful life for each asset. The cost of property, plant and equipment sold or retired and the related depreciation are removed from the balance sheet in the period of sale or disposition. Gains or losses resulting from property sales or dispositions are recognized in the period incurred. We generally include gains or losses in “Operations and maintenance” on our accompanying Statements of Income.

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

We are required to operate and maintain our assets, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no recorded ARO as of December 31, 2016 and 2015.

Asset Impairments

We evaluate our assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in market conditions or in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of the carrying value of our long-lived asset based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2016, 2015 and 2014.

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

For the year ended December 31, 2016, revenues from our three largest non-affiliate customers were approximately $12,519,000, $11,003,000 and $9,380,000, respectively, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2015, revenues from our three largest non-affiliate customers were approximately $12,424,000, $10,739,000 and $8,702,000, respectively, and revenues from our largest affiliate customer was approximately $7,480,000, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2014, revenues from our two largest non-affiliate customers were approximately $11,884,000 and $7,920,000, respectively, and revenues from our largest affiliate customer was approximately $5,331,000, each of which exceeded 10% of our operating revenues.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. We had no accruals for any outstanding environmental matters as of December 31, 2016 and 2015.

Legal Proceedings

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

As of December 31, 2016 and 2015, we had approximately $1,642,000 accrued for our outstanding legal matters.

We are engaged in an ongoing dispute with one of our major customers with respect to amounts due and potential damages associated with the commencement of operations under an agreement with this customer. We have engaged in periodic discussions with our customer to attempt to negotiate a potential resolution.

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

Income Taxes

We are a limited liability company that has elected to be treated as a partnership for income tax purposes and are not subject to federal income taxes or state income taxes. Accordingly, no provision for federal or state income taxes has been recorded in our financial statements. The tax effects of our activities accrue to our members who report on their individual federal income tax returns their share of revenues and expenses. However, we are subject to Texas margin tax (a revenue based calculation), which is presented as “Income Tax Expense” on our accompanying Statements of Income.

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following (in thousands):

		December 31,
	Useful Life in Years	2016	2015
Terminal and storage facilities	10 - 40	$435,730	$432,172
Buildings	5 - 30	12,955	12,955
Other support equipment	5 - 30	76,606	75,916
Accumulated depreciation and amortization		(54,868)	(36,471)
		470,423	484,572
Land		13,168	13,168
Construction work in process		1,086	2,231
Property, plant and equipment, net		$484,677	$499,971

4. Related Party Transactions

Limited Liability Company Agreement (LLC Agreement)

Under the terms of our LLC Agreement entered into as of October 18, 2011 and amended on December 20, 2012, the Class A Members are obligated to make capital contributions in proportion to their Class A Member interests in us to fund the construction of the storage facilities (Phase I and Phase IA).

Our profits and losses, and cash distributions are allocated, and made, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. Class B Member interests are not required to make capital contributions in order to maintain their profit interests. Class A and Class B Members have other restrictions, obligations, and limitations as to the transfer of ownership interests. Class A units outstanding as of December 31, 2016 and 2015 were 14,914,900. Class B units outstanding as of December 31, 2016 and 2015 were 700.

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

Affiliate Agreement

Pursuant to the operations and reimbursement agreement, KM Battleground Oil operates our terminal facility and we pay them a service fee. The service fee for the years ended December 31, 2016, 2015 and 2014 was approximately $1,574,000, $1,544,000 and $1,509,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

Other Affiliate Balances and Activities

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates.

We do not have employees. Employees of KMI provide services to us. In accordance with our governance documents, we reimburse KMI at cost.

The following table summarizes our balance sheet affiliate balances (in thousands):

	December 31,
	2016	2015
Accounts receivable	$182	$27
Prepayments(a)	239	376
Accounts payable	1,452	1,403

a)	Included in “Prepayments” and “Deferred charges and other assets” on our accompanying Balance Sheets.

The following table shows revenues and costs from our affiliates (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues	$4,751	$7,480	$5,331
Operations and maintenance	9,774	9,486	9,048
General and administrative	2,963	2,673	2,407

Subsequent Event

In February 2017, we made cash distributions to our Class A and B Members totaling $7,507,000.

5. Commitments

We lease property and equipment under various operating leases. Future minimum annual rental commitments under our operating leases as of December 31, 2016, are as follows (in thousands):

Year	Total
2017	$410
2018	417
2019	419
2020	377
2021	389
Thereafter	7,446
Total	$9,458

Rental expense on our lease obligations for the years ended December 31, 2016, 2015 and 2014 was approximately $464,000, $471,000 and $410,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

6. Recent Accounting Pronouncements

Accounting Standards Updates

Topic 606

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” followed by a series of related accounting standard updates (collectively referred to as “Topic 606”). Topic 606 is designed to create greater revenue recognition and disclosure comparability in financial statements. The provisions of Topic 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which an entity expects to be entitled in exchange for those goods or services. Topic 606 requires certain disclosures about contracts with customers and provides more comprehensive guidance for transactions such as service revenue, contract modifications, and multiple-element arrangements.

We are in the process of comparing our current revenue recognition policies to the requirements of Topic 606 for each of our revenue categories. While we have not identified any material differences in the amount and timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete and we have not concluded on the overall impacts of adopting Topic 606. Topic 606 will require that our revenue recognition policy disclosure include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers. Topic 606 will also require disclosure of significant changes in contract asset and contract liability balances period to period and the amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, as applicable. We will adopt Topic 606 effective January 1, 2018. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We plan to make a determination as to our method of adoption once we more fully complete our evaluation of the impacts of the standard on our revenue recognition and we are better able to evaluate the cost-benefit of each method.

ASU No. 2014-15

On August 27, 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures if management concludes that substantial doubt exists or that its plans alleviate substantial doubt that was raised. We adopted ASU 2014-15 for the year ended December 31, 2016 with no impact to our financial statements.

ASU No. 2016-02

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that lessees will be required to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for us as of January 1, 2019. We are currently reviewing the effect of ASU No. 2016-02.

ASU No. 2016-15

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. We adopted ASU No. 2016-15 in the third quarter of 2016 with no material impact to our financial statements.

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

10.1*

Third Amended and Restated Senior Secured Credit Facility, dated March 13, 2017, among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as Administrative Agent, US Bank, National Association, as Syndication Agent, Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., Citibank, N.A., MUFG Union Bank N.A. and Royal Bank of Canada, each as Documentation Agents, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Lead Book Runner, and the other financial institutions a party thereto.

10.2

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

10.4+	2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

Exhibit Number	Description
10.5+

Form of 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.6+

TLP Management Services LLC Savings and Retention Program (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

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

10.9

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.10

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.11

Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.12

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.13

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.14

Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 12, 2013).  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Description
10.15

First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 12, 2013).  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934

10.16

Purchase Agreement, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., and Kinder Morgan Battleground Oil LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on December 20, 2012).

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
101*

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with TransMontaigne GP L.L.C., the general partner of the registrant, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 14, 2017
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	March 14, 2017
Robert T. Fuller

/s/ Steven A. Blank	Director	March 14, 2017
Steven A. Blank

/s/ Theodore D. Burke	Director	March 14, 2017
Theodore D. Burke

/s/ KEVIN M. CROSBY	Director	March 14, 2017
Kevin M. Crosby

/s/ Daniel R. Revers	Director	March 14, 2017
Daniel R. Revers

/s/ Lucius H. Taylor	Director	March 14, 2017
Lucius H. Taylor

/s/ Barry E. Welch	Director	March 14, 2017
Barry E. Welch

/s/ Jay A. Wiese	Director	March 14, 2017
Jay A. Wiese

Exhibit Number	Description
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

10.1*

Third Amended and Restated Senior Secured Credit Facility, dated March 13, 2017, among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as Administrative Agent, US Bank, National Association, as Syndication Agent, Joint Lead Arranger and Joint Book Runner, Bank of America, N.A., Citibank, N.A., MUFG Union Bank N.A. and Royal Bank of Canada, each as Documentation Agents, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Lead Book Runner, and the other financial institutions a party thereto.

10.2

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

10.4+	2016 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).
10.5+

Form of 2016 Long‑Term Incentive Plan Non‑Employee Director Award Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

Exhibit Number	Description
10.6+

TLP Management Services LLC Savings and Retention Program (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

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

10.9

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.10

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.11

Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.12

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.13

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP, TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008).

10.14

Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 12, 2013).  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

10.15

First Amendment to the Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC, dated December 20, 2012, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 12, 2013).  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Description
10.16

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
101*

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

*Filed with this annual report.

+Identifies each management compensation plan or arrangement.