Form 10-Q
period 2017-03-31
TransMontaigne Partners L.P.
filed 2017-05-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

(303) 626‑8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

  Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2017, there were 16,161,262 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2017 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2016, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 14, 2017 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2017:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$641	$593
Trade accounts receivable, net	9,088	9,297
Due from affiliates	963	653
Other current assets	8,190	9,903
Total current assets	18,882	20,446
Property, plant and equipment, net	419,995	416,748
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	241,304	241,093
Other assets, net	7,864	2,922
	$696,530	$689,694
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,194	$7,928
Accrued liabilities	16,665	13,998
Total current liabilities	27,859	21,926
Other liabilities	3,113	3,234
Long-term debt	292,500	291,800
Total liabilities	323,472	316,960
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,161,262 units issued and outstanding at March 31, 2017 and 16,137,650 units issued and outstanding at December 31, 2016)	320,130	320,042
General partner interest (2% interest with 329,821 equivalent units outstanding at March 31, 2017 and 329,339 equivalent units outstanding at December 31, 2016)	52,928	52,692
Total partners’ equity	373,058	372,734
	$696,530	$689,694

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended
	March 31,
	2017	2016
Revenue:
External customers	$43,080	$36,272
Affiliates	1,770	4,354
Total revenue	44,850	40,626
Operating costs and expenses and other:
Direct operating costs and expenses	(16,511)	(15,906)
General and administrative expenses	(3,971)	(3,878)
Insurance expenses	(1,006)	(895)
Equity-based compensation expense	(1,817)	(2,155)
Depreciation and amortization	(8,705)	(7,935)
Earnings from unconsolidated affiliates	2,560	1,850
Total operating costs and expenses and other	(29,450)	(28,919)
Operating income	15,400	11,707
Other expenses:
Interest expense	(2,152)	(2,792)
Amortization of deferred financing costs	(294)	(205)
Total other expenses	(2,446)	(2,997)
Net earnings	12,954	8,710
Less—earnings allocable to general partner interest including incentive distribution rights	(2,843)	(2,056)
Net earnings allocable to limited partners	$10,111	$6,654
Net earnings per limited partner unit—basic	$0.62	$0.41
Net earnings per limited partner unit—diluted	$0.62	$0.41

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2016 and three months ended March 31, 2017

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2015	$326,224	$57,747	$383,971
Distributions to unitholders	(44,211)	(8,898)	(53,109)
Equity-based compensation	3,128	—	3,128
Issuance of 19,008 common units pursuant to our long-term incentive plan	135	—	135
Issuance of 2,094 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	9	9
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for year ended December 31, 2016	34,766	9,340	44,106
Balance December 31, 2016	320,042	52,692	372,734
Distributions to unitholders	(11,458)	(2,629)	(14,087)
Equity-based compensation	1,817	—	1,817
Settlement of tax withholdings on equity-based compensation	(382)	—	(382)
Issuance of 23,612 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	22	22
Net earnings for three months ended March 31, 2017	10,111	2,843	12,954
Balance March 31, 2017	$320,130	$52,928	$373,058

See accompanying notes to consolidated financial statements.

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$12,954	$8,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,705	7,935
Earnings from unconsolidated affiliates	(2,560)	(1,850)
Distributions from unconsolidated affiliates	4,349	4,135
Equity-based compensation	1,817	2,155
Amortization of deferred financing costs	294	205
Amortization of deferred revenue	(51)	(198)
Unrealized (gain) loss on derivative instruments	(258)	794
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	220	(1,235)
Due from affiliates	(310)	400
Other current assets	1,716	13
Amounts due under long-term terminaling services agreements, net	(98)	(47)
Deposits	54	—
Trade accounts payable	864	(974)
Accrued liabilities	2,667	200
Net cash provided by operating activities	30,363	20,243
Cash flows from investing activities:
Acquisition of terminal assets	—	(12,000)
Investments in unconsolidated affiliates	(2,000)	(2,225)
Capital expenditures	(9,500)	(9,483)
Net cash used in investing activities	(11,500)	(23,708)
Cash flows from financing activities:
Borrowings of debt under credit facility	46,000	58,400
Repayments of debt under credit facility	(45,300)	(42,300)
Deferred financing costs	(5,065)	(395)
Deferred shelf registration costs	(3)	—
Settlement of tax withholdings on equity-based compensation	(382)	—
Distributions paid to unitholders	(14,087)	(12,792)
Contribution of cash by TransMontaigne GP	22	5
Net cash provided by (used in) financing activities	(18,815)	2,918
Increase (decrease) in cash and cash equivalents	48	(547)
Cash and cash equivalents at beginning of period	593	681
Cash and cash equivalents at end of period	$641	$134
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,217	$2,127
Property, plant and equipment acquired with accounts payable	$7,515	$3,570

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2017 and December 31, 2016 and our results of operations for the three months ended March 31, 2017 and 2016. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended March 31, 2017 and 2016, we recognized revenue of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

$2.7 million and $1.4 million, respectively, for net product gained. Within these amounts, approximately $nil and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

At both March 31, 2017 and December 31, 2016, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million. Our derivative instruments expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m)   Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net earnings and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As the Partnership has no components of comprehensive income other than net earnings, no statement of comprehensive income has been presented.

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

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee paid for the three months ended March 31, 2017 and 2016 was approximately $2.9 million and $2.8 million, respectively. The administrative fee is recognized as a component of general and administrative expense and encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services.

If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. Effective May 3, 2017 the board of TransMontaigne GP, with the concurrence of the conflicts committee, approved a $1.8 million annual increase (or $150,000 monthly) to the administrative fee related to the construction of approximately 2.0 million barrels of new storage capacity at our Collins, Mississippi bulk storage terminal. The increase will be ratably applied monthly beginning May 3, 2017 based on the percentage of the 2.0 million barrels of new storage capacity that has been placed in service.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP for insurance policies purchased on our behalf to cover our facilities and operations. For the three months ended March 31, 2017 and 2016, the insurance reimbursement paid was approximately $nil and $0.9 million, respectively. Beginning October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended March 31, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively. We also pay the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for bonus awards made to key employees under the owner’s savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the program. We have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program (see Note 14 of Notes to the consolidated financial statements).

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

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or “Frontera”. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million for both the three months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017 and 2016 we recognized approximately $0.3 million and $nil, respectively, of revenue related to this agreement.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

intent to terminate the agreement. Subsequent to the ArcLight acquisition, effective February 1, 2016, revenue associated with the Southeast terminaling services agreement is recorded as revenue from external customers as opposed to revenue from affiliates.

Under this agreement, NGL is obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $6.8 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

(3) ACQUISITION OF TERMINAL ASSETS FROM AFFILIATE

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. The hydrant system encompasses a system for fueling cruise ships. The acquisition of the hydrant system from TransMontaigne LLC has been recorded at the carryover basis in a manner similar to a reorganization of entities under common control. Accordingly, we recorded the assets at their net book value of $6.5 million with the remaining purchase price of $5.5 million recorded as a reduction to the general partner interest. TransMontaigne LLC controlled our general partner on the acquisition date, the difference between the consideration we paid to TransMontaigne LLC and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statements of partners’ equity as a decrease to the general partner interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not considered material to our consolidated financial statements we did not recast prior period consolidated financial statements.

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

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Trade accounts receivable	$9,207	$9,416
Less allowance for doubtful accounts	(119)	(119)
	$9,088	$9,297

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2017	2016
NGL Energy Partners LP	26%	21%
Castleton Commodities International LLC	13%	14%
RaceTrac Petroleum Inc.	12%	12%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Amounts due from insurance companies	$2,248	$1,810
Additive detergent	1,292	1,364
Prepaid insurance	4,073	4,684
Deposits and other assets	577	2,045
	$8,190	$9,903

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2017 and December 31, 2016, we have recognized amounts due from insurance companies of approximately $2.2 million and $1.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2017, we received reimbursements from insurance companies of approximately $0.5 million. During the three months ended March 31, 2017, we increased our estimate of probable future insurance recoveries by approximately $0.9 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Land	$53,079	$53,079
Terminals, pipelines and equipment	664,347	651,783
Furniture, fixtures and equipment	4,123	4,100
Construction in progress	11,032	11,715
	732,581	720,677
Less accumulated depreciation	(312,586)	(303,929)
	$419,995	$416,748

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) GOODWILL

Goodwill is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Brownsville terminals	$8,485	$8,485

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

At March 31, 2017 and December 31, 2016, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the three months ended March 31, 2017 or during the year ended December 31, 2016 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2017 and December 31, 2016, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
BOSTCO	42.5%	42.5%	$216,568	$217,941
Frontera	50%	50%	24,736	23,152
Total investments in unconsolidated affiliates			$241,304	$241,093

At March 31, 2017 and December 31, 2016, our investment in BOSTCO includes approximately $7.2 million and $7.2 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
BOSTCO	$1,706	$1,392
Frontera	854	458
Total earnings from investments in unconsolidated affiliates	$2,560	$1,850

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
BOSTCO	$—	$2,125
Frontera	2,000	100
Additional capital investments in unconsolidated affiliates	$2,000	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
BOSTCO	$3,079	$3,634
Frontera	1,270	501
Cash distributions received from unconsolidated affiliates	$4,349	$4,135

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Current assets	$23,234	$23,237	$9,441	$5,779
Long-term assets	480,604	485,331	41,865	41,966
Current liabilities	(11,183)	(12,799)	(1,588)	(1,172)
Long-term liabilities	—	—	(246)	(269)
Net assets	$492,655	$495,769	$49,472	$46,304

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue	$16,630	$16,681	$5,393	$4,142
Expenses	(12,238)	(12,250)	(3,685)	(3,226)
Net earnings	$4,392	$4,431	$1,708	$916

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Deferred financing costs, net of accumulated amortization of $5,057 and $4,763, respectively	$6,069	$1,298
Amounts due under long-term terminaling services agreements	673	656
Customer relationships, net of accumulated amortization of $2,143 and $2,092, respectively	287	338
Unrealized gain on derivative instruments	602	344
Deposits and other assets	233	286
	$7,864	$2,922

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At both March 31, 2017 and December 31, 2016, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.7 million.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Customer advances and deposits:
External customers	$9,921	$8,602
Affiliates	108	108
	10,029	8,710
Accrued property taxes	1,630	1,061
Accrued environmental obligations	2,115	2,107
Interest payable	488	232
Accrued expenses and other	2,403	1,888
	$16,665	$13,998

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2017 and December 31, 2016, we have billed and collected from certain of our customers approximately $10.0 million and $8.7 million, respectively, in advance of the terminaling services being provided.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued environmental obligations.  At both March 31, 2017 and December 31, 2016, we have accrued environmental obligations of approximately $2.1 million, representing our best estimate of our remediation obligations. During the three months ended March 31, 2017, we made payments of approximately $0.5 million towards our environmental remediation obligations. During the three months ended March 31, 2017, we increased our estimate of our future environmental remediation costs by approximately $0.5 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Advance payments received under long-term terminaling services agreements	$913	$994
Deferred revenue—ethanol blending fees and other projects	2,200	2,240
	$3,113	$3,234

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At March 31, 2017 and December 31, 2016, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $0.9 million and $1.0 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both March 31, 2017 and December 31, 2016, we have unamortized deferred revenue of approximately $2.2 million, for completed projects. During the three months ended March 31, 2017 and 2016, we recognized revenue on a straight‑line basis of approximately $0.1 million and $0.2 million, respectively, for completed projects.

(12) LONG‑TERM DEBT

On March 13, 2017, we entered into the third amended and restated senior secured credit facility, or the “credit facility”, that provides for a maximum borrowing line of credit equal to $600 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2017 and 2016, the weighted average interest rate on borrowings under the credit facility was approximately 3.3% and

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

3.1%, respectively. At March 31, 2017 and December 31, 2016, our outstanding borrowings under the credit facility were $292.5 million and $291.8 million, respectively. At both March 31, 2017 and December 31, 2016 our outstanding letters of credit were $0.4 million.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2016	16,137,650	329,339
Issuance of common units pursuant to our savings and retention program	23,612	—
TransMontaigne GP to maintain its 2% general partner interest	—	482
Units outstanding at March 31, 2017	16,161,262	329,821

(14) EQUITY BASED COMPENSATION

TransMontaigne GP is our general partner and manages our operations and activities. Prior to February 1, 2016, TransMontaigne GP was a wholly owned subsidiary of TransMontaigne LLC, which is a wholly owned subsidiary of NGL. TransMontaigne Services LLC, which is a wholly owned subsidiary of TransMontaigne LLC, had a long‑term incentive plan and a savings and retention program to compensate through bonus awards certain employees and independent directors of our general partner who provided services with respect to the business of our general partner.

Long-term incentive plan.  On February 26, 2016, the board of our general partner approved, subject to the approval of our common unitholders, the TLP Management Services 2016 long-term incentive plan and the TLP Management Services savings and retention program (discussed further below) which constitutes a program under, and is subject to, the TLP Management Services long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan and the TransMontaigne Services LLC savings and retention program. TLP Management Services is a wholly owned indirect subsidiary of ArcLight and employs all the officers and employees who provide services to our partnership and such entity provides payroll and maintains all employee benefits programs on behalf of our partnership. On July 12, 2016, we held a special meeting of our common unitholders at which time the TLP Management Services long-term incentive plan and savings and retention program were approved by the Partnership’s unitholders.

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

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TransMontaigne Services LLC long-term incentive plan had historically vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards was subject to forfeiture until the vesting date, but recipients had distribution and voting rights from the date of the grant. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly there are no long-term incentive plan grants outstanding as of March 31, 2017.

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

Effective as of October 18, 2016, the board of directors of our general partner, with the concurrence of the compensation committee, adopted a revised independent director annual compensation program, which includes the grant of common units valued at $90,000 annually and issued pursuant to the TLP Management Services long-term incentive plan, which common units are immediately vested and are not subject to forfeiture. On October 21, 2016, we granted and issued an additional 3,258 common units to our independent directors under the TLP Management Services long‑term incentive plan. The annual common unit award for 2016 was prorated for Mr. Wiese and Mr. Welch, who were each appointed to the board in July 2016, based on their length of service on the board of our general partner.

For awards to the independent directors of our general partner, equity-based compensation of approximately $68,000 and $520,000 is included in equity-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Savings and retention program.  On February 26, 2016, the board of our general partner unanimously approved the TLP Management Services savings and retention program, subject to the approval of our common unitholders, for employees who provide services with respect to our business. This plan is intended to constitute a program under, and be subject to, the TLP Management Services 2016 long-term incentive plan described above. The savings and retention program is used for awards to employees of TLP Management Services who provide services to the Partnership. The savings and retention program operates in a manner substantially similar to the TransMontaigne Services LLC savings and retention program used previously.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for bonus awards made to key employees under the owner’s savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the program (see Note 2 of the Notes to consolidated financial statements). We have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Our reimbursement for the bonus awards is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the bonus awards in our common units, and accordingly, we account for the bonus awards as an equity award.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of March 31, 2017, there was approximately $2.1 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be amortized over the remaining weighted average period of 1.91 years

For bonus awards to employees of TLP Management Services, equity-based compensation of approximately $1,749,000 and $1,635,000 is included in equity-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Activity related to our equity based awards granted under the savings and retention program for services performed under the omnibus agreement for the three months ended March 31, 2017 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2016	88,118	$35.82	38,438	$34.90
Issuance of units	(23,612)	$44.70	—	$—
Units withheld for settlement of withholding taxes	(8,618)	$44.33	—	$—
Unit accrual for distributions paid	974	$44.42	534	$44.42
Vesting of units	6,358	$44.56	(6,358)	$44.56
Grant of units	34,978	$44.70	21,875	$44.70
Restricted phantom units outstanding at March 31, 2017	98,198	$38.70	54,489	$38.64
Vested and expected to vest at March 31, 2017	152,687	$38.68

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended
	March 31,
	2017	2016
Net earnings	$12,954	$8,710
Less:
Distributions payable on behalf of incentive distribution rights	(2,636)	(1,920)
Distributions payable on behalf of general partner interest	(239)	(224)
Earnings allocable to general partner interest less than distributions payable to general partner interest	32	88
Earnings allocable to general partner interest including incentive distribution rights	(2,843)	(2,056)
Net earnings allocable to limited partners per the consolidated statements of operations	$10,111	$6,654
Basic weighted average units	16,245	16,181
Diluted weighted average units	16,266	16,188
Net earnings per limited partner unit—basic	$0.62	$0.41
Net earnings per limited partner unit—diluted	$0.62	$0.41

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710
January 1, 2017 through March 31, 2017	$0.725

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At March 31, 2017, we have contractual commitments of approximately $23.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At March 31, 2017, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2017 (remainder of the year)	$2,949
2018	1,650
2019	1,636
2020	1,483
2021	1,414
Thereafter	3,502
$12,634

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.6 million in future periods.

Rental expense under operating leases was approximately $0.9 million for both the three months ended March 31, 2017 and 2016.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2017 and December 31, 2016.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Gulf Coast Terminals:
Terminaling services fees	$13,124	$11,367
Other	3,166	2,236
Revenue	16,290	13,603
Direct operating costs and expenses	(5,554)	(5,226)
Net margins	10,736	8,377
Midwest Terminals and Pipeline System:
Terminaling services fees	2,167	2,177
Pipeline transportation fees	433	433
Other	236	286
Revenue	2,836	2,896
Direct operating costs and expenses	(712)	(682)
Net margins	2,124	2,214
Brownsville Terminals:
Terminaling services fees	1,992	2,155
Pipeline transportation fees	1,283	1,008
Other	2,399	4,530
Revenue	5,674	7,693
Direct operating costs and expenses	(2,872)	(2,701)
Net margins	2,802	4,992
River Terminals:
Terminaling services fees	2,467	2,146
Other	203	197
Revenue	2,670	2,343
Direct operating costs and expenses	(1,650)	(2,047)
Net margins	1,020	296
Southeast Terminals:
Terminaling services fees	15,384	13,257
Other	1,996	834
Revenue	17,380	14,091
Direct operating costs and expenses	(5,723)	(5,250)
Net margins	11,657	8,841
Total net margins	28,339	24,720
General and administrative expenses	(3,971)	(3,878)
Insurance expenses	(1,006)	(895)
Equity-based compensation expense	(1,817)	(2,155)
Depreciation and amortization	(8,705)	(7,935)
Earnings from unconsolidated affiliates	2,560	1,850
Operating income	15,400	11,707
Other expenses	(2,446)	(2,997)
Net earnings	$12,954	$8,710

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$16,290	$2,836	$3,904	$2,670	$17,380	$43,080
Frontera	—	—	1,770	—	—	1,770
Revenue	$16,290	$2,836	$5,674	$2,670	$17,380	$44,850
Capital expenditures	$1,527	$222	$144	$394	$7,213	$9,500
Identifiable assets	$126,807	$21,798	$43,403	$51,610	$199,274	$442,892
Cash and cash equivalents						641
Investments in unconsolidated affiliates						241,304
Deferred financing costs						6,069
Other						5,624
Total assets						$696,530

	Three months ended March 31, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,479	$2,896	$6,300	$2,343	$11,254	$36,272
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	1,393	—	—	1,393
Revenue	$13,603	$2,896	$7,693	$2,343	$14,091	$40,626
Capital expenditures	$820	$261	$256	$739	$7,407	$9,483

r

(19) SUBSEQUENT EVENT

On April 17, 2017, we announced a distribution of $0.725 per unit for the period from January 1, 2017 through March 31, 2017. This distribution was paid on May 8, 2017 to unitholders of record on April 28, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Sixth consecutive increase in quarterly distribution.  On April 17, 2017 we announced a quarterly distribution of $0.725 per unit for the three months ended March 31, 2017. This $0.015 increase over the previous quarter reflects the sixth consecutive increase in our distribution and represents annual growth of 6.6% over the first quarter of last year. This distribution was paid on May 8, 2017 to unitholders of record on April 28, 2017.

Expansion of the Collins bulk storage terminal.  We previously entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new storage capacity at our Collins, Mississippi bulk storage terminal. The revenue associated with these agreements comes on-line upon completion of the construction of the new tank capacity. In December 2016, we placed into service 0.9 million barrels of the 2.0 million barrels of new tank capacity, and in February and May 2017 we placed into service an additional 0.3 million and 0.3 million barrels, respectively. Completion of the remaining 0.5 million barrels of new tank capacity will occur in various stages through the second quarter of 2017. The anticipated aggregate cost of the 2.0 million barrels of new capacity is approximately $75 million. Construction of the Collins expansion project commenced in the first quarter of 2016, and we have spent approximately $48 million as of March 31, 2017.

Our Collins/Purvis terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 4.9 million barrels and is expected to increase to approximately 5.4 million barrels once the remaining 0.5 million barrels of tankage is completed. We are in the process of permitting an additional 5.0 million barrels of capacity for future construction at our Collins terminal and are in active discussions with several prospective customers regarding this potential future capacity.

Senior management changes.  On April 25, 2017, Gregory J. Pound notified us of his intention to retire from his position as President and Chief Operating Officer of our general partner and the subsidiaries of the Partnership. Mr. Pound’s resignation is currently intended to be effective as of June 30, 2017, subject to adjustment as may be necessary to allow for the orderly transition of his duties. Our general partner is responsible for managing the operations and activities of the Partnership since the Partnership does not have its own officers or employees.

On April 26, 2017, the board of directors of our general partner promoted Jim Dugan to the position of Executive Vice President, Engineering and Operations of our general partner and the other subsidiaries of the Partnership, each to be effective as of June 30, 2017. Since January 2008, Mr. Dugan, age 59, has served as the Senior Vice President, Engineering and Operations for our general partner and the subsidiaries of the Partnership. Mr. Dugan joined TransMontaigne Inc. as Engineering Manager in 1998. He has over 16 years of experience in senior leadership positions overseeing domestic and international petroleum marine terminals, pipelines and engineering divisions. Mr. Dugan began his career as a Project Engineer for Gulf Interstate Energy in 1986 and in 1993 he joined Louis Dreyfus Energy as a Project Engineer. He has served on the board of directors for the International Liquid Terminals Association (ILTA) since 2011, and he holds a tank inspector certification through the American Petroleum Institute.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10‑K, filed on March 14, 2017. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations (see Note 1(n) of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2017	2016
Terminaling services fees	$35,134	$31,102
Pipeline transportation fees	1,716	1,441
Management fees and reimbursed costs	2,390	2,217
Other	5,610	5,866
Revenue	$44,850	$40,626

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$16,290	$13,603
Midwest terminals and pipeline system	2,836	2,896
Brownsville terminals	5,674	7,693
River terminals	2,670	2,343
Southeast terminals	17,380	14,091
Revenue	$44,850	$40,626

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

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$13,124	$11,367
Midwest terminals and pipeline system	2,167	2,177
Brownsville terminals	1,992	2,155
River terminals	2,467	2,146
Southeast terminals	15,384	13,257
Terminaling services fees	$35,134	$31,102

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $0.8 million resulting from us re-contracting our bunker fuel capacity at Port Manatee, vacant since May 31, 2014, to third party customers on June 4, 2016 and July 16, 2016.

The increase in terminaling services fees at our River terminals includes an increase of approximately $0.4 million resulting from us re-contracting for an additional five years in July of 2016 a significant portion of our River terminals’ capacity to an existing third-party customer. The new agreement is for similar capacity, contains higher rates and is anticipated to generate additional minimum throughput revenue in excess of $1.6 million annually.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $2.1 million resulting from us entering into long-term agreements with third party customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal. The increase represents 0.9 million barrels of new construction placed into service in December 2016 and 0.3 million barrels of new construction placed into service in February 2017. In May 2017, an additional 0.3 million barrels was placed into service. Completion of the remaining 0.5 million barrels of new tank capacity will occur in various stages through the second quarter of 2017.

Included in terminaling services fees for the three months ended March 31, 2017 and 2016 are fees charged to affiliates of approximately $0.4 million and $2.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended March 31,
	2017	2016
Firm commitments	$32,064	$28,353
Variable	3,070	2,749
Terminaling services fees	$35,134	$31,102

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2017 are as follows (in thousands):

Less than 1 year remaining	$3,943
1 year or more, but less than 3 years remaining	9,390
3 years or more, but less than 5 years remaining	8,530
5 years or more remaining	10,201
Total firm commitments for the three months ended March 31, 2017	$32,064

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	1,283	1,008
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,716	$1,441

Management fees and reimbursed costs.  We manage and operate for a major oil company certain tank capacity at our Port Everglades (South) terminal and receive reimbursement of their proportionate share of operating and maintenance costs. We manage and operate for an affiliate of Mexico’s state‑owned petroleum company a bi‑directional products pipeline connected to our Brownsville, Texas terminal facility and receive a management fee and reimbursement of costs. We manage and operate the Frontera terminal facility located in Brownsville, Texas for a management fee based on our costs incurred. Frontera is an unconsolidated affiliate for which we have a 50% ownership interest. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. The management fees and reimbursed costs by business segments were as follows (in thousands):

Management Fees and Reimbursed Costs by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$283	$304
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,924	1,913
River terminals	—	—
Southeast terminals	183	—
Management fees and reimbursed costs	$2,390	$2,217

Included in management fees and reimbursed costs for both the three months ended March 31, 2017 and 2016 are fees charged to affiliates of approximately $1.4 million.

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

Principal Components of Other Revenue

	Three months ended March 31,
	2017	2016
Product gains	$2,746	$1,383
Steam heating fees	905	834
Product transfer services	235	246
Butane blending fees	482	153
Railcar handling	70	81
Other	1,172	3,169
Other revenue	$5,610	$5,866

For the three months ended March 31, 2017 and 2016, we sold approximately 42,250 and 31,280 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $65 and $44 per barrel, respectively.

For the three months ended March 31, 2016 other, included in other revenue, includes an approximately $1.9 million one-time payment to us at our Brownsville terminal related to the settlement of litigation with our LPG customer.

Included in other revenue for the three months ended March 31, 2017 and 2016 are amounts charged to affiliates of approximately $nil and $0.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$2,883	$1,932
Midwest terminals and pipeline system	236	286
Brownsville terminals	475	2,617
River terminals	203	197
Southeast terminals	1,813	834
Other revenue	$5,610	$5,866

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends across our terminaling and transportation facilities we anticipate an increase in repairs and maintenance expenses in the later months of the year as the weather becomes more conducive to these types of projects. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended March 31,
	2017	2016
Wages and employee benefits	$6,099	$5,722
Utilities and communication charges	2,127	2,055
Repairs and maintenance	2,998	3,316
Office, rentals and property taxes	2,550	2,373
Vehicles and fuel costs	195	200
Environmental compliance costs	513	604
Other	2,029	1,636
Direct operating costs and expenses	$16,511	$15,906

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2017	2016
Gulf Coast terminals	$5,554	$5,226
Midwest terminals and pipeline system	712	682
Brownsville terminals	2,872	2,701
River terminals	1,650	2,047
Southeast terminals	5,723	5,250
Direct operating costs and expenses	$16,511	$15,906

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $2.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $1.1 million for both the three months ended March 31, 2017 and 2016.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontaigne GP for insurance policies purchased on our behalf pursuant to the omnibus agreement to cover our facilities and operations. For the three months ended March 31, 2017 and 2016, the insurance expense paid to the owner of TransMontaigne GP was approximately $nil and $0.9 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended March 31, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively.

Equity-based compensation expense includes expense associated with our partnership reimbursing an affiliate of TransMontaigne GP for awards granted by them to the independent directors of our general partner and to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $1.8 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in equity-based compensation expense is primarily attributable to a portion of the 2015 grants vesting upon the change in control of our general partner as a result of the ArcLight acquisition, effective February 1, 2016.

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense was approximately $8.7 million and $7.9 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the new tanks placed into service at the Collins, Mississippi bulk storage terminal.

For the three months ended March 31, 2017 and 2016, interest expense was approximately $2.2 million and $2.8 million, respectively. The decrease in interest expense is primarily attributable to unrealized gains in determining the fair value of our interest rate swap agreements.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2017	2016
BOSTCO	$1,706	$1,392
Frontera	854	458
Total earnings from investments in unconsolidated affiliates	$2,560	$1,850

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2017	2016
BOSTCO	$—	$2,125
Frontera	2,000	100
Additional capital investments in unconsolidated affiliates	$2,000	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2017	2016
BOSTCO	$3,079	$3,634
Frontera	1,270	501
Cash distributions received from unconsolidated affiliates	$4,349	$4,135

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$30,363	$20,243
Net cash used in investing activities	$(11,500)	$(23,708)
Net cash provided by (used in) financing activities	$(18,815)	$2,918

The increase in net cash provided by operating activities is primarily attributable to increased net margins and the timing of working capital requirements.

The decrease in net cash used in investing activities includes a decrease of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system in the prior period. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2017. At March 31, 2017, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million, which primarily relates to the remaining construction costs associated with the approximately 2.0 million barrels of new storage capacity at our Collins, Mississippi bulk storage terminal.

The increase in net cash used in financing activities includes a decrease of $15.4 million in net borrowings under our credit facility primarily related to the acquisition of the Port Everglades, Florida hydrant system in the prior period.

Third amended and restated senior secured credit facility.    On March 13, 2017, we entered into the third amended and restated senior secured credit facility, or the “credit facility”, that provides for a maximum borrowing line of credit equal to $600 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2017, our outstanding borrowings under the credit facility were $292.5 million.

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

					Twelve months
	Three months ended				ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2016	2016	2016	2017	2017
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$23,146	$23,473	$25,488	$27,329	$99,436
Consolidated funded indebtedness					$292,500
Total leverage ratio					2.94	x
Consolidated EBITDA for the interest coverage ratio	$23,146	$23,473	$25,488	$27,329	$99,436
Consolidated interest expense, as stipulated in the credit facility (1)	$2,027	$2,045	$2,061	$2,410	$8,543
Interest coverage ratio					11.64	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$23,146	$23,473	$25,488	$27,329	$99,436
Consolidated interest expense	(2,368)	(1,467)	(1,160)	(2,152)	(7,147)
Unrealized loss (gain) on derivative instruments	341	(578)	(901)	(258)	(1,396)
Amortization of deferred revenue	(122)	(108)	180	(51)	(101)
Settlement of tax withholdings on equity-based compensation	—	—	—	382	382
Change in operating assets and liabilities	2,652	597	(10,309)	5,113	(1,947)
Cash flows provided by operating activities	$23,649	$21,917	$13,298	$30,363	$89,227

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 14, 2017, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2017, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At March 31, 2017, we had outstanding borrowings of $292.5 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2017, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.7 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the three months ended March 31, 2017 and 2016, we sold approximately 42,250 and 31,280 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $65 and $44 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 Note 16 to our consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

The following risk factors, discussed in more detail below and in “Item 1A. Risk Factors,” in our Annual Report on Form 10‑K, filed on March 14, 2017, are expressly incorporated into this report by reference, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•	whether we are able to generate sufficient cash from operations to enable us to maintain or grow the amount of the quarterly distribution to our unitholders;
•

Gulf TLP Holdings, LLC, a wholly-owned subsidiary of ArcLight controls our general partner, which has sole responsibility for conducting our business and managing our operations. ArcLight and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

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

•	a decrease in demand for products due to high prices, alternative fuel sources, new technologies or adverse economic conditions;
•	our debt levels and restrictions in our debt agreement that may limit our operational flexibility;
•	the ability of our significant customers to secure financing arrangements adequate to purchase their desired volume of product;
•

the impact on our facilities or operations of extreme weather conditions, such as hurricanes, and other events, such as terrorist attacks or war and costs associated with environmental compliance and remediation;

•	the control of our general partner being transferred to a third party without our consent or unitholder consent;
•	the failure of our existing and future insurance policies to fully cover all risks incident to our business;
•	cyber-attacks or other breaches of our information security measures could disrupt our operations and result in increased costs;
•	timing, cost and other economic uncertainties related to the construction of new tank capacity or facilities;
•	the impact of current and future laws and governmental regulations, general economic, market or business conditions;
•	we may have to refinance our existing debt in unfavorable market conditions;
•	the age and condition of many of our pipeline and storage assets may result in increased maintenance and repair expenditures;
•	fees paid to our general partner and its affiliates for services will continue to be substantial;
•	our general partner’s limited call right may require unitholders to sell their common units at an undesirable time or price;
•	our ability to issue additional units without your approval would dilute your existing ownership interest;
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

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016, filed on March 14, 2017.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

adr

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 9, 2017	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.