Form 10-Q
period 2017-06-30
TransMontaigne Partners L.P.
filed 2017-08-08
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2017, there were 16,161,262 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2017 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2016, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 14, 2017 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2017:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,965	$593
Trade accounts receivable, net	9,167	9,297
Due from affiliates	1,409	653
Other current assets	7,147	9,903
Total current assets	19,688	20,446
Property, plant and equipment, net	425,875	416,748
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	239,023	241,093
Other assets, net	7,876	2,922
	$700,947	$689,694
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$6,237	$7,928
Accrued liabilities	16,465	13,998
Total current liabilities	22,702	21,926
Other liabilities	2,972	3,234
Long-term debt	302,000	291,800
Total liabilities	327,674	316,960
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,161,262 units issued and outstanding at June 30, 2017 and 16,137,650 units issued and outstanding at December 31, 2016)	320,115	320,042
General partner interest (2% interest with 329,821 equivalent units outstanding at June 30, 2017 and 329,339 equivalent units outstanding at December 31, 2016)	53,158	52,692
Total partners’ equity	373,273	372,734
	$700,947	$689,694

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
External customers	$43,850	$39,970	$86,930	$76,242
Affiliates	1,514	1,166	3,284	5,520
Total revenue	45,364	41,136	90,214	81,762
Operating costs and expenses and other:
Direct operating costs and expenses	(15,984)	(17,703)	(32,495)	(33,609)
General and administrative expenses	(4,080)	(3,446)	(8,051)	(7,324)
Insurance expenses	(1,002)	(912)	(2,008)	(1,807)
Equity-based compensation expense	(352)	(258)	(2,169)	(2,413)
Depreciation and amortization	(8,792)	(8,064)	(17,497)	(15,999)
Earnings from unconsolidated affiliates	2,120	2,130	4,680	3,980
Total operating costs and expenses and other	(28,090)	(28,253)	(57,540)	(57,172)
Operating income	17,274	12,883	32,674	24,590
Other expenses:
Interest expense	(2,525)	(2,368)	(4,677)	(5,160)
Amortization of deferred financing costs	(271)	(205)	(565)	(410)
Total other expenses	(2,796)	(2,573)	(5,242)	(5,570)
Net earnings	14,478	10,310	27,432	19,020
Less—earnings allocable to general partner interest including incentive distribution rights	(3,105)	(2,242)	(5,948)	(4,298)
Net earnings allocable to limited partners	$11,373	$8,068	$21,484	$14,722
Net earnings per limited partner unit—basic	$0.70	$0.50	$1.32	$0.91
Net earnings per limited partner unit—diluted	$0.70	$0.50	$1.32	$0.91

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2016 and six months ended June 30, 2017

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2015	$326,224	$57,747	$383,971
Distributions to unitholders	(44,211)	(8,898)	(53,109)
Equity-based compensation	3,128	—	3,128
Issuance of 19,008 common units pursuant to our long-term incentive plan	135	—	135
Issuance of 2,094 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	9	9
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for year ended December 31, 2016	34,766	9,340	44,106
Balance December 31, 2016	320,042	52,692	372,734
Distributions to unitholders	(23,173)	(5,504)	(28,677)
Equity-based compensation	2,169	—	2,169
Settlement of tax withholdings on equity-based compensation	(407)	—	(407)
Issuance of 23,612 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	22	22
Net earnings for six months ended June 30, 2017	21,484	5,948	27,432
Balance June 30, 2017	$320,115	$53,158	$373,273

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net earnings	$14,478	$10,310	$27,432	$19,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,792	8,064	17,497	15,999
Earnings from unconsolidated affiliates	(2,120)	(2,130)	(4,680)	(3,980)
Distributions from unconsolidated affiliates	4,546	4,071	8,895	8,206
Equity-based compensation	352	258	2,169	2,413
Amortization of deferred financing costs	271	205	565	410
Amortization of deferred revenue	10	(122)	(41)	(320)
Unrealized (gain) loss on derivative instruments	38	341	(220)	1,135
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(79)	236	141	(999)
Due from affiliates	(446)	164	(756)	564
Other current assets	1,043	(18)	2,759	(5)
Amounts due under long-term terminaling services agreements, net	(227)	(25)	(325)	(72)
Deposits	—	—	54	—
Trade accounts payable	(433)	(862)	431	(1,836)
Due to affiliates	—	107	—	107
Accrued liabilities	(200)	3,050	2,467	3,250
Net cash provided by operating activities	26,025	23,649	56,388	43,892
Cash flows from investing activities:
Acquisition of terminal assets	—	—	—	(12,000)
Investments in unconsolidated affiliates	(145)	—	(2,145)	(2,225)
Capital expenditures	(19,145)	(14,483)	(28,645)	(23,966)
Net cash used in investing activities	(19,290)	(14,483)	(30,790)	(38,191)
Cash flows from financing activities:
Borrowings of debt under credit facility	41,100	46,400	87,100	104,800
Repayments of debt under credit facility	(31,600)	(42,500)	(76,900)	(84,800)
Deferred financing costs	(296)	(57)	(5,361)	(452)
Deferred shelf registration costs	—	—	(3)	—
Settlement of tax withholdings on equity-based compensation	(25)	—	(407)	—
Distributions paid to unitholders	(14,590)	(13,115)	(28,677)	(25,907)
Contribution of cash by TransMontaigne GP	—	—	22	5
Net cash used in financing activities	(5,411)	(9,272)	(24,226)	(6,354)
Increase (decrease) in cash and cash equivalents	1,324	(106)	1,372	(653)
Cash and cash equivalents at beginning of period	641	134	593	681
Cash and cash equivalents at end of period	$1,965	$28	$1,965	$28
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,374	$1,872	$4,591	$3,999
Property, plant and equipment acquired with accounts payable	$2,992	$2,657	$2,992	$2,657

See accompanying notes to consolidated financial statements (unaudited).

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2017 and December 31, 2016 and our results of operations for the three and six months ended June 30, 2017 and 2016. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended June 30, 2017 and 2016, we recognized revenue of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

$2.4 million and $1.2 million, respectively, for net product gained. Within these amounts, approximately $nil for both the three months ended June 30, 2017 and 2016, were pursuant to terminaling services agreements with affiliate customers. For the six months ended June 30, 2017 and 2016, we recognized revenue of approximately $5.1 million and $2.6 million, respectively, for net product gained. Within these amounts, approximately $nil and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value.

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

At both June 30, 2017 and December 31, 2016, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million. Our derivative instruments expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(l) Net earnings per limited partner unit

Net earnings allocable to the limited partners, for purposes of calculating net earnings per limited partner unit, are calculated under the two-class method and accordingly are net of the earnings allocable to the general partner interest and distributions payable to any restricted phantom units granted under our equity-based compensation plans that participate in our distributions. The earnings allocable to the general partner interest include the distributions of available cash (as defined by our partnership agreement) attributable to the period to the general partner interest, net of adjustments for the general partner’s share of undistributed earnings, and the incentive distribution rights. Undistributed earnings are the difference between the earnings and the distributions attributable to the period. Undistributed earnings are allocated to the limited partners and general partner interest based on their respective sharing of earnings or losses specified in the partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively. The incentive distribution rights are not allocated a portion of the undistributed earnings given they are not entitled to distributions other than from available cash. Further, the incentive distribution rights do not share in losses under our partnership agreement. Basic net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period. Diluted net earnings per limited partner unit is computed by dividing net earnings allocable to the limited partners by the weighted average number of limited partner units outstanding during the period and any potential dilutive securities outstanding during the period.

(m)   Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net earnings and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As the Partnership has no components of comprehensive income other than net earnings, no statement of comprehensive income has been presented.

(n) Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We expect to adopt the new standard on January 1, 2018 using the modified retrospective method described within the ASU. This approach requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity. We have established a working group to evaluate the impact of ASU 2014-09 and all related ASU’s, including its impact on business processes, systems and controls to support recognition and disclosure under the new standard. The working group is in the process of reviewing contracts in order to determine the impact the ASU will have on our disclosures and financial statements.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.  On May 27, 2005 we entered into an omnibus agreement with TransMontaigne LLC and our general partner, which agreement has been subsequently amended from time to time. In connection with the ArcLight acquisition of our general partner, effective February 1, 2016, we entered into the second amended and restated omnibus agreement to consent to the assignment of the omnibus agreement from TransMontaigne LLC to Gulf TLP Holdings LLC, an ArcLight subsidiary, to waive the automatic termination that would have occurred at such time as TransMontaigne LLC ceased to control our general partner and to remove certain legacy provisions that were no longer applicable to the Partnership. The omnibus agreement will continue in effect until the earlier of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner of TransMontaigne GP, following at least 24 months prior written notice to the other parties.

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee paid for the three months ended June 30, 2017 and 2016 was approximately $3.2 million and $2.8 million, respectively. For the six months ended June 30, 2017 and 2016, the administrative fee paid was approximately $6.1 million and $5.7 million, respectively. The administrative fee is recognized as a component of general and administrative expenses and encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The partnership has no officers or employees and all of our management and operational activities are provided by officers and employees of TLP Management Services, a wholly owned subsidiary of Gulf TLP Holdings.

If we acquire or construct additional facilities, the owner of TransMontaigne GP may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner. Effective May 3, 2017 the board of TransMontaigne GP, with the concurrence of the conflicts committee, approved a $1.8 million annual increase (or $150,000 monthly) to the administrative fee related to the construction of approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal. The increase will be ratably applied monthly beginning May 3, 2017 based on the percentage of the approximately 2.0 million barrels of new tank capacity that has been placed into service.

The omnibus agreement further provides that we pay the owner of TransMontaigne GP for insurance policies purchased on our behalf to cover our facilities and operations. For the three months ended June 30, 2017 and 2016, the insurance reimbursement paid was approximately $nil and $0.9 million, respectively. For the six months ended June 30, 2017 and 2016, the insurance reimbursement paid was approximately $nil and $1.8 million, respectively. Beginning October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended June 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively. For the six months ended June 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $2.0 million and $nil, respectively. We also pay the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for bonus awards made to key employees under the owner of TransMontaigne GP’s savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the program. We have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the owner of TransMontaigne GP or directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program (see Note 14 of Notes to the consolidated financial statements).

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

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or “Frontera”. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.1 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively and approximately $2.5 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

For the three months ended June 30, 2017 and 2016 we recognized approximately $0.4 million and $nil, respectively, of revenue related to this agreement and $0.7 million and $nil for the six months ended June 30, 2017 and 2016.

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

Under this agreement, NGL is obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately $6.9 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively, and $13.7 million and $13.4 million for the six months ended June 30, 2017 and 2016, respectively. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

(3) ACQUISITION OF TERMINAL ASSETS FROM AFFILIATE

Effective January 28, 2016, we acquired from TransMontaigne LLC its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. The hydrant system encompasses a system for fueling cruise ships. The acquisition of the hydrant system from TransMontaigne LLC has been recorded at the carryover basis as a reorganization of entities under common control. Accordingly, we recorded the assets at their net book value of $6.5 million with the remaining purchase price of $5.5 million recorded as a reduction to the general partner interest. TransMontaigne LLC controlled our general partner on the acquisition date; therefore, the difference between the consideration we paid to TransMontaigne LLC and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statements of partners’ equity as a decrease to the general partner interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not considered material to our consolidated financial statements we did not recast prior period consolidated financial statements.

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

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Trade accounts receivable	$9,286	$9,416
Less allowance for doubtful accounts	(119)	(119)
	$9,167	$9,297

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
NGL Energy Partners LP	27%	21%	26%	21%
Castleton Commodities International LLC	13%	14%	13%	14%
RaceTrac Petroleum Inc.	13%	12%	12%	12%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Amounts due from insurance companies	$2,089	$1,810
Additive detergent	1,318	1,364
Prepaid insurance	3,074	4,684
Deposits and other assets	666	2,045
	$7,147	$9,903

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2017 and December 31, 2016, we have recognized amounts due from insurance companies of approximately $2.1 million and $1.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2017, we received reimbursements from insurance companies of approximately $0.7 million. During the six months ended June 30, 2017, we increased our estimate of probable future insurance recoveries by approximately $1.0 million.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Land	$53,079	$53,079
Terminals, pipelines and equipment	676,953	651,783
Furniture, fixtures and equipment	4,189	4,100
Construction in progress	12,982	11,715
	747,203	720,677
Less accumulated depreciation	(321,328)	(303,929)
	$425,875	$416,748

(7) GOODWILL

Goodwill is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Brownsville terminals	$8,485	$8,485

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

At June 30, 2017 and December 31, 2016, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the six months ended June 30, 2017 or during the year ended December 31, 2016 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2017 and December 31, 2016, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
BOSTCO	42.5%	42.5%	$214,669	$217,941
Frontera	50%	50%	24,354	23,152
Total investments in unconsolidated affiliates			$239,023	$241,093

At June 30, 2017 and December 31, 2016, our investment in BOSTCO includes approximately $7.1 million and $7.2 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
BOSTCO	$1,275	$1,517	$2,981	$2,909
Frontera	845	613	1,699	1,071
Total earnings from investments in unconsolidated affiliates	$2,120	$2,130	$4,680	$3,980

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
BOSTCO	$145	$—	$145	$2,125
Frontera	—	—	2,000	100
Additional capital investments in unconsolidated affiliates	$145	$—	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
BOSTCO	$3,319	$3,307	$6,398	$6,941
Frontera	1,227	764	2,497	1,265
Cash distributions received from unconsolidated affiliates	$4,546	$4,071	$8,895	$8,206

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Current assets	$20,530	$23,237	$8,156	$5,779
Long-term assets	476,906	485,331	42,432	41,966
Current liabilities	(9,135)	(12,799)	(1,657)	(1,172)
Long-term liabilities	—	—	(223)	(269)
Net assets	$488,301	$495,769	$48,708	$46,304

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$17,028	$16,192	$5,198	$4,233
Expenses	(13,628)	(12,240)	(3,508)	(3,007)
Net earnings	$3,400	$3,952	$1,690	$1,226

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$33,658	$32,874	$10,591	$8,376
Expenses	(25,866)	(24,490)	(7,193)	(6,234)
Net earnings	$7,792	$8,384	$3,398	$2,142

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Deferred financing costs, net of accumulated amortization of $5,328 and $4,763, respectively	$6,094	$1,298
Amounts due under long-term terminaling services agreements	749	656
Customer relationships, net of accumulated amortization of $2,194 and $2,092, respectively	236	338
Unrealized gain on derivative instruments	564	344
Deposits and other assets	233	286
	$7,876	$2,922

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At both June 30, 2017 and December 31, 2016, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.7 million.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Customer advances and deposits	$9,518	$8,710
Accrued property taxes	2,839	1,061
Accrued environmental obligations	1,845	2,107
Interest payable	659	232
Accrued expenses and other	1,604	1,888
	$16,465	$13,998

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2017 and December 31, 2016, we have billed and collected from certain of our customers approximately $9.5 million and $8.7 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At June 30, 2017 and December 31, 2016, we have accrued environmental obligations of approximately $1.8 million and $2.1 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2017, we made payments of approximately $0.8 million towards our environmental remediation obligations. During the six months ended June 30, 2017, we increased our estimate of our future environmental remediation costs by approximately $0.5 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Advance payments received under long-term terminaling services agreements	$762	$994
Deferred revenue—ethanol blending fees and other projects	2,210	2,240
	$2,972	$3,234

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2017 and December 31, 2016, we have received advance minimum payments in excess of revenue recognized under these

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

long‑term terminaling services agreements resulting in a liability of approximately $0.8 million and $1.0 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both June 30, 2017 and December 31, 2016, we have unamortized deferred revenue for completed projects of approximately $2.2 million. During both the six months ended June 30, 2017 and 2016, we recognized revenue for completed projects on a straight‑line basis of approximately $0.3 million, respectively.

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

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended June 30, 2017 and 2016, the weighted average interest rate on borrowings under the credit facility was approximately 3.4% and 3.2%, respectively. For the six months ended June 30, 2017 and 2016, the weighted average interest rate on borrowings under the credit facility was approximately 3.4% and 3.1%, respectively. At June 30, 2017 and December 31, 2016, our outstanding borrowings under the credit facility were $302.0 million and $291.8 million, respectively. At both June 30, 2017 and December 31, 2016 our outstanding letters of credit were $0.4 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2016	16,137,650	329,339
Issuance of common units pursuant to our savings and retention program	23,612	—
TransMontaigne GP to maintain its 2% general partner interest	—	482
Units outstanding at June 30, 2017	16,161,262	329,821

(14) EQUITY-BASED COMPENSATION

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

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TransMontaigne Services LLC long-term incentive plan had historically vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards was subject to forfeiture until the vesting date, but recipients had distribution and voting rights from the date of the grant. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly there are no long-term incentive plan grants outstanding as of June 30, 2017.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

For awards to the independent directors of our general partner, equity-based compensation of approximately $135,000 and $520,000 is included in equity-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

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

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for bonus awards made to key employees under the savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the program (see Note 2 of the Notes to consolidated financial statements). We have the option to provide the reimbursement in either a cash payment or the delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Our reimbursement for the bonus awards is reduced for forfeitures and is increased for the value of quarterly

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the bonus awards in our common units, and accordingly, we account for the bonus awards as an equity award.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of June 30, 2017, there was approximately $1.6 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be recognized over the remaining weighted average period of 1.64 years.

For bonus awards to employees of TLP Management Services, equity-based compensation of approximately $2,034,000 and $1,893,000 is included in equity-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Activity related to our equity-based awards granted under the savings and retention program for services performed under the omnibus agreement for the six months ended June 30, 2017 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2016	88,118	$35.82	38,438	$34.90
Issuance of units	(23,612)	$44.70	—	$—
Units withheld for settlement of withholding taxes	(8,618)	$44.33	—	$—
Unit accrual for distributions paid	2,615	$43.77	1,444	$43.77
Vesting of units	6,358	$44.56	(6,358)	$44.56
Grant of units	34,978	$44.70	21,875	$44.70
Restricted phantom units outstanding at June 30, 2017	99,839	$38.70	55,399	$38.64
Vested and expected to vest at June 30, 2017	155,238	$38.68

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$14,478	$10,310	$27,432	$19,020
Less:
Distributions payable on behalf of incentive distribution rights	(2,873)	(2,078)	(5,509)	(3,998)
Distributions payable on behalf of general partner interest	(244)	(227)	(483)	(451)
Earnings allocable to general partner interest less than distributions payable to general partner interest	12	63	44	151
Earnings allocable to general partner interest including incentive distribution rights	(3,105)	(2,242)	(5,948)	(4,298)
Net earnings allocable to limited partners per the consolidated statements of operations	$11,373	$8,068	$21,484	$14,722
Basic weighted average units	16,260	16,215	16,253	16,198
Diluted weighted average units	16,279	16,226	16,271	16,210
Net earnings per limited partner unit—basic	$0.70	$0.50	$1.32	$0.91
Net earnings per limited partner unit—diluted	$0.70	$0.50	$1.32	$0.91

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At June 30, 2017, we have contractual commitments of approximately $16.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At June 30, 2017, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2017 (remainder of the year)	$1,718
2018	1,670
2019	1,670
2020	1,516
2021	1,431
Thereafter	3,535
$11,540

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.4 million in future periods.

Rental expense under operating leases was approximately $0.9 million for both the three months ended June 30, 2017 and 2016. Rental expense under operating leases was approximately $1.7 million for both the six months ended June 30, 2017 and 2016.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2017 and December 31, 2016.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Gulf Coast Terminals:
Terminaling services fees	$13,007	$11,332	$26,131	$22,699
Other	2,789	2,094	5,955	4,330
Revenue	15,796	13,426	32,086	27,029
Direct operating costs and expenses	(5,426)	(5,511)	(10,980)	(10,737)
Net margins	10,370	7,915	21,106	16,292
Midwest Terminals and Pipeline System:
Terminaling services fees	2,237	2,043	4,404	4,220
Pipeline transportation fees	433	433	866	866
Other	228	211	464	497
Revenue	2,898	2,687	5,734	5,583
Direct operating costs and expenses	(693)	(882)	(1,405)	(1,564)
Net margins	2,205	1,805	4,329	4,019
Brownsville Terminals:
Terminaling services fees	2,088	2,073	4,080	4,228
Pipeline transportation fees	1,363	1,460	2,646	2,468
Other	2,031	3,012	4,430	7,542
Revenue	5,482	6,545	11,156	14,238
Direct operating costs and expenses	(2,582)	(3,468)	(5,454)	(6,169)
Net margins	2,900	3,077	5,702	8,069
River Terminals:
Terminaling services fees	2,484	2,316	4,951	4,462
Other	256	2,141	459	2,338
Revenue	2,740	4,457	5,410	6,800
Direct operating costs and expenses	(1,535)	(2,234)	(3,185)	(4,281)
Net margins	1,205	2,223	2,225	2,519
Southeast Terminals:
Terminaling services fees	16,633	13,320	32,017	26,577
Other	1,815	701	3,811	1,535
Revenue	18,448	14,021	35,828	28,112
Direct operating costs and expenses	(5,748)	(5,608)	(11,471)	(10,858)
Net margins	12,700	8,413	24,357	17,254
Total net margins	29,380	23,433	57,719	48,153
General and administrative expenses	(4,080)	(3,446)	(8,051)	(7,324)
Insurance expenses	(1,002)	(912)	(2,008)	(1,807)
Equity-based compensation expense	(352)	(258)	(2,169)	(2,413)
Depreciation and amortization	(8,792)	(8,064)	(17,497)	(15,999)
Earnings from unconsolidated affiliates	2,120	2,130	4,680	3,980
Operating income	17,274	12,883	32,674	24,590
Other expenses	(2,796)	(2,573)	(5,242)	(5,570)
Net earnings	$14,478	$10,310	$27,432	$19,020

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$15,796	$2,898	$3,968	$2,740	$18,448	$43,850
Frontera	—	—	1,514	—	—	1,514
Revenue	$15,796	$2,898	$5,482	$2,740	$18,448	$45,364
Capital expenditures	$1,059	$45	$228	$652	$17,161	$19,145
Identifiable assets	$125,039	$21,150	$42,959	$50,858	$208,789	$448,795
Cash and cash equivalents						1,965
Investments in unconsolidated affiliates						239,023
Deferred financing costs						6,094
Other						5,070
Total assets						$700,947

	Three months ended June 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,426	$2,687	$5,379	$4,457	$14,021	$39,970
Frontera	—	—	1,166	—	—	1,166
Revenue	$13,426	$2,687	$6,545	$4,457	$14,021	$41,136
Capital expenditures	$2,609	$170	$377	$617	$10,710	$14,483

	Six months ended June 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$32,086	$5,734	$7,872	$5,410	$35,828	$86,930
Frontera	—	—	3,284	—	—	3,284
Revenue	$32,086	$5,734	$11,156	$5,410	$35,828	$90,214
Capital expenditures	$2,586	$267	$372	$1,046	$24,374	$28,645

	Six months ended June 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$26,905	$5,583	$11,679	$6,800	$25,275	$76,242
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	2,559	—	—	2,559
Revenue	$27,029	$5,583	$14,238	$6,800	$28,112	$81,762
Capital expenditures	$3,429	$431	$633	$1,356	$18,117	$23,966

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

r

(19) SUBSEQUENT EVENT

On July 17, 2017, we announced a distribution of $0.74 per unit for the period from April 1, 2017 through June 30, 2017. This distribution was paid on August 8, 2017 to unitholders of record on July 31, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Seventh consecutive increase in quarterly distribution.  On July 17, 2017 we announced a quarterly distribution of $0.74 per unit for the three months ended June 30, 2017. This $0.015 increase over the previous quarter reflects the seventh consecutive increase in our distribution and represents annual growth of 7.2% over the second quarter of last year. This distribution was paid on August 8, 2017 to unitholders of record on July 31, 2017.

Expansion of the Collins bulk storage terminal.  We previously entered into long-term terminaling services agreements with various parties for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal. The revenue associated with these agreements came on-line upon completion of the construction of the new tank capacity. We placed approximately 2.0 million barrels of new tank capacity into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The anticipated aggregate cost of the approximately 2.0 million barrels of new tank capacity is approximately $75 million. Construction of the Collins expansion project commenced in the first quarter of 2016, and we have spent approximately $58 million as of June 30, 2017. While the new storage capacity has been placed into service and is generating revenue, completion of certain items associated with the new tank capacity remains and will be completed over the next two quarters.

Our Collins/Purvis terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 5.4 million barrels. We have obtained an air permit for an additional 5.0 million barrels of capacity for future construction at our Collins terminal and are in active discussions with several prospective customers regarding this potential future capacity.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2017 AND 2016

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2017	2016
Terminaling services fees	$36,449	$31,084
Pipeline transportation fees	1,796	1,893
Management fees and reimbursed costs	2,062	2,003
Other	5,057	6,156
Revenue	$45,364	$41,136

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$15,796	$13,426
Midwest terminals and pipeline system	2,898	2,687
Brownsville terminals	5,482	6,545
River terminals	2,740	4,457
Southeast terminals	18,448	14,021
Revenue	$45,364	$41,136

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

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$13,007	$11,332
Midwest terminals and pipeline system	2,237	2,043
Brownsville terminals	2,088	2,073
River terminals	2,484	2,316
Southeast terminals	16,633	13,320
Terminaling services fees	$36,449	$31,084

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $0.8 million resulting from us re-contracting our bunker fuel capacity at Port Manatee, vacant since May 31, 2014, to third party customers in June and July 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $3.2 million resulting from us entering into long-term agreements with third party customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal that was placed into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

Included in terminaling services fees for the three months ended June 30, 2017 and 2016 are fees charged to affiliates of approximately $0.3 million and $nil, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended June 30,
	2017	2016
Firm commitments	$33,669	$28,507
Variable	2,780	2,577
Terminaling services fees	$36,449	$31,084

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2017 are as follows (in thousands):

Less than 1 year remaining	$4,735
1 year or more, but less than 3 years remaining	7,741
3 years or more, but less than 5 years remaining	12,787
5 years or more remaining	8,406
Total firm commitments for the three months ended June 30, 2017	$33,669

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	1,363	1,460
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,796	$1,893

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$263	$296
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,614	1,707
River terminals	—	—
Southeast terminals	185	—
Management fees and reimbursed costs	$2,062	$2,003

Included in management fees and reimbursed costs for the three months ended June 30, 2017 and 2016 are fees charged to affiliates of approximately $1.1 million and $1.2 million, respectively.

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

Principal Components of Other Revenue

	Three months ended June 30,
	2017	2016
Product gains	$2,398	$1,204
Steam heating fees	761	613
Product transfer services	210	298
Butane blending fees	222	204
Railcar handling	71	79
Other	1,395	3,758
Other revenue	$5,057	$6,156

For the three months ended June 30, 2017 and 2016, we sold approximately 36,890 and 19,420 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $65 and $62 per barrel, respectively.

For the three months ended June 30, 2016 other, included in other revenue, includes an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer.

Included in other revenue for the three months ended June 30, 2017 and 2016 are amounts charged to affiliates of approximately $0.1 million and $nil, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$2,526	$1,798
Midwest terminals and pipeline system	228	211
Brownsville terminals	417	1,305
River terminals	256	2,141
Southeast terminals	1,630	701
Other revenue	$5,057	$6,156

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2017	2016
Wages and employee benefits	$6,171	$5,958
Utilities and communication charges	2,102	1,794
Repairs and maintenance	2,415	4,797
Office, rentals and property taxes	2,559	2,345
Vehicles and fuel costs	138	192
Environmental compliance costs	730	635
Other	1,869	1,982
Direct operating costs and expenses	$15,984	$17,703

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2017	2016
Gulf Coast terminals	$5,426	$5,511
Midwest terminals and pipeline system	693	882
Brownsville terminals	2,582	3,468
River terminals	1,535	2,234
Southeast terminals	5,748	5,608
Direct operating costs and expenses	$15,984	$17,703

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $3.2 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $0.9 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontaigne GP for insurance policies purchased on our behalf pursuant to the omnibus agreement to cover our facilities and operations. For the three months ended June 30, 2017 and 2016, the insurance expense paid to the owner of TransMontaigne GP was approximately $nil and $0.9 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended June 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively.

Equity-based compensation expense includes expense associated with our partnership reimbursing an affiliate of TransMontaigne GP for awards granted by them to the independent directors of our general partner and to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017 and 2016, depreciation and amortization expense was approximately $8.8 million and $8.1 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the new tanks placed into service at our Collins, Mississippi bulk storage terminal.

For the three months ended June 30, 2017 and 2016, interest expense was approximately $2.5 million and $2.4 million, respectively.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2017	2016
BOSTCO	$1,275	$1,517
Frontera	845	613
Total earnings from investments in unconsolidated affiliates	$2,120	$2,130

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2017	2016
BOSTCO	$145	$—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$145	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2017	2016
BOSTCO	$3,319	$3,307
Frontera	1,227	764
Cash distributions received from unconsolidated affiliates	$4,546	$4,071

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Six months ended June 30,
	2017	2016
Terminaling services fees	$71,583	$62,186
Pipeline transportation fees	3,512	3,334
Management fees and reimbursed costs	4,452	4,220
Other	10,667	12,022
Revenue	$90,214	$81,762

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$32,086	$27,029
Midwest terminals and pipeline system	5,734	5,583
Brownsville terminals	11,156	14,238
River terminals	5,410	6,800
Southeast terminals	35,828	28,112
Revenue	$90,214	$81,762

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

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$26,131	$22,699
Midwest terminals and pipeline system	4,404	4,220
Brownsville terminals	4,080	4,228
River terminals	4,951	4,462
Southeast terminals	32,017	26,577
Terminaling services fees	$71,583	$62,186

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $1.6 million resulting from us re-contracting our bunker fuel capacity at Port Manatee, vacant since May 31, 2014, to third party customers in June and July 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $5.3 million resulting from us entering into long-term agreements with third party customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal that was placed into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

Included in terminaling services fees for the six months ended June 30, 2017 and 2016 are fees charged to affiliates of approximately $0.7 million and $2.6 million, respectively.

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

Firm Commitments and Variable Revenue

	Six months ended June 30,
	2017	2016
Firm commitments	$65,733	$56,860
Variable	5,850	5,326
Terminaling services fees	$71,583	$62,186

The remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2017 are as follows (in thousands):

Less than 1 year remaining	$9,361
1 year or more, but less than 3 years remaining	15,413
3 years or more, but less than 5 years remaining	24,189
5 years or more remaining	16,770
Total firm commitments for the six months ended June 30, 2017	$65,733

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	866	866
Brownsville terminals	2,646	2,468
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$3,512	$3,334

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

Management Fees and Reimbursed Costs by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$546	$600
Midwest terminals and pipeline system	—	—
Brownsville terminals	3,538	3,620
River terminals	—	—
Southeast terminals	368	—
Management fees and reimbursed costs	$4,452	$4,220

Included in management fees and reimbursed costs for the six months ended June 30, 2017 and 2016 are fees charged to affiliates of approximately $2.5 million and $2.6 million, respectively.

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

Principal Components of Other Revenue

	Six months ended June 30,
	2017	2016
Product gains	$5,144	$2,587
Steam heating fees	1,666	1,447
Product transfer services	445	544
Butane blending fees	704	357
Railcar handling	141	160
Other	2,567	6,927
Other revenue	$10,667	$12,022

For the six months ended June 30, 2017 and 2016, we sold approximately 79,140 and 50,700 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $65 and $51 per barrel, respectively.

For the six months ended June 30, 2016 other, included in other revenue, includes an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer and an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer.

Included in other revenue for the six months ended June 30, 2017 and 2016 are amounts charged to affiliates of approximately $0.1 million and $0.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$5,409	$3,730
Midwest terminals and pipeline system	464	497
Brownsville terminals	892	3,922
River terminals	459	2,338
Southeast terminals	3,443	1,535
Other revenue	$10,667	$12,022

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

Direct Operating Costs and Expenses

	Six months ended June 30,
	2017	2016
Wages and employee benefits	$12,270	$11,680
Utilities and communication charges	4,229	3,849
Repairs and maintenance	5,582	8,113
Office, rentals and property taxes	5,109	4,718
Vehicles and fuel costs	333	392
Environmental compliance costs	1,243	1,239
Other	3,729	3,618
Direct operating costs and expenses	$32,495	$33,609

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2017	2016
Gulf Coast terminals	$10,980	$10,737
Midwest terminals and pipeline system	1,405	1,564
Brownsville terminals	5,454	6,169
River terminals	3,185	4,281
Southeast terminals	11,471	10,858
Direct operating costs and expenses	$32,495	$33,609

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $6.1 million and $5.7 million for the six months ended June 30, 2017 and 2016, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $2.0 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontaigne GP for insurance policies purchased on our behalf pursuant to the omnibus agreement to cover our facilities and operations. For the six months ended June 30, 2017 and 2016, the insurance expense paid to the owner of TransMontaigne GP was approximately $nil and $1.8 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the six months ended June 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $2.0 million and $nil, respectively.

Equity-based compensation expense includes expense associated with our partnership reimbursing an affiliate of TransMontaigne GP for awards granted by them to the independent directors of our general partner and to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $2.2 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, depreciation and amortization expense was approximately $17.5 million and $16.0 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the new tanks placed into service at the Collins, Mississippi bulk storage terminal.

For the six months ended June 30, 2017 and 2016, interest expense was approximately $4.7 million and $5.2 million, respectively.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2017	2016
BOSTCO	$2,981	$2,909
Frontera	1,699	1,071
Total earnings from investments in unconsolidated affiliates	$4,680	$3,980

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2017	2016
BOSTCO	$145	$2,125
Frontera	2,000	100
Additional capital investments in unconsolidated affiliates	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2017	2016
BOSTCO	$6,398	$6,941
Frontera	2,497	1,265
Cash distributions received from unconsolidated affiliates	$8,895	$8,206

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$56,388	$43,892
Net cash used in investing activities	$(30,790)	$(38,191)
Net cash used in financing activities	$(24,226)	$(6,354)

The increase in net cash provided by operating activities is primarily attributable to increased net margins related to approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal coming on-line revenue, recontracting of available storage capacity throughout the past year and the timing of working capital requirements.

The decrease in net cash used in investing activities includes a decrease of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system in the prior period. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the first quarter of 2018. At June 30, 2017, the remaining expenditures to complete the approved projects are estimated to be approximately $20 million, which primarily relates to the remaining construction costs associated with the approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal.

The increase in net cash used in financing activities includes a decrease of $9.8 million in net borrowings under our credit facility primarily related to the acquisition of the Port Everglades, Florida hydrant system in the prior period and an increase of $4.9 million in deferred financing costs related to upsizing and extending our credit facility in March 2017.

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

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2017, our outstanding borrowings under the credit facility were $302.0 million.

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

					Twelve months
	Three months ended				ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2016	2016	2017	2017	2017
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$23,473	$25,488	$27,329	$28,819	$105,109
Consolidated funded indebtedness					$302,000
Total leverage ratio					2.87	x
Consolidated EBITDA for the interest coverage ratio	$23,473	$25,488	$27,329	$28,819	$105,109
Consolidated interest expense, as stipulated in the credit facility (1)	$2,045	$2,061	$2,410	$2,487	$9,003
Interest coverage ratio					11.67	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$23,473	$25,488	$27,329	$28,819	$105,109
Consolidated interest expense	(1,467)	(1,160)	(2,152)	(2,525)	(7,304)
Unrealized loss (gain) on derivative instruments	(578)	(901)	(258)	38	(1,699)
Amortization of deferred revenue	(108)	180	(51)	10	31
Settlement of tax withholdings on equity-based compensation	—	—	382	25	407
Change in operating assets and liabilities	597	(10,309)	5,113	(342)	(4,941)
Cash flows provided by operating activities	$21,917	$13,298	$30,363	$26,025	$91,603

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2017, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At June 30, 2017, we had outstanding borrowings of $302.0 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2017, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.8 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the six months ended June 30, 2017 and 2016, we sold approximately 79,140 and 50,700 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $65 and $51 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

Management changes.  The board of directors of our general partner has agreed to the promotion of Mark S. Huff to the position of President effective August 4, 2017. Prior thereto, Mr. Huff, age 57, served as the Executive Vice President, Commercial Operations of our general partner and its subsidiaries since September 2016 and prior thereto as Senior Vice President, Commercial Operations since returning to the partnership in January 2015. He served as Director of Business Development with Colonial Pipeline from November 2012 to January 2015 and as Managing Director of Vecenergy from 2008 to 2012. Mr. Huff was previously employed with a former affiliate of our partnership from 1996 to 2007 where he was responsible at various times for the business development and product marketing activities of our partnership and its affiliates. Mr. Huff holds a B.S. in Nautical Science from the United States Merchant Marine Academy at Kings Point, NY. Mr. Huff will continue to oversee Commercial Operations and report to Mr. Boutin who continues to serve as the Chief Executive Officer.

The board of directors of our general partner has also agreed to the promotion of Jim Dugan to the position of Executive Vice President, Chief Operating Officer effective August 4, 2017. Prior thereto, Mr. Dugan, age 59, served as the Executive Vice President, Engineering and Operations of our general partner and the other subsidiaries of our partnership since June 30, 2017. Mr. Dugan served as the Senior Vice President, Engineering and Operations for our general partner and the subsidiaries of our partnership from January 2008 to June 30, 2017. Mr. Dugan joined TransMontaigne Inc. as Engineering Manager in 1998. He has over 16 years of experience in senior leadership positions overseeing domestic and international petroleum marine terminals, pipelines and engineering divisions. Mr. Dugan began his career as a Project Engineer for Gulf Interstate Energy in 1986 and in 1993 he joined Louis Dreyfus Energy as a Project Engineer. He has served on the board of directors for the International Liquid Terminals Association (ILTA) since 2011, and he holds a tank inspector certification through the American Petroleum Institute. Mr. Dugan will continue to report to Mr. Boutin.

None of the foregoing officers has a family relationship with any director or executive officer of the general partner, the partnership or with any of the general partner’s affiliates, nor are there any arrangements or understandings between such officer and any other person with respect to such officer’s appointment. There are no transactions between any of such officers, on the one hand, and the general partner or the partnership, on the other hand that would require disclosure pursuant to Item 404(a) of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 8, 2017	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.