Form 10-Q
period 2017-09-30
TransMontaigne Partners L.P.
filed 2017-11-08
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

As of October  31, 2017, there were  16,177,353 units of the registrant’s Common Limited Partner Units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2017 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2016, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 14, 2017 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2017:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,853	$593
Trade accounts receivable, net	10,303	9,297
Due from affiliates	1,458	653
Other current assets	6,458	9,903
Total current assets	23,072	20,446
Property, plant and equipment, net	426,467	416,748
Goodwill	8,485	8,485
Investments in unconsolidated affiliates	236,706	241,093
Other assets, net	7,165	2,922
	$701,895	$689,694
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$9,073	$7,928
Accrued liabilities	18,002	13,998
Total current liabilities	27,075	21,926
Other liabilities	3,411	3,234
Long-term debt	302,000	291,800
Total liabilities	332,486	316,960
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,170,855 units issued and outstanding at September 30, 2017 and 16,137,650 units issued and outstanding at December 31, 2016)	316,090	320,042
General partner interest (2% interest with 330,017 equivalent units outstanding at September 30, 2017 and 329,339 equivalent units outstanding at December 31, 2016)	53,319	52,692
Total partners’ equity	369,409	372,734
	$701,895	$689,694

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
External customers	$43,512	$39,328	$130,442	$115,570
Affiliates	1,937	1,310	5,221	6,830
Total revenue	45,449	40,638	135,663	122,400
Operating costs and expenses and other:
Direct operating costs and expenses	(17,719)	(17,048)	(50,214)	(50,657)
General and administrative expenses	(5,247)	(3,605)	(13,298)	(10,929)
Insurance expenses	(999)	(969)	(3,007)	(2,776)
Equity-based compensation expense	(544)	(251)	(2,713)	(2,664)
Depreciation and amortization	(8,882)	(8,169)	(26,379)	(24,168)
Earnings from unconsolidated affiliates	1,884	2,960	6,564	6,940
Total operating costs and expenses and other	(31,507)	(27,082)	(89,047)	(84,254)
Operating income	13,942	13,556	46,616	38,146
Other expenses:
Interest expense	(2,656)	(1,467)	(7,333)	(6,627)
Amortization of deferred financing costs	(320)	(204)	(885)	(614)
Total other expenses	(2,976)	(1,671)	(8,218)	(7,241)
Net earnings	10,966	11,885	38,398	30,905
Less—earnings allocable to general partner interest including incentive distribution rights	(3,270)	(2,429)	(9,218)	(6,727)
Net earnings allocable to limited partners	$7,696	$9,456	$29,180	$24,178
Net earnings per limited partner unit—basic	$0.47	$0.58	$1.79	$1.49
Net earnings per limited partner unit—diluted	$0.47	$0.58	$1.79	$1.49

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2016 and nine months ended September 30, 2017

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2015	$326,224	$57,747	$383,971
Distributions to unitholders	(44,211)	(8,898)	(53,109)
Equity-based compensation	3,128	—	3,128
Issuance of 19,008 common units pursuant to our long-term incentive plan	135	—	135
Issuance of 2,094 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	9	9
Excess of $12.0 million purchase price of hydrant system from TransMontaigne LLC over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for year ended December 31, 2016	34,766	9,340	44,106
Balance December 31, 2016	320,042	52,692	372,734
Distributions to unitholders	(35,134)	(8,621)	(43,755)
Equity-based compensation	2,713	—	2,713
Settlement of tax withholdings on equity-based compensation	(711)	—	(711)
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—
TransMontaigne GP to maintain its 2% general partner interest	—	30	30
Net earnings for nine months ended September 30, 2017	29,180	9,218	38,398
Balance September 30, 2017	$316,090	$53,319	$369,409

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net earnings	$10,966	$11,885	$38,398	$30,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,882	8,169	26,379	24,168
Earnings from unconsolidated affiliates	(1,884)	(2,960)	(6,564)	(6,940)
Distributions from unconsolidated affiliates	4,201	4,457	13,096	12,663
Equity-based compensation	544	251	2,713	2,664
Amortization of deferred financing costs	320	204	885	614
Amortization of deferred revenue	(170)	(108)	(211)	(428)
Unrealized (gain) loss on derivative instruments	65	(578)	(155)	557
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,020)	(1,950)	(879)	(2,949)
Due from affiliates	(49)	(640)	(805)	(76)
Other current assets	1,146	(788)	3,905	(793)
Amounts due under long-term terminaling services agreements, net	772	(121)	447	(193)
Deposits	(4)	11	50	11
Trade accounts payable	2,095	266	2,526	(1,570)
Due to affiliates	—	(107)	—	—
Accrued liabilities	1,537	3,926	4,004	7,176
Net cash provided by operating activities	27,401	21,917	83,789	65,809
Cash flows from investing activities:
Acquisition of terminal assets	—	—	—	(12,000)
Investments in unconsolidated affiliates	—	—	(2,145)	(2,225)
Capital expenditures	(8,682)	(10,139)	(37,327)	(34,105)
Net cash used in investing activities	(8,682)	(10,139)	(39,472)	(48,330)
Cash flows from financing activities:
Borrowings of debt under credit facility	14,600	35,400	101,700	140,200
Repayments of debt under credit facility	(14,600)	(33,100)	(91,500)	(117,900)
Deferred financing costs	—	(228)	(5,361)	(680)
Deferred issuance costs	(457)	—	(460)	—
Settlement of tax withholdings on equity-based compensation	(304)	—	(711)	—
Distributions paid to unitholders	(15,078)	(13,438)	(43,755)	(39,345)
Contribution of cash by TransMontaigne GP	8	1	30	6
Net cash used in financing activities	(15,831)	(11,365)	(40,057)	(17,719)
Increase (decrease) in cash and cash equivalents	2,888	413	4,260	(240)
Cash and cash equivalents at beginning of period	1,965	28	593	681
Cash and cash equivalents at end of period	$4,853	$441	$4,853	$441
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,688	$2,049	$7,279	$6,048
Property, plant and equipment acquired with accounts payable	$3,733	$9,295	$3,733	$9,295

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016 and our results of operations for the three and nine months ended September 30, 2017 and 2016. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Consistent with recognized industry practices, measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. For the three months ended September 30, 2017 and 2016, we recognized revenue of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

approximately $2.4 million and $1.6 million, respectively, for net product gained. Within these amounts, approximately $nil for both the three months ended September 30, 2017 and 2016, were pursuant to terminaling services agreements with affiliate customers. For the nine months ended September 30, 2017 and 2016, we recognized revenue of approximately $7.5 million and $4.2 million, respectively, for net product gained. Within these amounts, approximately $nil and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, were pursuant to terminaling services agreements with affiliate customers.

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

At both September 30, 2017 and December 31, 2016, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $125.0 million. Our derivative instruments expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

We expect to adopt the new standard on January 1, 2018 using the modified retrospective method described within the ASU. This approach requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity. We have established a working group to evaluate the impact of ASU 2014-09 and all related ASU’s. The working group is in the late stages of reviewing contracts in order to determine the impact the ASU will have on our disclosures and financial statements. We have also begun designing required disclosures.

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

Under the omnibus agreement we pay Gulf TLP Holdings, the owner of TransMontaigne GP, an administrative fee for the provision of various general and administrative services for our benefit. The administrative fee paid for the three months ended September 30, 2017 and 2016 was approximately $3.4 million and $2.8 million, respectively. For the nine months ended September 30, 2017 and 2016, the administrative fee paid was approximately $9.4 million and $8.5 million, respectively. The administrative fee is recognized as a component of general and administrative expenses and encompasses services to perform centralized corporate functions, such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The Partnership has no officers or employees and all of our management and operational activities are provided by officers and employees of TLP Management Services, a wholly owned subsidiary of Gulf TLP Holdings.

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

The omnibus agreement further provides that we pay the owner of TransMontaigne GP for insurance policies purchased on our behalf to cover our facilities and operations. For the three months ended September 30, 2017 and 2016, the insurance reimbursement paid was approximately $nil and $1.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the insurance reimbursement paid was approximately $nil and $2.8 million, respectively. Beginning October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended September 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively. For the nine months ended September 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $3.0 million and $nil, respectively. We also pay the owner of TransMontaigne GP for direct operating costs and expenses, such as salaries of operational personnel performing services on‑site at our terminals and pipelines and the cost of their employee benefits, including 401(k) and health insurance benefits.

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

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or “Frontera”. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $3.9 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

We recognized revenue related to this agreement of approximately $0.4 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.1 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Terminaling services agreement—Brownsville terminals.  In June 2017, we entered into a terminaling services agreement with Frontera relating to our Brownsville, Texas facility that will expire in June 2018, subject to a one-year automatic renewal unless terminated by either party upon 90 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Frontera with approximately 90,000 barrels of storage capacity.

We recognized revenue related to this agreement of approximately $0.2 million and $nil for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million and $nil for the nine months ended September 30, 2017 and 2016, respectively.

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

Under this agreement, NGL is obligated to throughput a volume of refined product that, at the fee schedule contained in the agreement, resulted in minimum throughput payments to us of approximately  $7.0 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $20.7 million and $20.3 million for the nine months ended September 30, 2017 and 2016, respectively. The agreement contains stipulated annual increases in throughput payments based on increases in the United States Consumer Price Index. The minimum annual throughput payment is reduced proportionately for any decrease in storage capacity due to out‑of‑service tank capacity.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$10,422	$9,416
Less allowance for doubtful accounts	(119)	(119)
	$10,303	$9,297

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
NGL Energy Partners LP	27%	22%	26%	21%
Castleton Commodities International LLC	13%	15%	13%	14%
RaceTrac Petroleum Inc.	13%	13%	13%	12%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Amounts due from insurance companies	$2,054	$1,810
Additive detergent	1,249	1,364
Prepaid insurance	2,075	4,684
Deposits and other assets	1,080	2,045
	$6,458	$9,903

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At September 30, 2017 and December 31, 2016, we have recognized amounts due from insurance companies of approximately $2.1 million and $1.8 million, respectively, representing our best estimate of our probable insurance recoveries. During

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

the nine months ended September 30, 2017, we received reimbursements from insurance companies of approximately $1.0 million. During the nine months ended September 30, 2017, we increased our estimate of probable future insurance recoveries by approximately $1.2 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Land	$53,079	$53,079
Terminals, pipelines and equipment	679,801	651,783
Furniture, fixtures and equipment	4,386	4,100
Construction in progress	19,361	11,715
	756,627	720,677
Less accumulated depreciation	(330,160)	(303,929)
	$426,467	$416,748

(7) GOODWILL

Goodwill is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Brownsville terminals	$8,485	$8,485

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

At September 30, 2017 and December 31, 2016, our only reporting unit that contained goodwill was our Brownsville terminals. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2017 or during the year ended December 31, 2016 for this reporting unit. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2017 and December 31, 2016, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
BOSTCO	42.5%	42.5%	$212,518	$217,941
Frontera	50%	50%	24,188	23,152
Total investments in unconsolidated affiliates			$236,706	$241,093

At September 30, 2017 and December 31, 2016, our investment in BOSTCO includes approximately $7.1 million and $7.2 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
BOSTCO	$923	$1,885	$3,904	$4,794
Frontera	961	1,075	2,660	2,146
Total earnings from investments in unconsolidated affiliates	$1,884	$2,960	$6,564	$6,940

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
BOSTCO	$—	$—	$145	$2,125
Frontera	—	—	2,000	100
Additional capital investments in unconsolidated affiliates	$—	$—	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
BOSTCO	$3,074	$3,546	$9,472	$10,487
Frontera	1,127	911	3,624	2,176
Cash distributions received from unconsolidated affiliates	$4,201	$4,457	$13,096	$12,663

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Current assets	$21,827	$23,237	$8,119	$5,779
Long-term assets	472,477	485,331	42,603	41,966
Current liabilities	(10,950)	(12,799)	(2,146)	(1,172)
Long-term liabilities	—	—	(200)	(269)
Net assets	$483,354	$495,769	$48,376	$46,304

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$16,066	$17,033	$5,807	$5,232
Expenses	(13,517)	(12,178)	(3,885)	(3,082)
Net earnings	$2,549	$4,855	$1,922	$2,150

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$49,724	$49,907	$16,398	$13,608
Expenses	(39,383)	(36,668)	(11,078)	(9,316)
Net earnings	$10,341	$13,239	$5,320	$4,292

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred financing costs, net of accumulated amortization of $5,648 and $4,763, respectively	$5,774	$1,298
Amounts due under long-term terminaling services agreements	470	656
Customer relationships, net of accumulated amortization of $2,244 and $2,092, respectively	186	338
Unrealized gain on derivative instruments	499	344
Deposits and other assets	236	286
	$7,165	$2,922

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At September 30, 2017 and December 31, 2016, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.5 million and $0.7 million, respectively.

Customer relationships.  Other assets, net include certain customer relationships at our River terminals. These customer relationships are being amortized on a straight‑line basis over twelve years.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Customer advances and deposits	$8,720	$8,710
Accrued property taxes	4,120	1,061
Accrued environmental obligations	1,772	2,107
Interest payable	564	232
Accrued expenses and other	2,826	1,888
	$18,002	$13,998

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At both September 30, 2017 and December 31, 2016, we have billed and collected from certain of our customers approximately $8.7 million  in advance of the terminaling services being provided.

Accrued environmental obligations.  At September 30, 2017 and December 31, 2016, we have accrued environmental obligations of approximately $1.8 million and $2.1 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2017, we made payments of approximately $1.0 million towards our environmental remediation obligations. During the nine months ended September 30, 2017, we increased our estimate of our future environmental remediation costs by approximately $0.7 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Advance payments received under long-term terminaling services agreements	$1,255	$994
Deferred revenue—ethanol blending fees and other projects	2,156	2,240
	$3,411	$3,234

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2017 and December 31, 2016, we have received advance minimum payments in excess of revenue recognized under these

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

long‑term terminaling services agreements resulting in a liability of approximately $1.3 million and $1.0 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both September 30, 2017 and December 31, 2016, we have unamortized deferred revenue for completed projects of approximately $2.2 million. During the nine months ended September 30, 2017 and 2016, we recognized revenue for completed projects on a straight‑line basis of approximately $0.2 million and $0.4 million, respectively.

(12) LONG‑TERM DEBT

On March 13, 2017, we entered into the third amended and restated senior secured credit facility, or the “credit facility”, that provides for a maximum borrowing line of credit equal to $600 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of the credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2017 and the year ended December 31, 2016.

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended September 30, 2017 and 2016, the weighted average interest rate on borrowings under the credit facility was approximately 3.5% and 3.2%, respectively. For the nine months ended September 30, 2017 and 2016, the weighted average interest rate on borrowings under the credit facility was approximately 3.4% and 3.1%, respectively. At September 30, 2017 and December 31, 2016, our outstanding borrowings under the credit facility were $302.0 million and $291.8 million, respectively. At both September 30, 2017 and December 31, 2016 our outstanding letters of credit were $0.4 million.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2016	16,137,650	329,339
Issuance of common units pursuant to our savings and retention program	33,205	—
TransMontaigne GP to maintain its 2% general partner interest	—	678
Units outstanding at September 30, 2017	16,170,855	330,017

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

Long-term incentive plan.  On February 26, 2016, the board of our general partner approved, subject to the approval of our common unitholders, the TLP Management Services 2016 long-term incentive plan and the TLP Management Services savings and retention program (discussed further below) which constitutes a program under, and is subject to, the TLP Management Services long-term incentive plan, which replaced the TransMontaigne Services LLC long-term incentive plan and the TransMontaigne Services LLC savings and retention program. TLP Management Services is a wholly owned indirect subsidiary of ArcLight and employs all the officers and employees who provide services to the Partnership and such entity provides payroll and maintains all employee benefits programs on behalf of the Partnership. On July 12, 2016, we held a special meeting of our common unitholders at which time the TLP Management Services long-term incentive plan and savings and retention program were approved by the Partnership’s unitholders.

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

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TransMontaigne Services LLC long-term incentive plan had historically vested and were payable annually in equal tranches over a four-year period, subject to accelerated vesting upon a change in control of TransMontaigne GP. Ownership in the awards was subject to forfeiture until the vesting date, but recipients had distribution and voting rights from the date of the grant. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly there are no long-term incentive plan grants outstanding as of September 30, 2017.

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

Effective as of October 18, 2016, the board of directors of our general partner, with the concurrence of the compensation committee, adopted a revised independent director annual compensation program, which includes the grant of common units valued at $90,000 annually and issued pursuant to the TLP Management Services long-term incentive plan, which common units are immediately vested and are not subject to forfeiture. On October 20, 2017, we granted and issued 6,498 common units to our independent directors under the TLP Management Services long‑term incentive plan. On October 21, 2016, we granted and issued 3,258 common units to our independent directors under the TLP Management Services long‑term incentive plan. The annual common unit award for 2016 was prorated for Mr. Wiese and Mr. Welch, who were each appointed to the board in July 2016, based on their length of service on the board of our general partner.

For awards to the independent directors of our general partner, equity-based compensation of approximately $68,000 and $nil is included in equity-based compensation expense for the three months ended September 30, 2017 2016, respectively and approximately $203,000 and $520,000 is included in equity-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Savings and retention program.  On February 26, 2016, the board of our general partner unanimously approved the TLP Management Services savings and retention program for employees who provide services with respect to our business. This plan is intended to constitute a program under, and be subject to, the TLP Management Services 2016 long-term incentive plan described above. The savings and retention program is used for awards to employees of TLP Management Services who provide services to the Partnership. The savings and retention program operates in a manner substantially similar to the TransMontaigne Services LLC savings and retention program used previously.

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

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of September 30, 2017, there was approximately $1.4 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be recognized over the remaining weighted average period of 1.41 years.

For bonus awards to employees of TLP Management Services, approximately $476,000 and $251,000, is included in equity-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and approximately $2,510,000 and $2,144,000 is included in equity-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Activity related to our equity-based awards granted under the savings and retention program for services performed under the omnibus agreement for the nine months ended September 30, 2017 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2016	88,118	$35.82	38,438	$34.90
Issuance of units	(33,205)	$44.50	—	$—
Units withheld for settlement of withholding taxes	(15,734)	$44.12	—	$—
Unit accrual for distributions paid	4,334	$43.86	2,377	$43.85
Vesting of units	9,413	$44.35	(9,413)	$44.35
Grant of units	37,312	$45.02	21,875	$45.17
Restricted phantom units outstanding at September 30, 2017	90,238	$38.97	53,277	$38.71
Vested and expected to vest at September 30, 2017	143,515	$38.91

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$10,966	$11,885	$38,398	$30,905
Less:
Distributions payable on behalf of incentive distribution rights	(3,113)	(2,236)	(8,622)	(6,234)
Distributions payable on behalf of general partner interest	(249)	(231)	(732)	(682)
Earnings allocable to general partner interest less than distributions payable to general partner interest	92	38	136	189
Earnings allocable to general partner interest including incentive distribution rights	(3,270)	(2,429)	(9,218)	(6,727)
Net earnings allocable to limited partners per the consolidated statements of operations	$7,696	$9,456	$29,180	$24,178
Basic weighted average units	16,263	16,217	16,257	16,204
Diluted weighted average units	16,286	16,232	16,279	16,221
Net earnings per limited partner unit—basic	$0.47	$0.58	$1.79	$1.49
Net earnings per limited partner unit—diluted	$0.47	$0.58	$1.79	$1.49

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740
July 1, 2017 through September 30, 2017	$0.755

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At September 30, 2017, we have contractual commitments of approximately $14.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2061. At September 30, 2017, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2017 (remainder of the year)	$951
2018	1,663
2019	1,663
2020	1,513
2021	1,430
Thereafter	3,530
$10,750

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements, for which we expect to receive minimum rentals of approximately $2.3 million in future periods.

Rental expense under operating leases was approximately $0.9 million for both the three months ended September 30, 2017 and 2016. Rental expense under operating leases was approximately $2.6 million for both the nine months ended September 30, 2017 and 2016.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2017 and December 31, 2016.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Gulf Coast Terminals:
Terminaling services fees	$12,190	$11,259	$38,321	$33,958
Other	3,147	3,539	9,102	7,869
Revenue	15,337	14,798	47,423	41,827
Direct operating costs and expenses	(5,805)	(6,013)	(16,785)	(16,750)
Net margins	9,532	8,785	30,638	25,077
Midwest Terminals and Pipeline System:
Terminaling services fees	1,772	2,207	6,176	6,427
Pipeline transportation fees	433	433	1,299	1,299
Other	110	200	574	697
Revenue	2,315	2,840	8,049	8,423
Direct operating costs and expenses	(718)	(858)	(2,123)	(2,422)
Net margins	1,597	1,982	5,926	6,001
Brownsville Terminals:
Terminaling services fees	1,923	1,948	6,003	6,176
Pipeline transportation fees	658	1,223	3,304	3,691
Other	2,310	2,367	6,740	9,909
Revenue	4,891	5,538	16,047	19,776
Direct operating costs and expenses	(2,746)	(2,573)	(8,200)	(8,742)
Net margins	2,145	2,965	7,847	11,034
River Terminals:
Terminaling services fees	2,550	2,591	7,501	7,053
Other	155	221	614	2,559
Revenue	2,705	2,812	8,115	9,612
Direct operating costs and expenses	(1,710)	(1,753)	(4,895)	(6,034)
Net margins	995	1,059	3,220	3,578
Southeast Terminals:
Terminaling services fees	17,627	13,287	49,644	39,864
Other	2,574	1,363	6,385	2,898
Revenue	20,201	14,650	56,029	42,762
Direct operating costs and expenses	(6,740)	(5,851)	(18,211)	(16,709)
Net margins	13,461	8,799	37,818	26,053
Total net margins	27,730	23,590	85,449	71,743
General and administrative expenses	(5,247)	(3,605)	(13,298)	(10,929)
Insurance expenses	(999)	(969)	(3,007)	(2,776)
Equity-based compensation expense	(544)	(251)	(2,713)	(2,664)
Depreciation and amortization	(8,882)	(8,169)	(26,379)	(24,168)
Earnings from unconsolidated affiliates	1,884	2,960	6,564	6,940
Operating income	13,942	13,556	46,616	38,146
Other expenses	(2,976)	(1,671)	(8,218)	(7,241)
Net earnings	$10,966	$11,885	$38,398	$30,905

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$15,337	$2,315	$2,954	$2,705	$20,201	$43,512
Frontera	—	—	1,937	—	—	1,937
Revenue	$15,337	$2,315	$4,891	$2,705	$20,201	$45,449
Capital expenditures	$1,208	$—	$285	$389	$6,800	$8,682
Identifiable assets	$124,003	$20,877	$42,269	$50,232	$212,901	$450,282
Cash and cash equivalents						4,853
Investments in unconsolidated affiliates						236,706
Deferred financing costs						5,774
Other						4,280
Total assets						$701,895

	Three months ended September 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$14,798	$2,840	$4,228	$2,812	$14,650	$39,328
Frontera	—	—	1,310	—	—	1,310
Revenue	$14,798	$2,840	$5,538	$2,812	$14,650	$40,638
Capital expenditures	$1,465	$145	$126	$209	$8,194	$10,139

	Nine months ended September 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$47,423	$8,049	$10,826	$8,115	$56,029	$130,442
Frontera	—	—	5,221	—	—	5,221
Revenue	$47,423	$8,049	$16,047	$8,115	$56,029	$135,663
Capital expenditures	$3,794	$267	$657	$1,435	$31,174	$37,327

	Nine months ended September 30, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast
	Terminals	System	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$41,703	$8,423	$15,907	$9,612	$39,925	$115,570
NGL Energy Partners LP	124	—	—	—	2,837	2,961
Frontera	—	—	3,869	—	—	3,869
Revenue	$41,827	$8,423	$19,776	$9,612	$42,762	$122,400
Capital expenditures	$4,894	$576	$759	$1,565	$26,311	$34,105

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

r

(19) SUBSEQUENT EVENT

West Coast Facilities Acquisition.    On November 2, 2017, one of our wholly owned subsidiaries entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we will purchase the Martinez Terminal and Richmond Terminal (collectively, the “West Coast Facilities”) from Plains Products Terminals LLC, a wholly owned subsidiary of Plains All American Pipeline, L.P., for a total purchase price of $275 million. The West Coast Facilities include two waterborne refined product and crude oil terminals with a total of 64 storage tanks with approximately 5.4 million barrels of storage capacity. The facilities have extensive connectivity to domestic and international refined product and crude oil markets through significant marine, pipeline, truck and rail capabilities. The facilities are supported by multi-year, fee-based agreements with contract terms of up to 5 years. The acquisition will be financed with the proceeds of a common unit offering and cash available from other sources. The closing of the acquisition is expected to occur on or about January 1, 2018, subject to customary closing conditions.

Our obligation to consummate the West Coast Facilities Acquisition is subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order or legal restraint prohibiting the consummation of the West Coast Acquisition, (iii) delivery of certificates and certain ancillary transaction agreements (as described further below), (iv) the absence of a material adverse effect (as defined in the Purchase Agreement) and (v) receipt of certain governmental authorizations and third party consents.

Quarterly distribution.  On October 13, 2017, we announced a distribution of $0.755 per unit for the period from July 1, 2017 through September 30, 2017. This distribution was paid on October 31, 2017 to unitholders of record on October 23, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

West Coast Facilities Acquisition.    On November 2, 2017, one of our wholly owned subsidiaries entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we will purchase the Martinez Terminal and Richmond Terminal (collectively, the “West Coast Facilities”) from Plains Products Terminals LLC, a wholly owned subsidiary of Plains All American Pipeline, L.P., for a total purchase price of $275 million. The West Coast Facilities include two waterborne refined product and crude oil terminals with a total of 64 storage tanks with approximately 5.4 million barrels of storage capacity. The facilities have extensive connectivity to domestic and international refined product and crude oil markets through significant marine, pipeline, truck and rail capabilities. The facilities are supported by multi-year, fee-based agreements with contract terms of up to 5 years. The acquisition will be financed with the proceeds of a common unit offering and cash available from other sources. The closing of the acquisition is expected to occur on or about January 1, 2018, subject to customary closing conditions.

Our obligation to consummate the West Coast Facilities Acquisition is subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order or legal restraint prohibiting the consummation of the West Coast Acquisition, (iii) delivery of certificates and certain ancillary transaction agreements (as described further below), (iv) the absence of a material adverse effect (as defined in the Purchase Agreement) and (v) receipt of certain governmental authorizations and third party consents.

Eighth consecutive increase in quarterly distribution.  On October  13, 2017, we announced a quarterly distribution of $0.755 per unit for the three months ended September 30, 2017. This $0.015 increase over the previous quarter reflects the eighth consecutive increase in our distribution and represents annual growth of 7.9% over the third quarter of last year. This distribution was paid on October 31, 2017 to unitholders of record on October 23, 2017.

Commercial activity.    On September 12, 2017 we entered into a right of first Offer Agreement (the “Olympic ROFO Agreement”) with Pike West Coast Holdings, LLC, or Pike, a subsidiary of ArcLight. Pike owns 100% of the outstanding membership interests of SeaPort Pipeline Holdings, LLC, or SPH. Previously, on September 1, 2017, SPH and ARCO Midcon LLC, an affiliate of BP Pipelines (North America) Inc., or BP, entered into an agreement whereby SPH purchased a 30% interest in Olympic Pipe Line Company LLC from BP. The Olympic Pipeline is a regulated interstate refined products pipeline system that spans approximately 400 miles across the states of Washington and Oregon. Pursuant to the Olympic ROFO Agreement, and in exchange for $100 and other good and valuable consideration, Pike granted us a right of first offer to acquire the SPH membership interests held by Pike. In the event that Pike intends to sell, assign, transfer or convey, by merger, consolidation or otherwise, all or any portion of the SPH membership interests to any third party, then Pike shall give written notice thereof to us. For a period of 30 days after delivery of such notice to us, we shall have the right, but not the obligation, to submit a written offer to purchase the subject SPH membership interests. In the event that Pike elects to accept our purchase offer, then Pike shall be bound to transfer to us, and we shall be bound to purchase from Pike, the subject SPH membership interests on the terms and conditions set forth in our offer notice, with such modifications as may be mutually agreed upon by us and Pike. In the event that either (i) an offer is made and Pike rejects such offer or (ii) no offer is made by us within the 30-day period, then for a 120-day period after the date on which Pike rejects our offer or the first date after the last day on which we were permitted to make an offer, as applicable, Pike may solicit an offer to purchase the subject SPH membership interests from one or more third parties as Pike may determine in its discretion, subject to the terms and conditions in the Olympic ROFO Agreement.

Our rights under the Olympic ROFO Agreement shall expire on September 3, 2021. In addition, Pike shall have the right, but not the obligation, to terminate the Olympic ROFO Agreement upon written notice to us at any time after we cease to be controlled by ArcLight.

On August 4, 2017 we entered into a right of first offer agreement with Pike. Pike owns 100% of the outstanding membership interests in SeaPort Midstream Holdings, LLC, or SMH, and SMH owns an equity interest in SeaPort Midstream Partners, LLC, or SMP. SMH previously signed definitive agreements with BP West Coast Products LLC as a result of which they agreed to form SMP, a joint venture between SMH and BP West Coast Products LLC across refined product logistics infrastructure assets in the US Pacific Northwest; including as of the date hereof, the acquisition of two refined product terminals in Seattle, Washington and Portland, Oregon. The transaction closed on November 1, 2017. TLP Management Services, LLC an ArcLight subsidiary, will operate the terminals under a multi-year operating agreement.

Pursuant to the right of first offer agreement and in exchange for $100 and other good and valuable consideration, Pike granted us a right of first offer to acquire the SMH membership interests held by Pike, subject to the closing of the joint venture transaction between SMH and BP West Coast Products LLC. In the event that Pike intends to sell, assign, transfer or convey, by merger, consolidation or otherwise, all or any portion of the SMH membership interests to any third party, then Pike shall give written notice thereof to us. For a period of 30 days after delivery of such notice to us, we shall have the right, but not the obligation, to submit a written offer to purchase the subject SMH membership interests. In the event that Pike elects to accept our purchase offer, then Pike shall be bound to transfer to us, and we shall be bound to purchase from Pike, the subject SMH membership interests on the terms and conditions set forth in our offer notice, with such modifications as may be mutually agreed upon by us and Pike. In the event that either (i) an offer is made and Pike rejects such offer or (ii) no offer is made by us within the 30-day period, then for a 120-day period after the date on which Pike rejects our offer or the first date after the last day on which we were permitted to make an offer, as applicable, Pike may solicit an offer to purchase the subject SMH membership interests from one or more third parties as Pike may determine in its discretion, subject to the terms and conditions in the right of first offer agreement.

The right of first offer agreement will automatically terminate without action by either party if the SMP joint venture transaction is terminated in accordance with its terms prior to closing. Our rights under the right of first offer agreement shall expire on the fourth anniversary of the closing of the SMP joint venture transaction. In addition, Pike shall have the right, but not the obligation, to terminate the right of first offer agreement upon written notice to us at any time after we cease to be controlled by ArcLight.

Expansion of the Collins bulk storage terminal.    We previously entered into long-term terminaling services agreements with various customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal. The revenue associated with these agreements came on-line upon completion of the construction of the new tank capacity. We placed approximately 2.0 million barrels of new tank capacity into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The anticipated aggregate cost of the approximately 2.0 million barrels of new tank capacity is approximately $75 million. Construction of the new tank capacity commenced in the first quarter of 2016, and through the end of the third quarter 2017, we have spent a total of approximately $62 million on the project. While the new tank capacity has been placed into service and is generating revenue, completion of certain items associated with the new tank capacity remains and will be completed between now and the end of the first quarter of 2018.

Our Collins/Purvis terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. Our facility has current active storage capacity of approximately 5.4 million barrels, and we previously obtained an air permit for an additional 5.0 million barrels of capacity for future construction at our Collins terminal. We are currently in active discussions with several prospective customers regarding this potential future capacity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10‑K, filed on March 14, 2017. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations (see Note 1 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2017	2016
Terminaling services fees	$36,062	$31,292
Pipeline transportation fees	1,091	1,656
Management fees and reimbursed costs	2,378	2,340
Other	5,918	5,350
Revenue	$45,449	$40,638

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$15,337	$14,798
Midwest terminals and pipeline system	2,315	2,840
Brownsville terminals	4,891	5,538
River terminals	2,705	2,812
Southeast terminals	20,201	14,650
Revenue	$45,449	$40,638

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

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$12,190	$11,259
Midwest terminals and pipeline system	1,772	2,207
Brownsville terminals	1,923	1,948
River terminals	2,550	2,591
Southeast terminals	17,627	13,287
Terminaling services fees	$36,062	$31,292

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $4.1 million resulting from us entering into long-term agreements with third party customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal that was placed into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

Included in terminaling services fees for the three months ended September 30, 2017 and 2016 are fees charged to affiliates of approximately $0.5 million and $0.1 million, respectively.

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

Firm Commitments and Variable Revenue

	Three months ended September 30,
	2017	2016
Firm commitments	$33,857	$29,274
Variable	2,205	2,018
Terminaling services fees	$36,062	$31,292

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2017 are as follows (in thousands):

Less than 1 year remaining	$4,371
1 year or more, but less than 3 years remaining	6,292
3 years or more, but less than 5 years remaining	14,533
5 years or more remaining	8,661
Total firm commitments for the three months ended September 30, 2017	$33,857

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	658	1,223
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$1,091	$1,656

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

Management Fees and Reimbursed Costs by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$261	$261
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,934	1,835
River terminals	—	—
Southeast terminals	183	244
Management fees and reimbursed costs	$2,378	$2,340

Included in management fees and reimbursed costs for the three months ended September 30, 2017 and 2016 are fees charged to affiliates of approximately $1.3 million and $1.2 million, respectively.

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

Principal Components of Other Revenue

	Three months ended September 30,
	2017	2016
Product gains	$2,369	$1,586
Steam heating fees	719	583
Product transfer services	207	336
Butane blending fees	1,333	583
Railcar handling	77	69
Other	1,213	2,193
Other revenue	$5,918	$5,350

For the three months ended September 30, 2017 and 2016, we sold approximately 41,200 and 26,950 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $73 and $59 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate our customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the three months ended September 30, 2017 and 2016, we have accrued a liability due to our customer of approximately $0.6 million and $nil, respectively, representing our rebate liability.

For the three months ended September 30, 2016 other, included in other revenue, includes an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer.

Included in other revenue for the three months ended September 30, 2017 and 2016 are amounts charged to affiliates of approximately $0.1 million and $nil, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$2,886	$3,278
Midwest terminals and pipeline system	110	200
Brownsville terminals	376	532
River terminals	155	221
Southeast terminals	2,391	1,119
Other revenue	$5,918	$5,350

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

Direct Operating Costs and Expenses

	Three months ended September 30,
	2017	2016
Wages and employee benefits	$6,163	$6,197
Utilities and communication charges	2,059	1,870
Repairs and maintenance	3,409	3,005
Office, rentals and property taxes	2,531	2,375
Vehicles and fuel costs	201	218
Environmental compliance costs	855	1,712
Other	2,501	1,671
Direct operating costs and expenses	$17,719	$17,048

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2017	2016
Gulf Coast terminals	$5,805	$6,013
Midwest terminals and pipeline system	718	858
Brownsville terminals	2,746	2,573
River terminals	1,710	1,753
Southeast terminals	6,740	5,851
Direct operating costs and expenses	$17,719	$17,048

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $3.4 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $1.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontaigne GP for insurance policies purchased on our behalf pursuant to the omnibus agreement to cover our facilities and operations. For the three months ended September 30, 2017 and 2016, the insurance expense paid to the owner of TransMontaigne GP was approximately $nil and $1.0 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the three months ended September 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $1.0 million and $nil, respectively.

Equity-based compensation expense includes expense associated with our partnership reimbursing an affiliate of TransMontaigne GP for awards granted by them to the independent directors of our general partner and to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017 and 2016, depreciation and amortization expense was approximately $8.9 million and $8.2 million, respectively.

For the three months ended September 30, 2017 and 2016, interest expense was approximately $2.7 million and $1.5 million, respectively. The increase in interest expense is primarily attributable to unrealized gains in the fair value of our interest rate swap agreements in the prior year three months ended September 30, 2016.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2017	2016
BOSTCO	$923	$1,885
Frontera	961	1,075
Total earnings from investments in unconsolidated affiliates	$1,884	$2,960

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

Three months ended September 30,
	2017	2016
BOSTCO	$—	$—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2017	2016
BOSTCO	$3,074	$3,546
Frontera	1,127	911
Cash distributions received from unconsolidated affiliates	$4,201	$4,457

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Terminaling services fees	$107,645	$93,478
Pipeline transportation fees	4,603	4,990
Management fees and reimbursed costs	6,830	6,560
Other	16,585	17,372
Revenue	$135,663	$122,400

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

We operate our business and report our results of operations in five principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals and (v) Southeast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$47,423	$41,827
Midwest terminals and pipeline system	8,049	8,423
Brownsville terminals	16,047	19,776
River terminals	8,115	9,612
Southeast terminals	56,029	42,762
Revenue	$135,663	$122,400

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

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$38,321	$33,958
Midwest terminals and pipeline system	6,176	6,427
Brownsville terminals	6,003	6,176
River terminals	7,501	7,053
Southeast terminals	49,644	39,864
Terminaling services fees	$107,645	$93,478

The increase in terminaling services fees at our Gulf Coast terminals includes an increase of approximately $1.8 million resulting from us re-contracting our bunker fuel capacity at Port Manatee, vacant since May 31, 2014, to third party customers in June and July 2016.

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $9.3 million resulting from us entering into long-term agreements with third party customers for approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal that was placed into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

Included in terminaling services fees for the nine months ended September 30, 2017 and 2016 are fees charged to affiliates of approximately $1.1 million and $2.7 million, respectively.

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

Firm Commitments and Variable Revenue

	Nine months ended September 30,
	2017	2016
Firm commitments	$99,590	$86,134
Variable	8,055	7,344
Terminaling services fees	$107,645	$93,478

The remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2017 are as follows (in thousands):

Less than 1 year remaining	$14,058
1 year or more, but less than 3 years remaining	18,835
3 years or more, but less than 5 years remaining	40,169
5 years or more remaining	26,528
Total firm commitments for the nine months ended September 30, 2017	$99,590

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,299	1,299
Brownsville terminals	3,304	3,691
River terminals	—	—
Southeast terminals	—	—
Pipeline transportation fees	$4,603	$4,990

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

Management Fees and Reimbursed Costs by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$807	$861
Midwest terminals and pipeline system	—	—
Brownsville terminals	5,472	5,455
River terminals	—	—
Southeast terminals	551	244
Management fees and reimbursed costs	$6,830	$6,560

Included in management fees and reimbursed costs for the nine months ended September 30, 2017 and 2016 are fees charged to affiliates of approximately $3.9 million and $3.8 million, respectively.

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

Principal Components of Other Revenue

	Nine months ended September 30,
	2017	2016
Product gains	$7,513	$4,173
Steam heating fees	2,385	2,030
Product transfer services	652	880
Butane blending fees	2,037	940
Railcar handling	218	229
Other	3,780	9,120
Other revenue	$16,585	$17,372

For the nine months ended September 30, 2017 and 2016, we sold approximately 120,340 and 77,650 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $67 and $54 per barrel, respectively. Pursuant to our terminaling services agreement related to the Southeast terminals, we agreed to rebate our customer 50% of the proceeds we receive annually in excess of $4.2 million from the sale of product gains at our Southeast terminals. For the nine months ended September 30, 2017 and 2016, we have accrued a liability due to our customer of approximately $0.6 million and $nil, respectively, representing our rebate liability.

For the nine months ended September 30, 2016 other, included in other revenue, includes an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer, an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer and an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer.

Included in other revenue for the nine months ended September 30, 2017 and 2016 are amounts charged to affiliates of approximately $0.2 million and $0.3 million, respectively.

The other revenue by business segments were as follows (in thousands):

Other Revenue by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$8,295	$7,008
Midwest terminals and pipeline system	574	697
Brownsville terminals	1,268	4,454
River terminals	614	2,559
Southeast terminals	5,834	2,654
Other revenue	$16,585	$17,372

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

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2017	2016
Wages and employee benefits	$18,433	$17,877
Utilities and communication charges	6,288	5,719
Repairs and maintenance	8,991	11,118
Office, rentals and property taxes	7,640	7,093
Vehicles and fuel costs	534	610
Environmental compliance costs	2,098	2,951
Other	6,230	5,289
Direct operating costs and expenses	$50,214	$50,657

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2017	2016
Gulf Coast terminals	$16,785	$16,750
Midwest terminals and pipeline system	2,123	2,422
Brownsville terminals	8,200	8,742
River terminals	4,895	6,034
Southeast terminals	18,211	16,709
Direct operating costs and expenses	$50,214	$50,657

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $9.4 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $3.9 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. Prior to October 31, 2016, we paid the owner of TransMontaigne GP for insurance policies purchased on our behalf pursuant to the omnibus agreement to cover our facilities and operations. For the nine months ended September 30, 2017 and 2016, the insurance expense paid to the owner of TransMontaigne GP was approximately $nil and $2.8 million, respectively. On October 31, 2016, we contracted directly with insurance carriers for the majority of our insurance requirements. For the nine months ended September 30, 2017 and 2016, the expense associated with insurance contracted directly by us was approximately $3.0 million and $nil, respectively.

Equity-based compensation expense includes expense associated with our partnership reimbursing an affiliate of TransMontaigne GP for awards granted by them to the independent directors of our general partner and to certain key officers and employees who provide service to us that vest over future service periods. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expenses associated with these reimbursements were approximately $2.7 million for both the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was approximately $26.4 million and $24.2 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the new tanks placed into service at the Collins, Mississippi bulk storage terminal.

For the nine months ended September 30, 2017 and 2016, interest expense was approximately $7.3 million and $6.6 million, respectively.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
BOSTCO	$3,904	$4,794
Frontera	2,660	2,146
Total earnings from investments in unconsolidated affiliates	$6,564	$6,940

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
BOSTCO	$145	$2,125
Frontera	2,000	100
Additional capital investments in unconsolidated affiliates	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
BOSTCO	$9,472	$10,487
Frontera	3,624	2,176
Cash distributions received from unconsolidated affiliates	$13,096	$12,663

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$83,789	$65,809
Net cash used in investing activities	$(39,472)	$(48,330)
Net cash used in financing activities	$(40,057)	$(17,719)

The increase in net cash provided by operating activities is primarily attributable to increased revenue related to placing 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017, recontracting of available storage capacity throughout the past year and the timing of working capital requirements.

The decrease in net cash used in investing activities includes a decrease of $12.0 million for the acquisition of the Port Everglades, Florida hydrant system in the prior period. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the first quarter of 2018. At September 30, 2017, the remaining expenditures to complete the approved projects are estimated to be approximately $15 million, which primarily relates to the remaining construction costs associated with the approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal.

The increase in net cash used in financing activities includes a decrease of $12.1 million in net borrowings under our credit facility primarily related to the acquisition of the Port Everglades, Florida hydrant system in the prior period, an increase of $4.7 million in deferred financing costs related to upsizing and extending our credit facility in March 2017 and an increase of $4.4 million in distributions paid as a result of increasing our distribution 7.9% over the third quarter of last year.

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

We may elect to have loans under the credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under the credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2017, our outstanding borrowings under the credit facility were $302.0 million.

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

					Twelve months
	Three months ended				ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2016	2017	2017	2017	2017
Financial performance debt covenant test:
Consolidated EBITDA for the total leverage ratio, as stipulated in the credit facility	$25,488	$27,329	$28,819	$25,381	$107,017
Consolidated funded indebtedness					$302,000
Total leverage ratio					2.82	x
Consolidated EBITDA for the interest coverage ratio	$25,488	$27,329	$28,819	$25,381	$107,017
Consolidated interest expense, as stipulated in the credit facility (1)	$2,061	$2,410	$2,487	$2,591	$9,549
Interest coverage ratio					11.21	x
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA	$25,488	$27,329	$28,819	$25,381	$107,017
Consolidated interest expense	(1,160)	(2,152)	(2,525)	(2,656)	(8,493)
Unrealized loss (gain) on derivative instruments	(901)	(258)	38	65	(1,056)
Amortization of deferred revenue	180	(51)	10	(170)	(31)
Settlement of tax withholdings on equity-based compensation	—	382	25	304	711
Change in operating assets and liabilities	(10,309)	5,113	(342)	4,477	(1,061)
Cash flows provided by operating activities	$13,298	$30,363	$26,025	$27,401	$97,087

(1)Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

If we were to fail either financial performance covenant, or any other covenant contained in the credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our credit facility. Borrowings under our credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2017, we are party to interest rate swap agreements with an aggregate notional amount of $125.0 million that expire between March 25, 2018 and March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 1.01% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At September 30, 2017, we had outstanding borrowings of $302.0 million under our credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September 30, 2017, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.8 million.

We do not purchase or market products that we handle or transport and, therefore, we do not have material direct exposure to changes in commodity prices, except for the value of product gains arising from certain of our terminaling services agreements with our customers. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices. For the nine months ended September 30, 2017 and 2016, we sold approximately 120,340 and 77,650 barrels, respectively, of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities at average prices of approximately $67 and $54 per barrel, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

Gulf TLP Holdings, LLC, a wholly-owned subsidiary of ArcLight, controls our general partner, which has sole responsibility for conducting our business and managing our operations. ArcLight and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to our detriment;

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

•	the possibility that our unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner;
•	our failure to avoid federal income taxation as a corporation or the imposition of state level taxation;
•	our inability to make acquisitions and investments to increase our capital asset base may result in future declines in our tax depreciation;

•	the impact of new IRS regulations or a challenge of our current allocation of income, gain, loss and deductions among our unitholders;
•	unitholders will be required to pay taxes on their respective share of our taxable income regardless of the amount of cash distributions;
•	investment in common partnership units by tax‑exempt entities and non‑United States persons raises tax issues unique to them;
•	unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units; and
•	the sale or exchange of 50% or more of our capital and profits interests within a 12‑month period would result in a deemed technical termination of the Partnership for income tax purposes.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 8, 2017	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer