Form 10-Q
period 2018-03-31
TransMontaigne Partners L.P.
filed 2018-05-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

As of April 30, 2018, there were  16,222,151 units of the registrant’s Common Limited Partner Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Quarterly Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the risk factors and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three months ended March 31, 2018 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2017, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2018 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2018:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$937	$923
Trade accounts receivable, net	11,516	11,017
Due from affiliates	3,803	1,509
Other current assets	12,345	20,654
Total current assets	28,601	34,103
Property, plant and equipment, net	650,037	655,053
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	234,030	233,181
Other assets, net	53,522	55,238
	$975,618	$987,003
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$9,645	$8,527
Accrued liabilities	17,653	17,426
Total current liabilities	27,298	25,953
Other liabilities	3,921	3,633
Long-term debt	582,377	593,200
Total liabilities	613,596	622,786
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,200,485 units issued and outstanding at March 31, 2018 and 16,177,353 units issued and outstanding at December 31, 2017)	308,396	310,769
General partner interest (2% interest with 330,613 equivalent units outstanding at March 31, 2018 and 330,150 equivalent units outstanding at December 31, 2017)	53,626	53,448
Total partners’ equity	362,022	364,217
	$975,618	$987,003

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended
	March 31,
	2018	2017
Revenue:
External customers	$52,114	$43,080
Affiliates	4,330	1,770
Total revenue	56,444	44,850
Operating costs and expenses:
Direct operating costs and expenses	(20,145)	(16,511)
General and administrative expenses	(4,981)	(3,971)
Insurance expenses	(1,246)	(1,006)
Equity-based compensation expense	(2,017)	(1,817)
Depreciation and amortization	(11,808)	(8,705)
Total operating costs and expenses	(40,197)	(32,010)
Earnings from unconsolidated affiliates	2,889	2,560
Operating income	19,136	15,400
Other expenses:
Interest expense	(6,461)	(2,152)
Amortization of deferred issuance costs	(501)	(294)
Total other expenses	(6,962)	(2,446)
Net earnings	12,174	12,954
Less—earnings allocable to general partner interest including incentive distribution rights	(3,766)	(2,843)
Net earnings allocable to limited partners	$8,408	$10,111
Net earnings per limited partner unit—basic	$0.52	$0.62
Net earnings per limited partner unit—diluted	$0.52	$0.62

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2017 and three months ended March 31, 2018

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2016	$320,042	$52,692	$372,734
Distributions to unitholders	(47,349)	(11,985)	(59,334)
Equity-based compensation	2,729	—	2,729
Issuance of 6,498 common units pursuant to our long-term incentive plan	270	—	270
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(711)	—	(711)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	36	36
Net earnings for year ended December 31, 2017	35,788	12,705	48,493
Balance December 31, 2017	310,769	53,448	364,217
Distributions to unitholders	(12,457)	(3,606)	(16,063)
Equity-based compensation	2,017	—	2,017
Issuance of 23,132 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(341)	—	(341)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	18	18
Net earnings for the three months ended March 31, 2018	8,408	3,766	12,174
Balance March 31, 2018	$308,396	$53,626	$362,022

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$12,174	$12,954
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,808	8,705
Earnings from unconsolidated affiliates	(2,889)	(2,560)
Distributions from unconsolidated affiliates	3,190	4,349
Equity-based compensation	2,017	1,817
Amortization of deferred issuance costs	501	294
Amortization of deferred revenue	(187)	(51)
Unrealized (gain) loss on derivative instruments	42	(258)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	2	220
Due from affiliates	(2,294)	(310)
Other current assets	(1,799)	1,716
Amounts due under long-term terminaling services agreements, net	28	(98)
Deposits	—	54
Trade accounts payable	1,574	864
Accrued liabilities	227	2,667
Net cash provided by operating activities	24,394	30,363
Cash flows from investing activities:
Investments in unconsolidated affiliates	(1,150)	(2,000)
Capital expenditures	(6,503)	(9,500)
Proceeds from sale of assets	10,025	—
Net cash provided by (used in) investing activities	2,372	(11,500)
Cash flows from financing activities:
Proceeds from senior notes	300,000	—
Borrowings under revolving credit facility	46,600	46,000
Repayments under revolving credit facility	(349,600)	(45,300)
Deferred issuance costs	(7,366)	(5,068)
Settlement of tax withholdings on equity-based compensation	(341)	(382)
Distributions paid to unitholders	(16,063)	(14,087)
Contribution of cash by TransMontaigne GP	18	22
Net cash used in financing activities	(26,752)	(18,815)
Increase in cash and cash equivalents	14	48
Cash and cash equivalents at beginning of period	923	593
Cash and cash equivalents at end of period	$937	$641
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,366	$2,217
Property, plant and equipment acquired with accounts payable	$2,752	$7,515

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners L.P. (“we,” “us,” “our,” “the Partnership”) was formed in February 2005 as a Delaware limited partnership. We provide integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, in the Southeast and along the West Coast.

We are controlled by our general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which as of February 1, 2016 is a wholly‑owned indirect subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”).

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2018 and December 31, 2017 and our results of operations for the three months ended March 31, 2018 and 2017. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

The preparation of financial statements in conformity with “GAAP” requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and/or involve complex analyses: business combination estimates and assumptions, useful lives of our plant and equipment and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

(c) Accounting for terminal and pipeline operations

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), applying the modified retrospective transition method, which required us to apply the new standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts which were not completed as of January 1, 2018. ASC 606 replaces existing revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in a transition adjustment nor did it have an impact on the timing or amount of our revenue recognition (See Note 18 of Notes to consolidated financial statements).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 4 of the Notes to the consolidated financial statements), contract assets or contract liabilities. Contract assets primarily relate to our rights to consideration from completed performance obligations but not billable at the reporting date. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract.   Contract assets are transferred to accounts receivable when the rights become unconditional. At March 31, 2018, we did not have any contract assets related to ASC 606.

Contract liabilities primarily relate to consideration received from customers in advance of completing the performance obligation. We recognize contract liabilities under these arrangements as revenue once all contingencies or potential performance obligations have been satisfied by the (i) performance of services or (ii) expiration of the customer’s rights under the contract. Short-term contract liabilities include customer advances and deposits (see Note 10 of the Notes to the consolidated financial statements). Long-term contract liabilities include deferred revenue related to ethanol blending fees and other projects (See Note 11 of Notes to the consolidated financial statements).

We generate revenue from terminaling services fees, pipeline transportation fees and management fees. Under ASC 606, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. A performance obligation is a promise in a contract to transfer goods or services to the customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is recognized pursuant to ASC guidance other than ASC 606. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volumes of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. The majority of our firm commitments under our terminaling services agreements are accounted for in accordance with ASC 840, Leases (“”ASC 840 revenue”). The remainder is recognized in accordance with ASC 606 (“ASC 606 revenue”) where the minimum payment arrangement in each contract is a single performance obligation that is primarily satisfied over time through the contract term.

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include injection fees based on the volume of product injected with additive compounds, net product gained resulting from differences in measurement of product volumes received and distributed at our terminaling facilities, services including heating and mixing of stored product, butane blending and volumes of product throughput that exceed the contractually established minimum volumes. The revenue generated by these services is primarily considered optional purchases to acquire additional services or variable consideration that is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. Ancillary revenue is recognized as ASC 606 revenue.

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. For the three months ended March 31, 2018, pipeline transportation revenue is primarily accounted for as ASC 840 revenue.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We also currently manage and operate for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and receive a management fee. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred. This revenue is primarily accounted for as ASC 606 revenue.

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

We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable.

In connection with our previous acquisitions of certain terminals from TransMontaigne LLC, a wholly owned subsidiary of NGL Energy Partners LP and the previous owner of our general partner, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals. Pursuant to the acquisition agreements for each of the Florida (except Pensacola) and Midwest terminals, the Southeast terminals, the Brownsville and the River terminals, and the Pensacola, Florida Terminal, TransMontaigne LLC is obligated to indemnify us against environmental claims, losses and expenses that were associated with the ownership or operation of the terminals prior to the purchase by the Partnership. In each acquisition agreement, TransMontaigne LLC’s maximum indemnification liability is subject to a specified time period for indemnification, cap on indemnification and satisfaction of a deductible amount before indemnification, in each case subject to certain exceptions, limitations and conditions specified therein. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after certain specified dates.

The environmental indemnification obligations of TransMontaigne LLC to us remain in place and were not affected by ArcLight’s acquisition of our general partner on February 1, 2016.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Notes 5 and 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

At March 31, 2018 and December 31, 2017, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $50.0 million and $125.0 million, respectively. At March 31, 2018 the remaining derivative instrument expires March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 0.97% and 1.01% for the three months ended March 31, 2018 and 2017,

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

respectively, and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(n) Recent accounting pronouncements

Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipt and Cash Payments. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this ASU did not have a material impact on our unaudited consolidated financial statements.

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

(2) TRANSACTIONS WITH AFFILIATES

Third Amended and Restated Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time.  The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key personnel who perform services for the Partnership, which are typically paid in the Partnership’s units and are subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Partnership’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes, engineering, environmental safety and occupational health (ESOH) and other corporate services, to the extent such services are not outsourced by the Partnership. The administrative fee is recognized as a component of general and administrative expenses and for the three months ended March 31, 2018 and 2017 was approximately $3.4 million and $2.9 million, respectively.

In accordance with the Second Amended and Restated  Omnibus Agreement and the prior versions thereto, if we acquired or constructed additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to the approval by the conflicts committee of our general partner. In connection with our previously discussed Phase II buildout at our Collins terminal, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable to the owner of the general partner under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase in the aggregate fees payable to the owner of the general partner, on May 7, 2018 the Partnership, with the concurrence of the conflicts committee of our general partner, entered into the Third Amended and Restated Omnibus Agreement by and among the Partnership, our general partner, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., Gulf TLP Holdings, LLC, and TLP Management Services LLC. The effect of the change to the omnibus agreement is to allow the Partnership to assume the costs and expenses of personnel performing engineering and ESOH services for and on behalf of the Partnership and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under generally accepted accounting principles.

Prior to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the personnel performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee will be approximately $8.4 million and the Partnership will bear the approximately $8.9 million costs and expenses of the personnel performing engineering and ESOH services for and on behalf of the Partnership.

The administrative fee under the Third Amended and Restated Omnibus Agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. If we acquire or construct additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

We do not directly employ any of the persons responsible for managing our business.  We are managed by our general partner, and all of the officers of our general partner and employees who provide services to the Partnership are employed by TLP Management Services, a wholly owned subsidiary of ArcLight.  TLP Management Services provides payroll and maintains all employee benefits programs on behalf of our general partner and the Partnership pursuant to the omnibus agreement.  The omnibus agreement will continue in effect until the earlier of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2019 and June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ and 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. In January 2018, we entered into a terminaling services agreement with Associated Asphalt Marketing, LLC relating to our Gulf Coast terminals that will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity previously contracted to a third party. We recognized revenue related to this agreement of approximately $2.2 million and  $nil for the three months ended March 31, 2018 and 2017, respectively.

(3) BUSINESS COMBINATION, TERMINAL ACQUISITION AND DISPOSITION

On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of $276.8 million. The West Coast terminals consist of two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex including a total of 64 storage tanks with approximately 5.0 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the West Coast terminals from December 15, 2017.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The purchase price and final assessment of the fair value of the assets acquired and liabilities assumed in the business combination were as follows (in thousands):

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

On February 20, 2018 we closed on the purchase of certain assets from a third party. Concurrently we sold these assets to another third party for cash proceeds equal to our purchase price plus expenses.

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as ASC 606 revenue in accordance with ASC 606 approximates $3.4 million at March 31, 2018. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Trade accounts receivable	$11,625	$11,128
Less allowance for doubtful accounts	(109)	(111)
	$11,516	$11,017

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2018	2017
NGL Energy Partners LP	22%	26%
Castleton Commodities International LLC	11%	13%
RaceTrac Petroleum Inc.	11%	12%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid insurance	$3,997	$4,151
Amounts due from insurance companies	1,933	1,981
Additive detergent	1,730	1,715
Unrealized gain on derivative instrument	534	—
Deposits and other assets	4,151	12,807
	$12,345	$20,654

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At March 31, 2018 and December 31, 2017, we have recognized amounts due from insurance companies of approximately $1.9 million and $2.0 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2018, we received reimbursements from insurance companies of approximately $0.1 million.

Deposits and other assets.  At December 31, 2017, Deposits and other assets includes a deposit of approximately $10.2 million paid during the fourth quarter 2017 related to expansion opportunities that closed in the first quarter of 2018 (See Note 3 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Land	$83,451	$83,310
Terminals, pipelines and equipment	889,608	885,429
Furniture, fixtures and equipment	4,515	4,430
Construction in progress	23,216	21,575
	1,000,790	994,744
Less accumulated depreciation	(350,753)	(339,691)
	$650,037	$655,053

(7) GOODWILL

Goodwill is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our operating segments (see Note 19 of Notes to consolidated financial statements). The fair value of each

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

reporting unit is determined on a stand‑alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

At March 31, 2018 and December 31, 2017, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2018 or during the year ended December 31, 2017 for these reporting units. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2018 and December 31, 2017, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.5 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
BOSTCO	42.5%	42.5%	$209,270	$209,373
Frontera	50%	50%	24,760	23,808
Total investments in unconsolidated affiliates			$234,030	$233,181

At both March 31, 2018 and December 31, 2017,  our investment in BOSTCO includes approximately $7.0 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
BOSTCO	$1,991	$1,706
Frontera	898	854
Total earnings from investments in unconsolidated affiliates	$2,889	$2,560

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
BOSTCO	$—	$—
Frontera	1,150	2,000
Additional capital investments in unconsolidated affiliates	$1,150	$2,000

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
BOSTCO	$2,094	$3,079
Frontera	1,096	1,270
Cash distributions received from unconsolidated affiliates	$3,190	$4,349

The summarized financial information of our unconsolidated affiliates is as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Current assets	$19,757	$24,976	$6,553	$5,649
Long-term assets	464,219	469,348	45,114	44,292
Current liabilities	(7,418)	(17,550)	(1,992)	(2,147)
Long-term liabilities	(1,315)	—	(155)	(178)
Net assets	$475,243	$476,774	$49,520	$47,616

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$16,827	$16,630	$5,912	$5,393
Expenses	(12,549)	(12,238)	(4,116)	(3,685)
Net earnings	$4,278	$4,392	$1,796	$1,708

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Customer relationships, net of accumulated amortization of $3,041 and $2,294, respectively	$46,389	$47,136
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $6,383 and $5,984, respectively	6,435	6,778
Amounts due under long-term terminaling services agreements	407	460
Unrealized gain on derivative instruments	—	576
Deposits and other assets	291	288
	$53,522	$55,238

Customer relationships.    Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight‑line basis over twenty years.

Revolving credit facility unamortized deferred issuance costs.  Deferred issuance costs are amortized using the effective interest method over the term of the related revolving credit facility.

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At March 31, 2018 and December 31, 2017, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.4 million and $0.5 million, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Customer advances and deposits	$6,565	$10,265
Accrued property taxes	2,348	1,381
Accrued environmental obligations	1,903	1,855
Interest payable	3,036	982
Accrued expenses and other	3,801	2,943
	$17,653	$17,426

Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2018, approximately $0.6 million is considered contract liabilities under ASC 606. Revenue recognized during the three months ended March 31, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.5 million. At March 31, 2018 and December 31, 2017, we have billed and collected from certain of our customers approximately $6.6 million and $10.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At both March 31, 2018 and December 31, 2017, we have accrued environmental obligations of approximately $1.9 million, representing our best estimate of our remediation obligations. During the three months ended March 31, 2018, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the three months ended March 31, 2018, we increased our estimate of our

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

future environmental remediation costs by approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Advance payments received under long-term terminaling services agreements	$1,574	$1,599
Deferred revenue—ethanol blending fees and other projects	2,347	2,034
	$3,921	$3,633

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At both March 31, 2018 and December 31, 2017, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $1.6 million.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At March 31, 2018 and December 31, 2017, we have unamortized deferred revenue for completed projects of approximately $2.3 million and $2.0 million, respectively. During the three months ended March 31, 2018 and 2017, we recognized revenue for completed projects on a straight‑line basis of approximately $0.2 million and $0.1 million, respectively. At March 31, 2018, approximately $0.5 million is considered contract liabilities under ASC 606. Revenue recognized during the three months ended March 31, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.2 million.

(12) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Revolving credit facility due in 2022	$290,200	$593,200
6.125% senior notes due in 2026	300,000	—
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $103 and $nil, respectively	(7,823)	—
	$582,377	$593,200

On February 12, 2018, the Partnership and TLP Finance Corp., our wholly owned subsidiary, completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds after $7.9 million of issuance costs, were used to repay indebtedness under our revolving credit facility.

Our senior secured revolving credit facility, or our  “revolving credit facility”, provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022. We were in compliance with all financial covenants as of and during the three months ended March 31, 2018 and the year ended December 31, 2017.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2018 and 2017, the weighted average interest rate on borrowings under our revolving credit facility was approximately 4.6% and 3.3%, respectively. At March 31, 2018 and December 31, 2017, our outstanding borrowings under our revolving credit facility were $290.2 million and $593.2 million, respectively. At both March 31, 2018 and December 31, 2017 our outstanding letters of credit were $0.4 million.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission (“SEC”) that expires in September 2019. In February 2018, we and TLP Finance Corp., our 100% owned subsidiary, used the shelf registration statement to issue senior notes that were guaranteed on a senior unsecured basis by each of our 100% owned subsidiaries that guarantee obligations under our revolving credit facility. In the future, we may issue additional debt or equity securities pursuant to that registration statement. TransMontaigne Partners L.P. has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners L.P. through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and our other 100% owned subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee any future debt securities we issue. We expect that any guarantees associated with future debt securities will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of TransMontaigne Partners L.P. or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of TransMontaigne Partners L.P. or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2017	16,177,353	330,150
Issuance of common units pursuant to our savings and retention program	23,132	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	463
Units outstanding at March 31, 2018	16,200,485	330,613

(14) EQUITY-BASED COMPENSATION

Long-term incentive plan.  The TLP Management Services long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, with such amount subject to adjustment as provided for under the terms of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

the plan if there is a change in our common units, such as a unit split or other reorganization. The common units authorized to be granted under the TLP Management Services long-term incentive plan are registered pursuant to a registration statement on Form S-8.

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly, there are no long-term incentive plan grants outstanding as of March 31, 2018.

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

For awards to the independent directors of our general partner, equity-based compensation of approximately $68,000 is included in equity-based compensation expense for both the three months ended March 31, 2018 and 2017.

Savings and retention program. TLP Management Services savings and retention program is intended to constitute a program under, and be subject to, the TLP Management Services long-term incentive plan described above. The savings and retention program is used for awards to employees of TLP Management Services who provide services to the Partnership.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of March 31, 2018, there was approximately $2.5 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be recognized over the remaining weighted average period of 1.26 years.

For bonus awards to employees of TLP Management Services, approximately $1.9 million and $1.7 million is included in equity-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

Activity related to our equity-based awards granted under the savings and retention program for services performed under the omnibus agreement for the three months ended March 31, 2018 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2017	91,877	$38.91	54,244	$38.81
Issuance of units	(23,132)	$39.58	—	$—
Units withheld for settlement of withholding taxes	(7,980)	$39.58	—	$—
Unit accrual for distributions paid	1,306	$38.64	986	$38.64
Vesting of units	18,970	$36.61	(18,970)	$36.61
Grant of units	46,362	$35.23	33,097	$35.23
Restricted phantom units outstanding at March 31, 2018	127,403	$37.49	69,357	$38.18
Vested and expected to vest at March 31, 2018	196,760	$37.74

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended
	March 31,
	2018	2017
Net earnings	$12,174	$12,954
Less:
Distributions payable on behalf of incentive distribution rights	(3,595)	(2,636)
Distributions payable on behalf of general partner interest	(259)	(239)
Earnings allocable to general partner interest less than distributions payable to general partner interest	88	32
Earnings allocable to general partner interest including incentive distribution rights	(3,766)	(2,843)
Net earnings allocable to limited partners per the consolidated statements of operations	$8,408	$10,111
Basic weighted average units	16,291	16,245
Diluted weighted average units	16,322	16,266
Net earnings per limited partner unit—basic	$0.52	$0.62
Net earnings per limited partner unit—diluted	$0.52	$0.62

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740
July 1, 2017 through September 30, 2017	$0.755
October 1, 2017 through December 31, 2017	$0.770
January 1, 2018 through March 31, 2018	$0.785

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At March 31, 2018, we have contractual commitments of approximately $23.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases.  At March 31, 2018, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2018	$2,353
2019	3,323
2020	1,990
2021	1,907
2022	962
Thereafter	4,275
$14,810

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements or have reimbursement agreements with affiliates, for which we expect to receive minimum rentals of approximately $8.6 million in future periods.

Rental expense under operating leases was approximately $0.5 million $0.9 million for the three months ended March 31, 2018 and 2017.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2018 and December 31, 2017.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our publicly traded notes was based on the price of those notes at March 31, 2018 and December 31, 2017. The fair value is categorized in Level 2 of the fair value hierarchy.

(18) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling service agreements contain firm commitments for minimum revenue streams and are accounted for in accordance with ASC 840, Leases (“ASC 840 revenue”). The remainder is recognized in accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606 revenue”).

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

Three months ended
March 31,
2018
Terminaling services fees:
Firm commitments (ASC 840 revenue)	$38,706
Firm commitments (ASC 606 revenue)	3,427
Total firm commitments revenue	42,133
Ancillary revenue (ASC 606 revenue)	11,058
Total terminaling services fees	53,191
Pipeline transportation fees (ASC 840 revenue)	869
Management fees (ASC 606 revenue)	2,384
Total revenue	$56,444

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated revenue associated with our firm commitments under our terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to the future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Remainder of 2018	$3,109	$92	$—	$830	$—	$3,213	$7,244
2019	625	17	—	970	—	1,652	3,264
2020	—	—	—	970	—	125	1,095
2021	—	—	—	531	—	5	536
Thereafter	—	—	—		—	—	—
Total estimated ASC 606 revenue	$3,734	$109	$—	$3,301	$—	$4,995	$12,139

Our ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2018 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 840 in the amount of $113.1 million for the remainder of 2018, $121.4 million for 2019, $100.7 million for 2020, $79.4 million for 2021 and $64.5 million thereafter.

(19) BUSINESS SEGMENTS

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Gulf Coast Terminals:
Terminaling services fees	$16,173	$16,007
Management fees	97	283
Revenue	16,270	16,290
Direct operating costs and expenses	(5,832)	(5,554)
Net margins	10,438	10,736
Midwest Terminals and Pipeline System:
Terminaling services fees	2,419	2,403
Pipeline transportation fees	433	433
Revenue	2,852	2,836
Direct operating costs and expenses	(712)	(712)
Net margins	2,140	2,124
Brownsville Terminals:
Terminaling services fees	2,066	2,467
Pipeline transportation fees	436	1,283
Management fees	2,104	1,924
Revenue	4,606	5,674
Direct operating costs and expenses	(2,041)	(2,872)
Net margins	2,565	2,802
River Terminals:
Terminaling services fees	2,754	2,670
Revenue	2,754	2,670
Direct operating costs and expenses	(1,836)	(1,650)
Net margins	918	1,020
Southeast Terminals:
Terminaling services fees	20,239	17,197
Management fees	183	183
Revenue	20,422	17,380
Direct operating costs and expenses	(6,619)	(5,723)
Net margins	13,803	11,657
West Coast Terminals:
Terminaling services fees	9,540	—
Revenue	9,540	—
Direct operating costs and expenses	(3,105)	—
Net margins	6,435	—
Total net margins	36,299	28,339
General and administrative expenses	(4,981)	(3,971)
Insurance expenses	(1,246)	(1,006)
Equity-based compensation expense	(2,017)	(1,817)
Depreciation and amortization	(11,808)	(8,705)
Earnings from unconsolidated affiliates	2,889	2,560
Operating income	19,136	15,400
Other expenses	(6,962)	(2,446)
Net earnings	$12,174	$12,954

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$14,058	$2,852	$2,488	$2,754	$20,422	$9,540	$52,114
Frontera	—	—	2,118	—	—	—	2,118
Associated Asphalt, LLC	2,212	—	—	—	—	—	2,212
Revenue	$16,270	$2,852	$4,606	$2,754	$20,422	$9,540	$56,444
Capital expenditures	$1,366	$301	$443	$547	$3,283	$563	$6,503
Identifiable assets	$122,564	$20,397	$41,748	$48,941	$215,602	$276,542	$725,794
Cash and cash equivalents							937
Investments in unconsolidated affiliates							234,030
Revolving credit facility unamortized deferred issuance costs, net							6,435
Other							8,422
Total assets							$975,618

	Three months ended March 31, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$16,290	$2,836	$3,904	$2,670	$17,380	$—	$43,080
Frontera	—	—	1,770	—	—	—	1,770
Revenue	$16,290	$2,836	$5,674	$2,670	$17,380	$—	$44,850
Capital expenditures	$1,527	$222	$144	$394	$7,213	$—	$9,500

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

r

(20) SUBSEQUENT EVENT

Quarterly distribution.  On April 17, 2018, we announced a distribution of $0.785 per unit for the period from January 1, 2018 through March 31, 2018. This distribution was paid on May 8, 2018 to unitholders of record on April 30, 2018.

Third Amended and Restated Omnibus Agreement.  In connection with our previously discussed Phase II buildout at our Collins terminal, the expansion of the Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast facilities, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable to the owner of the general partner under the omnibus agreement of $3.6 million beginning May 13, 2018  (See Note 2 of Notes to consolidated financial statements).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Expansion of our Brownsville operations. In the first quarter, we entered into terminaling services agreements with third parties for the construction by either the Partnership, or Frontera, of new facilities in Brownsville for the storage of gasoline, diesel and additives for further transportation by truck and the Diamondback Pipeline to the U.S./Mexico border. The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville, Texas facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that has been idle and can be used to transport additional refined products. We expect the first tanks of the additional storage capacity under construction to be completed and placed into commercial service by the end of 2018. We expect to recommission the Diamondback pipeline and resume operations by the end of 2019, with the additional storage capacity being completed and placed into commercial service at the same time.

Due to rights of first refusal held by our Frontera joint venture, it is uncertain at this time whether our Brownsville terminaling expansion efforts will be constructed and owned by the Partnership or Frontera. The anticipated aggregate cost of the above terminaling and pipeline expansion projects is estimated to be approximately $60 million.

Expansion of our Collins bulk storage terminal. Our Collins/Purvis, Mississippi terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We previously entered into long-term terminaling services agreements with various customers for approximately 2 million barrels of new tank capacity at our Collins terminal. The revenue associated with these agreements came on-line upon completion of the construction of the new tank capacity at various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The aggregate cost of the approximately 2 million barrels of new tank capacity was approximately $75 million. With the completion of our Phase I expansion, our Collins/Purvis terminal complex has current active storage capacity of approximately 5.4 million barrels.

In addition to the Phase I expansion at our Collins terminal, in the second half of 2017 we obtained an air permit for an additional 5 million barrels of capacity for our Phase II buildout. We have started the design and buildout of approximately 870,000 barrels of new storage capacity supported by a new long-term terminaling services agreement, which constitutes the beginning of our Phase II buildout. To facilitate our further expansion of Collins, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins customers. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $55 million. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal. We expect the first of the new tanks and the Colonial Pipeline Company improvements to come online in the first quarter of 2019.

Expansion of our West Coast terminals. On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of approximately $276.8 million. The West Coast terminals consist of two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex with a total of 64 storage tanks with approximately 5 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities.

Pursuant to a new long-term terminaling services agreement, we have begun the construction of an additional 125,000 barrels of storage capacity at our Richmond West Coast terminal. The cost of constructing this new capacity is expected to be approximately $8 million. We are also pursuing other high-return investment opportunities similar to this at these terminals. We expect the first of the new tanks to come online in the fourth quarter of 2018.

Public offering of senior notes. On February 12, 2018, the Partnership and TLP Finance Corp., our wholly owned subsidiary, completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds were used primarily to repay indebtedness under our revolving credit facility.

Third Amended and Restated Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time.  The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key personnel who perform services for the Partnership, which are typically paid in the Partnership’s units and are subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Partnership’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes, engineering, environmental safety and occupational health (ESOH) and other corporate services, to the extent such services are not outsourced by the Partnership.

In accordance with the Second Amended and Restated  Omnibus Agreement and the prior versions thereto, if we acquired or constructed additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to the approval by the conflicts committee of our general partner. In connection with our previously discussed Phase II buildout at our Collins terminal, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable to the owner of the general partner under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase in the aggregate fees payable to the owner of the general partner, on May 7, 2018 the Partnership, with the concurrence of the conflicts committee of our general partner, entered into the Third Amended and Restated Omnibus Agreement by and among the Partnership, our general partner, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., Gulf TLP Holdings, LLC, and TLP Management Services LLC. The effect of the change to the omnibus agreement is to allow the Partnership to assume the costs and expenses of personnel performing engineering and ESOH services for and on behalf of the Partnership and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under generally accepted accounting principles.

Prior to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the personnel performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee will be approximately $8.4 million and the Partnership will bear the approximately $8.9 million costs and expenses of the personnel performing engineering and ESOH services for and on behalf of the Partnership.

The administrative fee under the Third Amended and Restated Omnibus Agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. If we acquire or construct additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner.

We do not directly employ any of the persons responsible for managing our business.  We are managed by our general partner, and all of the officers of our general partner and employees who provide services to the Partnership are employed by TLP Management Services, a wholly owned subsidiary of ArcLight.  TLP Management Services provides payroll and maintains all employee benefits programs on behalf of our general partner and the Partnership pursuant to the omnibus agreement.  The omnibus agreement will continue in effect until the earlier of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

Tenth consecutive increase in quarterly distribution. On April 17, 2018, we announced a quarterly distribution of $0.785 per unit for the three months ended March 31, 2018. This $0.015 increase over the previous quarter reflects the tenth consecutive increase in our distribution and represents annual growth of 8.3% over the first quarter of last year. This distribution was paid on May 8, 2018 to unitholders of record on April 30, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10‑K, filed on March 15, 2018. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: business combination estimates and assumptions, useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations (see Note 1 of Notes to consolidated financial statements).

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2018	2017
Terminaling services fees	$53,191	$40,744
Pipeline transportation fees	869	1,716
Management fees	2,384	2,390
Revenue	$56,444	$44,850

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2018	2017
Gulf Coast terminals	$16,270	$16,290
Midwest terminals and pipeline system	2,852	2,836
Brownsville terminals	4,606	5,674
River terminals	2,754	2,670
Southeast terminals	20,422	17,380
West Coast terminals	9,540	—
Revenue	$56,444	$44,850

Total revenue by business segment is presented and further analyzed below by category of revenue.

Terminaling services fees.    Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue.

We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2018	2017
Gulf Coast terminals	$16,173	$16,007
Midwest terminals and pipeline system	2,419	2,403
Brownsville terminals	2,066	2,467
River terminals	2,754	2,670
Southeast terminals	20,239	17,197
West Coast terminals	9,540	—
Terminaling services fees	$53,191	$40,744

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $2.0 million resulting from placing into service approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in terminaling services fees at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the three months ended March 31, 2018 and 2017 are fees charged to affiliates of approximately $2.8 million and $0.4 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2018	2017
Firm commitments	$42,133	$32,064
Ancillary	11,058	8,680
Terminaling services fees	$53,191	$40,744

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2018 are as follows (in thousands):

Less than 1 year remaining	$6,901	16%
1 year or more, but less than 3 years remaining	13,787	33%
3 years or more, but less than 5 years remaining	19,133	45%
5 years or more remaining	2,312	6%
Total firm commitments for the three months ended March 31, 2018	$42,133

Pipeline transportation fees.    We earned pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. We own the Razorback and Diamondback pipelines, and we leased the Ella‑Brownsville pipeline from a third party through December 31, 2017. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2018	2017
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	436	1,283
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$869	$1,716

The decrease in pipeline transportation fees at our Brownsville terminals is attributable to suspending operations on the Diamondback pipeline in the first quarter of 2018 in connection with the expansion of our Brownville operations. We expect to recommission and resume operations on the Diamondback pipeline by the end of 2019.

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We also currently manage and operate for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and receive a management fee. We expect this operating arrangement to expire in the third quarter of 2018, after which it is anticipated that a third party will take operatorship of the pipeline. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended March 31,
	2018	2017
Gulf Coast terminals	$97	$283
Midwest terminals and pipeline system	—	—
Brownsville terminals	2,104	1,924
River terminals	—	—
Southeast terminals	183	183
West Coast terminals	—	—
Management fees	$2,384	$2,390

Included in management fees for the three months ended March 31, 2018 and 2017 are fees charged to affiliates of approximately $1.5 million and $1.4 million, respectively.

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

Direct Operating Costs and Expenses

	Three months ended March 31,
	2018	2017
Wages and employee benefits	$7,778	$6,099
Utilities and communication charges	2,425	2,127
Repairs and maintenance	4,546	2,998
Office, rentals and property taxes	2,962	2,550
Vehicles and fuel costs	189	195
Environmental compliance costs	787	513
Other	1,458	2,029
Direct operating costs and expenses	$20,145	$16,511

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2018	2017
Gulf Coast terminals	$5,832	$5,554
Midwest terminals and pipeline system	712	712
Brownsville terminals	2,041	2,872
River terminals	1,836	1,650
Southeast terminals	6,619	5,723
West Coast terminals	3,105	—
Direct operating costs and expenses	$20,145	$16,511

The decrease in direct operating costs and expenses at our Brownsville terminals is primarily attributable to terminating our lease of the Ella‑Brownsville pipeline from a third party on December 31, 2017 in connection with the expansion of our Brownville operations. The increase in direct operating costs and expenses at our Southeast terminals is primarily attributable to placing into service  approximately 2.0 million barrels of new tank capacity at our Collins, MS bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in direct operating costs and expenses at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

General and administrative expenses include an administrative fee paid to the owner of TransMontaigne GP under the omnibus agreement for indirect corporate overhead to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. The administrative fee paid to the owner of TransMontaigne GP was approximately $3.4 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The direct general and administrative expenses were approximately $1.6 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2018 and 2017, the expense associated with insurance was approximately $1.2 million and $1.0 million, respectively.

Equity-based compensation expense includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and grants to the independent directors of our general partner under our long-term incentive plan. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $2.0 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, depreciation and amortization expense was approximately $11.8 million and $8.7 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the West Coast terminals acquisition on December 15, 2017 and placing into service new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

For the three months ended March 31, 2018 and 2017, interest expense was approximately $6.5 million and $2.2 million, respectively. The increase in interest expense is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the issuance of senior notes and increases in LIBOR rates.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2018	2017
BOSTCO	$1,991	$1,706
Frontera	898	854
Total earnings from investments in unconsolidated affiliates	$2,889	$2,560

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2018	2017
BOSTCO	$—	$—
Frontera	1,150	2,000
Additional capital investments in unconsolidated affiliates	$1,150	$2,000

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2018	2017
BOSTCO	$2,094	$3,079
Frontera	1,096	1,270
Cash distributions received from unconsolidated affiliates	$3,190	$4,349

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our working capital requirements, distributions to unitholders, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. We expect to initially fund any investments, capital projects and future expansion, development and acquisition opportunities with undistributed cash flows from operations and additional borrowings under our revolving credit facility. After initially funding expenditures with borrowings under our revolving credit facility, we may raise funds through additional equity offerings and debt financings. The proceeds of such equity offerings and debt financings may then be used to reduce our outstanding borrowings under our credit revolving facility.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$24,394	$30,363
Net cash provided by (used in) investing activities	$2,372	$(11,500)
Net cash used in financing activities	$(26,752)	$(18,815)

The decrease in net cash provided by operating activities is primarily attributable to the timing of working capital requirements.

The increase in net cash provided by investing activities includes proceeds of approximately $10.0 million from the sale of assets in February 2018. Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the second quarter of 2019. At March 31, 2018, the remaining expenditures to complete the approved projects are estimated to be approximately $120 million, assuming our Frontera joint venture does not exercise its rights of first refusal related to our Brownsville terminaling expansion efforts. These expenditures primarily relate to the construction costs associated with the approximately 870,000 barrels of new storage capacity and our share of improvements to the pipeline connections at our Collins bulk storage terminal and the expansion of the Brownsville terminal.

The increase in net cash used in financing activities includes an increase of $2.0 million in distributions paid as a result of increasing our distribution 8.3% over the first quarter of last year and an increase of $2.3 million in deferred issuance costs over the first quarter of last year related to issuing senior notes in February 2018. Net proceeds of the senior notes were primarily used to repay indebtedness under our revolving credit facility.

Third amended and restated senior secured credit facility.  On December 14, 2017 we amended our revolving credit facility, which increased the maximum borrowing line of credit to $850 million from $600 million, in connection with the acquisition of the West Coast terminals. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2018, our outstanding borrowings under our revolving credit facility were $290.2 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Senior Notes.  On February 12, 2018, the Partnership and our wholly owned subsidiary, TLP Finance Corp, completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds were used to repay indebtedness under our revolving credit facility.

The senior notes will mature on February 15, 2026.  Interest on the senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing wholly owned domestic subsidiaries and their future wholly owned domestic subsidiaries, in each case that guarantee obligations under our revolving credit facility.  The senior notes and the associated guarantees rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to all of the Partnership’s future subordinated indebtedness.  The senior notes and the guarantees are effectively subordinated in right of payment to all of the Partnership’s existing and future secured debt, including debt under our revolving credit agreement, to the extent of the value of the assets securing such debt, and are structurally subordinated to all liabilities of our subsidiaries (other than Finance Corp.) that do not guarantee the senior notes.

At any time prior to February 15, 2021, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price of 106.125% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds of certain equity offerings.  On and after February 15, 2021, we may redeem all or a part of the senior notes at redemption prices (expressed as percentages of principal amount) equal to (i) 104.594% for the twelve-month period beginning on February 15, 2021; (ii) 103.063% for the twelve-month period beginning on February 15, 2022; (iii) 101.531% for the twelve month-period beginning on February 15, 2023; and (iv) 100.000% for the twelve-month period beginning on February 15, 2024 and at any time thereafter, plus accrued and unpaid interest.

Common unit offering program. On September 2, 2016, the Securities and Exchange Commission declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. As with the prior shelf registration statement, the new shelf registration statement allows us to issue common units and debt securities. In connection with the shelf registration statement, we established a common unit offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $50 million. We intend to use the net proceeds from any equity sales pursuant to the common unit offering program, after deducting the agent’s commissions and the partnership’s offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, capital expenditures, working capital or acquisitions. In February 2018, we used the shelf registration statement to issue the senior notes (see Note 12 of Notes to consolidated financial statements).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 15, 2018, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2018, we are party to an interest rate swap agreement with a notional amount of $50.0 million that expires March 11, 2019. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 0.97% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. At March 31, 2018, we had outstanding borrowings of $290.2 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2018, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1 Note 16 to our consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Annual Report on Form 10-K filed on March 15, 2018, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2017 Annual Report.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017, filed on March 15, 2018.

ITEM 5. OTHER INFORMATION

Third Amended and Restated Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time.  The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key personnel who perform services for the Partnership, which are typically paid in the Partnership’s units and are subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Partnership’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes, engineering, environmental safety and occupational health (ESOH) and other corporate services, to the extent such services are not outsourced by the Partnership.

In accordance with the Second Amended and Restated  Omnibus Agreement and the prior versions thereto, if we acquired or constructed additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to the approval by the conflicts committee of our general partner. In connection with our previously discussed Phase II buildout at our Collins terminal, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable to the owner of the general partner under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase in the aggregate fees payable to the owner of the general partner, on May 7, 2018 the Partnership, with the concurrence of the conflicts committee of our general partner, entered into the Third Amended and Restated Omnibus Agreement by and among the Partnership, our general partner, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., Gulf TLP Holdings, LLC, and TLP Management Services LLC. The effect of the change to the omnibus agreement is to allow the Partnership to assume the costs and expenses of personnel performing engineering and ESOH services for and on behalf of the Partnership and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under generally accepted accounting principles.

Prior to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the personnel performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee will be approximately $8.4 million and the Partnership will bear the approximately $8.9 million costs and expenses of the personnel performing engineering and ESOH services for and on behalf of the Partnership.

The administrative fee under the Third Amended and Restated Omnibus Agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. If we acquire or construct additional facilities, the owner of our general partner may propose a revised administrative fee covering the provision of services for such additional facilities, subject to approval by the conflicts committee of our general partner.

We do not directly employ any of the persons responsible for managing our business.  We are managed by our general partner, and all of the officers of our general partner and employees who provide services to the Partnership are employed by TLP Management Services, a wholly owned subsidiary of ArcLight.  TLP Management Services provides payroll and maintains all employee benefits programs on behalf of our general partner and the Partnership pursuant to the omnibus agreement. The omnibus agreement will continue in effect until the earlier of (i) ArcLight ceasing to control our general partner or (ii) the election of either us or the owner, following at least 24 months’ prior written notice to the other parties.

The foregoing description is qualified in its entirety by reference to the Third Amended and Restated Omnibus Agreement, filed as Exhibit 10.1 to this quarterly report, which is incorporated herein by this reference.

ITEM 6.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

Exhibit number	EXHIBIT INDEX Description of exhibits

10.1

Third Amended and Restated Omnibus Agreement, dated as of May 7, 2018, by and among TransMontaigne GP L.L.C., TransMontaigne Partners L.P., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P. and TLP Management Services LLC.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 9, 2018	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer