Form 10-Q
period 2018-06-30
TransMontaigne Partners L.P.
filed 2018-08-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

As of July  31, 2018, there were  16,222,151 units of the registrant’s Common Limited Partner Units outstanding.

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

You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to successfully implement our business strategy;
•	competitive conditions in our industry;
•	actions taken by third-party customers, producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our operations;
•	our ability to complete internal growth projects on time and on budget;
•	general economic conditions;
•	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
•	the price and availability of debt and equity financing;
•	large customer defaults;
•	interest rates;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results;
•	changes in tax status;
•	effects of existing and future laws and governmental regulations;
•	the effects of future litigation; and
•	plans, objectives, expectations and intentions contained in the Annual Report that are not historical.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and six months ended June 30, 2018 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2017, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2018 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended June 30, 2018:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$390	$923
Trade accounts receivable, net	12,164	11,017
Due from affiliates	3,491	1,509
Other current assets	7,978	20,654
Total current assets	24,023	34,103
Property, plant and equipment, net	656,761	655,053
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	231,767	233,181
Other assets, net	52,843	55,238
	$974,822	$987,003
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,058	$8,527
Accrued liabilities	26,676	17,426
Total current liabilities	37,734	25,953
Other liabilities	3,537	3,633
Long-term debt	578,523	593,200
Total liabilities	619,794	622,786
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,222,151 units issued and outstanding at June 30, 2018 and 16,177,353 units issued and outstanding at December 31, 2017)	301,372	310,769
General partner interest (2% interest with 331,055 equivalent units outstanding at June 30, 2018 and 330,150 equivalent units outstanding at December 31, 2017)	53,656	53,448
Total partners’ equity	355,028	364,217
	$974,822	$987,003

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
External customers	$51,379	$43,850	$103,493	$86,930
Affiliates	3,965	1,514	8,295	3,284
Total revenue	55,344	45,364	111,788	90,214
Operating costs and expenses:
Direct operating costs and expenses	(19,275)	(15,984)	(39,420)	(32,495)
General and administrative expenses	(4,619)	(4,080)	(9,600)	(8,051)
Insurance expenses	(1,271)	(1,002)	(2,517)	(2,008)
Equity-based compensation expense	(441)	(352)	(2,458)	(2,169)
Depreciation and amortization	(13,160)	(8,792)	(24,968)	(17,497)
Total operating costs and expenses	(38,766)	(30,210)	(78,963)	(62,220)
Earnings from unconsolidated affiliates	2,444	2,120	5,333	4,680
Operating income	19,022	17,274	38,158	32,674
Other expenses:
Interest expense	(8,273)	(2,525)	(14,734)	(4,677)
Amortization of deferred issuance costs	(1,289)	(271)	(1,790)	(565)
Total other expenses	(9,562)	(2,796)	(16,524)	(5,242)
Net earnings	9,460	14,478	21,634	27,432
Less—earnings allocable to general partner interest including incentive distribution rights	(3,872)	(3,105)	(7,638)	(5,948)
Net earnings allocable to limited partners	$5,588	$11,373	$13,996	$21,484
Net earnings per limited partner unit—basic	$0.34	$0.70	$0.86	$1.32
Net earnings per limited partner unit—diluted	$0.34	$0.70	$0.86	$1.32

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2017 and six months ended June 30, 2018

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2016	$320,042	$52,692	$372,734
Distributions to unitholders	(47,349)	(11,985)	(59,334)
Equity-based compensation	2,729	—	2,729
Issuance of 6,498 common units pursuant to our long-term incentive plan	270	—	270
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(711)	—	(711)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	36	36
Net earnings for year ended December 31, 2017	35,788	12,705	48,493
Balance December 31, 2017	310,769	53,448	364,217
Distributions to unitholders	(25,193)	(7,464)	(32,657)
Equity-based compensation	2,458	—	2,458
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	34	34
Net earnings for the six months ended June 30, 2018	13,996	7,638	21,634
Balance June 30, 2018	$301,372	$53,656	$355,028

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net earnings	$9,460	$14,478	$21,634	$27,432
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,160	8,792	24,968	17,497
Earnings from unconsolidated affiliates	(2,444)	(2,120)	(5,333)	(4,680)
Distributions from unconsolidated affiliates	3,971	4,546	7,161	8,895
Equity-based compensation	441	352	2,458	2,169
Amortization of deferred issuance costs	1,289	271	1,790	565
Amortization of deferred revenue	(149)	10	(336)	(41)
Unrealized (gain) loss on derivative instruments	85	38	127	(220)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(1,092)	(79)	(1,090)	141
Due from affiliates	312	(446)	(1,982)	(756)
Other current assets	3,620	1,043	1,821	2,759
Amounts due under long-term terminaling services agreements, net	176	(227)	204	(325)
Deposits	—	—	—	54
Trade accounts payable	(2,383)	(433)	(809)	431
Accrued liabilities	9,023	(200)	9,250	2,467
Net cash provided by operating activities	35,469	26,025	59,863	56,388
Cash flows from investing activities:
Investments in unconsolidated affiliates	(114)	(145)	(1,264)	(2,145)
Return of investment in unconsolidated affiliates	850	—	850	—
Capital expenditures	(15,452)	(19,145)	(21,955)	(28,645)
Proceeds from sale of assets	—	—	10,025	—
Net cash used in investing activities	(14,716)	(19,290)	(12,344)	(30,790)
Cash flows from financing activities:
Proceeds from senior notes	—	—	300,000	—
Borrowings under revolving credit facility	38,900	41,100	85,500	87,100
Repayments under revolving credit facility	(42,800)	(31,600)	(392,400)	(76,900)
Deferred issuance costs	(505)	(296)	(7,871)	(5,364)
Settlement of tax withholdings on equity-based compensation	(317)	(25)	(658)	(407)
Distributions paid to unitholders	(16,594)	(14,590)	(32,657)	(28,677)
Contribution of cash by TransMontaigne GP	16	—	34	22
Net cash used in financing activities	(21,300)	(5,411)	(48,052)	(24,226)
Increase (decrease) in cash and cash equivalents	(547)	1,324	(533)	1,372
Cash and cash equivalents at beginning of period	937	641	923	593
Cash and cash equivalents at end of period	$390	$1,965	$390	$1,965
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,265	$2,374	$7,631	$4,591
Property, plant and equipment acquired with accounts payable	$6,546	$2,992	$6,546	$2,992

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2018 and December 31, 2017 and our results of operations for the three and six months ended June 30, 2018 and 2017. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 4 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract.  Contract assets are transferred to accounts receivable when the rights become unconditional. At June 30, 2018, we did not have any contract assets related to ASC 606.

Contract liabilities primarily relate to consideration received from customers in advance of completing the performance obligation. A performance obligation is a promise in a contract to transfer goods or services to the customer. We recognize contract liabilities under these arrangements as revenue once all contingencies or potential performance obligations have been satisfied by the (i) performance of services or (ii) expiration of the customer’s rights under the contract. Short-term contract liabilities include customer advances and deposits (see Note 10 of Notes to consolidated financial statements). Long-term contract liabilities include deferred revenue related to ethanol blending fees and other projects (See Note 11 of Notes to consolidated financial statements).

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

Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volumes of throughput of the customer’s product at our facilities, over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” The majority of our firm commitments under our terminaling services agreements are accounted for in accordance with ASC 840, Leases (“ASC 840 revenue”). The remainder is recognized in accordance with ASC 606 (“ASC 606 revenue”) where the minimum payment arrangement in each contract is a single performance obligation that is primarily satisfied over time through the contract term.

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes,  injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue generated by these services is primarily considered optional purchases to acquire additional services or variable consideration that is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. Our ancillary revenue is recognized in accordance with ASC 606.

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. For the six months ended June 30, 2018, pipeline transportation revenue is primarily accounted for in accordance with ASC 840.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We also currently manage and operate for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and receive a management fee. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606.

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

At June 30, 2018 and December 31, 2017, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $50.0 million and $125.0 million, respectively. At June 30, 2018 the remaining derivative instrument expires March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 0.97% and 1.01% for the six months ended June 30, 2018 and the year ended

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

December 31, 2017, respectively, and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to improve financial reporting about leasing transactions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes and controls to support recognition and disclosure under the new standard. As part of our evaluation process we have established an implementation team and are in the process of

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

implementing a third-party supported lease accounting system to facilitate the accounting and financial reporting requirements.

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

 (2) TRANSACTIONS WITH AFFILIATES

Third Amended and Restated Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time.  The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key personnel who perform services for the Partnership, which are typically paid in the Partnership’s units and are subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Partnership’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes, engineering, environmental safety and occupational health (ESOH) and other corporate services, to the extent such services are not outsourced by the Partnership. The administrative fee is recognized as a component of general and administrative expenses and for the three months ended June 30, 2018 and 2017, the administrative fee paid was approximately $2.7 million and $3.2 million, respectively. For both the six months ended June 30, 2018 and 2017, the administrative fee paid by the Partnership was approximately $6.1 million.

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

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively and approximately $2.8 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2019 and June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ and 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively and approximately $1.2 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.1 million and $nil for the three months ended June 30, 2018 and 2017, respectively and approximately $4.3 million and $nil for the six months ended June 30, 2018 and 2017, respectively.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as ASC 606 revenue in accordance with ASC 606 approximate $3.5 million at June 30, 2018. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Trade accounts receivable	$12,458	$11,128
Less allowance for doubtful accounts	(294)	(111)
	$12,164	$11,017

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
NGL Energy Partners LP	23%	27%	23%	26%
RaceTrac Petroleum Inc.	12%	13%	12%	12%
Castleton Commodities International LLC	9%	13%	10%	13%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid insurance	$2,761	$4,151
Amounts due from insurance companies	1,755	1,981
Additive detergent	1,216	1,715
Unrealized gain on derivative instrument	449	—
Deposits and other assets	1,797	12,807
	$7,978	$20,654

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At June 30, 2018 and December 31, 2017, we have recognized amounts due from insurance companies of approximately $1.8 million and $2.0 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2018, we received reimbursements from insurance companies of approximately $0.2 million.

Deposits and other assets.  At December 31, 2017,  deposits and other assets includes a deposit of approximately $10.2 million paid during the fourth quarter 2017 related to expansion opportunities that closed in the first quarter of 2018 (See Note 3 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Land	$83,451	$83,310
Terminals, pipelines and equipment	912,245	885,429
Furniture, fixtures and equipment	4,860	4,430
Construction in progress	19,481	21,575
	1,020,037	994,744
Less accumulated depreciation	(363,276)	(339,691)
	$656,761	$655,053

(7) GOODWILL

Goodwill is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At June 30, 2018 and December 31, 2017, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the six months ended June 30, 2018 or during the year ended December 31, 2017 for these reporting units. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2018 and December 31, 2017, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
BOSTCO	42.5%	42.5%	$207,627	$209,373
Frontera	50%	50%	24,140	23,808
Total investments in unconsolidated affiliates			$231,767	$233,181

At June 30, 2018 and December 31, 2017,  our investment in BOSTCO includes approximately $6.9 million and $7.0 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
BOSTCO	$1,848	$1,275	$3,839	$2,981
Frontera	596	845	1,494	1,699
Total earnings from investments in unconsolidated affiliates	$2,444	$2,120	$5,333	$4,680

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
BOSTCO	$—	$145	$—	$145
Frontera	114	—	1,264	2,000
Additional capital investments in unconsolidated affiliates	$114	$145	$1,264	$2,145

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
BOSTCO	$3,491	$3,319	$5,585	$6,398
Frontera	1,330	1,227	2,426	2,497
Cash distributions received from unconsolidated affiliates	$4,821	$4,546	$8,011	$8,895

The summarized financial information of our unconsolidated affiliates is as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Current assets	$20,794	$24,976	$5,720	$5,649
Long-term assets	460,308	469,348	44,613	44,292
Current liabilities	(7,590)	(17,550)	(1,922)	(2,147)
Long-term liabilities	(1,314)	—	(131)	(178)
Net assets	$472,198	$476,774	$48,280	$47,616

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$16,908	$17,028	$6,009	$5,198
Expenses	(11,515)	(13,628)	(4,817)	(3,508)
Net earnings	$5,393	$3,400	$1,192	$1,690

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$33,735	$33,658	$11,921	$10,591
Expenses	(24,064)	(25,866)	(8,933)	(7,193)
Net earnings	$9,671	$7,792	$2,988	$3,398

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Customer relationships, net of accumulated amortization of $3,679 and $2,294, respectively	$45,751	$47,136
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $6,807 and $5,984, respectively	6,364	6,778
Amounts due under long-term terminaling services agreements	439	460
Unrealized gain on derivative instruments	—	576
Deposits and other assets	289	288
	$52,843	$55,238

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

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At June 30, 2018 and December 31, 2017, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.4 million and $0.5 million, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Customer advances and deposits	$8,540	$10,265
Accrued property taxes	4,277	1,381
Accrued environmental obligations	1,836	1,855
Interest payable	7,960	982
Accrued expenses and other	4,063	2,943
	$26,676	$17,426

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2018, approximately $0.4 million of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.5 million. At June 30, 2018 and December 31, 2017, we have billed and collected from certain of our customers approximately $8.5 million and $10.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At both June 30, 2018 and December 31, 2017, we have accrued environmental obligations of approximately $1.8 million and $1.9 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2018, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the six months ended June 30, 2018, we increased

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

our estimate of our future environmental remediation costs by approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Advance payments received under long-term terminaling services agreements	$1,782	$1,599
Deferred revenue—ethanol blending fees and other projects	1,755	2,034
	$3,537	$3,633

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At June 30, 2018 and December 31, 2017, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $1.8 million and $1.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At June 30, 2018 and December 31, 2017, we have unamortized deferred revenue for completed projects of approximately $1.8 million and $2.0 million, respectively. During the six months ended June 30, 2018, we billed customers approximately $0.9 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $1.2 million. During the six months ended June 30, 2017, we recognized revenue for completed projects on a straight-line basis of approximately $0.3 million. At June 30, 2018, approximately $nil of the deferred revenue-ethanol blending fees and other projects balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.2 million.

(12) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Revolving credit facility due in 2022	$286,300	$593,200
6.125% senior notes due in 2026	300,000	—
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $301 and $nil, respectively	(7,777)	—
	$578,523	$593,200

On February 12, 2018, the Partnership and TLP Finance Corp., our wholly owned subsidiary, completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Our senior secured revolving credit facility, or our “revolving credit facility”, provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022. We were in compliance with all financial covenants as of and during the six months ended June 30, 2018 and the year ended December 31, 2017.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the six months ended June 30, 2018 and 2017, the weighted average interest rate on borrowings under our revolving credit facility was approximately 4.7% and 3.4%, respectively. At June 30, 2018 and December 31, 2017, our outstanding borrowings under our revolving credit facility were $286.3 million and $593.2 million, respectively. At both June 30, 2018 and December 31, 2017 our outstanding letters of credit were $0.4 million.

We have an effective universal shelf‑registration statement and prospectus on Form S‑3 with the Securities and Exchange Commission (“SEC”) that expires in September 2019. In February 2018, we and TLP Finance Corp., our 100% owned subsidiary, used the shelf registration statement to issue senior notes that were guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. In the future, we may issue additional debt or equity securities pursuant to that registration statement. TransMontaigne Partners L.P. has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners L.P. through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. Each of TransMontaigne Operating Company L.P.s’ and our other 100% owned domestic subsidiaries (other than TLP Finance Corp., whose sole purpose is to act as co‑issuer of any debt securities) may guarantee any future debt securities we issue. We expect that any guarantees associated with future debt securities will be full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the indenture. There are no significant restrictions on the ability of TransMontaigne Partners L.P. or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of TransMontaigne Partners L.P. or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2017	16,177,353	330,150
Issuance of common units pursuant to our savings and retention program	44,798	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	905
Units outstanding at June 30, 2018	16,222,151	331,055

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

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly, there are no long-term incentive plan grants outstanding as of June 30, 2018.

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

For awards to the independent directors of our general partner, equity-based compensation of approximately $140,000 is included in equity-based compensation expense for both the six months ended June 30, 2018 and 2017.

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

Under the omnibus agreement we have agreed to reimburse the owner of TransMontaigne GP for bonus awards made to key employees under the savings and retention program, provided the compensation committee and the conflicts committee of our general partner approve the annual awards granted under the program (see Note 2 of Notes to consolidated financial statements). We have the option to provide the reimbursement in either a cash payment or the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

delivery of our common units to the savings and retention program or alternatively directly to the award recipients, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. Our reimbursement for the bonus awards is reduced for forfeitures and is increased for the value of quarterly distributions accrued under the distribution equivalent rights. We have the intent and ability to settle our reimbursement for the bonus awards in our common units, and accordingly, we account for the bonus awards as an equity award.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of June 30, 2018, there was approximately $1.9 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be recognized over the remaining weighted average period of 1.73 years.

For bonus awards to employees of TLP Management Services, approximately $2.3 million and $2.0 million is included in equity-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

Activity related to our equity-based awards granted under the savings and retention program for services performed under the omnibus agreement for the six months ended June 30, 2018 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2017	91,877	$38.91	54,244	$38.81
Issuance of units	(44,798)	$37.75	—	$—
Units withheld for settlement of withholding taxes	(16,822)	$37.59	—	$—
Unit accrual for distributions paid	3,371	$37.53	2,447	$37.56
Vesting of units	18,970	$36.61	(18,970)	$36.61
Grant of units	46,362	$35.23	33,097	$35.23
Forfeiture of units	—	$—	(809)	$35.23
Restricted phantom units outstanding at June 30, 2018	98,960	$38.52	70,009	$38.22
Vested and expected to vest at June 30, 2018	168,969	$38.40

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$9,460	$14,478	$21,634	$27,432
Less:
Distributions payable on behalf of incentive distribution rights	(3,758)	(2,873)	(7,353)	(5,509)
Distributions payable on behalf of general partner interest	(263)	(244)	(522)	(483)
Earnings allocable to general partner interest less than distributions payable to general partner interest	149	12	237	44
Earnings allocable to general partner interest including incentive distribution rights	(3,872)	(3,105)	(7,638)	(5,948)
Net earnings allocable to limited partners per the consolidated statements of operations	$5,588	$11,373	$13,996	$21,484
Basic weighted average units	16,327	16,260	16,310	16,253
Diluted weighted average units	16,356	16,279	16,345	16,271
Net earnings per limited partner unit—basic	$0.34	$0.70	$0.86	$1.32
Net earnings per limited partner unit—diluted	$0.34	$0.70	$0.86	$1.32

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740
July 1, 2017 through September 30, 2017	$0.755
October 1, 2017 through December 31, 2017	$0.770
January 1, 2018 through March 31, 2018	$0.785
April 1, 2018 through June 30, 2018	$0.795

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At June 30, 2018, we have contractual commitments of approximately $38.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

Operating leases.  We lease property and equipment under non‑cancelable operating leases. At June 30, 2018, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2018 (remainder of the year)	$1,534
2019	3,409
2020	2,047
2021	1,929
2022	978
Thereafter	4,276
$14,173

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements or have reimbursement agreements with affiliates, for which we expect to receive minimum rentals of approximately $7.8 million in future periods.

Rental expense under operating leases was approximately $0.5 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2018 and December 31, 2017.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The carrying value of our publicly traded senior notes approximates fair value as of June 30, 2018 and December 31, 2017. The fair value of our publicly traded senior notes is based on the prices of those senior notes at June 30, 2018 and December 31, 2017. The fair value is categorized in Level 2 of the fair value hierarchy.

(18) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling service agreements contain firm commitments for minimum revenue streams and are accounted for in accordance with ASC 840, Leases (“ASC 840 revenue”). The remainder is recognized in accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606 revenue”).

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2018	2018
Terminaling services fees:
Firm commitments (ASC 840 revenue)	$39,149	$77,855
Firm commitments (ASC 606 revenue)	3,549	6,976
Total firm commitments revenue	42,698	84,831
Ancillary revenue (ASC 606 revenue)	9,680	20,738
Total terminaling services fees	52,378	105,569
Pipeline transportation fees (ASC 840 revenue)	794	1,663
Management fees (ASC 606 revenue)	2,172	4,556
Total revenue	$55,344	$111,788

The following table includes our estimated revenue associated with our firm commitments under our terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to the future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Remainder of 2018	$2,060	$—	$—	$578	$—	$3,040	$5,678
2019	721	—	—	1,039	—	1,594	3,354
2020	—	—	—	1,039	—	125	1,164
2021	—	—	—	519	—	—	519
Thereafter	—	—	—	—	—	—	—
Total estimated ASC 606 revenue	$2,781	$—	$—	$3,175	$—	$4,759	$10,715

Our ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2018 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 840 in the amount of $77.3 million for the remainder of 2018, $124.2 million for 2019, $103.3 million for 2020, $78.5 million for 2021 and $59.9 million thereafter.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Gulf Coast Terminals:
Terminaling services fees	$16,465	$15,533	$32,638	$31,540
Management fees	86	263	183	546
Revenue	16,551	15,796	32,821	32,086
Direct operating costs and expenses	(5,413)	(5,426)	(11,245)	(10,980)
Net margins	11,138	10,370	21,576	21,106
Midwest Terminals and Pipeline System:
Terminaling services fees	2,405	2,465	4,824	4,868
Pipeline transportation fees	433	433	866	866
Revenue	2,838	2,898	5,690	5,734
Direct operating costs and expenses	(743)	(693)	(1,455)	(1,405)
Net margins	2,095	2,205	4,235	4,329
Brownsville Terminals:
Terminaling services fees	1,977	2,505	4,043	4,972
Pipeline transportation fees	361	1,363	797	2,646
Management fees	1,892	1,614	3,996	3,538
Revenue	4,230	5,482	8,836	11,156
Direct operating costs and expenses	(2,135)	(2,582)	(4,176)	(5,454)
Net margins	2,095	2,900	4,660	5,702
River Terminals:
Terminaling services fees	2,589	2,740	5,343	5,410
Revenue	2,589	2,740	5,343	5,410
Direct operating costs and expenses	(1,805)	(1,535)	(3,641)	(3,185)
Net margins	784	1,205	1,702	2,225
Southeast Terminals:
Terminaling services fees	19,510	18,263	39,749	35,460
Management fees	194	185	377	368
Revenue	19,704	18,448	40,126	35,828
Direct operating costs and expenses	(5,714)	(5,748)	(12,333)	(11,471)
Net margins	13,990	12,700	27,793	24,357
West Coast Terminals:
Terminaling services fees	9,432	—	18,972	—
Revenue	9,432	—	18,972	—
Direct operating costs and expenses	(3,465)	—	(6,570)	—
Net margins	5,967	—	12,402	—
Total net margins	36,069	29,380	72,368	57,719
General and administrative expenses	(4,619)	(4,080)	(9,600)	(8,051)
Insurance expenses	(1,271)	(1,002)	(2,517)	(2,008)
Equity-based compensation expense	(441)	(352)	(2,458)	(2,169)
Depreciation and amortization	(13,160)	(8,792)	(24,968)	(17,497)
Earnings from unconsolidated affiliates	2,444	2,120	5,333	4,680
Operating income	19,022	17,274	38,158	32,674
Other expenses	(9,562)	(2,796)	(16,524)	(5,242)
Net earnings	$9,460	$14,478	$21,634	$27,432

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$14,480	$2,838	$2,336	$2,589	$19,704	$9,432	$51,379
Frontera	—	—	1,894	—	—	—	1,894
Associated Asphalt, LLC	2,071	—	—	—	—	—	2,071
Revenue	$16,551	$2,838	$4,230	$2,589	$19,704	$9,432	$55,344
Capital expenditures	$1,814	$35	$2,024	$345	$9,152	$2,082	$15,452
Identifiable assets	$122,011	$20,488	$42,507	$48,710	$221,539	$274,479	$729,734
Cash and cash equivalents							390
Investments in unconsolidated affiliates							231,767
Deferred issuance costs							6,364
Other							6,567
Total assets							$974,822

	Three months ended June 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$15,796	$2,898	$3,968	$2,740	$18,448	$—	$43,850
Frontera	—	—	1,514	—	—	—	1,514
Revenue	$15,796	$2,898	$5,482	$2,740	$18,448	$—	$45,364
Capital expenditures	$1,059	$45	$228	$652	$17,161	$—	$19,145

	Six months ended June 30, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$28,538	$5,690	$4,824	$5,343	$40,126	$18,972	$103,493
Frontera	—	—	4,012	—	—	—	4,012
Associated Asphalt, LLC	4,283	—	—	—	—	—	4,283
Revenue	$32,821	$5,690	$8,836	$5,343	$40,126	$18,972	$111,788
Capital expenditures	$3,180	$336	$2,467	$892	$12,435	$2,645	$21,955

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

	Six months ended June 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$32,086	$5,734	$7,872	$5,410	$35,828	$—	$86,930
Frontera	—	—	3,284	—	—	—	3,284
Revenue	$32,086	$5,734	$11,156	$5,410	$35,828	$—	$90,214
Capital expenditures	$2,586	$267	$372	$1,046	$24,374	$—	$28,645

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

r

(20) SUBSEQUENT EVENTS

ArcLight buyout offer.    On July 9, 2018 the board of directors of TransMontaigne GP L.L.C. received a non-binding proposal from affiliates of ArcLight, directed to the conflicts committee of our general partner, pursuant to which ArcLight would acquire through a subsidiary all common units of the Partnership that ArcLight and its affiliates do not already own in exchange for $38.00 per common unit. If approved, the transaction would be effected through a merger of the Partnership with a subsidiary of ArcLight.

The transaction, as proposed, is subject to a number of contingencies, including ArcLight’s completion of due diligence, the approval of the conflicts committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize.

Quarterly distribution.  On July 17, 2018, we announced a distribution of $0.795 per unit for the period from April 1, 2018 through June 30, 2018. This distribution was paid on August 8, 2018 to unitholders of record on July 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

ArcLight buyout offer.    On July 9, 2018 the board of directors of TransMontaigne GP L.L.C. received a non-binding proposal from affiliates of ArcLight, directed to the conflicts committee of our general partner, pursuant to which ArcLight would acquire through a subsidiary all common units of the Partnership that ArcLight and its affiliates do not already own in exchange for $38.00 per common unit. If approved, the transaction would be effected through a merger of the Partnership with a subsidiary of ArcLight.

The transaction, as proposed, is subject to a number of contingencies, including ArcLight’s completion of due diligence, the approval of the conflicts committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize.

Eleventh consecutive increase in quarterly distribution. On July 17, 2018, we announced a quarterly distribution of $0.795 per unit for the three months ended June 30, 2018. This $0.01 increase over the previous quarter reflects the eleventh consecutive increase in our distribution and represents annual growth of 7.4% over the second quarter of last year. This distribution was paid on August 8, 2018 to unitholders of record on July 31, 2018.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2018 AND 2017

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2018	2017
Terminaling services fees	$52,378	$41,506
Pipeline transportation fees	794	1,796
Management fees	2,172	2,062
Revenue	$55,344	$45,364

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

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2018	2017
Gulf Coast terminals	$16,551	$15,796
Midwest terminals and pipeline system	2,838	2,898
Brownsville terminals	4,230	5,482
River terminals	2,589	2,740
Southeast terminals	19,704	18,448
West Coast terminals	9,432	—
Revenue	$55,344	$45,364

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2018	2017
Gulf Coast terminals	$16,465	$15,533
Midwest terminals and pipeline system	2,405	2,465
Brownsville terminals	1,977	2,505
River terminals	2,589	2,740
Southeast terminals	19,510	18,263
West Coast terminals	9,432	—
Terminaling services fees	$52,378	$41,506

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $1.0 million resulting from placing into service approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in terminaling services fees at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the three months ended June 30, 2018 and 2017 are fees charged to affiliates of approximately $2.7 million and $0.4 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2018	2017
Firm commitments	$42,698	$33,669
Ancillary	9,680	7,837
Terminaling services fees	$52,378	$41,506

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2018 are as follows (in thousands):

Less than 1 year remaining	$11,206	26%
1 year or more, but less than 3 years remaining	11,563	27%
3 years or more, but less than 5 years remaining	17,857	42%
5 years or more remaining	2,072	5%
Total firm commitments for the three months ended June 30, 2018	$42,698

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2018	2017
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	433	433
Brownsville terminals	361	1,363
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$794	$1,796

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

Management Fees by Business Segment

	Three months ended June 30,
	2018	2017
Gulf Coast terminals	$86	$263
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,892	1,614
River terminals	—	—
Southeast terminals	194	185
West Coast terminals	—	—
Management fees	$2,172	$2,062

Included in management fees for the three months ended June 30, 2018 and 2017 are fees charged to affiliates of approximately $1.3 million and $1.1 million, respectively.

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

Direct Operating Costs and Expenses

	Three months ended June 30,
	2018	2017
Wages and employee benefits	$7,444	$6,171
Utilities and communication charges	2,123	2,102
Repairs and maintenance	2,205	2,415
Office, rentals and property taxes	3,010	2,559
Vehicles and fuel costs	195	138
Environmental compliance costs	923	730
Other	3,375	1,869
Direct operating costs and expenses	$19,275	$15,984

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2018	2017
Gulf Coast terminals	$5,413	$5,426
Midwest terminals and pipeline system	743	693
Brownsville terminals	2,135	2,582
River terminals	1,805	1,535
Southeast terminals	5,714	5,748
West Coast terminals	3,465	—
Direct operating costs and expenses	$19,275	$15,984

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

General and administrative expenses include fees paid to the owner of TransMontaigne GP under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses were approximately $4.6 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses is primarily attributable to the previously announced increases in the omnibus fee beginning as of May 13, 2018  and May 3, 2017.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended June 30, 2018 and 2017, the expense associated with insurance was approximately $1.3 million and $1.0 million, respectively.

Equity-based compensation expense includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and grants to the independent directors of our general partner under our long-term incentive plan. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $0.4 million for both the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018 and 2017, depreciation and amortization expense was approximately $13.2 million and $8.8 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the West Coast terminals acquisition on December 15, 2017 and placing into service new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

For the three months ended June 30, 2018 and 2017, interest expense was approximately $8.3 million and $2.5 million, respectively. The increase in interest expense is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the issuance of senior notes and increases in LIBOR rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2018	2017
BOSTCO	$1,848	$1,275
Frontera	596	845
Total earnings from investments in unconsolidated affiliates	$2,444	$2,120

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2018	2017
BOSTCO	$—	$145
Frontera	114	—
Additional capital investments in unconsolidated affiliates	$114	$145

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended June 30,
	2018	2017
BOSTCO	$3,491	$3,319
Frontera	1,330	1,227
Cash distributions received from unconsolidated affiliates	$4,821	$4,546

For the three months ended June 30, 2018, approximately $0.9 million of the cash distributions received relates to a return of prior year working capital contributions made to BOSTCO.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2018	2017
Terminaling services fees	$105,569	$82,250
Pipeline transportation fees	1,663	3,512
Management fees	4,556	4,452
Revenue	$111,788	$90,214

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

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2018	2017
Gulf Coast terminals	$32,821	$32,086
Midwest terminals and pipeline system	5,690	5,734
Brownsville terminals	8,836	11,156
River terminals	5,343	5,410
Southeast terminals	40,126	35,828
West Coast terminals	18,972	—
Revenue	$111,788	$90,214

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2018	2017
Gulf Coast terminals	$32,638	$31,540
Midwest terminals and pipeline system	4,824	4,868
Brownsville terminals	4,043	4,972
River terminals	5,343	5,410
Southeast terminals	39,749	35,460
West Coast terminals	18,972	—
Terminaling services fees	$105,569	$82,250

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $3.0 million resulting from placing into service approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in terminaling services fees at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the six months ended June 30, 2018 and 2017 are fees charged to affiliates of approximately $5.5 million and $0.8 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2018	2017
Firm commitments	$84,831	$65,733
Ancillary	20,738	16,517
Terminaling services fees	$105,569	$82,250

The remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2018 are as follows (in thousands):

Less than 1 year remaining	$22,074	26%
1 year or more, but less than 3 years remaining	23,106	27%
3 years or more, but less than 5 years remaining	35,470	42%
5 years or more remaining	4,181	5%
Total firm commitments for the six months ended June 30, 2018	$84,831

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2018	2017
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	866	866
Brownsville terminals	797	2,646
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$1,663	$3,512

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

Management Fees by Business Segment

	Six months ended June 30,
	2018	2017
Gulf Coast terminals	$183	$546
Midwest terminals and pipeline system	—	—
Brownsville terminals	3,996	3,538
River terminals	—	—
Southeast terminals	377	368
West Coast terminals	—	—
Management fees	$4,556	$4,452

Included in management fees for the six months ended June 30, 2018 and 2017 are fees charged to affiliates of approximately $2.8 million and $2.5 million, respectively.

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

Direct Operating Costs and Expenses

	Six months ended June 30,
	2018	2017
Wages and employee benefits	$15,222	$12,270
Utilities and communication charges	4,548	4,229
Repairs and maintenance	6,751	5,582
Office, rentals and property taxes	5,972	5,109
Vehicles and fuel costs	384	333
Environmental compliance costs	1,710	1,243
Other	4,833	3,729
Direct operating costs and expenses	$39,420	$32,495

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2018	2017
Gulf Coast terminals	$11,245	$10,980
Midwest terminals and pipeline system	1,455	1,405
Brownsville terminals	4,176	5,454
River terminals	3,641	3,185
Southeast terminals	12,333	11,471
West Coast terminals	6,570	—
Direct operating costs and expenses	$39,420	$32,495

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

General and administrative expenses include fees paid to the owner of TransMontaigne GP under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, health, safety and environmental, information technology, human resources, credit, payroll, taxes, engineering and other corporate services. General and administrative expenses also include direct general and administrative expenses for third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses were approximately $9.6 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses is primarily attributable to the previously announced increases in the omnibus fee beginning as of May 13, 2018 and May 3, 2017.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2018 and 2017, the expense associated with insurance was approximately $2.5 million and $2.0 million, respectively.

Equity-based compensation expense includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and grants to the independent directors of our general partner under our long-term incentive plan. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $2.5 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 and 2017, depreciation and amortization expense was approximately $25.0 million and $17.5 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the West Coast terminals acquisition on December 15, 2017 and placing into service new tank capacity at our Collins, Mississippi bulk storage terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

For the six months ended June 30, 2018 and 2017, interest expense was approximately $14.7 million and $4.7 million, respectively. The increase in interest expense is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the issuance of senior notes and increases in LIBOR rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2018	2017
BOSTCO	$3,839	$2,981
Frontera	1,494	1,699
Total earnings from investments in unconsolidated affiliates	$5,333	$4,680

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2018	2017
BOSTCO	$—	$145
Frontera	1,264	2,000
Additional capital investments in unconsolidated affiliates	$1,264	$2,145

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Six months ended June 30,
	2018	2017
BOSTCO	$5,585	$6,398
Frontera	2,426	2,497
Cash distributions received from unconsolidated affiliates	$8,011	$8,895

For the six months ended June 30, 2018, approximately $0.9 million of the cash distributions received relates to a return of prior year working capital contributions made to BOSTCO.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$59,863	$56,388
Net cash used in investing activities	$(12,344)	$(30,790)
Net cash used in financing activities	$(48,052)	$(24,226)

The increase in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to the timing of construction spend and the receipt of approximately $10.0 million from the sale of assets in February 2018.

Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the second quarter of 2019. At June 30, 2018, the remaining expenditures to complete the approved projects are estimated to be approximately $100 million, assuming our Frontera joint venture does not exercise its rights of first refusal related to our Brownsville terminaling expansion efforts. These expenditures primarily relate to the construction costs associated with the approximately 870,000 barrels of new storage capacity and our share of improvements to the pipeline connections at our Collins bulk storage terminal and the expansion of the Brownsville terminal.

The increase in net cash used in financing activities includes a decrease of $17.1 million in net debt borrowings primarily related to the timing of construction spend and the receipt of approximately $10.0 million from the sale of assets in February 2018 and an increase of $4.0 million in distributions paid as a result of increasing our quarterly distributions. Net proceeds of the senior notes were primarily used to repay indebtedness under our revolving credit facility.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2018, our outstanding borrowings under our revolving credit facility were $286.3 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Senior notes.  On February 12, 2018, the Partnership and our wholly owned subsidiary, TLP Finance Corp., completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds were used to repay indebtedness under our revolving credit facility.

The senior notes will mature on February 15, 2026.  Interest on the senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our 100% owned domestic subsidiaries in each case that guarantee obligations under our revolving credit facility.  The senior notes and the associated guarantees rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to all of the Partnership’s future subordinated indebtedness.  The senior notes and the guarantees are effectively subordinated in right of payment to all of the Partnership’s existing and future secured debt, including debt under our revolving credit facility, to the extent of the value of the assets securing such debt, and are structurally subordinated to all liabilities of our subsidiaries (other than TLP Finance Corp.) that do not guarantee the senior notes.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2018, we are party to an interest rate swap agreement with a notional amount of $50.0 million that expires March 11, 2019. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 0.97% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. At June 30, 2018, we had outstanding borrowings of $286.3 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2018, the terms of our interest rate swap agreement and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 9, 2018	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer