Form 10-Q
period 2018-09-30
TransMontaigne Partners L.P.
filed 2018-11-08
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

(303) 626‑8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of October 31, 2018, there were 16,229,123 units of the registrant’s Common Limited Partner Units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners L.P. as of and for the three and nine months ended September 30, 2018 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2017, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2018 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners L.P. is a holding company with the following 100% owned operating subsidiaries during the three months ended September 30, 2018:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements (other than operating leases) or special‑purpose entities.

TransMontaigne Partners L.P. and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,246	$923
Trade accounts receivable, net	12,447	11,017
Due from affiliates	1,367	1,509
Other current assets	7,863	20,654
Total current assets	23,923	34,103
Property, plant and equipment, net	662,819	655,053
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	228,622	233,181
Other assets, net	51,795	55,238
	$976,587	$987,003
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$14,341	$8,527
Accrued liabilities	25,600	17,426
Total current liabilities	39,941	25,953
Other liabilities	3,741	3,633
Long-term debt	583,420	593,200
Total liabilities	627,102	622,786
Commitments and contingencies (Note 16)
Partners’ equity:
Common unitholders (16,222,151 units issued and outstanding at September 30, 2018 and 16,177,353 units issued and outstanding at December 31, 2017)	295,795	310,769
General partner interest (2% interest with 331,055 equivalent units outstanding at September 30, 2018 and 330,150 equivalent units outstanding at December 31, 2017)	53,690	53,448
Total partners’ equity	349,485	364,217
	$976,587	$987,003

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
External customers	$53,006	$43,512	$156,499	$130,442
Affiliates	4,144	1,937	12,439	5,221
Total revenue	57,150	45,449	168,938	135,663
Operating costs and expenses:
Direct operating costs and expenses	(19,910)	(17,719)	(59,330)	(50,214)
General and administrative expenses	(4,957)	(5,247)	(14,557)	(13,298)
Insurance expenses	(1,227)	(999)	(3,744)	(3,007)
Equity-based compensation expense	(483)	(544)	(2,941)	(2,713)
Depreciation and amortization	(12,310)	(8,882)	(37,278)	(26,379)
Total operating costs and expenses	(38,887)	(33,391)	(117,850)	(95,611)
Earnings from unconsolidated affiliates	1,862	1,884	7,195	6,564
Operating income	20,125	13,942	58,283	46,616
Other expenses:
Interest expense	(8,608)	(2,656)	(23,342)	(7,333)
Amortization of deferred issuance costs	(622)	(320)	(2,412)	(885)
Total other expenses	(9,230)	(2,976)	(25,754)	(8,218)
Net earnings	10,895	10,966	32,529	38,398
Less—earnings allocable to general partner interest including incentive distribution rights	(4,058)	(3,270)	(11,696)	(9,218)
Net earnings allocable to limited partners	$6,837	$7,696	$20,833	$29,180
Net earnings per limited partner unit—basic	$0.42	$0.47	$1.28	$1.79
Net earnings per limited partner unit—diluted	$0.42	$0.47	$1.27	$1.79

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of partners’ equity (unaudited)

Year ended December 31, 2017 and nine months ended September 30, 2018

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2016	$320,042	$52,692	$372,734
Distributions to unitholders	(47,349)	(11,985)	(59,334)
Equity-based compensation	2,729	—	2,729
Issuance of 6,498 common units pursuant to our long-term incentive plan	270	—	270
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(711)	—	(711)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	36	36
Net earnings for year ended December 31, 2017	35,788	12,705	48,493
Balance December 31, 2017	310,769	53,448	364,217
Distributions to unitholders	(38,090)	(11,488)	(49,578)
Equity-based compensation	2,941	—	2,941
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	34	34
Net earnings for the nine months ended September 30, 2018	20,833	11,696	32,529
Balance September 30, 2018	$295,795	$53,690	$349,485

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners L.P. and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net earnings	$10,895	$10,966	$32,529	$38,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,310	8,882	37,278	26,379
Earnings from unconsolidated affiliates	(1,862)	(1,884)	(7,195)	(6,564)
Distributions from unconsolidated affiliates	5,007	4,201	12,168	13,096
Equity-based compensation expense	483	544	2,941	2,713
Amortization of deferred issuance costs	622	320	2,412	885
Amortization of deferred revenue	(119)	(170)	(455)	(211)
Unrealized (gain) loss on derivative instruments	144	65	271	(155)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(128)	(1,020)	(1,218)	(879)
Due from affiliates	2,124	(49)	142	(805)
Other current assets	1,265	1,146	3,086	3,905
Amounts due under long-term terminaling services agreements, net	171	772	375	447
Deposits	—	(4)	—	50
Trade accounts payable	766	2,095	(43)	2,526
Accrued liabilities	(1,076)	1,537	8,174	4,004
Net cash provided by operating activities	30,602	27,401	90,465	83,789
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	(1,264)	(2,145)
Return of investment in unconsolidated affiliates	—	—	850	—
Capital expenditures	(16,525)	(8,682)	(38,480)	(37,327)
Proceeds from sale of assets	—	—	10,025	—
Net cash used in investing activities	(16,525)	(8,682)	(28,869)	(39,472)
Cash flows from financing activities:
Proceeds from senior notes	—	—	300,000	—
Borrowings under revolving credit facility	37,300	14,600	122,800	101,700
Repayments under revolving credit facility	(32,600)	(14,600)	(425,000)	(91,500)
Deferred issuance costs	—	(457)	(7,871)	(5,821)
Settlement of tax withholdings on equity-based compensation	—	(304)	(658)	(711)
Distributions paid to unitholders	(16,921)	(15,078)	(49,578)	(43,755)
Contribution of cash by TransMontaigne GP	—	8	34	30
Net cash used in financing activities	(12,221)	(15,831)	(60,273)	(40,057)
Increase in cash and cash equivalents	1,856	2,888	1,323	4,260
Cash and cash equivalents at beginning of period	390	1,965	923	593
Cash and cash equivalents at end of period	$2,246	$4,853	$2,246	$4,853
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,159	$2,688	$20,790	$7,279
Property, plant and equipment acquired with accounts payable	$9,064	$3,733	$9,064	$3,733

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners L.P. and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2018 and December 31, 2017 and our results of operations for the three and nine months ended September 30, 2018 and 2017. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 4 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At September 30, 2018, we did not have any contract assets related to ASC 606.

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

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. For the nine months ended September 30, 2018, pipeline transportation revenue is primarily accounted for in accordance with ASC 840.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and received a management fee for our services through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606.

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

In connection with our previous acquisitions of certain terminals from TransMontaigne LLC, a wholly owned subsidiary of NGL Energy Partners LP and the previous owner of our general partner, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals. Pursuant to the acquisition agreements for each of the Florida (except Pensacola) and Midwest terminals, the Southeast terminals, the Brownsville and River terminals, and the Pensacola, Florida Terminal, TransMontaigne LLC is obligated to indemnify us against environmental claims, losses and expenses that were associated with the ownership or operation of the terminals prior to the purchase by the Partnership. In each acquisition agreement, TransMontaigne LLC’s maximum indemnification liability is subject to a specified time period for indemnification, cap on indemnification and satisfaction of a deductible amount before indemnification, in each case subject to certain exceptions, limitations and conditions specified therein. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after certain specified dates.

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

At September 30, 2018 and December 31, 2017, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $50.0 million and $125.0 million, respectively. At September 30, 2018 the remaining derivative instrument expires March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 0.97% and 1.01% for the nine months ended September 30, 2018 and the

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

year ended December 31, 2017, respectively, and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(n) Recent accounting pronouncements

Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this ASU did not have a material impact on our unaudited consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to improve financial reporting about leasing transactions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We are currently evaluating the potential impact that the adoption will have on our disclosures and financial statements. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes and controls to support recognition and disclosure under the new standard. As part of our evaluation process we established an implementation team and licensed a third-party

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

supported lease accounting system to facilitate the accounting and financial reporting requirements. The implementation team is currently using the lease accounting system to input and review individual leases.

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

(2) TRANSACTIONS WITH AFFILIATES

Third Amended and Restated Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time.  The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key employees of TLP Management Services who perform services for the Partnership, which are typically paid in the Partnership’s units and are subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Partnership’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services, to the extent such services are not outsourced by the Partnership. The administrative fee is recognized as a component of general and administrative expenses and for the three months ended September 30, 2018 and 2017, the administrative fee paid was approximately $2.1 million and $3.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the administrative fee paid by the Partnership was approximately $8.2 million and $9.4 million, respectively.

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

To effectuate this $3.6 million annual increase in the aggregate fees payable to the owner of the general partner, on May 7, 2018 the Partnership, with the concurrence of the conflicts committee of our general partner, entered into the Third Amended and Restated Omnibus Agreement by and among the Partnership, our general partner, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., Gulf TLP Holdings, LLC, and TLP Management Services LLC. The effect of the change to the omnibus agreement is to allow the Partnership to assume the costs and expenses of employees of TLP Management Services performing engineering and environmental safety and occupational health (ESOH) services for and on behalf of the Partnership and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under generally accepted accounting principles.

Prior to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the employees of TLP Management Services performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the Third Amended and Restated Omnibus Agreement, the annual administrative fee will be approximately $8.4 million and the Partnership will bear the approximately $8.9 million costs and expenses of the employees of TLP Management Services performing engineering and ESOH services for and on behalf of the Partnership.

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

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture, or (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively and approximately $4.2 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2019 and June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ and 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively and approximately $1.9 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.1 million and $nil for the three months ended September 30, 2018 and 2017, respectively and approximately $6.3 million and $nil for the nine months ended September 30, 2018 and 2017, respectively.

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

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as ASC 606 revenue in accordance with ASC 606 approximate $3.6 million at September 30, 2018. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Trade accounts receivable	$12,556	$11,128
Less allowance for doubtful accounts	(109)	(111)
	$12,447	$11,017

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
NGL Energy Partners LP	23%	27%	23%	26%
RaceTrac Petroleum Inc.	11%	13%	12%	13%
Castleton Commodities International LLC	10%	13%	10%	13%

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Amounts due from insurance companies	$3,257	$1,981
Prepaid insurance	1,525	4,151
Additive detergent	1,336	1,715
Unrealized gain on derivative instrument	305	—
Deposits and other assets	1,440	12,807
	$7,863	$20,654

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2018 and December 31, 2017, we have recognized amounts due from insurance companies of approximately $3.3 million and $2.0 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2018, we received reimbursements from insurance companies of approximately $0.3 million. During the nine months ended September 30, 2018, we increased our estimate of probable future insurance recoveries by approximately $1.6 million.

Deposits and other assets.  At December 31, 2017, deposits and other assets includes a deposit of approximately $10.2 million paid during the fourth quarter 2017 related to expansion opportunities that closed in the first quarter of 2018 (See Note 3 of Notes to consolidated financial statements).

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Land	$83,451	$83,310
Terminals, pipelines and equipment	912,878	885,429
Furniture, fixtures and equipment	5,389	4,430
Construction in progress	34,457	21,575
	1,036,175	994,744
Less accumulated depreciation	(373,356)	(339,691)
	$662,819	$655,053

(7) GOODWILL

Goodwill is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At September 30, 2018 and December 31, 2017, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2018 or during the year ended December 31, 2017 for these reporting units. However, a significant decline in the price of our common units with a resulting increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2018 and December 31, 2017, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
BOSTCO	42.5%	42.5%	$204,640	$209,373
Frontera	50%	50%	23,982	23,808
Total investments in unconsolidated affiliates			$228,622	$233,181

At September 30, 2018 and December 31, 2017, our investment in BOSTCO includes approximately $6.9 million and $7.0 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
BOSTCO	$1,028	$923	$4,867	$3,904
Frontera	834	961	2,328	2,660
Total earnings from investments in unconsolidated affiliates	$1,862	$1,884	$7,195	$6,564

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
BOSTCO	$—	$—	$—	$145
Frontera	—	—	1,264	2,000
Additional capital investments in unconsolidated affiliates	$—	$—	$1,264	$2,145

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
BOSTCO	$4,015	$3,074	$9,600	$9,472
Frontera	992	1,127	3,418	3,624
Cash distributions received from unconsolidated affiliates	$5,007	$4,201	$13,018	$13,096

The summarized financial information of our unconsolidated affiliates is as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Current assets	$20,768	$24,976	$5,545	$5,649
Long-term assets	457,972	469,348	44,611	44,292
Current liabilities	(12,143)	(17,550)	(2,085)	(2,147)
Long-term liabilities	(1,314)	—	(107)	(178)
Net assets	$465,283	$476,774	$47,964	$47,616

Statements of operations:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$16,596	$16,066	$6,061	$5,807
Expenses	(13,720)	(13,517)	(4,393)	(3,885)
Net earnings	$2,876	$2,549	$1,668	$1,922

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$50,331	$49,724	$17,982	$16,398
Expenses	(37,784)	(39,383)	(13,326)	(11,078)
Net earnings	$12,547	$10,341	$4,656	$5,320

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Customer relationships, net of accumulated amortization of $4,300 and $2,294, respectively	$45,130	$47,136
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $7,231 and $5,984, respectively	5,939	6,778
Amounts due under long-term terminaling services agreements	436	460
Unrealized gain on derivative instruments	—	576
Deposits and other assets	290	288
	$51,795	$55,238

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

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At September 30, 2018 and December 31, 2017, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.4 million and $0.5 million, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Customer advances and deposits	$9,619	$10,265
Accrued property taxes	6,329	1,381
Accrued environmental obligations	1,724	1,855
Interest payable	3,264	982
Accrued expenses and other	4,664	2,943
	$25,600	$17,426

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2018, approximately $0.4 million of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.5 million. At September 30, 2018 and December 31, 2017, we have billed and collected from certain of our customers approximately $9.6 million and $10.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At September 30, 2018 and December 31, 2017, we have accrued environmental obligations of approximately $1.7 million and $1.9 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2018, we made payments of approximately

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

$0.3 million towards our environmental remediation obligations. During the nine months ended September 30, 2018, we increased our estimate of our future environmental remediation costs by approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Advance payments received under long-term terminaling services agreements	$1,950	$1,599
Deferred revenue—ethanol blending fees and other projects	1,791	2,034
	$3,741	$3,633

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At September 30, 2018 and December 31, 2017, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $2.0 million and $1.6 million, respectively.

Deferred revenue—ethanol blending fees and other projects.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects that primarily pertain to providing ethanol blending functionality at certain of our Southeast terminals. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At September 30, 2018 and December 31, 2017, we have unamortized deferred revenue for completed projects of approximately $1.8 million and $2.0 million, respectively. During the nine months ended September 30, 2018, we billed customers approximately $1.1 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $1.3 million. During the nine months ended September 30, 2017, we recognized revenue for completed projects on a straight-line basis of approximately $0.2 million. At September 30, 2018, approximately $0.2 million of the deferred revenue-ethanol blending fees and other projects balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $1.0 million.

(12) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Revolving credit facility due in 2022	$291,000	$593,200
6.125% senior notes due in 2026	300,000	—
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $499 and $nil, respectively	(7,580)	—
	$583,420	$593,200

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Our senior secured revolving credit facility, or our “revolving credit facility”, provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date in March 2022. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2018 and the year ended December 31, 2017.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the nine months ended September 30, 2018 and 2017, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.0% and 3.4%, respectively. At September 30, 2018 and December 31, 2017, our outstanding borrowings under our revolving credit facility were $291.0 million and $593.2 million, respectively. At both September 30, 2018 and December 31, 2017 our outstanding letters of credit were $0.4 million.

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

(13) PARTNERS’ EQUITY

The number of units outstanding is as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2017	16,177,353	330,150
Issuance of common units pursuant to our savings and retention program	44,798	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	905
Units outstanding at September 30, 2018	16,222,151	331,055

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

The TLP Management Services long‑term incentive plan is administered by the compensation committee of the board of directors of our general partner and is used for grants of common units to the independent directors of our general partner. The grants to the independent directors of our general partner under the TLP Management Services long-term incentive plan are immediately vested and not subject to forfeiture. Accordingly, there are no long-term incentive plan grants outstanding as of September 30, 2018.

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

For awards to the independent directors of our general partner, equity-based compensation of approximately $200,000 is included in equity-based compensation expense for both the nine months ended September 30, 2018 and 2017.

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

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, generally accepted accounting principles require us to classify the savings and retention program awards as a non-employee award and measure the cost of services received in exchange for an award of equity instruments based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested restricted phantom units, is recognized over the period during which services are provided in exchange for the award. As of September 30, 2018, there was approximately $1.7 million of total unrecognized equity-based compensation expense related to unvested restricted phantom units, which is expected to be recognized over the remaining weighted average period of 1.55 years.

For bonus awards to employees of TLP Management Services, approximately $2.7 million and $2.5 million is included in equity-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

Activity related to our equity-based awards granted under the savings and retention program for services performed under the omnibus agreement for the nine months ended September 30, 2018 is as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2017	91,877	$38.91	54,244	$38.81
Issuance of units	(44,798)	$37.75	—	$—
Units withheld for settlement of withholding taxes	(16,822)	$37.59	—	$—
Unit accrual for distributions paid	5,401	$38.01	3,878	$38.02
Vesting of units	19,144	$36.63	(19,144)	$36.63
Grant of units	46,362	$35.23	33,097	$35.23
Forfeiture of units	—	$—	(1,259)	$34.87
Restricted phantom units outstanding at September 30, 2018	101,164	$38.52	70,816	$38.25
Vested and expected to vest at September 30, 2018	171,980	$38.41

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to net earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands, except per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$10,895	$10,966	$32,529	$38,398
Less:
Distributions payable on behalf of incentive distribution rights	(3,917)	(3,113)	(11,270)	(8,622)
Distributions payable on behalf of general partner interest	(267)	(249)	(789)	(732)
Earnings allocable to general partner interest less than distributions payable to general partner interest	126	92	363	136
Earnings allocable to general partner interest including incentive distribution rights	(4,058)	(3,270)	(11,696)	(9,218)
Net earnings allocable to limited partners per the consolidated statements of operations	$6,837	$7,696	$20,833	$29,180
Basic weighted average units	16,322	16,263	16,312	16,257
Diluted weighted average units	16,357	16,286	16,351	16,279
Net earnings per limited partner unit—basic	$0.42	$0.47	$1.28	$1.79
Net earnings per limited partner unit—diluted	$0.42	$0.47	$1.27	$1.79

Pursuant to our partnership agreement we are required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after period end. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740
July 1, 2017 through September 30, 2017	$0.755
October 1, 2017 through December 31, 2017	$0.770
January 1, 2018 through March 31, 2018	$0.785
April 1, 2018 through June 30, 2018	$0.795
July 1, 2018 through September 30, 2018	$0.805

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At September 30, 2018, we have contractual commitments of approximately $50.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid within the next twelve months.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating leases.  We lease property and equipment under non‑cancelable operating leases. At September 30, 2018, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2018 (remainder of the year)	$901
2019	3,456
2020	2,103
2021	1,915
2022	995
Thereafter	4,378
$13,748

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements or have reimbursement agreements with affiliates, for which we expect to receive minimum rentals of approximately $3.4 million in future periods.

Rental expense under operating leases was approximately $0.5 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2018 and December 31, 2017.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The carrying value of our publicly traded senior notes approximates fair value as of September 30, 2018 and December 31, 2017. The fair value of our publicly traded senior notes is based on the prices of those senior notes at September 30, 2018 and December 31, 2017. The fair value is

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

categorized in Level 2 of the fair value hierarchy.

(18) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling services agreements contain minimum payment arrangements, resulting in a fixed amount of revenue recognized, which we refer to as “firm commitments” and are accounted for in accordance with ASC 840, Leases (“ASC 840 revenue”). The remainder is recognized in accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606 revenue”).

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
Terminaling services fees:
Firm commitments (ASC 840 revenue)	$39,753	$117,608
Firm commitments (ASC 606 revenue)	3,467	10,443
Total firm commitments revenue	43,220	128,051
Ancillary revenue (ASC 606 revenue)	11,132	31,870
Total terminaling services fees	54,352	159,921
Pipeline transportation fees (ASC 840 revenue)	774	2,437
Management fees (ASC 606 revenue)	2,024	6,580
Total revenue	$57,150	$168,938

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Remainder of 2018	$1,022	$31	$—	$320	$—	$1,724	$3,097
2019	4,089	122	—	1,099	—	1,642	6,952
2020	1,256	15	—	1,039	—	125	2,435
2021	1,107	—	—	519	—	—	1,626
Thereafter	783	—	—	—	—	—	783
Total estimated future ASC 606 revenue	$8,257	$168	$—	$2,977	$—	$3,491	$14,893

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2018 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 840 in the amount of $38.7 million for the remainder of 2018, $134.6 million for 2019, $111.5 million for 2020, $82.6 million for 2021 and $579.0 million thereafter. We have included in these amounts, revenue accounted for in accordance with ASC 840 related to a terminaling services agreement with a third party at our Southeast terminals that will continue in effect through February 1, 2023, after which it shall automatically continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040. Accordingly, we have included the revenue accounted for in accordance with ASC 840 related to their agreement through July 31, 2040.

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

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Gulf Coast Terminals:
Terminaling services fees	$15,824	$15,076	$48,462	$46,616
Management fees	13	261	196	807
Revenue	15,837	15,337	48,658	47,423
Direct operating costs and expenses	(5,614)	(5,805)	(16,859)	(16,785)
Net margins	10,223	9,532	31,799	30,638
Midwest Terminals and Pipeline System:
Terminaling services fees	2,644	1,882	7,468	6,750
Pipeline transportation fees	453	433	1,319	1,299
Revenue	3,097	2,315	8,787	8,049
Direct operating costs and expenses	(733)	(718)	(2,188)	(2,123)
Net margins	2,364	1,597	6,599	5,926
Brownsville Terminals:
Terminaling services fees	2,100	2,299	6,143	7,271
Pipeline transportation fees	321	658	1,118	3,304
Management fees	1,818	1,934	5,814	5,472
Revenue	4,239	4,891	13,075	16,047
Direct operating costs and expenses	(1,887)	(2,746)	(6,063)	(8,200)
Net margins	2,352	2,145	7,012	7,847
River Terminals:
Terminaling services fees	2,559	2,705	7,902	8,115
Revenue	2,559	2,705	7,902	8,115
Direct operating costs and expenses	(1,568)	(1,710)	(5,209)	(4,895)
Net margins	991	995	2,693	3,220
Southeast Terminals:
Terminaling services fees	21,349	20,018	61,098	55,478
Management fees	193	183	570	551
Revenue	21,542	20,201	61,668	56,029
Direct operating costs and expenses	(6,633)	(6,740)	(18,966)	(18,211)
Net margins	14,909	13,461	42,702	37,818
West Coast Terminals:
Terminaling services fees	9,876	—	28,848	—
Revenue	9,876	—	28,848	—
Direct operating costs and expenses	(3,475)	—	(10,045)	—
Net margins	6,401	—	18,803	—
Total net margins	37,240	27,730	109,608	85,449
General and administrative expenses	(4,957)	(5,247)	(14,557)	(13,298)
Insurance expenses	(1,227)	(999)	(3,744)	(3,007)
Equity-based compensation expense	(483)	(544)	(2,941)	(2,713)
Depreciation and amortization	(12,310)	(8,882)	(37,278)	(26,379)
Earnings from unconsolidated affiliates	1,862	1,884	7,195	6,564
Operating income	20,125	13,942	58,283	46,616
Other expenses	(9,230)	(2,976)	(25,754)	(8,218)
Net earnings	$10,895	$10,966	$32,529	$38,398

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,774	$3,097	$2,158	$2,559	$21,542	$9,876	$53,006
Frontera	—	—	2,081	—	—	—	2,081
Associated Asphalt, LLC	2,063	—	—	—	—	—	2,063
Revenue	$15,837	$3,097	$4,239	$2,559	$21,542	$9,876	$57,150
Capital expenditures	$940	$2	$3,859	$441	$8,693	$2,590	$16,525
Identifiable assets	$121,047	$19,979	$49,625	$47,084	$225,290	$274,012	$737,037
Cash and cash equivalents							2,246
Investments in unconsolidated affiliates							228,622
Deferred issuance costs							5,939
Other							2,743
Total assets							$976,587

	Three months ended September 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$15,337	$2,315	$2,954	$2,705	$20,201	$—	$43,512
Frontera	—	—	1,937	—	—	—	1,937
Revenue	$15,337	$2,315	$4,891	$2,705	$20,201	$—	$45,449
Capital expenditures	$1,208	$—	$285	$389	$6,800	$—	$8,682

	Nine months ended September 30, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$42,312	$8,787	$6,982	$7,902	$61,668	$28,848	$156,499
Frontera	—	—	6,093	—	—	—	6,093
Associated Asphalt, LLC	6,346	—	—	—	—	—	6,346
Revenue	$48,658	$8,787	$13,075	$7,902	$61,668	$28,848	$168,938
Capital expenditures	$4,120	$338	$6,326	$1,333	$21,128	$5,235	$38,480

TransMontaigne Partners L.P. and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

	Nine months ended September 30, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$47,423	$8,049	$10,826	$8,115	$56,029	$—	$130,442
Frontera	—	—	5,221	—	—	—	5,221
Revenue	$47,423	$8,049	$16,047	$8,115	$56,029	$—	$135,663
Capital expenditures	$3,794	$267	$657	$1,435	$31,174	$—	$37,327

(20) SUBSEQUENT EVENT

Quarterly distribution.  On October 15, 2018, we announced a distribution of $0.805 per unit for the period from July 1, 2018 through September 30, 2018. This distribution was paid on November 8, 2018 to unitholders of record on October 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Expansion of our Brownsville operations.  The Frontera joint venture has waived its right of first refusal to participate in our previously announced Brownsville terminal expansion. Accordingly, our Brownsville expansion project will be 100% constructed and owned by TransMontaigne Partners L.P. The project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback Pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect the first tanks of the additional liquids storage capacity under construction to be placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

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

Twelfth consecutive increase in quarterly distribution. On October 15, 2018, we announced a quarterly distribution of $0.805 per unit for the three months ended September 30, 2018. This $0.01 increase over the previous quarter reflects the twelfth consecutive increase in our distribution and represents annual growth of 6.6% over the third quarter of last year. This distribution was paid on November 8, 2018 to unitholders of record on October 31, 2018.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2018	2017
Terminaling services fees	$54,352	$41,980
Pipeline transportation fees	774	1,091
Management fees	2,024	2,378
Revenue	$57,150	$45,449

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

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2018	2017
Gulf Coast terminals	$15,837	$15,337
Midwest terminals and pipeline system	3,097	2,315
Brownsville terminals	4,239	4,891
River terminals	2,559	2,705
Southeast terminals	21,542	20,201
West Coast terminals	9,876	—
Revenue	$57,150	$45,449

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2018	2017
Gulf Coast terminals	$15,824	$15,076
Midwest terminals and pipeline system	2,644	1,882
Brownsville terminals	2,100	2,299
River terminals	2,559	2,705
Southeast terminals	21,349	20,018
West Coast terminals	9,876	—
Terminaling services fees	$54,352	$41,980

The increase in terminaling services fees at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the three months ended September 30, 2018 and 2017 are fees charged to affiliates of approximately $2.7 million and $0.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2018	2017
Firm commitments	$43,220	$33,857
Ancillary	11,132	8,123
Terminaling services fees	$54,352	$41,980

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2018 are as follows (in thousands):

Less than 1 year remaining	$9,932	23%
1 year or more, but less than 3 years remaining	12,952	30%
3 years or more, but less than 5 years remaining	11,063	26%
5 years or more remaining (1)	9,273	21%
Total firm commitments for the three months ended September 30, 2018	$43,220

_____________________________

(1) We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue in effect through February 1, 2023, after which it shall automatically continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2018	2017
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	453	433
Brownsville terminals	321	658
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$774	$1,091

The decrease in pipeline transportation fees at our Brownsville terminals is attributable to suspending operations on the Diamondback pipeline in the first quarter of 2018 in connection with the expansion of our Brownville operations. The Diamondback Pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect to recommission and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019.

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2018	2017
Gulf Coast terminals	$13	$261
Midwest terminals and pipeline system	—	—
Brownsville terminals	1,818	1,934
River terminals	—	—
Southeast terminals	193	183
West Coast terminals	—	—
Management fees	$2,024	$2,378

Included in management fees for the three months ended September 30, 2018 and 2017 are fees charged to affiliates of approximately $1.4 million and $1.3 million, respectively.

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

Direct Operating Costs and Expenses

	Three months ended September 30,
	2018	2017
Wages and employee benefits	$7,491	$6,163
Utilities and communication charges	2,701	2,059
Repairs and maintenance	3,103	3,409
Office, rentals and property taxes	2,835	2,531
Vehicles and fuel costs	201	201
Environmental compliance costs	672	855
Other	2,907	2,501
Direct operating costs and expenses	$19,910	$17,719

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2018	2017
Gulf Coast terminals	$5,614	$5,805
Midwest terminals and pipeline system	733	718
Brownsville terminals	1,887	2,746
River terminals	1,568	1,710
Southeast terminals	6,633	6,740
West Coast terminals	3,475	—
Direct operating costs and expenses	$19,910	$17,719

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

General and administrative expenses include fees paid to the owner of TransMontaigne GP under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include direct general and administrative expenses for costs and expenses of employees performing engineering, health, safety and environmental services, third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses were approximately $5.0 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2018 and 2017, the expense associated with insurance was approximately $1.2 million and $1.0 million, respectively.

Equity-based compensation expense includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and grants to the independent directors of our general partner under our long-term incentive plan. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $0.5 million for both the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, depreciation and amortization expense was approximately $12.3 million and $8.9 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the West Coast terminals acquisition on December 15, 2017.

For the three months ended September 30, 2018 and 2017, interest expense was approximately $8.6 million and $2.7 million, respectively. The increase in interest expense is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the issuance of senior notes and increases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2018	2017
BOSTCO	$1,028	$923
Frontera	834	961
Total earnings from investments in unconsolidated affiliates	$1,862	$1,884

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

Three months ended September 30,
	2018	2017
BOSTCO	$—	$—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended September 30,
	2018	2017
BOSTCO	$4,015	$3,074
Frontera	992	1,127
Cash distributions received from unconsolidated affiliates	$5,007	$4,201

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2018	2017
Terminaling services fees	$159,921	$124,230
Pipeline transportation fees	2,437	4,603
Management fees	6,580	6,830
Revenue	$168,938	$135,663

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

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2018	2017
Gulf Coast terminals	$48,658	$47,423
Midwest terminals and pipeline system	8,787	8,049
Brownsville terminals	13,075	16,047
River terminals	7,902	8,115
Southeast terminals	61,668	56,029
West Coast terminals	28,848	—
Revenue	$168,938	$135,663

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2018	2017
Gulf Coast terminals	$48,462	$46,616
Midwest terminals and pipeline system	7,468	6,750
Brownsville terminals	6,143	7,271
River terminals	7,902	8,115
Southeast terminals	61,098	55,478
West Coast terminals	28,848	—
Terminaling services fees	$159,921	$124,230

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $3.0 million resulting from placing into service approximately 2.0 million barrels of new tank capacity at our Collins, Mississippi terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in terminaling services fees at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the nine months ended September 30, 2018 and 2017 are fees charged to affiliates of approximately $8.2 million and $1.3 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2018	2017
Firm commitments	$128,051	$99,590
Ancillary	31,870	24,640
Terminaling services fees	$159,921	$124,230

The remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2018 are as follows (in thousands):

Less than 1 year remaining	$29,995	23%
1 year or more, but less than 3 years remaining	38,512	30%
3 years or more, but less than 5 years remaining	32,856	26%
5 years or more remaining (1)	26,688	21%
Total firm commitments for the nine months ended September 30, 2018	$128,051

______________________________

(1) We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue in effect through February 1, 2023, after which it shall automatically continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2018	2017
Gulf Coast terminals	$—	$—
Midwest terminals and pipeline system	1,319	1,299
Brownsville terminals	1,118	3,304
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$2,437	$4,603

The decrease in pipeline transportation fees at our Brownsville terminals is attributable to suspending operations on the Diamondback pipeline in the first quarter of 2018 in connection with the expansion of our Brownville operations. The Diamondback Pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect to recommission and resume operations on the both the 8” pipeline and the previously idle 6” pipeline by the end of 2019.

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a bi-directional products pipeline connected to our Brownsville terminal facility and received a management fee for our services through August 23, 2018. The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2018	2017
Gulf Coast terminals	$196	$807
Midwest terminals and pipeline system	—	—
Brownsville terminals	5,814	5,472
River terminals	—	—
Southeast terminals	570	551
West Coast terminals	—	—
Management fees	$6,580	$6,830

Included in management fees for the nine months ended September 30, 2018 and 2017 are fees charged to affiliates of approximately $4.2 million and $3.9 million, respectively.

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

Direct Operating Costs and Expenses

	Nine months ended September 30,
	2018	2017
Wages and employee benefits	$22,713	$18,433
Utilities and communication charges	7,249	6,288
Repairs and maintenance	9,854	8,991
Office, rentals and property taxes	8,807	7,640
Vehicles and fuel costs	585	534
Environmental compliance costs	2,382	2,098
Other	7,740	6,230
Direct operating costs and expenses	$59,330	$50,214

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2018	2017
Gulf Coast terminals	$16,859	$16,785
Midwest terminals and pipeline system	2,188	2,123
Brownsville terminals	6,063	8,200
River terminals	5,209	4,895
Southeast terminals	18,966	18,211
West Coast terminals	10,045	—
Direct operating costs and expenses	$59,330	$50,214

The decrease in direct operating costs and expenses at our Brownsville terminals is primarily attributable to terminating our lease of the Ella‑Brownsville pipeline from a third party on December 31, 2017 in connection with the expansion of our Brownville operations. The increase in direct operating costs and expenses at our Southeast terminals is primarily attributable to placing into service approximately 2.0 million barrels of new tank capacity at our Collins, MS terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017. The increase in direct operating costs and expenses at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

General and administrative expenses include fees paid to the owner of TransMontaigne GP under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include direct general and administrative expenses for costs and expenses of employees performing engineering, health, safety and environmental services, third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses were approximately $14.6 million and $13.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses is primarily attributable to the previously announced increases in the omnibus fee beginning as of May 13, 2018 and May 3, 2017.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2018 and 2017, the expense associated with insurance was approximately $3.7 million and $3.0 million, respectively.

Equity-based compensation expense includes expense associated with us reimbursing an affiliate of TransMontaigne GP for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and grants to the independent directors of our general partner under our long-term incentive plan. We have the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we account for the bonus awards as an equity award. The expense associated with these reimbursements was approximately $2.9 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was approximately $37.3 million and $26.4 million, respectively. The increase in depreciation and amortization expense is primarily attributable to the West Coast terminals acquisition on December 15, 2017 and placing into service new tank capacity at our Collins, Mississippi terminal in various stages beginning in the fourth quarter of 2016 through the second quarter 2017.

For the nine months ended September 30, 2018 and 2017, interest expense was approximately $23.3 million and $7.3 million, respectively. The increase in interest expense is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the issuance of senior notes and increases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
BOSTCO	$4,867	$3,904
Frontera	2,328	2,660
Total earnings from investments in unconsolidated affiliates	$7,195	$6,564

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
BOSTCO	$—	$145
Frontera	1,264	2,000
Additional capital investments in unconsolidated affiliates	$1,264	$2,145

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
BOSTCO	$9,600	$9,472
Frontera	3,418	3,624
Cash distributions received from unconsolidated affiliates	$13,018	$13,096

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$90,465	$83,789
Net cash used in investing activities	$(28,869)	$(39,472)
Net cash used in financing activities	$(60,273)	$(40,057)

The increase in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to the timing of construction spend and the receipt of approximately $10.0 million from the sale of assets in February 2018.

Management and the board of directors of our general partner have approved additional investments and expansion capital projects at our terminals that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2019. At September 30, 2018, the remaining expenditures to complete the approved projects are estimated to be approximately $100 million. These expenditures primarily relate to the construction costs associated with our Collins, Mississippi Phase II terminal expansion and our expansion of the Brownsville operations.

Our Collins, Mississippi Phase II terminal expansion includes the construction of an additional approximately 870,000 barrels of liquids storage capacity and improvements to the Colonial Pipeline receipt and delivery manifolds. Total capital expenditures for this project are expected to be approximately $55 million. We expect the first of the new tanks to be placed into commercial service in the fourth quarter of 2018, with the remaining capacity and the manifold improvements to be placed into commercial service in the second quarter of 2019.

 Our expansion of our Brownsville operations includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. We expect the first tanks of the additional liquids storage capacity under construction to be placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

The increase in net cash used in financing activities includes a decrease of approximately $12.4 million in net debt borrowings primarily related to the receipt of approximately $10.0 million from the sale of assets in February 2018 and an increase of approximately $5.8 million in distributions paid as a result of increasing our quarterly distributions. Net proceeds of the senior notes were primarily used to repay indebtedness under our revolving credit facility.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2018, our outstanding borrowings under our revolving credit facility were $291.0 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2018, we are party to an interest rate swap agreement with a notional amount of $50.0 million that expires March 11, 2019. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 0.97% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. At September 30, 2018, we had outstanding borrowings of $291.0 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September 30, 2018, the terms of our interest rate swap agreement and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1 Note 16 to our consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our  Annual Report on Form 10-K filed on March 15, 2018, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners L.P. and subsidiaries for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of partners’ equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 8, 2018	TransMontaigne Partners L.P. (Registrant)

TransMontaigne GP L.L.C., its General Partner

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer