Form 10-K
period 2018-12-31
TransMontaigne Partners LLC
filed 2019-03-15
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 001‑32505

TRANSMONTAIGNE PARTNERS LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34‑2037221 (I.R.S. Employer Identification No.)

Suite 3100, 1670 Broadway

Denver, Colorado 80202

(Address, including zip code, of principal executive offices)

(303) 626‑8200

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

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

The aggregate market value of common units held by non‑affiliates of the registrant on June 30, 2018 was $480,962,668 computed by reference to the last sale price ($36.84 per common unit) of the registrant’s common units on the New York Stock Exchange on June 30, 2018.

As of February 27, 2019, the registrant has no common units outstanding.

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to successfully implement our business strategy;
•	competitive conditions in our industry;
•	actions taken by third-party customers, producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our operations;
•	our ability to complete internal growth projects on time and on budget;
•	general economic conditions;
•	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
•	the price and availability of financing;
•	large customer defaults;
•	interest rates;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results;
•	effects of existing and future laws and governmental regulations;
•	the effects of future litigation; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Part I

As used in this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” "the Partnership,” or “the Company” are intended to mean, prior to the Take-Private Transaction (defined below), TransMontaigne Partners L.P., and following the Take-Private Transaction, TransMontaigne Partners LLC, and our wholly owned and controlled operating subsidiaries. References to ‘‘TransMontaigne GP’’ or ‘‘our general partner’’ are intended, prior to the Take-Private Transaction, to mean TransMontaigne GP L.L.C., our general partner prior to the Take-Private Transaction. References to ‘‘ArcLight’’ are

intended to mean ArcLight Energy Partners Fund VI, L.P., its affiliates and subsidiaries other than TransMontaigne GP, us and our subsidiaries.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (iv), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange (“NYSE”).  Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

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

Recent Developments

Take-Private Transaction. On February 26, 2019, we completed our Take-Private Transaction.

Expansion of our Brownsville operations.  The Frontera joint venture waived its right of first refusal to participate in our previously announced Brownsville terminal expansion. Accordingly, our Brownsville expansion project will be 100% constructed and owned by the Company. The project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback Pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect the first tanks of the additional liquids storage capacity under construction to be placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

Expansion of our Collins terminal. Our Collins, Mississippi terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We continue to implement the design and construction of approximately 870,000 barrels of new storage capacity supported by the execution of a new long-term, fee-based terminaling services agreement with a third party customer, which constitutes the beginning of a Phase II buildout. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $55 million, with expected annual cash returns in the low-teens. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal. We expect the first of the new tanks to come online in the first quarter of 2019 and the Colonial Pipeline Company improvements to come online in the second quarter of 2019.

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

Pursuant to a new long-term terminaling services agreement, we have begun the construction of an additional 125,000 barrels of storage capacity at our Richmond West Coast terminal. The cost of constructing this new capacity is expected to be approximately $8 million. We are also pursuing other high-return investment opportunities similar to this at these terminals. The first of the new tanks began to come online in the fourth quarter of 2018.

Our Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2018 are as follows:

Active storage
capacity
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (1)	376,000
Jacksonville, FL	271,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,293,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,854,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	420,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,583,000
Brownsville Terminal	840,000
River Terminals:
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	189,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	350,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,684,000

Active storage
capacity
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins, bulk storage)	5,410,000
Collins, MS (Collins Rack)	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	11,983,000
West Coast Terminals:
Martinez, CA	4,754,000
Richmond, CA	561,000
West Coast Total	5,315,000
Our Joint Ventures Terminals:
Frontera Joint Venture Terminal (2)	1,656,000
BOSTCO Joint Venture Terminal (3)	7,080,000
TOTAL CAPACITY	37,995,000

(1)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(2)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member interest.

Gulf Coast Operations.  Our Gulf Coast terminals consist of eight refined product terminals and is the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail, and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals and Pipeline Operations.  In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Our Rogers facility is the only refined products terminal located in Northwest Arkansas.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by a third party for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

We leased a portion of land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

Brownsville, Texas Operations.  We own and operate a refined product terminal with approximately 0.8 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. The 8” pipeline has a capacity of approximately 20,000 barrels per day. The 6” pipeline has a capacity of approximately 12,000 barrels per day. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback pipeline and resume operations by the end of 2019.

The customers we serve at our Brownsville terminal facilities consist principally of wholesale and retail marketers of refined products and industrial and commercial end-users of refined products, waxes and industrial chemicals.

In 2018 and prior thereto, we also operated and maintained the United States portion of a 174-mile refined products pipeline owned by a third party. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to a third party terminal located in Reynosa, Mexico and terminates at the third party’s refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. The pipeline transports refined products. We operated and managed the 18-mile portion of the pipeline located in the United States for a fee that was based on the average daily volume handled during the month. Additionally, we were reimbursed for non-routine maintenance expenses based on the actual costs plus a fee based on a fixed percentage of the expense. Our services for this pipeline terminated on August 23, 2018, and a third party has taken operatorship of the pipeline.

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

Southeast Operations.  Our Southeast terminals consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.0 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins bulk storage terminal. The Collins terminal, currently going through expansion, is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two refined product terminals with approximately 5.3 million barrels of aggregate active storage capacity. The terminals are strategically located in close proximity to three San Francisco Bay refineries and the origin of the North California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities. We acquired the West Coast terminals in December 2017.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

In the second quarter of 2013 work began on a 900,000 barrel expansion that was placed into service at the end of the third quarter of 2014. The expansion included six, 150,000 barrel, ultra-low sulphur diesel tanks, additional pipeline and deep water vessel dock access and high-speed loading at a rate of 25,000 barrels per hour. With the addition of this expansion project, BOSTCO has fully subscribed capacity of approximately 7.1 million barrels at an overall construction cost of approximately $539 million. Our total payments for the initial and the expansion projects were approximately $237 million. We have primarily funded our payments for BOSTCO by utilizing borrowings under our revolving credit facility.

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

Our Services and Revenue Streams

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

•

Terminaling services fees.    Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

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

•

Management fees and reimbursed costs.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases and thereafter receive a fee as the lessor or sublessor from third parties and, in certain cases, our affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

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

Capitalize on organic growth opportunities associated with our existing assets. We continually seek to identify and evaluate economically attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. We intend to focus on projects that can be completed at a relatively low cost and that have potential for attractive returns. For example at our Collins terminal, we continue to implement the design and construction of 870,000 barrels of new storage capacity supported by the  execution of a new  long-term, fee-based terminaling services agreement with a third party customer, which constitutes the beginning of a Phase II expansion.  870,000 barrels entered into service in the first quarter of 2019.  To facilitate our further expansion of tankage at Collins, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $55 million, with expected annual cash returns in the low-teens. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

In addition our Brownsville terminal expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback Pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect the first tanks of the additional liquids storage capacity under construction to be placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

Pursue strategic and accretive acquisitions, including acquisitions from ArcLight and its affiliates in drop down transactions. We plan to pursue accretive acquisitions of high quality, critical energy infrastructure assets, including drop down transactions from ArcLight, an affiliate of which, following the Take-Private Transaction is our sole equity-holder, and its affiliates, that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We will pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We will also seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions.

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

We have minimal direct commodity price risk. Our highly contracted terminaling and transportation asset base mitigates volatility in our cash flows by limiting our direct exposure to commodity prices. Our throughput and related services fees in these businesses primarily provide us with fee-based cash flows and multi-year minimum revenue commitments. For the year ended December 31, 2018,  75% of our revenue was generated from firmly committed fee-based contracts pursuant to our terminaling service fees and the remaining 25% of our revenue was generated from ratable revenue sources.

Our Relationship with ArcLight and its Affiliates

Following the Take-Private Transaction, which closed on February 26, 2019, we are wholly owned by TLP Finance, an indirect controlled subsidiary of ArcLight. ArcLight is a private equity firm focused on North American and Western European energy assets. Since its establishment in 2001, ArcLight has invested over $19 billion across multiple energy cycles in more than 100 investments. Headquartered in Boston, MA with an additional office in Luxembourg, the firm’s investment team brings extensive energy expertise, industry relationships and specialized value creation capabilities to its portfolio. ArcLight controls our sole equity-holder and has a proven track record of investments across the energy industry value chain. ArcLight bases its investments on fundamental asset values and execution of defined growth strategies with a focus on cash flow generating assets and service companies with conservative capital structures.

ArcLight initially acquired its 100% interest in our general partner from NGL Energy Partners LP, or NGL, on February 1, 2016.  That transaction did not involve any acquisition of any of the Partnership’s common units that were held by the public, but ArcLight separately acquired approximately 3.2 million of our common units from NGL on April 1, 2016. As a result of these acquisitions, ArcLight’s ownership in us consisted of 100% of our general partner interest and incentive distribution rights and approximately 19.2% of our common units prior to the Take-Private Transaction.

Competition

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and levels of experience. These competitors include BP p.l.c., Buckeye Partners, L.P., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Oil Corporation, HollyFrontier Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc.,  Magellan Midstream Partners, L.P., Marathon Petroleum Corporation and its affiliate MPLX LP, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Phillips 66 and its

affiliate Phillips 66 Partners LP, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

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

Significant Customer Relationships

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up 86% of the total revenue for the year ended December 31, 2018. These relationships include: NGL Energy Partners LP, Castleton Commodities International LLC, RaceTrac Petroleum Inc., Glencore Ltd., Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell and Andeavor.

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

We monitor the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67‑mile Razorback pipeline; a 37‑mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Purvis bulk storage terminal facilities; a one‑mile diesel fuel pipeline, known as the Bellemeade pipeline, owned by and operated for Dominion Virginia Power Corp. in Richmond, Virginia; the Diamondback pipeline; and, until August 23, 2018, an approximately 18‑mile, refined petroleum liquids pipeline in Texas, known as the “MB pipeline,” that we operated and maintained on behalf of PMI Services North America, Inc., an affiliate of PEMEX,  which a third party has since taken operatorship. The maintenance of structural integrity includes a program of integrity management that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT‑regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

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

We also are subject to PHMSA regulation for High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). This regulation specifies how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigating measures exist. Through this program, we evaluated a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulation requires prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments and believe that we are in material compliance with these PHMSA regulations. PHMSA is expected to issue revised regulations in 2019 applicable to oil and liquids pipelines, which are expected to impose, among other things, enhanced inspection requirements. While we cannot predict the final form of these regulations at this time, we do not anticipate the regulations to impact our operations materially differently from other similarly situated operators.

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

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability. We cannot assure, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of certain potential material environmental concerns that relate to our business.

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

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended, or OPA, which addresses three principal areas of oil pollution—prevention, containment and cleanup. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, facilities are required to file oil spill response plans with the United States Coast Guard, the Office of Pipeline Safety or the EPA. Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. We believe that we are in material compliance with regulations pursuant to OPA and similar state laws.

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

Hazardous and Solid Waste.  Our operations are subject to the Federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. All of our terminal facilities are classified by the EPA as Very Small Quantity Generators. Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

In connection with our acquisition of the Florida and Midwest terminals on May 27, 2005, a subsidiary of NGL Energy Partners LP agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before May 27, 2010 and that were associated with the ownership or operation of the Florida and Midwest terminals prior to May 27, 2005. The maximum liability for this indemnification obligation is $15.0 million and it has no obligation to indemnify us for aggregate losses until such losses exceed $250,000 in the aggregate. There are no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after May 27, 2005.

In connection with our acquisition of the Brownsville, Texas and River facilities, a subsidiary of NGL Energy Partners LP agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2011 and that were associated with the ownership or operation of the Brownsville and River facilities prior to December 31, 2006. Our environmental losses must first exceed $250,000 and the indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2006.

In connection with our acquisition of the Southeast facilities, a subsidiary of NGL Energy Partners LP agreed to indemnify us against potential environmental claims, losses and expenses that were identified on or before December 31, 2012 and that were associated with the ownership or operation of the Southeast terminals prior to December 31, 2007. Our environmental losses must first exceed $250,000 and the indemnification obligations are capped at $15.0 million. The deductible amount, cap amount and time limitation for indemnification do not apply to any environmental liabilities known to exist as of December 31, 2007.

In connection with our acquisition of the Pensacola, Florida terminal, a subsidiary of NGL Energy Partners LP agreed to indemnify us against potential environmental claims, losses and expenses that are identified on or before March 1, 2016, and that were associated with the ownership or operation of the Pensacola terminal prior to March 1, 2011. Our environmental losses must first exceed $200,000 and the indemnification obligations are capped at $2.5 million. The deductible amount, cap amount and limitation of time for indemnification do not apply to any environmental liabilities known to exist as of March 1, 2011.

The forgoing environmental indemnification obligations of a subsidiary of NGL Energy Partners LP to us remain in place and were not affected by the Take-Private Transaction.

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

Tariff Regulation

The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the United States‑Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory.  Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI‑FG), plus a 1.23 percent adjustment for the five‑year period beginning July 1, 2016. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost‑of‑service methodology, competitive market showings, or actual agreements between shippers and the oil pipeline company.  The current rates charged by each of our Razorback and Diamondback pipelines are negotiated rates that were established via agreement with non-affiliated shippers, and are not established via an index methodology or via a cost-of-service methodology.

Index-Rate Methodology. On October 20, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking (ANOPR) to consider modifications to its current policies for evaluating pipeline index rate changes for the purpose of ensuring that index rate increases do not cause pipeline revenues to substantially deviate from costs.  Specifically, FERC is considering the following changes to their current indexing methodologies for pipelines that utilize index rate changes: (A) deny index increases to rates for any pipeline whose FERC Form No. 6, Page 700 revenues exceed costs by fifteen percent for both of the prior two years; (B) deny index increases to rates that exceed by five percent the cost changes reported on Page 700; and (C) apply these reforms to costs more closely associated with the proposed indexed rate rather than total company-wide cost and revenue data currently reported on Page 700.  Initial comments were filed on January 19, 2017, and reply comments were due on March 6, 2017. It is premature to know what, if any, impact these proposed regulatory changes may have on pipelines that utilize index rate changes, or whether the proposal will be modified or even adopted all.

Cost‑of‑service methodology.  Formerly, FERC policy permitted interstate pipelines, including those owned by master limited partnerships (MLPs), to include an income tax allowance in their cost of service used to calculate cost-based transportation rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a MLP to include an income tax allowance in its cost-of-service-based rates.  In that case, interstate shippers argued that FERC’s discounted cash flow methodology provides for a sufficient after-tax return on equity (ROE) to attract investment in partnerships not taxed at the partnership level.  The shippers claimed that the combination of the ROE allowed by FERC, based in part on the equity returns of entities taxed as corporations, and FERC’s tax allowance policy resulted in “double recovery” of taxes by the partners in the partnership in that case. The D.C. Circuit agreed, finding that FERC failed to provide sufficient evidence that granting the tax allowance to the pipeline partnership would not result in double recovery.  The D.C. Circuit remanded the case to FERC, ordering FERC to demonstrate that the allowance does not permit double recovery, remove any instances of duplicative recovery or develop a new methodology for ratemaking that does not result in double recovery.  On December 15, 2016, FERC issued a Notice of Inquiry seeking advice from energy industry participants on how to address the potential for over-recovery of income tax costs from MLPs under FERC’s current ratemaking policy. Initial comments were due March 8, 2017, and reply comments were due April 7, 2017. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and an ROE pursuant to FERC’s discounted cash flow methodology. FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines, Inc. v. FERC decision to non-MLP partnership forms as those issues arise in subsequent proceedings. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. On July 18, 2018, FERC dismissed requests for rehearing and clarification of the March 15, 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. On February 21, 2019, FERC issued its first order (Trailblazer Pipeline Company LLC) addressing how its Revised Policy Statement on Treatment of Income Taxes applies to a pipeline organized as a pass-through entity that is not an MLP in a Natural Gas Act section 4 rate case proceeding.  In Trailblazer, FERC issued preliminary findings that United Airlines likely precludes an income tax allowance for owners of a pipeline that are taxed as individuals, while it may permit an income tax allowance for those owners taxed as corporations.  Although FERC’s findings are preliminary and subject to former proceedings before an administrative law judge, its Trailblazer order suggests that FERC may extend its Revised Policy Statement on Treatment of Income Taxes to other types of pass-through entities that were not addressed in United Airlines.

Negotiated rates.  The current rates charged by  each of the Razorback and Diamondback pipelines are negotiated rates that were established via agreement with non-affiliated shippers, and are not index rates or cost-of-service rates. Therefore, while we continue to monitor FERC’s policy changes, we do not expect such changes to have an adverse impact on the rates charged by the Razorback and Diamondback pipelines.

The FERC generally has not investigated interstate oil pipeline rates on its own initiative when those rates have not been the subject of a protest or a complaint by a shipper. A shipper or other party having a substantial economic interest in our rates could, however, challenge our rates. In response to such challenges, the FERC could investigate our rates and require us to modify the amounts charged. In the absence of a challenge to our rates, given our ability to utilize either filed rates as annually indexed or to utilize rates tied to cost of service methodology, competitive market showing, or actual agreements between shippers and us, we do not believe that FERC’s regulations governing oil pipeline ratemaking would have any negative material monetary impact on us unless the regulations were substantially modified in such a manner so as to effectively prevent a pipeline company’s ability to earn a fair return for the shipment of petroleum products utilizing its transportation system, which we believe to be an unlikely scenario.

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

Some of the leases, easements, rights‑of‑way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. We have obtained sufficient third‑party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this Annual Report. With respect to any consents, permits, or authorizations that have not been obtained, we believe that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

We believe that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government‑initiated action to cleanup environmental contamination, liens for current taxes and other burdens, and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of our acquisition, we  believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

We do not have any direct employees and our officers are employees of an ArcLight affiliate. Pursuant to our omnibus agreement with ArcLight, all of our officers and the employees who provide services to the Company are employed by TLP Management Services, a controlled subsidiary of ArcLight. TLP Management Services provides payroll and maintains all employee benefits programs on behalf of the Company.

As of March 8, 2019, approximately 563 employees of TLP Management Services provided services directly to us. As of March 8, 2019, none of TLP Management Services employees who provide services directly to us were covered by a collective bargaining agreement.

Available Information

We file annual, quarterly, and current reports, and other documents with the SEC under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file at http://www.sec.gov.

In addition, our annual reports on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor” section of our website at www.transmontaignepartners.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

Our business, operations and financial condition are subject to various risks. You should carefully consider the following risk factors together with all of the other information set forth in this Annual Report, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements,” in connection with any investment in our securities. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected, which could result in investors in our securities losing all or part of their investment.

Risks Inherent in Our Business

We depend upon a relatively small number of customers for a substantial majority of our revenue. A substantial reduction of revenue from one or more of these customers would have a material adverse effect on our financial condition and results of operations.

We expect to derive a substantial majority of our revenue from a small number of significant customers for the foreseeable future.  For example, in 2018 NGL Energy Partners LP accounted for approximately 22% of our annual revenue.  Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

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

Our continued expansion programs may require access to additional capital. Tightened capital markets or more expensive capital could impair our ability to maintain or grow our operations.

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At December 31, 2018, our outstanding borrowings were $306 million. At December 31, 2018, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately  $70 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

Moreover, our long term business strategies include acquiring additional energy‑related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity or debt financings. Any equity or debt financing, if available at all, may not be on terms that are favorable to us. Limitations on our access to capital could result from events or causes beyond our control, and could include, among other factors, significant increases in interest rates, increases in the risk premium required by investors, generally or for investments in energy‑related companies, decreases in the availability of credit or the tightening of terms required by lenders. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2018, we had total long-term debt of $598.6 million and we had an unused borrowing base availability of $544 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms, or at all.

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

Our revolving credit facility and the indenture governing our senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;
•	make distributions under certain circumstances;
•	make certain investments and acquisitions;
•	incur certain liens or permit them to exist;
•	enter into certain types of transactions with affiliates;
•	merge or consolidate with another company; and
•	transfer, sell or otherwise dispose of assets.

Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios and tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that that we will meet any such ratios and tests.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our security-holders could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.

Subject to the restrictions in the instruments governing our outstanding indebtedness (including our revolving credit facility and senior notes), we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2018, we had additional borrowing capacity of $544 million under our revolving credit facility, all of which would be secured if borrowed.

Any increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and
•	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general company purposes may be limited.

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

A  significant portion of our operations are conducted through joint ventures, over which we do not maintain full control and which have unique risks.

A  significant portion of our operations are conducted through joint ventures. We are entitled to appoint a member to the BOSTCO board of managers and maintain certain rights of approval over significant changes to, or expansion of, BOSTCO’s business, however Kinder Morgan serves as the operator of BOSTCO and is responsible for its day-to-day operations.   Although we serve as the operator of Frontera, there are restrictions and limitations on our authority to take certain material actions absent the consent of our joint venture partner. With respect to our existing joint ventures, we share ownership with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

In addition, our affiliates, including ArcLight, may engage in competition with us. If we are unable to compete with services offered by our competitors, including ArcLight and its affiliates, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our Southeast facilities include 22 refined product terminals located along the Plantation and Colonial pipeline systems and primarily receive products from Plantation and Colonial on behalf of our customers. In addition, the Collins, Mississippi bulk storage terminal receives from, delivers to, and transfers refined petroleum products between the Colonial and Plantation pipeline systems. In these instances, we depend on our terminals’ connections to such petroleum pipelines owned and operated by third parties to supply our terminal facilities. Our ability to compete in a particular terminal market could be harmed by factors we cannot control, including changes in pipeline service offerings at one or more of our terminals or changes in pipeline tariffs that make alternative third party terminal locations or different transportation options more attractive to our current or prospective customers.

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

The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness or obtaining additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

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

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long‑term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in the use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue and results of operations to decline.

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

Because most of our operating costs are fixed, any decrease in throughput volumes at our terminal facilities, would likely result not only in a decrease in our revenue, but also a decline in cash flow of a similar magnitude, which would adversely affect our results of operations, financial position and cash flows.

Cyber-attacks that circumvent our security measures and other breaches of our information technology systems could disrupt our operations and result in increased costs.

We utilize information technology systems to operate our assets and manage our businesses. A cyber-attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes, including as a result of attempts to seek ransom from the Company. Additionally, we rely on third‑party systems that could also be subject to cyber-attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third‑party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber-attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

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

We could also face attempts to obtain unauthorized access to our information technology systems, proprietary business information, and information about our customers by targeting acts of deception against individuals with legitimate access to physical locations or information. We regularly remind our officers and the employees providing services to the Company of these risks, and we annually update our executive team as to current and evolving risks relating to a variety of cyber-attacks; however, these efforts are not guaranteed to prevent the effectiveness of these cyber-attacks or any losses that may arise as a result thereof.

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

Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from stricter pollution control requirements or liabilities resulting from non‑compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. Furthermore, our failure to comply with environmental or safety related laws and regulations also could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.

Federal, state and local agencies also have the authority to prescribe specific product quality specifications of refined products. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows could be adversely affected.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our cash flows.

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

Many of our storage tanks and portions of our pipeline system have been in service for several decades that could result in increased maintenance or remediation expenditures, which could adversely affect our results of operations and our cash flows.

Our pipeline and storage assets are generally long‑lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our results of operations, financial position and cash flows.

In the event we are required to refinance our existing debt in unfavorable market conditions, we may have to pay higher interest rates and be subject to more stringent financial covenants, which could adversely affect our results of operations.

Our revolving credit facility matures in March 2022, and our senior notes mature in February 2026. At December 31, 2018, we had outstanding borrowings under our revolving credit facility of $306 million and outstanding senior notes of $300 million, respectively. Our revolving credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.75% to 2.75% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 0.75% to 1.75% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. We pay a fixed 6.125% interest rate on our senior notes. In the event we are required to refinance our revolving credit facility or our senior notes in unfavorable market conditions, we may have to pay interest at higher rates and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations.

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

Risks Inherent in an Investment in Us

ArcLight indirectly controls the conduct of our business and the management of our operations. ArcLight has conflicts of interest with and limited fiduciary duties to us, which may permit them to favor their own interests to our detriment.

ArcLight is our controlling equity-holder and is responsible under our omnibus agreement for providing the personnel who provide support to our operations.

Additionally, any or all of the provisions of our omnibus agreement with ArcLight other than the indemnification provisions, will be terminable by ArcLight at its option if ArcLight ceases to directly or indirectly control the Company.

ArcLight is our controlling equity-holder. Therefore, conflicts of interest may arise between ArcLight and its affiliates and subsidiaries, on the one hand, and us, on the other hand. In resolving those conflicts of interest, ArcLight may favor its own interests and the interests of its affiliates over the interests of the Company.

These conflicts include, among others, the following potential conflicts of interest:

•	ArcLight and its affiliates may engage in competition with us under certain circumstances;
•

Neither our operating agreement nor any other agreement requires ArcLight or its affiliates to pursue a business strategy that favors us. This entitles ArcLight to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any other security-holder. ArcLight’s directors and officers have fiduciary duties to make decisions in the best interests of ArcLight, which may be contrary to our interests or the interests of our customers;

•

Our operating agreement does not restrict ArcLight from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•

ArcLight is allowed to take into account the interests of parties other than us, such as ArcLight, or its affiliates, in resolving conflicts of interest.  Specifically, in determining whether a transaction or resolution is “fair and reasonable,” ArcLight may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•

Our officers are officers of affiliates of Arclight, and we are managed by TLP Finance Holdings, LLC, our direct parent and a controlled subsidiary of ArcLight, and also devote significant time to the business of these entities and are compensated accordingly;

•

ArcLight has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to any party for actions that, without the limitations, might constitute breaches of fiduciary duty. ArcLight will not have any liability to us for decisions made in its capacity as our controlling equity-holder so long as it acted in good faith, meaning it believed that its decision was in the best interests of our company;

•	ArcLight determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional securities, and reserves, each of which can affect our cash flows;
•

ArcLight determines the amount and timing of any capital expenditures by our company and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, which can affect our cash flows;

•	ArcLight determines which out‑of‑pocket costs incurred by TLP Management Services are reimbursable by us;
•

ArcLight and its officers and directors will not be liable for monetary damages to us, our security-holders or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that ArcLight or those other persons acted in bad faith or engaged in fraud or willful misconduct; or

•	ArcLight decides whether to retain separate counsel, accountants or others to perform services on our behalf.

Upon the termination of the omnibus agreement, we may incur additional costs to replicate the services currently provided thereunder, in which event our financial condition and results of operations could be materially adversely affected.

Our company has no officers or employees and all of our management and operational activities are provided by officers and employees of TLP Management Services, a controlled indirect subsidiary of ArcLight. Under the omnibus agreement we pay TLP Management Services an annual administrative fee for the provision of various general and administrative services for our benefit.

We cannot predict whether ArcLight will seek to terminate, amend or modify the terms of the omnibus agreement. Following any termination of the omnibus agreement, the Company will be required to assume directly or indirectly through one or more service providers, the scope of the services provided to the Company under the omnibus agreement.  If we are unsuccessful in negotiating acceptable terms with a successor service provider, if we are required to pay a higher administrative fee or if we must incur substantial costs to replicate the services currently provided by ArcLight and its affiliates under the omnibus agreement, our financial condition and results of operations could be materially adversely affected.

ArcLight and its affiliates may compete with us and do not have any obligation to present business opportunities to us.

Neither our operating agreement nor any other agreement will prohibit ArcLight or its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For example, an affiliate of ArcLight is the majority owner of the general partner of a publicly traded master limited partnership in the midstream segment of the energy industry, which may compete with us in the future. In addition, ArcLight and its affiliates may acquire, construct or dispose of midstream assets or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. ArcLight and its affiliates are large, established participants in the energy industry and may have greater resources than we have, which may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition opportunities. As a result, competition from ArcLight and its affiliates could materially adversely impact our results of operations and distributable cash flow.

Fees due to ArcLight and its affiliates for services provided under the omnibus agreement are and will continue to be substantial and will reduce our cash flow.

Payments to ArcLight are and will continue to be substantial and will reduce the amount of cash flows. For the year ended December 31, 2018, we paid affiliates of ArcLight an administrative fee of approximately $10.3 million pursuant to the omnibus agreement.  The administrative fee is subject to increase at the request of ArcLight in the event we acquire or construct facilities. ArcLight and its affiliates will continue to be entitled to reimbursement for all other direct expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees working on‑site at our terminals and pipelines. ArcLight will determine the amount of these expenses.  ArcLight and its affiliates also may provide us other services for which we will be charged fees as determined by ArcLight.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

As a result of the Take-Private Transaction, the Partnership’s common units ceased to be publicly traded, and the Partnership’s common units are no longer listed on the NYSE.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The following selected financial data for each of the years in the five‑year period ended December 31, 2018, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Years ended December 31,
	2018 (1)	2017 (1)	2016	2015	2014
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$228,093	$183,272	$164,924	$152,510	$150,062
Direct operating costs and expenses	(82,028)	(67,700)	(68,415)	(64,033)	(66,183)
General and administrative expenses	(21,615)	(19,433)	(14,100)	(14,749)	(13,941)
Insurance expenses	(4,976)	(4,064)	(4,081)	(3,756)	(3,711)
Equity-based compensation expense	(3,478)	(2,999)	(3,263)	(1,411)	(2,221)
Depreciation and amortization	(49,535)	(35,960)	(32,383)	(30,650)	(29,522)
Loss on disposition of assets	(901)	—	—	—	—
Earnings from unconsolidated affiliates	8,852	7,071	10,029	11,948	4,443
Operating income	74,412	60,187	52,711	49,859	38,927
Other expenses:
Interest expense	(31,900)	(10,473)	(7,787)	(7,396)	(5,489)
Amortization of deferred financing costs	(3,037)	(1,221)	(818)	(774)	(975)
Net earnings	39,475	48,493	44,106	41,689	32,463
Less—earnings allocable to general partner interest including incentive distribution rights	(15,675)	(12,705)	(9,340)	(7,506)	(7,167)
Net earnings allocable to limited partners	$23,800	$35,788	$34,766	$34,183	$25,296
Net earnings per limited partner unit—basic	$1.46	$2.20	$2.14	$2.12	$1.57
Net earnings per limited partner unit—diluted	$1.45	$2.20	$2.14	$2.12	$1.57
Other Financial Data:
Net cash provided by operating activities	$118,583	$103,704	$79,107	$87,480	$60,929
Net cash used in investing activities	$(56,660)	$(337,070)	$(69,089)	$(34,153)	$(50,702)
Net cash provided by (used in) financing activities	$(62,514)	$233,696	$(10,106)	$(55,950)	$(10,186)
Cash distributions declared per common unit attributable to the period	$3.190	$2.990	$2.780	$2.665	$2.655
Balance Sheet Data (at period end):
Property, plant and equipment, net	$688,179	$655,053	$416,748	$388,423	$385,301
Investments in unconsolidated affiliates	$227,031	$233,181	$241,093	$246,700	$249,676
Total assets	$999,376	$987,003	$689,694	$656,687	$664,057
Long-term debt	$598,622	$593,200	$291,800	$248,000	$252,000
Equity	$339,727	$364,217	$372,734	$383,971	$391,465

(1)

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

OVERVIEW

We are a refined petroleum products terminaling and pipeline transportation company formed in February 2005 as a Delaware limited partnership. Following the consummation of our Take-Private Transaction, we are wholly owned by TLP Finance Holdings, LLC, an indirect controlled subsidiary of ArcLight, and we have converted into a Delaware limited liability company pursuant to Section 17-219 of the Delaware Limited Partnership Act. Prior to the consummation of our Take-Private Transaction, we were controlled by our general partner, which was controlled by ArcLight.

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

NATURE OF ASSETS

Gulf Coast Operations.  Our Gulf Coast terminals consist of eight refined product terminals and is the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil.

Midwest Terminals and Pipeline Operations.  In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The razorback terminals have approximately

0.4 million barrels of aggregate active storage capacity. Our Rogers facility is the only refined products terminal located in Northwest Arkansas.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by a third party for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

We leased a portion of land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

Brownsville, Texas Operations.  We own and operate a refined product terminal with approximately 0.8 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the United States/Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. The 8” pipeline has a capacity of approximately 20,000 barrels per day. The 6” pipeline has a capacity of approximately 12,000 barrels per day. Operations on the Diamondback pipeline were shut down in the fourth quarter of 2017; however, we expect to recommission the Diamondback pipeline and resume operations by the end of 2019.

In 2018 and prior thereto, we also operated and maintained the United States portion of a 174-mile refined products pipeline owned by a third party. This pipeline connects our Brownsville terminal complex to a pipeline in Mexico that delivers to a third party terminal located in Reynosa, Mexico and terminates at the third party’s refinery, located in Cadereyta, Nuevo Leon, Mexico, a suburb of the large industrial city of Monterrey. Our services for this pipeline terminated on August 23, 2018, and a third party has taken operatorship of the pipeline.

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

Southeast Operations.  Our Southeast terminals consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.0 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins bulk storage terminal. The Collins terminal, currently going through expansions, is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two refined product terminals with approximately 5.3 million barrels of aggregate active storage capacity. The terminals are strategically located in close proximity to three San Francisco Bay refineries and the origin of the North California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. We acquired the West Coast terminals in December 2017.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

Investment in BOSTCO.  On December 20, 2012, we acquired a 42.5% Class A ownership interest in BOSTCO from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan. BOSTCO is a terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. BOSTCO has approximately 7.1 million barrels of aggregate active storage capacity. Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO’s business. Kinder Morgan is responsible for managing BOSTCO’s day-to-day operations. Our 42.5% Class A ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in BOSTCO under the equity method of accounting.

NATURE OF REVENUE AND EXPENSES

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up 85% of the total revenue for the year ended December 31, 2018. These relationships include: NGL Energy Partners LP, Castleton Commodities International LLC, RaceTrac Petroleum Inc., Glencore Ltd., Tesoro, Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell and Andeavor.

The fees we charge, our other sources of revenue and our direct costs and expenses are described below.

Terminaling services fees.    Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

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

Management fees and reimbursed costs.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs We lease land under operating leases and thereafter receive a fee as the lessor or sublessor from third parties and, in certain cases, our affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

Direct operating costs and expenses.  The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals and pipelines.

General and administrative expenses. General and administrative expenses include direct general and administrative expenses for costs and expenses of employees performing engineering, health, safety and environmental services, third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. General and administrative expenses also include fees paid to ArcLight under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services.

Insurance expenses. Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks.

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

TAKE-PRIVATE TRANSACTION

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (iv), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange (“NYSE”). Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

EXPANSION OF ASSETS

Expansion of our Brownsville operations.  The Frontera joint venture has waived its right of first refusal to participate in our previously announced Brownsville terminal expansion. Accordingly, our Brownsville expansion project will be 100% constructed and owned by the Company. The project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback

Pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. We expect the first tanks of the additional liquids storage capacity under construction to be placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

Expansion of our Collins terminal. Our Collins, Mississippi terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. We continue to implement the design and construction of approximately 870,000 barrels of new storage capacity supported by the execution of a new long-term, fee-based terminaling services agreement with a third party customer, which constitutes the beginning of a Phase II buildout. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $55 million, with expected annual cash returns in the low-teens. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal. We expect the first of the new tanks to come online in the first quarter of 2019 and the Colonial Pipeline Company improvements to come online in the second quarter of 2019.

Expansion of our West Coast terminals. On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of approximately $276.8 million. The West Coast terminals consist of two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex with a total of 64 storage tanks with approximately 5.3 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities.

Pursuant to a new long-term terminaling services agreement, we have begun the construction of an additional 125,000 barrels of storage capacity at our Richmond West Coast terminal. The cost of constructing this new capacity is expected to be approximately $8 million. We are also pursuing other high-return investment opportunities similar to this at these terminals. The first of the new tanks began to come online in the fourth quarter of 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment and involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and business combination estimates and assumptions. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations (see Note 1 of Notes to consolidated financial statements).

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

Accrued environmental obligations.  At December 31, 2018, we have an accrued liability of approximately $1.6 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

Costs incurred to remediate existing contamination at the terminals have been, and are expected in the future to be, insignificant. Pursuant to agreements, an affiliate of NGL Energy Partners LP retained certain liabilities and indemnified us against certain potential environmental claims, losses and expenses associated with the operation of the acquired terminal facilities and occurring before our date of acquisition, up to a maximum liability for these indemnification obligations (not to exceed $15.0 million for the Florida and Midwest terminals acquired on May 27, 2005, not to exceed $15.0 million for the Brownsville and River facilities acquired on December 31, 2006, not to exceed $15.0 million for the Southeast terminals acquired on December 31, 2007 and not to exceed $2.5 million for the Pensacola terminal acquired on March 1, 2011). The forgoing environmental indemnifications to us remain in place and were not affected by the Take-Private Transaction.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Terminaling services fees	$216,231	$168,083	$144,568
Pipeline transportation fees	3,295	5,719	6,789
Management fees and reimbursed costs	8,567	9,470	9,035
Other	—	—	4,532
Revenue	$228,093	$183,272	$164,924

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

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

	Total Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$64,622	$62,941	$56,710
Midwest terminals and pipeline system	11,899	10,997	11,201
Brownsville terminals	17,246	20,645	25,485
River terminals	10,654	10,947	12,578
Southeast terminals	83,712	76,004	58,950
West Coast terminals	39,960	1,738	—
Revenue	$228,093	$183,272	$164,924

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

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$64,338	$61,889	$54,619
Midwest terminals and pipeline system	10,127	9,265	9,469
Brownsville terminals	8,339	9,186	11,202
River terminals	10,654	10,883	10,868
Southeast terminals	82,821	75,122	58,410
West Coast terminals	39,952	1,738	—
Terminaling services fees	$216,231	$168,083	$144,568

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2018 results from an increase in ancillary revenue. The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2017 includes an increase of approximately $1.4 million resulting from re-contracting capacity at Port Manatee, Florida in July 2016 and November 2016, an increase of approximately $1.4 million resulting from increased throughput by various customers and $0.7 million resulting from contracting refurbished capacity at Port Manatee and Jacksonville, Florida in May 2017.

The increase in terminaling services fees at our Southeast terminals for the year ended December 31, 2018 includes an increase of approximately $3.0 million resulting from placing into service approximately 2.0 million barrels of new tank capacity at our Collins terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017, and an increase in ancillary revenue.

The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2018 is a result of the West Coast terminals acquisition on December 15, 2017.

 Included in terminaling services fees for the years ended December 31, 2018, 2017 and 2016 are fees charged to affiliates of approximately $11.0 million, $1.9 million and $3.4 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Firm commitments	$171,774	$135,197	$116,341
Ancillary	44,457	32,886	28,227
Terminaling services fees	$216,231	$168,083	$144,568

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2018 were as follows (in thousands):

Less than 1 year remaining	$36,454	21%
1 year or more, but less than 3 years remaining	56,237	33%
3 years or more, but less than 5 years remaining	43,408	25%
5 years or more remaining (1)	35,675	21%
Total firm commitments for the year ended December 31, 2018	$171,774

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

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$—	$—	$—
Midwest terminals and pipeline system	1,772	1,732	1,732
Brownsville terminals	1,523	3,987	5,057
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Pipeline transportation fees	$3,295	$5,719	$6,789

The decrease in pipeline transportation fees at our Brownsville terminals for the year ended December 31, 2018   is attributable to suspending operations on the Ella-Brownsville and Diamondback pipelines at the end of 2017 in connection with the expansion of our Brownville operations. The Diamondback Pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that has been idle and can be used to transport additional refined products. We expect to recommission and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019.

Included in pipeline transportation fees for each of the years ended December 31, 2018, 2017 and 2016 are fees charged to affiliates of approximately $nil.

Management fees and reimbursed costs.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases and thereafter receive a fee as the lessor or sublessor from third parties and, in certain cases, our affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. The management fees and reimbursed costs by business segments were as follows (in thousands):

	Management Fees and Reimbursed Costs
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$284	$1,052	$1,159
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	7,384	7,472	7,326
River terminals	—	64	10
Southeast terminals	891	882	540
West Coast terminals	8	—	—
Management fees and reimbursed costs	$8,567	$9,470	$9,035

Included in management fees and reimbursed costs for the years ended December 31, 2018, 2017 and 2016 are fees charged to affiliates of approximately $5.8 million, $5.3 million and $5.0 million, respectively.

Other revenue.  Other revenue includes payments to us for settlement of litigation and reimbursements for property damage caused by customers. Other revenue by business segments were as follows (in thousands):

	Other Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$—	$—	$932
Midwest terminals and pipeline system	—	—	—
Brownsville terminals	—	—	1,900
River terminals	—	—	1,700
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Other revenue	$—	$—	$4,532

Included in Other revenue for the year ended December 31, 2016 is an approximately $1.9 million one-time payment to us at our Brownsville terminals related to the settlement of litigation with our LPG customer, an approximately $1.7 million one-time payment to us at our River terminals related to property damage caused by a customer and an approximately $0.9 million one-time payment to us at our Gulf Coast terminals related to property damage caused by a customer.

Included in other revenue for the years ended December 31, 2018, 2017 and 2016  are amounts charged to affiliates of approximately $nil.

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the direct wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends, repairs and maintenance expenses can vary year-to-year based on the timing of scheduled maintenance and unforeseen circumstances necessitating repairs to our terminals and pipelines. The direct operating costs and expenses of our operations were as follows (in thousands):

	Direct Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Wages and employee benefits	$30,292	$24,923	$24,119
Utilities and communication charges	9,611	8,335	7,677
Repairs and maintenance	14,624	12,259	15,432
Office, rentals and property taxes	11,684	10,117	9,494
Vehicles and fuel costs	782	714	838
Environmental compliance costs	4,134	2,696	3,403
Other	10,901	8,656	7,452
Direct operating costs and expenses	$82,028	$67,700	$68,415

The direct operating costs and expenses of our business segments were as follows (in thousands):

	Direct Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast terminals	$22,817	$22,829	$22,952
Midwest terminals and pipeline system	3,053	2,859	3,220
Brownsville terminals	7,812	10,447	11,338
River terminals	6,832	6,624	7,957
Southeast terminals	26,836	24,302	22,948
West Coast terminals	14,678	639	—
Direct operating costs and expenses	$82,028	$67,700	$68,415

The decrease in direct operating costs and expenses at our Brownsville terminals for the year ended December 31, 2018 is primarily attributable to terminating our lease of the Ella‑Brownsville pipeline from a third party on December 31, 2017 in connection with the expansion of our Brownville operations.

The increase in direct operating costs and expenses at our Southeast terminals is a result of the completion of our Phase I Collins terminal expansion project in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

The increase in direct operating costs and expenses at our West Coast terminals is a result of the West Coast terminals acquisition on December 15, 2017.

General and administrative expenses include fees paid to ArcLight under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include direct general and administrative expenses for costs and expenses of employees performing engineering, health, safety and environmental services, third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $21.6 million, $19.4 million and $14.1 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2018 is primarily attributable to an increase in the omnibus fee beginning May 13, 2018 and costs associated with the Take-Private Transaction. The increase in general and administrative expenses for the year ended December 31, 2017 is primarily attributable to the May 3, 2017 increase in the omnibus fee and costs for pursuing acquisition and other growth opportunities.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2018, 2017 and 2016, the insurance expense was approximately $5.0 million, $4.1 million and $4.1 million, respectively. The increase in insurance expense for the year ended December 31, 2018 is primarily attributable to the December  15, 2017 West Coast acquisition.

Equity-based compensation expense includes expense associated with us reimbursing ArcLight for awards granted by them to certain key officers and employees who provide service to us that vest over future service periods and, prior to the consummation of the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated, in relevant part, in connection with the Take-Private Transaction). Prior to the consummation of the Take-Private Transaction, we had the intent and ability to settle our reimbursement for the bonus awards by issuing additional common units, and accordingly, we accounted for the bonus awards as an equity award; following the Take-Private Transaction, we will settle our awards through cash compensation. The expenses associated with these reimbursements were approximately $3.5 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Depreciation and amortization expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $49.5 million, $36.0 million and $32.4 million, respectively. The increase in depreciation and amortization expense for the years ended December 31, 2018 and 2017 is primarily attributable to placing the Collins expansion project in service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017 and the December 15, 2017 West Coast acquisition.

Interest expense for the years ended December 31, 2018, 2017 and 2016 was approximately $31.9 million, $10.5 million and $7.8 million, respectively. The increase in interest expense for the years ended December 31, 2018 and 2017 is primarily attributable to financing the December 15, 2017 acquisition of the West Coast terminals, the February 12, 2018 issuance of senior notes and increases in LIBOR based interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2018, 2017 and 2016, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
BOSTCO	42.5%	42.5%	$203,005	$209,373
Frontera	50%	50%	24,026	23,808
Total investments in unconsolidated affiliates			$227,031	$233,181

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$5,767	$3,543	$6,933
Frontera	3,085	3,528	3,096
Total earnings from investments in unconsolidated affiliates	$8,852	$7,071	$10,029

The decrease in earnings from our investment in BOSTCO for the year ended December 31, 2017 is primarily attributable to increased dredging costs and the terminal being offline revenue for a few days due to Hurricane Harvey. There was no damage to the terminal as a result of Hurricane Harvey.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$—	$145	$2,125
Frontera	1,413	2,000	100
Additional capital investments in unconsolidated affiliates	$1,413	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$12,135	$12,256	$14,331
Frontera	4,280	4,872	3,530
Cash distributions received from unconsolidated affiliates	$16,415	$17,128	$17,861

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our working capital requirements, distributions to equity owners, approved investments, approved capital projects and approved future expansion, development and acquisition opportunities. We expect to fund any investments, capital projects and future expansion, development and acquisition opportunities with cash flows from operations and additional borrowings under our revolving credit facility.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$118,313	$103,704	$79,107
Net cash used in investing activities	$(56,660)	$(337,070)	$(69,089)
Net cash provided by (used) in financing activities	$(62,514)	$233,696	$(10,106)

The increase in net cash provided by operating activities for the year ended December 31, 2018 is primarily attributable to increased revenue related to the acquisition of the West Coast terminals in December 2017. The increase in net cash provided by operating activities for the year ended December 31, 2017 is primarily attributable to increased revenue related to placing 2.0 million barrels of new tank capacity at our Collins terminal into service in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017, re-contracting of available storage capacity throughout 2017 and the timing of working capital requirements.

The decrease in net cash used in investing activities for the year ended December 31, 2018 and the increase in net cash used in investing activities for the year ended December 31, 2017  includes a change of $276.8 million for the December 15, 2017 acquisition of the West Coast terminals.

Additional investments and expansion capital projects at our terminals have been approved that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2019. At December 31, 2018, the remaining expenditures to complete the approved projects are estimated to be approximately $70 million. These expenditures primarily relate to the construction costs associated with our Collins, Phase II terminal expansion and our expansion of our Brownsville operations.

Our Collins Phase II terminal expansion includes the construction of an additional approximately 870,000 barrels of new storage capacity and significant improvements to the Colonial Pipeline receipt and delivery manifolds. Total capital expenditures for this project are expected to be approximately $55 million. Approximately 870,000 barrels were placed into commercial service in the first quarter of 2019, with the manifold improvements to be placed into commercial service in the second quarter of 2019.

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

Net cash used by financing activities for the year ended December 31, 2018 and net cash provided by financing activities for the year ended December 31, 2017 changed primarily a result of funding the $276.8 million December 15, 2017 acquisition of the West Coast terminals.

Third amended and restated senior secured credit facility.  On March 13, 2017, we entered into the third amended and restated senior secured revolving credit facility, or our “revolving credit facility,” which provided for a maximum borrowing line of credit equal to $600 million. On December 14, 2017 we amended our revolving credit facility, which increased the maximum borrowing line of credit to $850 million, in connection with the acquisition of the West Coast terminals. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2018, our outstanding borrowings under our revolving credit facility were $306 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 3.0 to 1.0; however while any Qualified Senior Notes are outstanding not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” As of December 31, 2018, we were in compliance with all financial covenants under our revolving credit facility.

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

	Three months ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2018	2018	2018	2018	2018
Financial performance covenant tests:
Consolidated EBITDA (1)	$32,921	$33,833	$36,063	$30,663	$133,480
Material Project credit (2)	—	854	663	8,220	9,737
Consolidated EBITDA for the leverage ratios (1)	$32,921	$34,687	$36,726	$38,883	$143,217
Revolving credit facility debt					306,000
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$606,000
Senior secured leverage ratio					2.14
Total leverage ratio					4.23
Consolidated EBITDA for the interest coverage ratio (1)	$32,921	$33,833	$36,063	$30,663	$133,480
Consolidated interest expense (1) (3)	$6,419	$8,188	$8,464	$8,396	$31,467
Interest coverage ratio					4.24
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$32,921	$34,687	$36,726	$38,883	$143,217
Material Project credit (2)	—	(854)	(663)	(8,220)	(9,737)
Interest expense	(6,461)	(8,273)	(8,608)	(8,558)	(31,900)
Unrealized loss on derivative instruments	42	85	144	162	433
Amortization of deferred revenue	(187)	(149)	(119)	131	(324)
Settlement of tax withholdings on equity-based compensation	341	317	—	—	658
Change in operating assets and liabilities	(2,262)	9,656	3,122	5,720	16,236
Cash flows provided by operating activities	$24,394	$35,469	$30,602	$28,118	$118,583

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)

Reflects percentage of completion pro forma credit related to the Collins Phase II terminal expansion and the Brownsville terminal expansion that qualify as a “Material Project” under the terms of our revolving credit facility.

(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Termination of shelf registration.  On September 2, 2016, the SEC declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. Prior to the Take-Private Transaction, the shelf registration statement allowed us to issue common units and debt securities. In February 2018, we used the shelf registration statement to issue senior notes (see Note 21 of Notes to consolidated financial statements). In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership unissued but issuable thereunder. The senior notes remain outstanding and the Company is voluntarily filing pursuant to the covenants contained in the senior notes.

Contractual obligations and contingencies.  We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2018 are as follows (in thousands):

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter
Additions to property, plant and equipment under contract	$25,759	$—	$—	$—	$—	$—
Operating leases—property and equipment	3,015	3,374	3,210	2,315	2,263	6,287
Revolving credit facility	—	—	—	306,000	—	—
Interest expense on revolving credit facility (1)	17,595	17,595	17,595	3,519	—	—
6.125% senior notes due in 2026	—	—	—	—	—	300,000
Interest expense on 6.125% senior notes due in 2026 (2)	18,375	18,375	18,375	18,375	18,375	38,945
Total contractual obligations to be settled in cash	$64,744	$39,344	$39,180	$330,209	$20,638	$345,232

(1)

Assumes that our outstanding revolving credit facility debt at December 31, 2018 remains outstanding until its maturity date and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2018, which is 5.75% per year.

(2)	Assumes that senior notes at December 31, 2018 remain outstanding until their maturity date and we incur interest expense at the coupon rate of 6.125%.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our revolving credit facility, and our relationship with institutional lenders should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2018, we are party to an interest rate swap agreement with a notional amount of $50.0 million that expires March 11, 2019. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate of approximately 0.97% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense. At December 31, 2018, we had outstanding borrowings of $306 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at December 31, 2018, the terms of our interest rate swap agreement and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.6 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC (formerly TransMontaigne Partners L.P.) and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 15, 2019

We have served as the Company’s auditor since 2012.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$332	$923
Trade accounts receivable, net	14,042	11,017
Due from affiliates	1,402	1,509
Other current assets	8,193	20,654
Total current assets	23,969	34,103
Property, plant and equipment, net	688,179	655,053
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	227,031	233,181
Other assets, net	50,769	55,238
	$999,376	$987,003
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$27,007	$8,527
Due to affiliates	456	—
Accrued liabilities	28,921	17,426
Total current liabilities	56,384	25,953
Other liabilities	4,643	3,633
Long-term debt	598,622	593,200
Total liabilities	659,649	622,786
Commitments and contingencies (Note 16)
Equity:
Common unitholders (16,229,123 units issued and outstanding at December 31, 2018 and 16,177,353 units issued and outstanding at December 31, 2017)	286,237	310,769
General partner interest (2% interest with 331,206 equivalent units outstanding at December 31, 2018 and 330,150 equivalent units outstanding at December 31, 2017)	53,490	53,448
Total equity	339,727	364,217
	$999,376	$987,003

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(In thousands, except per unit amounts)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Revenue:
External customers	$211,303	$176,079	$156,506
Affiliates	16,790	7,193	8,418
Total revenue	228,093	183,272	164,924
Operating costs and expenses:
Direct operating costs and expenses	(82,028)	(67,700)	(68,415)
General and administrative expenses	(21,615)	(19,433)	(14,100)
Insurance expenses	(4,976)	(4,064)	(4,081)
Equity-based compensation expense	(3,478)	(2,999)	(3,263)
Depreciation and amortization	(49,535)	(35,960)	(32,383)
Loss on disposition of assets	(901)	—	—
Total operating costs and expenses	(162,533)	(130,156)	(122,242)
Earnings from unconsolidated affiliates	8,852	7,071	10,029
Operating income	74,412	60,187	52,711
Other expenses:
Interest expense	(31,900)	(10,473)	(7,787)
Amortization of deferred issuance costs	(3,037)	(1,221)	(818)
Total other expenses	(34,937)	(11,694)	(8,605)
Net earnings	39,475	48,493	44,106
Less—earnings allocable to general partner interest including incentive distribution rights	(15,675)	(12,705)	(9,340)
Net earnings allocable to limited partners	$23,800	$35,788	$34,766
Net earnings per limited partner unit—basic	$1.46	$2.20	$2.14
Net earnings per limited partner unit—diluted	$1.45	$2.20	$2.14

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(Dollars in thousands)

		General
	Common	partner
	units	interest	Total
Balance December 31, 2015	$326,224	$57,747	$383,971
Distributions to unitholders	(44,211)	(8,898)	(53,109)
Equity-based compensation	3,128	—	3,128
Issuance of 19,008 common units pursuant to our long-term incentive plan	135	—	135
Issuance of 2,094 common units pursuant to our savings and retention program	—	—	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	9	9
Excess of $12.0 million purchase price of hydrant system from affiliate over the carryover basis of the net assets	—	(5,506)	(5,506)
Net earnings for year ended December 31, 2016	34,766	9,340	44,106
Balance December 31, 2016	320,042	52,692	372,734
Distributions to unitholders	(47,349)	(11,985)	(59,334)
Equity-based compensation	2,729	—	2,729
Issuance of 6,498 common units pursuant to our long-term incentive plan	270	—	270
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(711)	—	(711)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	36	36
Net earnings for year ended December 31, 2017	35,788	12,705	48,493
Balance December 31, 2017	310,769	53,448	364,217
Distributions to unitholders	(51,152)	(15,672)	(66,824)
Equity-based compensation	3,208	—	3,208
Issuance of 6,972 common units pursuant to our long-term incentive plan	270	—	270
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	39	39
Net earnings for the year ended December 31, 2018	23,800	15,675	39,475
Balance December 31, 2018	$286,237	$53,490	$339,727

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(Dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$39,475	$48,493	$44,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,535	35,960	32,383
Loss on disposition of assets	901	—	—
Earnings from unconsolidated affiliates	(8,852)	(7,071)	(10,029)
Distributions from unconsolidated affiliates	15,565	17,128	17,861
Equity-based compensation expense	3,478	2,999	3,263
Amortization of deferred issuance costs	3,037	1,221	818
Amortization of deferred revenue	(324)	(333)	(248)
Unrealized (gain) loss on derivative instruments	433	(232)	(344)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable, net	(2,797)	(1,593)	(2,987)
Due from affiliates	107	(856)	427
Other current assets	2,579	1,457	(7,082)
Amounts due under long-term terminaling services agreements, net	1,160	801	337
Deposits	—	—	(193)
Trade accounts payable	2,335	2,522	(2,092)
Due to affiliates	456	—	—
Accrued liabilities	11,495	3,208	2,887
Net cash provided by operating activities	118,583	103,704	79,107
Cash flows from investing activities:
Acquisition of terminal assets	—	(276,760)	(12,000)
Investments in unconsolidated affiliates	(1,413)	(2,145)	(2,225)
Return of investment in unconsolidated affiliates	850	—	—
Capital expenditures	(66,122)	(58,165)	(54,864)
Proceeds from sale of assets	10,025	—	—
Net cash used in investing activities	(56,660)	(337,070)	(69,089)
Cash flows from financing activities:
Proceeds from senior notes	300,000	—	—
Borrowings under revolving credit facility	166,400	442,100	199,900
Repayments under revolving credit facility	(453,600)	(140,700)	(156,100)
Deferred issuance costs	(7,871)	(7,695)	(806)
Settlement of tax withholdings on equity-based compensation	(658)	(711)	—
Distributions paid to unitholders	(66,824)	(59,334)	(53,109)
Contribution of cash by TransMontaigne GP	39	36	9
Net cash provided by (used in) financing activities	(62,514)	233,696	(10,106)
Increase (decrease) in cash and cash equivalents	(591)	330	(88)
Cash and cash equivalents at beginning of period	923	593	681
Cash and cash equivalents at end of period	$332	$923	$593
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,635	$10,077	$8,097
Property, plant and equipment acquired with accounts payable	$19,353	$3,207	$5,114

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2018, 2017 and 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners LLC (“we,” “us,” “our,” “the Company”) provides integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, in the Southeast and along the West Coast.

We were originally formed as TransMontaigne Partners L.P. (“the Partnership), in February 2005 as a Delaware limited partnership. Through February 26, 2019, the Partnership’s common units were listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “TLP”. The Partnership was controlled by a general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which was an indirect, controlled subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). TransMontaigne GP also held the Partnership’s incentive distribution rights, which were non‑voting limited partner interests with the rights set forth in the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 27, 2005, as amended from time to time.

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (iv), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange (“NYSE”). Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and we are voluntary filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 4 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At December 31, 2018, we did not have any contract assets related to ASC 606.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. Pipeline transportation revenue is accounted for in accordance with ASC 840.

Management fees and reimbursed costs.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees and reimbursed costs related to lease revenue are accounted for in accordance with ASC 840.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

In connection with our previous acquisitions of certain terminals, a wholly owned subsidiary of NGL Energy Partners LP agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals. Pursuant to the acquisition agreements for each of the Florida (except Pensacola) and Midwest terminals, the Southeast terminals, the Brownsville and River terminals, and the Pensacola, Florida Terminal, a wholly owned subsidiary of NGL Energy Partners LP is obligated to indemnify us against environmental claims, losses and expenses that were associated with the ownership or operation of the terminals prior to our purchase. In each acquisition agreement, the maximum indemnification liability is subject to a specified time period for indemnification, cap on indemnification and satisfaction of a deductible amount before indemnification, in each case subject to certain exceptions, limitations and conditions specified therein. There are no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after certain specified dates. The environmental indemnification obligations of to us remain in place and were not affected by the Take-Private Transaction.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(h) Asset retirement obligations

Asset retirement obligations are legal obligations associated with the retirement of long‑lived assets that result from the acquisition, construction, development or normal use of the asset. GAAP requires that the fair value of a liability related to the retirement of long‑lived assets be recorded at the time a legal obligation is incurred. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is adjusted to reflect changes in the asset retirement obligation. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. Our long‑lived assets consist of above‑ground storage facilities and underground pipelines. We are unable to predict if and when these long‑lived assets will become completely obsolete and require dismantlement. We have not recorded an asset retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long‑lived assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

(i) Equity-based compensation

GAAP requires us to measure the cost of services received in exchange for an award of equity instruments based on the measurement‑date fair value of the award. That cost is recognized during the period services are provided in exchange for the award (see Note 14 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

GAAP requires us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Notes 5 and 9 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

At December 31, 2018 and 2017, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $50.0 million and $125.0 million, respectively. The remaining derivative instrument outstanding at December 31, 2018 expired March 11, 2019. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 0.97% and 1.01% for the years ended December 31, 2018 and 2017, respectively, and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

(n) Recent accounting pronouncements

Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (”FASB”) issued ASU 2016-02, Leases’ followed by a series of related accounting standard updates (collectively referred to as “Topic 842”). Topic 842 establishes a new accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of operations in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged compared to current accounting guidance. The new standard will become effective for us beginning with the first quarter 2019. We adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to 1) carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption, 2) carryforward the existing lease classification, and 3) not reassess initial direct costs associated with existing leases. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and we expect most existing operating lease commitments will be recognized as operating leases and right-of-use assets upon adoption. Based on our ongoing assessment, we expect approximately $35 million of right-of-use assets and lease liabilities will be recognized in our consolidated balance sheet upon adoption.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

Effective January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this ASU did not have a material impact on our consolidated financial statements.

(2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time. The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key employees of TLP Management Services who perform services for the Partnership and (iii) the administrative fee for the provision of various general and administrative services for the Company’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services, to the extent such services are not outsourced by the Company. The administrative fee is recognized as a component of general and administrative expenses and for the years ended December 31, 2018, 2017 and 2016, the administrative fee paid by the Partnership was approximately $10.3 million, $12.8 million and $11.4 million, respectively.

In connection with our Collins Phase II expansion project, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase, on May 7, 2018 the Company, with the concurrence of the conflicts committee of our general partner, entered into the third amended and restated omnibus agreement to allow us to assume the costs and expenses of employees of TLP Management Services performing engineering and environmental safety and occupational health (ESOH) services for and on behalf of the Company and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under GAAP.

Prior to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the employees of TLP Management Services performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was reduced to approximately $8.4 million and the Partnership bore the approximately $8.9 million costs and expenses of the employees of TLP Management Services performing engineering and ESOH services for and on behalf of the Partnership.

We adopted and entered into the fourth amended and restated omnibus agreement in connection with the Take-Private Transaction, primarily to address certain changes in our governance as a result thereof, including the removal of

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

our conflicts committee. The administrative fee under the fourth amended and restated omnibus agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. We do not directly employ any of the persons responsible for managing our business.  Our officers and the employees who provide services to the Company are employed by TLP Management Services, a wholly owned subsidiary of ArcLight.  TLP Management Services provides payroll and maintains all employee benefits programs on our behalf pursuant to the omnibus agreement.

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture or (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2018, 2017 and 2016 we recognized approximately $5.8 million, $5.3 million and $5.0 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2019 and June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ and 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. For the years ended December 31, 2018, 2017 and 2016 we recognized approximately $2.5 million, $1.9 million and $0.5 million, respectively, of revenue related to this agreement.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2018, 2017 and 2016 we recognized approximately $8.5 million, $nil and $nil, respectively, of revenue related to this agreement with Associated Asphalt Marketing, LLC.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(3)	BUSINESS COMBINATION AND TERMINAL ACQUISITION

On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of $276.8 million. The West Coast terminals represent two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex with a total of 64 storage tanks with approximately 5.3 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the West Coast terminals from December 15, 2017.

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

These unaudited pro forma results for the Company as a whole are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on January 1, 2016 or the results that will be attained in the future (in thousands):

	Pro Forma year ended December 31,
	2017	2016
Revenue	$226,653	$205,605
Net earnings	$55,856	$46,276

Significant pro forma adjustments include depreciation expense and interest expense on the incremental borrowings necessary to finance this acquisition as well as adjustments to remove the related party transactions included in the historical financial statements of the West Coast terminals.

On January 28, 2016, we acquired from a subsidiary of NGL Energy Partners LP its Port Everglades, Florida hydrant system for a cash payment of $12.0 million. At the time of the acquisition NGL Energy Partners LP controlled out operations through its ownership interest of our general partner. The hydrant system encompasses a system for fueling cruise ships. The acquisition of the hydrant system has been recorded at the carryover basis in a manner similar to a reorganization of entities under common control. Accordingly, we recorded the assets at their net book value of $6.5 million with the remaining purchase price of $5.5 million recorded as a reduction to the general partner equity interest. The difference between the consideration we paid and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statement of equity as a decrease to the general partner’s interest. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the hydrant system from January 28, 2016. As this transaction is not considered material to our consolidated financial statements we did not recast prior period consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and in the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as ASC 606 revenue in accordance with ASC 606 approximate $3.9 million at December 31, 2018. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Trade accounts receivable	$14,151	$11,128
Less allowance for doubtful accounts	(109)	(111)
	$14,042	$11,017

The following table presents a roll forward of our allowance for doubtful accounts (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2018	$111	$—	$(2)	$109
2017	$119	$—	$(8)	$111
2016	$475	$298	$(654)	$119

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
NGL Energy Partners LP	22%	26%	23%
RaceTrac Petroleum Inc.	11%	13%	12%
Castleton Commodities International LLC	10%	13%	14%

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Amounts due from insurance companies	$2,861	$1,981
Prepaid insurance	1,371	4,151
Additive detergent	1,218	1,715
Unrealized gain on derivative instrument	143	—
Deposits and other assets	2,600	12,807
	$8,193	$20,654

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2018 and 2017, we have recognized amounts due from insurance companies of approximately $2.9 million and $2.0 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2018, we received reimbursements from insurance companies of approximately $0.7 million. During the year ended December 31, 2018, we increased our estimate of probable future insurance recoveries by approximately $1.6 million.

Deposits and other assets.  Deposits and other assets at December 31, 2017 includes a deposit of approximately $10.2 million paid during the fourth quarter 2017 related to future expansion opportunities that closed in the first quarter of 2018. Concurrently we sold these assets to a third party for cash proceeds equal to our deposit amount of $10.2 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2018	2017
Land	$83,451	$83,310
Terminals, pipelines and equipment	918,503	885,429
Furniture, fixtures and equipment	6,022	4,430
Construction in progress	64,588	21,575
	1,072,564	994,744
Less accumulated depreciation	(384,385)	(339,691)
	$688,179	$655,053

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2018	2017
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At December 31, 2018 and 2017 our Brownsville terminals and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2018 substantially exceeded the carrying amount. The purchase price and estimated assessment of the fair value of the assets acquired and liabilities assumed in our acquisition of the West Coast terminals was performed as of the acquisition date, December 15, 2017, as such the estimated fair value equaled its carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2018 and 2017, respectively. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2018 and 2017, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
BOSTCO	42.5%	42.5%	$203,005	$209,373
Frontera	50%	50%	24,026	23,808
Total investments in unconsolidated affiliates			$227,031	$233,181

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

At December 31, 2018 and 2017, our investment in BOSTCO includes approximately $6.8 million and $7.0 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$5,767	$3,543	$6,933
Frontera	3,085	3,528	3,096
Total earnings from investments in unconsolidated affiliates	$8,852	$7,071	$10,029

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$—	$145	$2,125
Frontera	1,413	2,000	100
Additional capital investments in unconsolidated affiliates	$1,413	$2,145	$2,225

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
BOSTCO	$12,135	$12,256	$14,331
Frontera	4,280	4,872	3,530
Cash distributions received from unconsolidated affiliates	$16,415	$17,128	$17,861

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Current assets	$19,299	$24,976	$5,866	$5,649
Long-term assets	455,984	469,348	45,115	44,292
Current liabilities	(12,471)	(17,550)	(2,845)	(2,147)
Long-term liabilities	(1,259)	—	(84)	(178)
Net assets	$461,553	$476,774	$48,052	$47,616

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Statements of income:

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Revenue	$66,288	$66,235	$66,863	$24,017	$22,193	$18,958
Expenses	(51,993)	(55,687)	(48,149)	(17,847)	(15,137)	(12,766)
Net earnings	$14,295	$10,548	$18,714	$6,170	$7,056	$6,192

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Customer relationships, net of accumulated amortization of $4,887 and $2,294, respectively	$44,543	$47,136
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $7,656 and $5,984, respectively	5,515	6,778
Amounts due under long-term terminaling services agreements	422	460
Unrealized gain on derivative instruments	—	576
Deposits and other assets	289	288
	$50,769	$55,238

Customer relationships.  Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight‑line basis over approximately twenty years. Expected future amortization expense for the customer relationships as of December 31, 2018 is as follows (in thousands):

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$2,350	$2,350	$2,350	$2,350	$2,350	$32,793

Deferred financing costs.  Deferred financing costs are amortized using the effective interest method over the term of the related credit facility.

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At December 31, 2018 and 2017, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.4 million and $0.5 million, respectively.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Customer advances and deposits	$11,927	$10,265
Accrued property taxes	2,993	1,381
Accrued environmental obligations	1,556	1,855
Interest payable	7,814	982
Accrued expenses and other	4,631	2,943
	$28,921	$17,426

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2018, approximately $0.8 million of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the year ended December 31, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.5 million. At December 31, 2018 and 2017, we have billed and collected from certain of our customers approximately $11.9 million and $10.3 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At December 31, 2018 and 2017, we have accrued environmental obligations of approximately $1.6 million and $1.9 million, respectively, representing our best estimate of our remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at			Balance at
	beginning		Increase	end of
	of period	Payments	in estimate	period
2018	$1,855	$(457)	$158	$1,556
2017	$2,107	$(1,204)	$952	$1,855
2016	$1,047	$(1,322)	$2,382	$2,107

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Advance payments received under long-term terminaling services agreements	$2,721	$1,599
Deferred revenue	1,922	2,034
	$4,643	$3,633

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue either on a straight‑line basis over the term of the respective agreements or when services have been provided based on volumes of product distributed. At December 31, 2018 and

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

2017, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $2.7 million and $1.6 million, respectively.

Deferred revenue.  Pursuant to historical agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At December 31, 2018 and 2017, we have unamortized deferred revenue for completed projects of approximately $1.9 million and $2.0 million, respectively. During the years ended December 31, 2018, 2017 and 2016, we billed our customers approximately $1.7 million, $0.5 million and $0.5 million, respectively for completed projects. During the years ended December 31, 2018, 2017 and 2016, we recognized revenue on a straight‑line basis of approximately $1.8 million, $0.7 million and $0.5 million, respectively, for completed projects. At December 31, 2018, approximately $0.2 million of the deferred revenue-ethanol blending fees and other projects balance is considered contract liabilities under ASC 606. Revenue recognized during the year ended December 31, 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.2 million.

(12) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2018	2017
Revolving credit facility due in 2022	$306,000	$593,200
6.125% senior notes due in 2026	300,000	—
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $704 and $nil, respectively	(7,378)	—
	$598,622	$593,200

On February 12, 2018, the Partnership and TLP Finance Corp., our wholly owned subsidiary, completed the sale of $300 million of 6.125% senior notes, issued at par and due 2026. The senior notes were guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. Net proceeds, after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility.

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

Our senior secured revolving credit facility, or our “revolving credit facility,” provides for a maximum borrowing line of credit equal to $850 million at December 31, 2018. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our partnership agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). We were in compliance with all financial covenants as of and during the years ended December 31,

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

2018 and 2017. The principal balance of loans and any accrued and unpaid interest as of December 31, 2018 are due and payable in full on March 13, 2022, the maturity date for our revolving credit facility.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the years ended December 31, 2018, 2017 and 2016, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.2%,  3.5% and 3.1%, respectively. At December 31, 2018 and 2017, our outstanding borrowings under our revolving credit facility were $306 million and $593.2 million, respectively. At both December 31, 2018 and 2017, our outstanding letters of credit were $0.4 million.

In February 2018, we and TLP Finance Corp., our 100% owned subsidiary, issued senior notes that were guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. TransMontaigne Partners LLC has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners LLC through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. None of the assets of TransMontaigne Partners LLC or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

(13) EQUITY

The number of units outstanding were as follows:

		General
	Common	partner
	units	equivalent units
Units outstanding at December 31, 2016	16,137,650	329,339
Issuance of common units by our long-term incentive plan	6,498	—
Issuance of common units pursuant to our savings and retention program	33,205	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	811
Units outstanding at December 31, 2017	16,177,353	330,150
Issuance of common units by our long-term incentive plan	6,972	—
Issuance of common units pursuant to our savings and retention program	44,798	—
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	1,056
Units outstanding at December 31, 2018	16,229,123	331,206

(14) EQUITY-BASED COMPENSATION

We have a savings and retention program to compensate certain employees of TLP Management Services who provide services to the Company. Prior to the Take-Private Transaction, we also had a long‑term incentive plan to compensate the independent directors of our general partner. Awards under the long-term incentive plan were settled in our common units, and accordingly, we accounted for the awards as an equity award, or “restricted phantom units”. For awards to the independent directors, equity‑based compensation expense was approximately $270,000,  $270,000 and $722,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Activity under the long-term incentive plan was as follows:

	Restricted	NYSE
	phantom	closing
	units	price
Restricted phantom units outstanding at December 31, 2015	15,750
Vesting on February 1, 2016	(15,750)	$30.41
Grant on October 21, 2016	3,258	$41.45
Vesting on October 21, 2016	(3,258)	$41.45
Restricted phantom units outstanding at December 31, 2016	—
Grant on October 20, 2017	6,498	$41.55
Vesting on October 20, 2017	(6,498)	$41.55
Restricted phantom units outstanding at December 31, 2017	—
Grant on October 19, 2018	6,972	$38.73
Vesting on October 19, 2018	(6,972)	$38.73
Restricted phantom units outstanding at December 31, 2018	—

Savings and retention program. The purpose of the savings and retention program is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Awards under the program with respect to individuals providing services to the Company generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Company, or TLP Management Services, as specified in the program; however, these terms may be subject to varying terms for future awards.  The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

A person will satisfy the age and length of service thresholds of the program upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TLP Management Services or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of TLP Management Services or any of its affiliates or predecessors.

Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award, or “restricted phantom units”. Following the Take-Private Transaction, we plan to index the awards to other forms of “investments”, and have the intent and ability to settle the awards in cash, and accordingly, we intend to account for the awards as liability awards.

Given that we do not have any employees to provide corporate and support services and instead we contract for such services under the omnibus agreement, GAAP requires us to classify the savings and retention program awards as a non-employee award and measure the cost of services received based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested awards, is recognized over the period during which services are provided in exchange for the award. As of December 31, 2018, there was approximately $1.5 million of total unrecognized compensation expense related to unvested awards, which is expected to be recognized over the remaining weighted average period of 1.42 years.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

For the years ended December 31, 2018, 2017 and 2016, the expense associated with the savings and retention program’s equity-based compensation was approximately $3.2 million, $2.7 million and $2.5 million, respectively.

Activity related to our equity-based awards granted under the savings and retention program was as follows:

		Weighted		Weighted
		average		average
	Vested	price	Unvested	price
Restricted phantom units outstanding at December 31, 2017	91,877	$38.91	54,244	$38.81
Issuance of units	(44,798)	$37.75	—	$—
Units withheld for settlement of withholding taxes	(16,822)	$37.59	—	$—
Unit accrual for distributions paid	7,539	$38.04	5,374	$38.04
Vesting of units	20,248	$36.77	(20,248)	$36.77
Grant of units	46,362	$35.23	33,097	$35.23
Forfeiture of units	—	$—	(1,259)	$34.87
Restricted phantom units outstanding at December 31, 2018	104,406	$38.52	71,208	$38.25
Vested and expected to vest at December 31, 2018	175,614	$38.41

(15) NET EARNINGS PER LIMITED PARTNER UNIT

The following table reconciles net earnings to earnings allocable to limited partners and sets forth the computation of basic and diluted net earnings per limited partner unit (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net earnings	$39,475	$48,493	$44,106
Less:
Distributions payable on behalf of incentive distribution rights	(15,189)	(11,974)	(8,630)
Distributions payable on behalf of general partner interest	(1,056)	(986)	(916)
Earnings allocable to general partner interest less than distributions payable to general partner interest	570	255	206
Earnings allocable to general partner interest including incentive distribution rights	(15,675)	(12,705)	(9,340)
Net earnings allocable to limited partners per the consolidated statements of operations	$23,800	$35,788	$34,766
Basic weighted average units	16,316	16,258	16,210
Diluted weighted average units	16,360	16,284	16,229
Net earnings per limited partner unit—basic	$1.46	$2.20	$2.14
Net earnings per limited partner unit—diluted	$1.45	$2.20	$2.14

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Pursuant to our partnership agreement we were required to distribute available cash (as defined by our partnership agreement) as of the end of the reporting period. Such distributions are declared within 45 days after the end of each quarter. The following table sets forth the distribution declared per common unit attributable to the periods indicated:

Distribution
January 1, 2016 through March 31, 2016	$0.680
April 1, 2016 through June 30, 2016	$0.690
July 1, 2016 through September 30, 2016	$0.700
October 1, 2016 through December 31, 2016	$0.710
January 1, 2017 through March 31, 2017	$0.725
April 1, 2017 through June 30, 2017	$0.740
July 1, 2017 through September 30, 2017	$0.755
October 1, 2017 through December 31, 2017	$0.770
January 1, 2018 through March 31, 2018	$0.785
April 1, 2018 through June 30, 2018	$0.795
July 1, 2018 through September 30, 2018	$0.805
October 1, 2018 through December 31, 2018	$0.805

(16) COMMITMENTS AND CONTINGENCIES

Contract commitments.  At December 31, 2018, we have contractual commitments of approximately $35.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2019.

Operating leases.  We lease property and equipment under non‑cancelable operating leases that extend through August 2030. At December 31, 2018, future minimum lease payments under these non‑cancelable operating leases are as follows (in thousands):

Years ending December 31:
2019	$3,015
2020	3,374
2021	3,210
2022	2,315
2023	2,263
Thereafter	6,287
$20,464

Included in the above non‑cancelable operating lease commitments are amounts for property rentals that we have sublet under non‑cancelable sublease agreements or have reimbursement agreements with affiliates, for which we expect to receive minimum rentals of approximately $10.4 million in future periods.

Rental expense under operating leases was approximately $2.0 million, $3.3 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and cash equivalents.  The carrying amount approximates fair value because of the short‑term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments.  The carrying amount of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at December 31, 2018 was approximately $268.5 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

Year ended
December 31,
2018
Terminaling services fees:
Firm commitments (ASC 840 revenue)	$158,055
Firm commitments (ASC 606 revenue)	13,719
Total firm commitments revenue	171,774
Ancillary revenue (ASC 606 revenue)	42,079
Ancillary revenue (ASC 840 revenue)	2,378
Total ancillary revenue	44,457
Total terminaling services fees	216,231
Pipeline transportation fees (ASC 840 revenue)	3,295
Management fees and reimbursed costs (ASC 840 revenue)	223
Management fees and reimbursed costs (ASC 606 revenue)	8,344
Total management fees and reimbursed costs	8,567
Total revenue	$228,093

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
2019	$4,006	$173	$—	$1,100	$—	$4,859	$10,138
2020	1,402	19	—	1,039	—	3,590	6,050
2021	1,145	—	—	519	—	3,464	5,128
2022	811	—	—	—	—	867	1,678
2023	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,364	$192	$—	$2,658	$—	$12,780	$22,994

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2018 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 840 in the amount of $141.7 million for 2019, $112.4 million for 2020, $83.5 million for 2021, $53.6 million for 2022, $39.8 million for 2023 and $487.0 million thereafter.

(19) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less direct operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals and pipeline system, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Gulf Coast Terminals:
Terminaling services fees	$64,338	$61,889	$54,619
Management fees and reimbursed costs	284	1,052	1,159
Other	—	—	932
Revenue	64,622	62,941	56,710
Direct operating costs and expenses	(22,817)	(22,829)	(22,952)
Net margins	41,805	40,112	33,758
Midwest Terminals and Pipeline System:
Terminaling services fees	10,127	9,265	9,469
Pipeline transportation fees	1,772	1,732	1,732
Revenue	11,899	10,997	11,201
Direct operating costs and expenses	(3,053)	(2,859)	(3,220)
Net margins	8,846	8,138	7,981
Brownsville Terminals:
Terminaling services fees	8,339	9,186	11,202
Pipeline transportation fees	1,523	3,987	5,057
Management fees and reimbursed costs	7,384	7,472	7,326
Other	—	—	1,900
Revenue	17,246	20,645	25,485
Direct operating costs and expenses	(7,812)	(10,447)	(11,338)
Net margins	9,434	10,198	14,147
River Terminals:
Terminaling services fees	10,654	10,883	10,868
Management fees and reimbursed costs	—	64	10
Other	—	—	1,700
Revenue	10,654	10,947	12,578
Direct operating costs and expenses	(6,832)	(6,624)	(7,957)
Net margins	3,822	4,323	4,621
Southeast Terminals:
Terminaling services fees	82,821	75,122	58,410
Management fees and reimbursed costs	891	882	540
Revenue	83,712	76,004	58,950
Direct operating costs and expenses	(26,836)	(24,302)	(22,948)
Net margins	56,876	51,702	36,002
West Coast Terminals:
Terminaling services fees	39,952	1,738	—
Management fees and reimbursed costs	8	—	—
Revenue	39,960	1,738	—
Direct operating costs and expenses	(14,678)	(639)	—
Net margins	25,282	1,099	—
Total net margins	146,065	115,572	96,509
General and administrative expenses	(21,615)	(19,433)	(14,100)
Insurance expenses	(4,976)	(4,064)	(4,081)
Equity-based compensation expense	(3,478)	(2,999)	(3,263)
Depreciation and amortization	(49,535)	(35,960)	(32,383)
Loss on disposition of assets	(901)	—	—
Earnings from unconsolidated affiliates	8,852	7,071	10,029
Operating income	74,412	60,187	52,711
Other expenses	(34,937)	(11,694)	(8,605)
Net earnings	$39,475	$48,493	$44,106

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2018
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$56,144	$11,899	$8,934	$10,654	$83,712	$39,960	$211,303
Frontera	—	—	8,312	—	—	—	8,312
Associated Asphalt, LLC	8,478	—	—	—	—	—	8,478
Revenue	$64,622	$11,899	$17,246	$10,654	$83,712	$39,960	$228,093
Capital expenditures	$5,357	$568	$15,673	$1,596	$35,070	$7,858	$66,122
Identifiable assets	$119,517	$19,542	$59,095	$45,667	$244,149	$276,456	$764,426
Cash and cash equivalents							332
Investments in unconsolidated affiliates							227,031
Revolving credit facility unamortized deferred issuance costs, net							5,515
Other							2,072
Total assets							$999,376

	Year ended December 31, 2017
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$62,941	$10,997	$13,452	$10,947	$76,004	$1,738	$176,079
Frontera	—	—	7,193	—	—	—	7,193
Revenue	$62,941	$10,997	$20,645	$10,947	$76,004	$1,738	$183,272
Capital expenditures	$6,233	$174	$11,678	$2,075	$37,957	$48	$58,165
Identifiable assets	$123,963	$20,502	$52,265	$49,761	$215,950	$276,317	$738,758
Cash and cash equivalents							923
Investments in unconsolidated affiliates							233,181
Revolving credit facility unamortized deferred issuance costs, net							6,778
Other							7,363
Total assets							$987,003

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

	Year ended December 31, 2016
		Midwest
		Terminals and
	Gulf Coast	Pipeline	Brownsville	River	Southeast	West Coast
	Terminals	System	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$56,586	$11,201	$20,028	$12,578	$56,113	$—	$156,506
NGL Energy Partners LP	124	—	—	—	2,837	—	2,961
Frontera	—	—	5,457	—	—	—	5,457
Revenue	$56,710	$11,201	$25,485	$12,578	$58,950	$—	$164,924
Capital expenditures	$7,675	$871	$1,428	$2,788	$42,102	$—	$54,864
Identifiable assets	$126,457	$21,919	$43,878	$53,005	$195,632	$—	$440,891
Cash and cash equivalents							593
Investments in unconsolidated affiliates							241,093
Revolving credit facility unamortized deferred issuance costs, net							1,298
Other							5,819
Total assets							$689,694

(20) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2018	2018	2018	2018	2018
	(in thousands except per unit amounts)
Revenue	$56,444	$55,344	$57,150	$59,155	$228,093
Direct operating costs and expenses	(20,145)	(19,275)	(19,910)	(22,698)	(82,028)
General and administrative expenses	(4,981)	(4,619)	(4,957)	(7,058)	(21,615)
Insurance expenses	(1,246)	(1,271)	(1,227)	(1,232)	(4,976)
Equity-based compensation expense	(2,017)	(441)	(483)	(537)	(3,478)
Depreciation and amortization	(11,808)	(13,160)	(12,310)	(12,257)	(49,535)
Loss on disposition of assets	—	—	—	(901)	(901)
Earnings from unconsolidated affiliates	2,889	2,444	1,862	1,657	8,852
Operating income	19,136	19,022	20,125	16,129	74,412
Interest expense	(6,461)	(8,273)	(8,608)	(8,558)	(31,900)
Amortization of deferred issuance costs	(501)	(1,289)	(622)	(625)	(3,037)
Net earnings	$12,174	$9,460	$10,895	$6,946	$39,475
Net earnings per limited partner unit—basic	$0.52	$0.34	$0.42	$0.18	$1.46
Net earnings per limited partner unit—diluted	$0.52	$0.34	$0.42	$0.17	$1.45

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
	(in thousands except per unit amounts)
Revenue	$44,850	$45,364	$45,449	$47,609	$183,272
Direct operating costs and expenses	(16,511)	(15,984)	(17,719)	(17,486)	(67,700)
General and administrative expenses	(3,971)	(4,080)	(5,247)	(6,135)	(19,433)
Insurance expenses	(1,006)	(1,002)	(999)	(1,057)	(4,064)
Equity-based compensation expense	(1,817)	(352)	(544)	(286)	(2,999)
Depreciation and amortization	(8,705)	(8,792)	(8,882)	(9,581)	(35,960)
Earnings from unconsolidated affiliates	2,560	2,120	1,884	507	7,071
Operating income	15,400	17,274	13,942	13,571	60,187
Interest expense	(2,152)	(2,525)	(2,656)	(3,140)	(10,473)
Amortization of deferred issuance costs	(294)	(271)	(320)	(336)	(1,221)
Net earnings	$12,954	$14,478	$10,966	$10,095	$48,493
Net earnings per limited partner unit—basic and diluted	$0.62	$0.70	$0.47	$0.41	$2.20

(21) SUBSEQUENT EVENTS

On January 14, 2019, we announced a distribution of $0.805 per unit for the period from October 1, 2018 through December 31, 2018, and we paid the distribution on February 8, 2019 to unitholders of record on January 31, 2019.

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (iv), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange (“NYSE”). Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities unissued but issuable thereunder. The senior notes remain outstanding and the Company is voluntarily filing pursuant to the covenants contained in the senior notes.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2018, 2017 and 2016

Further, in connection with the Take-Private Transaction, (i) effective February 26, 2019, we entered into the fourth amended and restated omnibus agreement and amended our senior secured credit facility, to among other things,  address governance changes in connection with our being wholly owned by an indirect controlled subsidiary of ArcLight, and (ii) on February 25, 2019, pursuant to the terms of the TLP Management Services savings and retention program, the plan administrator amended and restated the TLP Management Services savings and retention program, including to separate the program from the TLP Management Services 2016 long-term incentive plan and to remove common units of the partnership as an investment or payment option under the plan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of our sole equity-holder is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Management of TransMontaigne Partners LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TransMontaigne Partners LLC (formerly TransMontaigne Partners L.P.) and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 15, 2019

ITEM 9B.  OTHER INFORMATION

No information was required to be disclosed in a report on Form 8‑K, but not so reported, for the quarter ended December 31, 2018.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TLP Finance Holdings, LLC is our sole equity-holder and manages our operations and activities. Our company’s officers are employees of an affiliate of ArcLight, and we have no employees and all of our management and operational activities (not conducted by TLP Finance Holdings, LLC) are provided by TLP Management Services and such entity provides payroll and maintains all employee benefits programs on behalf of our company.  As we are managed by our sole equity- holder, TLP Finance Holdings, LLC, we do not have a board of directors and the decisions of TLP Finance Holdings, LLC are not governed by any specific policies. TLP Finance Holdings, LLC may adopt certain policies governing its decision-making processes with respect to our management in the future.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

To address governance changes in connection with our being wholly owned by an indirect controlled subsidiary of ArcLight following the Take-Private Transaction, the Company adopted a  Code of Ethics for Senior Financial Officers, which includes substantially similar terms to the policies in place for our general partner prior to the Take-Private Transaction. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of the Company, including the chief executive officer, the chief financial officer, the chief accounting officer, the chief operating officer and the president or persons performing similar functions.

In addition, to address governance changes in connection with our being wholly owned by an indirect controlled subsidiary of ArcLight following the Take Private Transaction, the Company adopted a Code of Business Conduct and Ethics, which applies to all employees providing services to the Company.

Management of the Company and Officers

TLP Finance Holdings, LLC, our sole equity-holder, manages and oversees our operations. As part of its oversight function, TLP Finance Holdings, LLC monitors how management operates the Partnership. When granting authority to management, approving strategies and receiving management reports, TLP Finance Holdings LLC considers, among other things, the risks and vulnerabilities we face.

As of the date of this report, the Company does not have its own board of directors. In connection with the Take-Private Transaction, on February 26, 2019, TransMontaigne GP L.L.C., the general partner of the Partnership prior to its conversion to a Delaware limited liability company, merged with and into the Company, with the Company surviving. In addition, as a result of the Take-Private Transaction, and the adoption of our limited liability company agreement on February 26, 2019, management of the Company was vested in TLP Finance Holdings, LLC. Accordingly, the board of directors of TransMontaigne GP L.L.C. was dissolved, and each of our former independent directors, Jay A. Wiese, Steven A. Blank, and Barry E. Welch resigned from the board of directors of TransMontaigne GP L.L.C. Each of Messrs. Wiese, Blank and Welch resigned without any claims for compensation (or otherwise), or any disagreements with any matter relating to the operations, internal controls, policies, or practices of the Partnership, the general partner, or the board of directors of the general partner, and the resignation of each was solely as a result of the Take-Private Transaction. In addition, as a result of the Take-Private Transaction and our management by TLP Finance Holdings, LLC following the effective-time thereof, none of Daniel R. Revers, Kevin M. Crosby, Lucius H. Taylor, or Theodore D. Burke, each of whom previously sat on the board of directors of TransMontaigne GP L.L.C. and are employees of ArcLight, continue to serve in such capacity.

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of an ArcLight affiliate, as of March 15, 2019:

Name	Age	Position
Frederick W. Boutin	63	Chief Executive Officer
James F. Dugan	61	Executive Vice President and Chief Operating Officer
Robert T. Fuller	49	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Hammell	48	Executive Vice President, General Counsel and Secretary
Mark S. Huff	60	President

Frederick W. Boutin has served as Chief Executive Officer of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since November of 2014. Prior to then he served as Executive Vice President and Chief Financial Officer beginning in January 2008. Mr. Boutin also managed business development and commercial contracting activities from December 2007 to July 2010 and from August 2013 to January 2015. Prior to February 1, 2016, Mr. Boutin also served in various other capacities at our general partner and its subsidiaries, and TransMontaigne and its predecessors, since 1995. Prior to his affiliation with TransMontaigne, Mr. Boutin was a Vice President at Associated Natural Gas Corporation, and its successor Duke Energy Field Services, and a certified public accountant with Peat Marwick. Mr. Boutin holds a B.S. in Electrical Engineering and an M.S. in Accounting from Colorado State University.

James F. Dugan has served as Executive Vice President and Chief Operating Officer of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since August 30, 2017. Mr. Dugan previously served as Executive Vice President, Engineering and Operations of our general partner and its subsidiaries from June 30, 2017 to August 30, 2017 and served as the Senior Vice President, Engineering and Operations of our general partner and its subsidiaries from January 2008 to June 30, 2017. Mr. Dugan joined TransMontaigne Inc. as Engineering Manager in 1998. He has over 16 years of experience in senior leadership positions overseeing domestic and international petroleum marine terminals, pipelines and engineering divisions. Mr. Dugan began his career as a Project Engineer for Gulf Interstate Energy in 1983 and in 1993 he joined Louis Dreyfus Energy as a Project Engineer. He has served on the Board of Directors for the International Liquid Terminals Association (ILTA) since 2011, and he holds certification through the American Petroleum Institute.

Robert T. Fuller has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since November of 2014. Prior to November of 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of our general partner and its subsidiaries since January 2011 and as its Assistant Treasurer since February 2012. Prior to his affiliation with TransMontaigne, Mr. Fuller spent 13 years as a certified public accountant with KPMG LLP. Mr. Fuller has a B.A. in Political Science from Fort Lewis College and a M.S. in Accounting from the University of Colorado. Mr. Fuller is licensed as a certified public accountant in Colorado and New York.

Michael A. Hammell has served as Executive Vice President, General Counsel and Secretary of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since October 2012. Mr. Hammell served as the Senior Vice President, Assistant General Counsel and Secretary of each of our general partner and the TransMontaigne entities from July 2011 to October 2012; as Vice President, Assistant General Counsel and Secretary from January 2011 to July 2011; as Vice President, Assistant General Counsel and Assistant Secretary from November 2007 until January 2011 and as Assistant General Counsel from April 2007 to November 2007. Prior to joining TransMontaigne, Mr. Hammell practiced at the law firm of Hogan & Hartson LLP (now Hogan Lovells). Mr. Hammell received a B.S. in Business Administration from the University of Colorado at Boulder and a J.D. from Northwestern University School of Law.

Mark S. Huff has served as President of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since August 2017. Mr. Huff served as Executive Vice President, Commercial Operations of our general partner and its subsidiaries from September 2016 to August 2017 and prior thereto as Senior Vice President, Commercial Operations since returning to the Partnership in January 2015. Prior thereto he served as Director of Business Development with Colonial Pipeline from November 2012 to January 2015 and as Managing Director of Vecenergy from 2008 to 2012. Mr. Huff was previously employed with a former affiliate of the Partnership from 1996 to 2007 where he was responsible at various times for the business development and product marketing activities of TransMontaigne Partners and its affiliates. Mr. Huff holds a B.S. in Nautical Science from the United States Merchant Marine Academy at Kings Point, NY.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied. Following the Take-Private Transaction, we do not expect to be required to file future Section 16(a) filings at this time.

Committees of the Board of Directors and Management following the Take-Private Transaction

        Prior to the Take-Private Transaction, the board of directors of our general partner had three standing committees: an audit committee, a conflicts committee and a compensation committee. Following the Take-Private Transaction, we no longer have a board of directors and are instead managed by our sole equity-holder. The Company is not required to have, and does not have, a separately designated standing audit committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. The Company has determined that it is not necessary to designate, and has not designated,  an “audit committee financial expert” as it is privately held and solely a voluntary filer with the Securities and Exchange Commission following the Take-Private Transaction as required by the covenants contained in the Company’s outstanding senior notes. As we do not have a board of directors, there are no applicable board nomination procedures to report.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. We are managed by ArcLight. Pursuant to our omnibus agreement with ArcLight, all of our  officers and the employees who provide services to us are employed by TLP Management Services, a wholly owned subsidiary of ArcLight. TLP Management Services provides payroll and maintains all employee benefits programs on our behalf.

We do not incur any direct compensation charge for our  executive officers. Instead, pursuant to our omnibus agreement with ArcLight, we pay ArcLight an annual administrative fee that is intended to compensate ArcLight for providing, through TLP Management Services, certain corporate staff and support services to us, including services provided to us by the executive officers. During the year ended December 31, 2018, we paid ArcLight an administrative fee of approximately $10.3 million. The administrative fee is a lump‑sum payment and does not reflect specific amounts attributable to the compensation of our executive officers.

In addition, under the omnibus agreement, and prior to ArcLight acquiring our general partner on February 1, 2016, we agreed to reimburse a  TransMontaigne affiliate for a portion of the incentive bonus awards made to key employees under the TransMontaigne Services LLC savings and retention plan. The value of our incentive bonus award reimbursement for a single grant year may be no less than $1.5 million. Effective April 13, 2015 and beginning with the 2015 incentive bonus award, and ending with the Take-Private Transaction, we had the option to provide the reimbursement in either a cash payment or the delivery of our common units, with the reimbursement made in accordance with the underlying vesting and payment schedule of the savings and retention program. For the 2018 incentive bonus awards, the expense associated with the reimbursement was approximately $3.2 million. Following the Take-Private Transaction, the Company will no longer pay any portion of its incentive bonuses in equity of the Company.

Prior to the Take-Private Transaction, the board of directors and the compensation committee of our general partner performed only a limited advisory role in setting the compensation of the executive officers of our general partner, which for 2018 was determined by the compensation committee of TLP Management Services. The compensation committee of our general partner, however, determined the amount, timing and terms of all equity awards granted to our independent directors.

The primary elements of the executive compensation program for 2018 were a combination of annual cash and long‑term equity‑based compensation. During 2018, elements of compensation for our executive officers consisted of the following:

•	Annual base salary;
•	Discretionary annual cash awards;
•	Long‑term equity‑based compensation; and
•	Other compensation, including very limited perquisites.

The elements of TLP Management Services’ compensation program for 2018, along with other rewards (for example, benefits, work environment, career development), were intended to provide a total rewards package designed to support the business strategies of the Company and our partnership. During 2018,  the Company did not use any elements of compensation based on specific performance‑based criteria and did not have any other specific performance‑based objectives. Although the board of directors and the compensation committee of our general partner performed only a limited advisory role in setting the compensation of the executive officers of our general partner, we are not aware of any compensation elements of TransMontaigne LLC’s compensation program which are reasonably likely to have a material adverse effect on us.

TLP Management Services long‑term incentive plan and the savings and retention program was intended to align the long‑term interests of the executive officers of our general partner with those of our unitholders to the extent a portion of the bonus awards under the savings and retention program is deemed invested in our common units. Following the Take-Private Transaction, no portion of bonus awards will be deemed invested in equity of the Company, but the Company will continue to provide certain deferred bonuses pursuant to the terms of the TLP Management Services LLC amended and restated savings and retention program.

Employment and Other Agreements

We have not entered into any employment agreements with any of our officers.

Compensation Committee Report

The compensation committee reviewed and discussed the Compensation Discussion and Analysis with management for 2018.  Following the Take-Private Transaction, we do not have a compensation committee.

COMPENSATION OF DIRECTORS

Prior to the Take-Private Transaction, employees of our general partner or its affiliates (including employees of ArcLight and its affiliates) who also served as directors of our general partner did not receive additional compensation. Pursuant to our independent director annual compensation program in place prior to the Take-Private Transaction, the independent directors receive annual compensation consisting of: (i) $60,000 annual cash retainer; paid quarterly in arrears, and (ii) common units valued at $90,000 and issued pursuant to the TLP Management Services long-term incentive plan, which common units were immediately vested and were not subject to forfeiture.  For each annual award of common units issued to the independent directors under the TLP Management Services long-term incentive plan, the awards were made on the third Friday of October (or the next trading day if the NYSE is closed), based on the closing sales price during normal trading hours of the common units on the NYSE. In addition, each director was reimbursed for out‑of‑pocket expenses in connection with attending meetings of the board of directors or committees. In addition, each of our independent directors received additional compensation in connection with their review, evaluation, regulation, and approval of the Take-Private Transaction, as duly approved by the board of directors of our general partner on July 27, 2018. For their additional services, Messrs. Blank and Wiese received an additional $54,839, and Mr. Welch received an additional $68,548 in 2018. No additional consideration was paid to the independent directors for service on any committee of the board of directors of our general partner or for service as a committee chairperson unless approved by the board in advance for a specific engagement or transaction.

Each director prior to the Take-Private Transaction will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner’s directors for 2018.

Following the Take-Private Transaction, we are managed by our sole equity-holder, TLP Finance Holdings, LLC, and we do not have a board of directors.

Director Compensation Table for 2018

	Fees earned or	Stock	All other
	paid in cash ($)	awards ($)	compensation ($)	Total ($)
Name (a)	(b)	(c)	(g)	(h)
Theodore D. Burke(1)	—	—	—	—
Kevin M. Crosby(1)	—	—	—	—
Daniel R. Revers(1)	—	—	—	—
Lucius H. Taylor(1)	—	—	—	—
Steven A. Blank	$114,839	$90,000	—	$204,839
Barry E. Welch	$128,548	$90,000	—	$218,548
Jay A. Wiese	$114,839	$90,000	—	$204,839

(1)

Because Messrs. Burke, Crosby, Revers and Taylor are employees of an affiliate of our general partner prior to the Take-Private Transaction, none of them received compensation for service as a director of our general partner.  At December 31, 2018, none of Messrs. Burke, Crosby, Revers and Taylor held any restricted phantom or other limited partner interests in the Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2018, Messrs. Blank, Welch and Wiese each served on the compensation committee of our general partner. During 2018, none of the members of the compensation committee was an officer or employee of our general partner or any of our subsidiaries or served as an officer of any company with respect to which any of the executive officers of our general partner served on such company’s board of directors. Following the Take-Private Transaction, we no longer have a compensation committee.

SAVINGS AND RETENTION PROGRAM

On February 26, 2016, the board of directors approved the savings and retention program, which constituted a “program” under, and be subject to, the TLP Management Services long-term incentive plan in place prior to the Take-Private Transaction, for employees who provide services with respect to our business. In accordance with the savings and retention program, TLP Management Services LLC adopted an amended and restated savings and retention plan on February 25, 2019, which, among other items, accounted for the closing of the Take-Private Transaction. The purpose of the plan is to provide for the reward and retention of certain key employees of TLP Management Services or its affiliates by providing them with awards that vest over future service periods. Awards under the plan generally vested as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

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

Under the fourth amended and restated omnibus agreement entered into on February 26, 2019, we have agreed to satisfy the incentive bonus awards made to key employees under the savings and retention program in cash (or, prior to our Take-Private Transaction, in the Partnership’s common units).  Prior to amending and restating the plan and the Take-Private Transaction, the plan administrator allocated 100% of all 2018, 2017 and 2016 awards to the partnership’s common units fund. For the 2018 incentive bonus awards, the expense associated with the reimbursement was approximately $3.2 million. Following the Take-Private Transaction, we plan to index our award obligations to other forms of investments.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As a result of the Take-Private Transaction, TLP Finance Holdings, LLC is the beneficial owner of 100 percent of our outstanding equity interests.

EQUITY COMPENSATION PLAN INFORMATION

Following the Take-Private Transaction, the Company does not have an equity compensation plan. The following table summarizes information about our equity compensation plans as of December 31, 2018.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights(1)	warrants and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	175,614	—	574,386
Equity compensation plans not approved by security holders	—	—	—
Total	175,614	—	574,386

(1)

Includes: (i) a total of 32,010 phantom unit awards outstanding that were granted in 2016 under the savings and retention program, which constitutes a “program” under, and is subject to, the TLP Management Services long-term incentive plan; (ii) a total of 59,899 phantom unit awards outstanding that were granted in 2017 under the savings and retention program; and (iii) a total of 83,705 phantom unit awards outstanding that were granted in 2018 under the savings and retention program. The TLP Management Services long-term incentive plan reserves 750,000 common units to be granted as awards under the plan, including the savings and retention program, with such amount subject to adjustment as provided for under the terms of the plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

Following the Take-Private Transaction, TLP Finance Holdings, LLC, an indirect controlled subsidiary of ArcLight, has acquired 100 percent of the equity interests in the Company, and the Company is no longer listed on the NYSE and our equity is no longer publicly traded. Certain related party Agreements with ArcLight are set forth below.

Omnibus Agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement with the owner of our general partner, which agreement has been amended and restated from time to time. In connection with the closing of the Take-Private Transaction on February 26, 2019, we entered into the fourth amended and restated omnibus agreement, to among other things, address governance changes in connection with us being wholly owned by an indirect controlled subsidiary of ArcLight.   The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement to the owner of our general partner prior to the Take-Private Transaction, and ArcLight, following the Take Private Transaction, are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) bonus awards to key employees of TLP Management Services who perform services for the Partnership, which, prior to the Take-Private Transaction, were typically paid in the Partnership’s units and were subject to the approval by the compensation committee and the conflicts committee of our general partner, and (iii) the administrative fee for the provision of various general and administrative services for the Company’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services, to the extent such services are not outsourced by the Company. The administrative fee is recognized as a component of general and administrative expenses and for the years ended December 31, 2018, 2017 and 2016, the administrative fee paid by the Partnership was approximately $10.3 million, $12.8 million and $11.4 million, respectively.

In connection with our previously discussed Phase II buildout at our Collins terminal and the terms of the omnibus agreement, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Partnership, with the concurrence of the conflicts committee of our general partner, agreed to an annual increase in the aggregate fees payable to the owner of the general partner under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase in the aggregate fees payable to the owner of the general partner, on May 7, 2018 the Partnership, with the concurrence of the conflicts committee of our general partner, entered into the third amended and restated omnibus agreement by and among the Partnership, our general partner, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TLP Acquisition Holdings, LLC (FKA Gulf TLP Holdings, LLC), and TLP Management Services LLC. The effect of the change to the omnibus agreement is to allow the Partnership to assume the costs and expenses of employees of TLP Management Services performing engineering and environmental safety and occupational health (ESOH) services for and on behalf of the Partnership and to receive an equal and offsetting decrease in the administrative fee. These costs and expenses are expected to approximate $8.9 million in 2018. We expect that a significant portion of the assumed engineering costs will be capitalized under generally accepted accounting principles.

Prior to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the employees of TLP Management Services performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was reduced to approximately $8.4 million and the Partnership bore the approximately $8.9 million costs and expenses of the employees of TLP Management Services performing engineering and ESOH services for and on behalf of the Partnership.

We adopted and entered into the fourth amended and restated omnibus agreement in connection with the Take-Private Transaction, primarily to address certain changes in our governance as a result thereof, including the removal of our conflicts committee. The administrative fee under the fourth amended and restated omnibus agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. If we acquire or construct additional facilities, ArcLight may propose a revised administrative fee covering the provision of services for such additional facilities.

We do not directly employ any of the persons responsible for managing our business.  Our officers and the employees who provide services to the Company are employed by TLP Management Services, a wholly owned subsidiary of ArcLight.  TLP Management Services provides payroll and maintains all employee benefits programs on our behalf pursuant to the omnibus agreement.

DIRECTOR INDEPENDENCE

We are managed by our sole equity-holder, TLP Finance Holdings, LLC, and we do not have a board of directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2018	2017
Audit fees(1)	$695,000	$688,000
Comfort letter and consents	80,000	150,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$775,000	$838,000

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
(A)

2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with a Report of Independent Registered Public Accounting Firm, as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Battleground Oil Specialty Terminal Company LLC:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Battleground Oil Specialty Terminal Company LLC (the “Company”) as of December 31, 2018 and 2017, and the related statements of income, of members’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Significant Transactions with Related Parties

As discussed in Note 4 to the financial statements, the Company has extensive operations and relationships with its member, Kinder Morgan Battleground Oil, LLC and other affiliated companies.

/s/PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2019

We have served as the Company's auditor since 2013.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF INCOME

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues	$66,288	$66,235	$66,863

Operating Costs and Expenses
Operations and maintenance	13,362	17,407	10,331
Operations and maintenance-affiliate	10,682	10,645	9,774
Depreciation and amortization	18,682	18,543	18,401
General and administrative-affiliate	3,506	3,134	2,963
General and administrative	—	—	731
Taxes other than income taxes	5,695	5,622	5,776
Total Operating Costs and Expenses	51,927	55,351	47,976

Operating Income	14,361	10,884	18,887

Other Income	19	—	1

Income Before Taxes	14,380	10,884	18,888

Income Tax Expense	85	336	174

Net Income	$14,295	$10,548	$18,714

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In Thousands)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$14,058	$18,716
Accounts receivable, net	3,165	672
Inventories	907	1,663
Other current assets	1,169	3,925
Total current assets	19,299	24,976

Property, plant and equipment, net	455,984	468,727
Deferred charges and other assets	—	621
Total Assets	$475,283	$494,324

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	$5,928	$6,871
Accrued taxes, other than income taxes	5,540	5,669
Accrued dredging service costs	—	3,153
Other current liabilities	1,003	1,857
Total current liabilities	12,471	17,550

Non-current liabilities
Contract liabilities	1,259	—
Total non-current liabilities	1,259	—
Total liabilities	13,730	17,550

Commitments and contingencies (Notes 2 and 6)
Members' Equity	461,553	476,774
Total Liabilities and Members' Equity	$475,283	$494,324

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$14,295	$10,548	$18,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,682	18,543	18,401
Other non-cash items	527	190	50
Changes in components of working capital:
Accounts receivable	(2,318)	322	138
Inventories	756	(986)	23
Accounts payables	(3,186)	2,522	(430)
Accrued dredging service costs	(3,153)	—	—
Other current assets	2,756	(421)	117
Other current liabilities	276	(684)	(359)
Other long-term assets and liabilities	624	(65)	197
Net Cash Provided by Operating Activities	29,259	29,969	36,851

Cash Flows From Investing Activities
Capital expenditures	(4,404)	(3,028)	(4,633)
Other	3	250	—
Net Cash Used in Investing Activities	(4,401)	(2,778)	(4,633)

Cash Flows From Financing Activities
Contributions from Members	—	342	5,000
Distributions to Members	(29,516)	(29,885)	(34,942)
Net Cash Used in Financing Activities	(29,516)	(29,543)	(29,942)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,658)	(2,352)	2,276
Cash and Cash Equivalents, beginning of period	18,716	21,068	18,792
Cash and Cash Equivalents, end of period	$14,058	$18,716	$21,068

Non-cash Investing Activities
Net increases in property, plant and equipment accruals	$2,243

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

	Class A unitholders	Class B unitholders	Total unitholders
Balance at December 31, 2015	$506,997	$—	$506,997
Net income	17,491	1,223	18,714
Contributions	5,000	—	5,000
Distributions	(33,719)	(1,223)	(34,942)
Balance at December 31, 2016	495,769	—	495,769
Net income	9,502	1,046	10,548
Contributions	342	—	342
Distributions	(28,839)	(1,046)	(29,885)
Balance at December 31, 2017	476,774	—	476,774
Net income	13,332	963	14,295
Contributions	—	—	—
Distributions	(28,553)	(963)	(29,516)
Balance at December 31, 2018	$461,553	$—	$461,553

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

Management has evaluated subsequent events through February 27, 2019, the date the financial statements were available to be issued.

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

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” and the series of related accounting standard updates that followed (collectively referred to as “Topic 606”).  We utilized the modified retrospective method to adopt Topic 606, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) revenue contracts which were not completed as of January 1, 2018. In accordance with this approach, our revenues for periods prior to January 1, 2018 were not revised.  There was no cumulative adjustment as of January 1, 2018 resulting from the adoption of Topic 606. For more information, see “—Revenue Recognition” below and Note 5.

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

Cash and cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable, net

We establish provisions for losses on accounts receivable due from customers if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2018 and 2017, our allowance for doubtful accounts were $70,000 and  $246,000, respectively.

Inventories

Our inventories, which consist of consumable spare parts used in the operations of the facilities, are valued at weighted-average cost, and we periodically review for physical deterioration and obsolescence.

Property, Plant and Equipment, net

Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. The indirect capitalized labor and related costs are based upon estimates of time spent supporting construction projects. We expense costs for routine maintenance and repairs in the period incurred.

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

We are required to operate and maintain our assets, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no recorded ARO as of December 31, 2018 and 2017.

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

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

Revenue from Contracts with Customers

The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time.  Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) control of the goods or services transfers to the customer and the performance obligation is satisfied.

Our customer services contracts primarily include terminaling service contracts, as described below.  Generally, for the majority of these contracts: (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation; (ii) the transaction price includes fixed and/or variable consideration, which amount is determinable at contract inception and/or at each month end based on our right to invoice at month end for the value of services provided to the customer that month; and (iii) the transaction price is recognized as revenue over the service period specified in the contract (which can be a day, including each day in a series of promised daily services, a month, a year, or other time increment, including a deficiency makeup period) as the services are rendered using a time-based (passage of time) or units-based (units of service transferred) output method for measuring the transfer of control of the services and satisfaction of our performance obligation over the service period, based on the nature of the promised service (e.g., firm or non-firm) and the terms and conditions of the contract.

Firm Services

Firm services (also called uninterruptible services) are services that are promised to be available to the customer at all times during the period(s) covered by the contract, with limited exceptions. Our firm service contracts are typically structured with take-or-pay provisions. In these arrangements, the customer is obligated to pay for services associated with its take-or-pay obligation regardless of whether or not the customer chooses to utilize the service in that period. Because we make the service continuously available over the service period, we recognize the take-or-pay amount as revenue ratably over such period based on the passage of time.

Non-Firm Services

Non-firm services (also called interruptible services) are the opposite of firm services in that such services are provided to a customer on an “as available” basis.  Generally, we do not have an obligation to perform these services until we accept a customer’s periodic request for service.  For the majority of our non-firm service contracts, the customer will pay only for the actual quantities of services it chooses to receive or use, and we typically recognize the transaction price as revenue as those units of service are transferred to the customer in the specified service period (typically a daily or monthly period).

Refer to Note 5 for further information.

Revenue Recognition Policy prior to January 1, 2018

Prior to the implementation of Topic 606, we recognized storage revenues on firm contracted capacity ratably over the contract period regardless of the volume of petroleum products stored. We recorded revenues from throughput movements and ancillary services when performed and earned, subject to possible contractual minimums and maximums.

Operations and Maintenance

Operations and maintenance includes $3,789,000, $3,787,000, and  $(370,000) of dredging service costs for the years ended December 31, 2018, 2017 and 2016, respectively. Actual dredging services costs are capitalized and included in “Other current assets” and “Deferred charges and other assets” on our accompanying Balance Sheets. The capitalized dredging costs are amortized until the next dredging operation (an approximate 12 to 24 month period). We use the straight-line method to amortize dredging service costs.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. We had no accruals for any outstanding environmental matters as of December 31, 2018 and 2017.

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

Vandaven Johnson Personal Injury Claim

Vandaven Johnson, an employee of Petro-Chem Services, filed a lawsuit in the 295th Judicial District for Harris County, Texas against BOSTCO and certain other defendants in which the plaintiff alleges that he incurred personal injuries in connection with an incident which is alleged to have occurred on April 12, 2017 while the plaintiff was walking down a temporary gangway on BOSTCO’s premises to a barge dock.  Plaintiff alleges that the gangway was placed at an unreasonably steep angle, had an inadequate handrail, and that a vertical support or stanchion failed, causing his injuries.  Plaintiff subsequently amended his complaint to add the manufacturer and distributor of the gangway as defendants.  Plaintiff alleges injuries to his neck and back and claims to be permanently disabled.  Plaintiff seeks damages of $3 million inclusive of alleged current and future medical expenses, pain and suffering, and lost wages.  A jury trial is scheduled to occur on Sept 2, 2019.  BOSTCO estimates plaintiff’s damages to be considerably less than those claimed in the lawsuit, and we anticipate a jury will place significant responsibility on both the plaintiff and other defendants at trial. We intend to continue to vigorously defend the lawsuit.

Customer Dispute

As of December 31, 2017, we had a liability of $1,642,000 for a dispute with a customer related to the commencement of our operations. In January 2018, in connection with the execution of an amendment to the original services agreement, the parties settled this dispute. The resolution of the liability is a component of the transaction price for the amended services arrangement. Accordingly, we will recognize the amount as revenues over the 5 year term of the amended services agreement as we fulfill the contractual performance obligations.

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

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following (in thousands):

		December 31,
	Useful Life in Years	2018	2017
Terminal and storage facilities	10 - 40	$440,233	$437,977
Buildings	5 - 30	12,955	12,955
Other support equipment	1 - 30	77,047	76,846
Accumulated depreciation and amortization		(91,986)	(73,395)
		438,249	454,383
Land		13,168	13,168
Construction work in process		4,567	1,176
Property, plant and equipment, net		$455,984	$468,727

4. Related Party Transactions

Limited Liability Company Agreement (LLC Agreement)

Our profits and losses, and cash distributions are allocated, and made within 45 days after the end of each quarter, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. Class B Member interests are not required to make capital contributions in order to maintain their profit interests. Class A units outstanding as of December 31, 2018 and 2017 were 14,914,900. Class B units outstanding as of December 31, 2018 and 2017 were 700.

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

Affiliate Agreement

Pursuant to the operations and reimbursement agreement, KM Battleground Oil operates our terminal facility and we pay them a service fee. The service fee for the years ended December 31, 2018, 2017 and 2016 was approximately $1,657,000, $1,609,000 and $1,574,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

Other Affiliate Balances and Activities

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates.

We do not have employees. Employees of KMI provide services to us. In accordance with our governance documents,we reimburse KMI at cost.

The following table summarizes our balance sheet affiliate balances (in thousands):

	December 31,
	2018	2017
Accounts receivable, net	$18	$443
Prepayments(a)	—	102
Accounts payable	1,560	1,830

____________

(a)	Included in “Other current assets” on our accompanying Balance Sheets.

The following table shows revenues from our affiliates (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues	$802	$665	$4,751

Subsequent Event

In February 2019, we made cash distributions to our Class A and B Members totaling $5,870,000.

5. Revenue Recognition

Nature of Revenue

We provide various types of liquid tank services.  These services are generally comprised of inbound, storage and outbound handling of customer products.

Our liquids tank storage and handling service contracts that include a promised tank storage capacity provision and prepaid volume throughput of the stored product.  The handling services we provide generally include blending and mixing, throughput movements, and ancillary services for residual fuel and diesel. In these firm service contracts, we have a stand-ready obligation to perform this contracted service each day over the life of the contract.  The customer pays a transaction price typically in the form of a fixed monthly charge and is obligated to pay whether or not it uses the storage capacity and throughput service (i.e., a take-or-pay payment obligation).  These contracts generally include a per-unit rate for any quantities we handle at the request of the customer in excess of the prepaid volume throughput amount and also typically include per-unit rates for additional, ancillary services that may be periodically requested by the customer.

Disaggregation of Revenues

The following table present our revenues disaggregated by revenue source and type of revenue for each revenue source for the year ended  December 31, 2018 (in thousands):

Year Ended December 31, 2018
Revenues from contracts with customers
Services
Firm services(a)	$55,436
Fee-based services	10,737
Total services revenues	66,173
Sales
Product sales	89
Total sales revenues	89
Total revenues from contracts with customers	66,262
Other revenues(b)	26
Total revenues	$66,288

_______

(a)

Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with indexed-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.

(b)	Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include leases.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We did not have any contract assets in 2018. Our contract liabilities are substantially related to (i) consideration received from customers in connection with the resolution of a customer dispute, see Note 2; and (ii) other items paid for in advance by certain customers generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts,

The following table presents the activity in our contract assets and liabilities (in thousands):

December 31, 2018
Contract Liabilities
Balance at January 1, 2018	$—
Additions	2,688
Transfer to Revenues	(963)
Balance at December 31, 2018(a)	$1,725

_______

(a)

Includes current balances of $466,000 reported within “Other current liabilities” in our accompanying Balance Sheets at December 31, 2018, and includes non-current balances of $1,259,000 reported within “Contract liabilities” in our accompanying Balance Sheets at December 31, 2018.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

Year	Estimated Revenue
2019	$34,364
2020	19,350
2021	18,097
2022	18,007
2023	16,833
Thereafter	4,946
Total	$111,597

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service or commodity sale customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay or minimum volume commitment payment obligations.  Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, remaining performance obligations for:  (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services; (ii) contracts with an original expected duration of one year or less; and (iii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed.

Major Customers

For the year ended December 31, 2018, revenues from our four largest non-affiliate customers were approximately $14,169,000, $12,881,000, $10,452,000, and  $9,255,000, respectively, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2017, revenues from our five largest non-affiliate customers were approximately $11,671,000, $11,230,000, $9,648,000, $8,886,000 and $6,994,000, respectively, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2016, revenues from our three largest non-affiliate customers were approximately $12,519,000, $11,003,000 and $9,380,000, respectively, each of which exceeded 10% of our operating revenues.

6. Commitments

We lease property and equipment under various operating leases. Future minimum annual rental commitments under our operating leases as of December 31, 2018, are as follows (in thousands):

Year	Total
2019	$367
2020	377
2021	389
2022	400
2023	412
Thereafter	6,633
Total	$8,578

Rent expense on our lease obligations for the years ended December 31, 2018, 2017 and 2016 was approximately $364,000, $429,000 and $464,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

7. Recent Accounting Pronouncements

Topic 842

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases” followed by a series of related accounting standard updates (collectively referred to as “Topic 842”). Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard will become effective for us beginning with the first quarter 2019. We will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also elected the optional practical expedient permitted under the transition guidance within the new standard related to land easements that allows us to carry forward our historical accounting treatment for land easements on existing agreements upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.  We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the financial statements, and estimate approximately $5 million of additional assets and liabilities will be recognized on our future Balance Sheet upon adoption.

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

2.3

Agreement and Plan of Merger, dated as of November 25, 2018, by and among TLP Finance Holdings, LLC, TLP Acquisition Holdings, LLC, TLP Equity Holdings, LLC, TLP Merger Sub, LLC, TransMontaigne Partners L.P. and TransMontaigne GP L.L.C. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 26, 2018).

2.4

Agreement and Plan of Merger, dated as of February 26, 2019, by and between TransMontaigne Partners LLC and TransMontaigne GP L.L.C. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.1

Certificate of Formation of TransMontaigne Partners LLC, dated February 26, 2019 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.2

Limited Liability Company Agreement of TransMontaigne Partners LLC, dated February 26, 2019 (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

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
10.3

Fourth Amended and Restated Omnibus Agreement, dated as of February 26, 2019, by and among TransMontaigne Partners LLC, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P. and TLP Management Services LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

10.4

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

10.6

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.7

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.8

Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.9

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.10

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008)

10.11

Amended and Restated Limited Liability Company Agreement of Battleground Oil Specialty Terminal Company LLC Company, dated October 18, 2011, by and among TransMontaigne Operating Company L.P., Kinder Morgan Battleground Oil LLC and Tauber Terminals, LP (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 12, 2013).  Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b‑2 as promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Description
10.12

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

10.13

Asset Purchase Agreement, dated November 2, 2017, by and between Plains Products Terminals LLC and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on November 8, 2017).

10.14

First Amendment to Third Amended and Restated Senior Secured Credit Facility, dated as of December 14, 2017, by and among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on December 18, 2017).

10.15

Second Amendment to Third Amended and Restated Senior Secured Credit Facility, dated as of February 26, 2019, by and among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

10.16

Right of First Offer Agreement dated as of September 12, 2017, by and between Pike West Coast Holdings, LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on September 15, 2017).

10.17

Right of First Offer Agreement dated as of August 4, 2017, by and between Pike West Coast Holdings, LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on August 9, 2017).

10.18*+	TLP Management Services LLC Amended and Restated Savings and Retention Plan.
21.1*	List of Subsidiaries of TransMontaigne Partners L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101*

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners L.P. and subsidiaries for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

*Filed with this Annual Report.

+Identifies each management compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TransMontaigne Partners LLC

By:	TLP FINANCE HOLDINGS, LLC, its Managing Member

By:	/s/ Frederick W. Boutin

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 15, 2019
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2019
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 15, 2019
Lisa M. Kearney