Form 10-Q
period 2019-03-31
TransMontaigne Partners LLC
filed 2019-05-10
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

(303) 626‑8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐ Non‑accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of March 31, 2019, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2019 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2018, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2019 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2019:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.

We do not have off‑balance‑sheet arrangements or special‑purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$301	$332
Trade accounts receivable, net	16,466	14,042
Due from affiliates	1,604	1,402
Other current assets	10,150	8,193
Total current assets	28,521	23,969
Property, plant and equipment, net	695,903	688,179
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	225,483	227,031
Right-of-use assets, operating leases	34,402	—
Other assets, net	51,032	50,769
	$1,044,769	$999,376
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$17,903	$27,007
Due to affiliates	—	456
Operating lease liabilities	1,922	—
Accrued liabilities	26,605	28,921
Total current liabilities	46,430	56,384
Other liabilities	4,936	4,643
Long-term operating lease liabilities	33,616	—
Long-term debt	632,627	598,622
Total liabilities	717,609	659,649
Commitments and contingencies (Note 13)
Equity:
Common units - 16,229,123 issued and outstanding at December 31, 2018	—	286,237
General partner interest - 2% interest with 331,206 equivalent units outstanding at December 31, 2018	—	53,490
Member interest	327,160	—
Total equity	327,160	339,727
	$1,044,769	$999,376

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2019	2018
Revenue:
External customers	$54,031	$52,114
Affiliates	4,613	4,330
Total revenue	58,644	56,444
Operating costs and expenses:
Direct operating costs and expenses	(19,800)	(20,145)
General and administrative expenses	(7,670)	(4,981)
Insurance expenses	(1,361)	(1,246)
Deferred compensation expense	(799)	(2,017)
Depreciation and amortization	(12,579)	(11,808)
Total operating costs and expenses	(42,209)	(40,197)
Earnings from unconsolidated affiliates	1,140	2,889
Operating income	17,575	19,136
Other expenses:
Interest expense	(8,842)	(6,461)
Amortization of deferred debt issuance costs	(749)	(501)
Total other expenses	(9,591)	(6,962)
Net earnings	$7,984	$12,174

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

Year ended December 31, 2018 and three months ended March 31, 2019

(Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance December 31, 2017	$310,769	$53,448	$—	$364,217
Distributions to unitholders	(51,152)	(15,672)	—	(66,824)
Equity-based compensation	3,208	—	—	3,208
Issuance of 6,972 common units pursuant to our long-term incentive plan	270	—	—	270
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	39	—	39
Net earnings for year ended December 31, 2018	23,800	15,675	—	39,475
Balance December 31, 2018	286,237	53,490	—	339,727
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Equity-based compensation	45	—	—	45
Purchase of common units and conversion to member interest	(276,208)	(51,978)	328,186	—
Reclassification of outstanding equity-based compensation to liability	—	—	(3,346)	(3,346)
Net earnings for the three months ended March 31, 2019	2,990	2,674	2,320	7,984
Balance March 31, 2019	$—	$—	$327,160	$327,160

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$7,984	$12,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,579	11,808
Earnings from unconsolidated affiliates	(1,140)	(2,889)
Distributions from unconsolidated affiliates	2,913	3,190
Deferred compensation expense	799	2,017
Deferred compensation payments	(1,252)	—
Amortization of deferred debt issuance costs	749	501
Amortization of deferred revenue	(27)	(187)
Unrealized loss on derivative instruments	143	42
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,424)	2
Due from affiliates	(92)	(2,294)
Other current assets	(2,100)	(1,799)
Amounts due under long-term terminaling services agreements, net	422	28
Right-of-use assets, operating leases	398	—
Deposits	9	—
Trade accounts payable	1,350	1,574
Due to affiliates	(456)	—
Other assets, net	(199)	—
Accrued liabilities	(5,164)	227
Operating lease liabilities	(568)	—
Net cash provided by operating activities	13,924	24,394
Cash flows from investing activities:
Investments in unconsolidated affiliates	(225)	(1,150)
Capital expenditures	(30,280)	(6,503)
Proceeds from sale of assets	—	10,025
Net cash provided by (used in) investing activities	(30,505)	2,372
Cash flows from financing activities:
Proceeds from senior notes	—	300,000
Borrowings under revolving credit facility	57,200	46,600
Repayments under revolving credit facility	(23,400)	(349,600)
Debt issuance costs	—	(7,366)
Taxes paid for equity compensation awards	—	(341)
Distributions paid to unitholders	(17,250)	(16,063)
Contribution of cash by TransMontaigne GP	—	18
Net cash provided by (used in) financing activities	16,550	(26,752)
Increase (decrease) in cash and cash equivalents	(31)	14
Cash and cash equivalents at beginning of period	332	923
Cash and cash equivalents at end of period	$301	$937
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,210	$4,366
Property, plant and equipment acquired with accounts payable	$10,454	$2,752

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

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

We were originally formed as TransMontaigne Partners L.P. (“the Partnership”) in February 2005 as a Delaware limited partnership. Through February 26, 2019, the Partnership’s common units were listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “TLP”. The Partnership was controlled by a general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which was an indirect, controlled subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). TransMontaigne GP also held the Partnership’s incentive distribution rights, which were non‑voting limited partner interests with the rights set forth in the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 27, 2005, as amended from time to time.

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests  (“member interest”), (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the NYSE. Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and we are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2019 and December 31, 2018 and our results of operations for the three months ended March 31, 2019 and 2018. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and/or involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

(c) Accounting for terminal and pipeline operations

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842,  Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use asset and a lease liability for all qualifying leases in the consolidated balance sheet. Further, under ASC 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We used the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (“ASC 840”)  (See Note 13 of Notes to consolidated financial statements).

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), applying the modified retrospective transition method, which required us to apply the new standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts which were not completed as of January 1, 2018. ASC 606 replaces existing revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in a transition adjustment nor did it have an impact on the timing or amount of our revenue recognition (See Note 15 of Notes to consolidated financial statements).

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract.  Contract assets are transferred to accounts receivable when the rights become unconditional. At March 31, 2019, we did not have any contract assets related to ASC 606.

Contract liabilities primarily relate to consideration received from customers in advance of completing the performance obligation. A performance obligation is a promise in a contract to transfer goods or services to the customer. We recognize contract liabilities under these arrangements as revenue once all contingencies or potential performance obligations have been satisfied by the (i) performance of services or (ii) expiration of the customer’s rights under the contract. Short-term contract liabilities include customer advances and deposits (see Note 9 of Notes to consolidated financial statements). Long-term contract liabilities include deferred revenue (See Note 10 of Notes to consolidated financial statements).

We generate revenue from terminaling services fees, pipeline transportation fees and management fees. Under ASC 606 and ASC 842, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is recognized pursuant to ASC 842. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volumes of throughput of the customer’s product at our facilities, over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” The majority of our firm commitments under our terminaling services agreements are accounted for in accordance with ASC 842 (“ASC 842 revenue”). The remainder is recognized in accordance with ASC 606 (“ASC 606 revenue”) where the minimum payment arrangement in each contract is a single performance obligation that is primarily satisfied over time through the contract term.

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes, injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue generated by these services is primarily considered optional purchases to acquire additional services or variable consideration that is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. The majority of our ancillary revenue is recognized in accordance with ASC 606.

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline either based on the volume of product transported or under capacity reservation agreements. Revenue associated with the capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. Pipeline transportation revenue is primarily accounted for in accordance with ASC 842.

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

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

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(g) Environmental obligations

We accrue for environmental costs that relate to existing conditions caused by past operations when probable and reasonably estimable (see Note 9 of Notes to consolidated financial statements). Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct legal costs. Liabilities for environmental costs at a specific site are initially recorded, on an undiscounted basis, when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. We periodically file claims for insurance recoveries of certain environmental remediation costs with our insurance carriers under our comprehensive liability policies (see Note  4 of Notes to consolidated financial statements).

We recognize our insurance recoveries as a credit to income in the period that we assess the likelihood of recovery as being probable.

In connection with our previous acquisitions of certain terminals from TransMontaigne LLC, a wholly owned subsidiary of NGL Energy Partners LP and the previous owner of our general partner, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals. Pursuant to the acquisition agreements for each of the Florida (except Pensacola) and Midwest terminals, the Southeast terminals, the Brownsville and River terminals, and the Pensacola, Florida Terminal, TransMontaigne LLC is obligated to indemnify us against environmental claims, losses and expenses that were associated with the ownership or operation of the terminals prior to the purchase by the Company. In each acquisition agreement, TransMontaigne LLC’s maximum indemnification liability is subject to a specified time period for indemnification, cap on indemnification and satisfaction of a deductible amount before indemnification, in each case subject to certain exceptions, limitations and conditions specified therein. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after certain specified dates. The environmental indemnification obligations remain in place and were not affected by the Take-Private Transaction.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(i) Deferred compensation expense

We have a savings and retention program to compensate certain employees of TLP Management Services who provide services to the Company. Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (see Note 12 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities (see Note 4 of Notes to consolidated financial statements). Changes in the fair value of our derivative instruments are recognized in earnings.

At March 31, 2019 and December 31, 2018, our derivative instruments were limited to an interest rate swap agreement with an aggregate notional amount of $nil and $50.0 million, respectively. The derivative instrument expired on March 11, 2019. Pursuant to the terms of the interest rate swap agreement, we paid a fixed rate of approximately 0.97% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreement was determined using a pricing model based on the LIBOR swap rate and other observable market data.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow up to our owners.

 (l)   Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net earnings and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As the Company has no components of comprehensive income other than net earnings, no statement of comprehensive income has been presented.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

 (m) Recent accounting pronouncements

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

 (2) TRANSACTIONS WITH AFFILIATES

Omnibus agreement.    Since the inception of the Partnership in 2005 we have been party to an omnibus agreement, which agreement has been amended and restated from time to time. The omnibus agreement provides for the provision of various services for our benefit. The fees payable under the omnibus agreement are comprised of (i) the reimbursement of the direct operating costs and expenses, such as salaries and benefits of operational personnel performing services on site at our terminals and pipelines, which we refer to as on-site employees, (ii) deferred compensation to key employees of TLP Management Services who perform services for the Company and (iii) an administrative fee for the provision of various general and administrative services for the Company’s benefit such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services, to the extent such services are not outsourced by the Company.  The administrative fee is recognized as a component of general and administrative expenses and for the three months ended March 31, 2019 and 2018, the administrative fee paid by the Company was approximately $2.2 million and $3.4 million, respectively.

In connection with our Collins Phase II expansion project, the expansion of our Brownsville terminal and pipeline operations and the December 2017 acquisition of the West Coast terminals, on May 7, 2018, the Company, with the concurrence of the conflicts committee of our former general partner, agreed to an annual increase in the aggregate fees payable under the omnibus agreement of $3.6 million beginning May 13, 2018.

To effectuate this $3.6 million annual increase, on May 7, 2018 the Company, with the concurrence of the conflicts committee of our former general partner, entered into the third amended and restated omnibus agreement to allow us to assume the costs and expenses of employees of TLP Management Services performing engineering and environmental safety and occupational health (ESOH) services for and on behalf of the Company and to receive an equal and offsetting decrease in the administrative fee.

Prior to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was approximately $13.7 million and included the costs and expenses of the employees of TLP Management Services performing engineering and ESOH services. Subsequent to the $3.6 million annual increase and the effective date of the third amended and restated omnibus agreement, the annual administrative fee was reduced to approximately $8.4 million and the Company bore the approximately $8.9 million in annual costs and expenses of the employees of TLP Management Services performing engineering and ESOH services for and on behalf of the Company.

We adopted and entered into the fourth amended and restated omnibus agreement in connection with the Take-Private Transaction, primarily to address certain changes in our governance as a result thereof, including the removal of our conflicts committee. The administrative fee under the fourth amended and restated omnibus agreement is subject to an increase each calendar year tied to an increase in the consumer price index, if any, plus two percent. We do not directly employ any of the persons responsible for managing our business. Our employees who provide services to the Company are employed by TLP Management Services, a wholly owned subsidiary of ArcLight. TLP Management Services provides payroll and maintains all employee benefits programs on our behalf pursuant to the omnibus agreement.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.7 million and $1.5 million for the three months ended March 31, 2019 and 2018,  respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.3 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $4.7 million at March 31, 2019. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Trade accounts receivable	$16,575	$14,151
Less allowance for doubtful accounts	(109)	(109)
	$16,466	$14,042

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2019	2018
NGL Energy Partners LP	22%	22%
RaceTrac Petroleum Inc.	10%	11%
Castleton Commodities International LLC	10%	11%

(4) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Amounts due from insurance companies	$3,192	$2,861
Prepaid insurance	4,690	1,371
Additive detergent	1,027	1,218
Unrealized gain on derivative instrument	—	143
Deposits and other assets	1,241	2,600
	$10,150	$8,193

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At March 31, 2019 and December 31, 2018, we have recognized amounts due from insurance companies of approximately $3.2 million and $2.9 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2019, we received reimbursements from insurance companies of approximately  $0.3 million. During the three months ended March 31, 2019, we increased our estimate of probable future insurance recoveries by approximately $0.6  million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Land	$83,451	$83,451
Terminals, pipelines and equipment	973,677	918,503
Furniture, fixtures and equipment	6,396	6,022
Construction in progress	28,755	64,588
	1,092,279	1,072,564
Less accumulated depreciation	(396,376)	(384,385)
	$695,903	$688,179

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) GOODWILL

Goodwill is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our business segments (see Note 16 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand‑alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

At March 31, 2019 and December 31, 2018, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2019 or during the year ended December 31, 2018 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2019 and December 31, 2018, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
BOSTCO	42.5%	42.5%	$201,173	$203,005
Frontera	50%	50%	24,310	24,026
Total investments in unconsolidated affiliates			$225,483	$227,031

At March 31, 2019 and December 31, 2018,  our investment in BOSTCO includes approximately  $6.7 million and $6.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
BOSTCO	$576	$1,991
Frontera	564	898
Total earnings from investments in unconsolidated affiliates	$1,140	$2,889

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
BOSTCO	$—	$—
Frontera	225	1,150
Additional capital investments in unconsolidated affiliates	$225	$1,150

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
BOSTCO	$2,408	$2,094
Frontera	505	1,096
Cash distributions received from unconsolidated affiliates	$2,913	$3,190

The summarized financial information of our unconsolidated affiliates is as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Current assets	$15,507	$19,299	$5,751	$5,866
Long-term assets	458,962	455,984	44,617	45,115
Current liabilities	(10,639)	(12,471)	(1,687)	(2,845)
Long-term liabilities	(6,471)	(1,259)	(61)	(84)
Net assets	$457,359	$461,553	$48,620	$48,052

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$16,605	$16,827	$5,097	$5,912
Expenses	(14,053)	(12,549)	(3,969)	(4,116)
Net income	$2,552	$4,278	$1,128	$1,796

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Customer relationships, net of accumulated amortization of $5,475 and $4,887, respectively	$43,955	$44,543
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $8,080 and $7,656, respectively	5,091	5,515
Amounts due under long-term terminaling services agreements	320	422
Deposits and other assets	1,666	289
	$51,032	$50,769

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

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At March 31, 2019 and December 31, 2018, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.3 million and $0.4 million, respectively.

(9) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Customer advances and deposits	$9,782	$11,927
Accrued property taxes	3,740	2,993
Accrued environmental obligations	1,988	1,556
Interest payable	3,305	7,814
Accrued expenses and other	7,790	4,631
	$26,605	$28,921

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2019 and December 31, 2018, we have billed and collected from certain of our customers approximately $9.8 million and $11.9 million, respectively, in advance of the terminaling services being provided. At March 31, 2019 and 2018, approximately $0.3 million and $0.6 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the three  months ended March 31, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.8 million and $0.5 million, respectively.

Accrued environmental obligations.  At March 31, 2019 and December 31, 2018, we have accrued environmental obligations of approximately $2.0 million and $1.6 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2019, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the three months ended March 31, 2019, we

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

increased our estimate of our future environmental remediation costs by approximately $0.6 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Advance payments received under long-term terminaling services agreements	$3,041	$2,721
Deferred revenue	1,895	1,922
	$4,936	$4,643

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight‑line basis over the term of the respective agreements. At March 31, 2019 and December 31, 2018, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $3.0 million and $2.7 million, respectively.

Deferred revenue.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects.  Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both March 31, 2019 and December 31, 2018, we have unamortized deferred revenue for completed projects of approximately $1.9 million. During the three months ended March 31, 2019, we billed customers approximately $0.2 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $0.2 million. At March 31, 2019 and 2018, approximately $0.2 million and $0.5 million, respectively, of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the three months ended March 31, 2019 and 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.1  million and $0.2 million, respectively.

(11) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Revolving credit facility due in 2022	$339,800	$306,000
6.125% senior notes due in 2026	300,000	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $909 and $704, respectively	(7,173)	(7,378)
	$632,627	$598,622

On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. Net proceeds after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility. The senior notes are due in 2026 and are guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. TransMontaigne Partners LLC has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners LLC through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. None of the assets of TransMontaigne Partners LLC or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Our senior secured revolving credit facility (“revolving credit facility”), provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the three months ended March 31, 2019 and the year ended December 31, 2018.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2019 and 2018, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.9% and 4.6%, respectively. At March 31, 2019 and December 31, 2018, our outstanding borrowings under our revolving credit facility were  $339.8 million and $306 million, respectively. At both March 31, 2019 and December 31, 2018 our outstanding letters of credit were $0.4 million.

(12)  DEFERRED COMPENSATION EXPENSE

We have a savings and retention program to compensate certain employees of TLP Management Services who provide services to the Company. Prior to the Take-Private Transaction, we also had a long‑term incentive plan to compensate the independent directors of our general partner. Awards under the long-term incentive plan were settled in our common units, and accordingly, we accounted for the awards as an equity award. For awards to the independent directors, deferred compensation expense was approximately  $0.1 million for both the three months ended March 31, 2019 and 2018.

Savings and retention program. The purpose of the savings and retention program is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Awards under the program with respect to individuals providing services to the Company generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Company, or TLP Management Services, as specified in the program; however, these terms may be subject to varying terms for future awards.  The awards are increased for the value of any accrued growth based on underlying investments deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

A person will satisfy the age and length of service thresholds of the program upon the attainment of the earliest of (a) age sixty, (b) age fifty five and ten years of service as an officer of TLP Management Services or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of TLP Management Services or any of its affiliates or predecessors.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards.

Given that we do not have any employees to provide corporate and support services, and instead we contract for such services under the omnibus agreement, GAAP requires us to classify the savings and retention program awards as a non-employee award and measure the cost of services received based on the vesting‑date fair value of the award. That cost, or an estimate of that cost in the case of unvested awards, is recognized over the period during which services are provided in exchange for the award.

For awards to employees of TLP Management Services, approximately $0.7 million and $1.9 million is included in deferred compensation expense for the three months ended March 31, 2019 and 2018, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), using the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840).

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, including the option to carry forward the historical lease classifications and assessment of initial direct costs, to not include leases with an initial term of less than twelve months in the lease assets and liabilities and to account for lease and non-lease components as a single lease.

We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  Our leases have remaining lease terms of less than one year to 42 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-use assets on January 1, 2019.  Amounts recognized at January 1, 2019 and March 31, 2019 for operating leases were as follows (in thousands):

Right-of-use assets, operating leases - January 1, 2019	$34,800
Amortization of right-of-use assets	(398)
Right-of-use assets, operating leases - March 31, 2019	$34,402

Operating lease liabilities - January 1, 2019	$36,106
Liability reduction	(568)
Operating lease liabilities - March 31, 2019	$35,538
Current portion of operating lease liabilities	$1,922
Long-term operating lease liabilities	$33,616

No impact was recorded to the statement of operations or beginning equity for ASC 842.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. We have elected the practical expedient to account for the remainder of our lease agreements and non-lease components as a single lease component. Non-lease payments include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of March 31, 2019, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

March 31,
2019
Operating leases	$816
Short-term and variable leases	151
Total lease costs	$967

Other information related to our operating leases are as follows (in thousands, except lease term and discount rate):

March 31,
2019
Cash outflows for operating leases	$986
Sublease income as primary obligor	$406
Weighted average remaining lease term (years)	20.54
Weighted average discount rate	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2019 and related imputed interest are as follows (in thousands):

2019	$2,034
2020	3,612
2021	3,600
2022	3,584
2023	3,599
Thereafter	43,474
Total lease payments	59,903
Less imputed interest	(24,365)
Present value of lease liabilities	$35,538

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

At December 31, 2018, future minimum lease payments under operating leases accounted for under ASC 840 were as follows (in thousands):

Years ending December 31:
2019	$3,015
2020	3,374
2021	3,210
2022	2,315
2023	2,263
Thereafter	6,287
$20,464

Contract commitments.  At March 31, 2019, we have contractual commitments of approximately $28.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will be paid during the year ending December 31, 2019.

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

(14) DISCLOSURES ABOUT FAIR VALUE

GAAP defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP also establishes a fair value hierarchy that prioritizes the use of higher‑level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2019 and December 31, 2018.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at March 31, 2019 was approximately $284.2 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(15) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling services agreements contain minimum payment arrangements, resulting in a fixed amount of revenue recognized, which we refer to as “firm commitments” and are accounted for in accordance with ASC 842, Leases (“ASC 842 revenue”). The remainder is recognized in accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606 revenue”).

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2019	2018
Terminaling services fees:
Firm commitments (ASC 842/840 revenue)	$40,685	$38,706
Firm commitments (ASC 606 revenue)	3,484	3,427
Total firm commitments revenue	44,169	42,133
Ancillary revenue (ASC 606 revenue)	10,531	9,771
Ancillary revenue (ASC 842/840 revenue)	975	1,287
Total ancillary revenue	11,506	11,058
Total terminaling services fees	55,675	53,191
Pipeline transportation fees (ASC 842/840 revenue)	849	869
Management fees (ASC 606 revenue)	1,664	2,365
Management fees (ASC 842/840 revenue)	456	19
Total management fees	2,120	2,384
Total revenue	$58,644	$56,444

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Total
2019	$3,418	$422	$—	$916	$—	$3,520	$8,276
2020	1,716	563	—	1,039	—	3,606	6,924
2021	1,339	47	—	519	—	3,477	5,382
2022	948	—	—	—	—	869	1,817
2023	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,421	$1,032	$—	$2,474	$—	$11,472	$22,399

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2019 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $132.4 million for the remainder of 2019, $155.8 million for 2020, $123.9 million for 2021, $93.0 million for 2022, $79.5 million for 2023 and $529.6 million thereafter.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less direct operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals.

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments is as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Gulf Coast Terminals:
Terminaling services fees	$16,166	$16,173
Management fees	9	97
Revenue	16,175	16,270
Direct operating costs and expenses	(5,449)	(5,832)
Net margins	10,726	10,438
Midwest Terminals
Terminaling services fees	2,490	2,419
Pipeline transportation fees	453	433
Revenue	2,943	2,852
Direct operating costs and expenses	(585)	(712)
Net margins	2,358	2,140
Brownsville Terminals:
Terminaling services fees	2,297	2,066
Pipeline transportation fees	396	436
Management fees	1,659	2,104
Revenue	4,352	4,606
Direct operating costs and expenses	(2,186)	(2,041)
Net margins	2,166	2,565
River Terminals:
Terminaling services fees	2,362	2,754
Revenue	2,362	2,754
Direct operating costs and expenses	(1,486)	(1,836)
Net margins	876	918
Southeast Terminals:
Terminaling services fees	21,376	20,239
Management fees	221	183
Revenue	21,597	20,422
Direct operating costs and expenses	(6,124)	(6,619)
Net margins	15,473	13,803
West Coast Terminals:
Terminaling services fees	10,984	9,540
Management fees	231	—
Revenue	11,215	9,540
Direct operating costs and expenses	(3,970)	(3,105)
Net margins	7,245	6,435
Total net margins	38,844	36,299
General and administrative expenses	(7,670)	(4,981)
Insurance expenses	(1,361)	(1,246)
Deferred compensation expense	(799)	(2,017)
Depreciation and amortization	(12,579)	(11,808)
Earnings from unconsolidated affiliates	1,140	2,889
Operating income	17,575	19,136
Other expenses	(9,591)	(6,962)
Net earnings	$7,984	$12,174

TransMontaigne Partners LLC and subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$13,923	$2,943	$1,991	$2,362	$21,597	$11,215	$54,031
Frontera	—	—	2,361	—	—	—	2,361
Associated Asphalt, LLC	2,252	—	—	—	—	—	2,252
Revenue	$16,175	$2,943	$4,352	$2,362	$21,597	$11,215	$58,644
Capital expenditures	$1,454	$279	$7,828	$487	$15,649	$4,583	$30,280
Identifiable assets	$118,683	$19,172	$62,827	$45,764	$249,548	$276,274	$772,268
Cash and cash equivalents							301
Investments in unconsolidated affiliates							225,483
Revolving credit facility unamortized deferred issuance costs, net							5,091
Right of use assets							34,402
Other							7,224
Total assets							$1,044,769

	Three months ended March 31, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Total
Revenue:
External customers	$14,058	$2,852	$2,488	$2,754	$20,422	$9,540	$52,114
Frontera	—	—	2,118	—	—	—	2,118
Associated Asphalt, LLC	2,212	—	—	—	—	—	2,212
Revenue	$16,270	$2,852	$4,606	$2,754	$20,422	$9,540	$56,444
Capital expenditures	$1,366	$301	$443	$547	$3,283	$563	$6,503

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded and our common units are no longer listed on the New York Stock Exchange (“NYSE”). In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership that had been registered for issuance and remained unsold as of the effectiveness of the Take-Private Transaction. Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

Further, in connection with the Take-Private Transaction, (i) effective February 26, 2019, we entered into the fourth amended and restated omnibus agreement and amended our senior secured credit facility, to among other things,  address governance changes in connection with us being wholly owned by an indirect controlled subsidiary of ArcLight, and (ii) on February 25, 2019, pursuant to the terms of the TLP Management Services savings and retention program, the plan administrator amended and restated the TLP Management Services savings and retention program, including to separate the program from the TLP Management Services 2016 long-term incentive plan and to remove common units of the Partnership as an investment or payment option under the program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2019. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2019	2018
Terminaling services fees	$55,675	$53,191
Pipeline transportation fees	849	869
Management fees	2,120	2,384
Revenue	$58,644	$56,444

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in six principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals and (vi) West Coast terminals. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2019	2018
Gulf Coast terminals	$16,175	$16,270
Midwest terminals	2,943	2,852
Brownsville terminals	4,352	4,606
River terminals	2,362	2,754
Southeast terminals	21,597	20,422
West Coast terminals	11,215	9,540
Revenue	$58,644	$56,444

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2019	2018
Gulf Coast terminals	$16,166	$16,173
Midwest terminals	2,490	2,419
Brownsville terminals	2,297	2,066
River terminals	2,362	2,754
Southeast terminals	21,376	20,239
West Coast terminals	10,984	9,540
Terminaling services fees	$55,675	$53,191

The increase in terminaling services fees at our Southeast terminals includes an increase of approximately $0.7 million resulting from placing into service approximately 870,000 barrels of new tank capacity at our Collins, Mississippi terminal in the first quarter of 2019.

The increase in terminaling services fees at our West Coast terminals is a result of contracting available capacity to a third-party customer.

Included in terminaling services fees for the three months ended March 31, 2019 and 2018 are fees charged to affiliates of approximately $3.0 million and $2.8 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2019	2018
Firm commitments	$44,169	$42,133
Ancillary	11,506	11,058
Terminaling services fees	$55,675	$53,191

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2019 are as follows (in thousands):

Less than 1 year remaining	$8,926	20%
1 year or more, but less than 3 years remaining	14,144	32%
3 years or more, but less than 5 years remaining	9,209	21%
5 years or more remaining (1)	11,890	27%
Total firm commitments for the three months ended March 31, 2019	$44,169

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

Pipeline transportation fees.    We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement. Revenue associated with the capacity reservation agreement is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. Once our Brownsville terminal expansion efforts are complete, including the conversion of our Diamondback pipeline to transport diesel and gasoline, we then expect to earn pipeline transportation fees at our Diamondback pipeline based on the volume of product transported subject to minimum volume commitments. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system. The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2019	2018
Gulf Coast terminals	$—	$—
Midwest terminals	453	433
Brownsville terminals	396	436
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Pipeline transportation fees	$849	$869

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

Management Fees by Business Segment

	Three months ended March 31,
	2019	2018
Gulf Coast terminals	$9	$97
Midwest terminals	—	—
Brownsville terminals	1,659	2,104
River terminals	—	—
Southeast terminals	221	183
West Coast terminals	231	—
Management fees	$2,120	$2,384

Included in management fees for the three months ended March 31, 2019 and 2018 are fees charged to affiliates of approximately $1.7 million and $1.5 million, respectively.

ANALYSIS OF COSTS AND EXPENSES

The direct operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather. The direct operating costs and expenses of our operations were as follows (in thousands):

Direct Operating Costs and Expenses

	Three months ended March 31,
	2019	2018
Wages and employee benefits	$7,653	$7,778
Utilities and communication charges	2,685	2,425
Repairs and maintenance	3,054	4,546
Office, rentals and property taxes	3,177	2,962
Vehicles and fuel costs	209	189
Environmental compliance costs	875	787
Other	2,147	1,458
Direct operating costs and expenses	$19,800	$20,145

The direct operating costs and expenses of our business segments were as follows (in thousands):

Direct Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2019	2018
Gulf Coast terminals	$5,449	$5,832
Midwest terminals	585	712
Brownsville terminals	2,186	2,041
River terminals	1,486	1,836
Southeast terminals	6,124	6,619
West Coast terminals	3,970	3,105
Direct operating costs and expenses	$19,800	$20,145

General and administrative expenses include fees paid to TLP Management Services under the omnibus agreement to cover the costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include direct general and administrative expenses for costs and expenses of employees performing engineering, health, safety and environmental services, third party accounting costs associated with annual and quarterly reports and tax return and Schedule K‑1 preparation and distribution, legal fees and independent director fees. The general and administrative expenses were approximately $7.7 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses for the three months ended March 31, 2019 is primarily attributable to an increase in the omnibus fee beginning May 13, 2018 and one-time costs associated with the Take-Private Transaction.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2019 and 2018, the expense associated with insurance was approximately $1.4 million and $1.2 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $0.8 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was approximately $12.6 million and $11.8 million, respectively.

For the three months ended March 31, 2019 and 2018, interest expense was approximately $8.8 million and $6.5 million, respectively. The increase in interest expense is primarily attributable to financing our growth capital projects with additional debt and increases in LIBOR based interest rates.

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

 Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2019	2018
BOSTCO	$576	$1,991
Frontera	564	898
Total earnings from investments in unconsolidated affiliates	$1,140	$2,889

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2019	2018
BOSTCO	$—	$—
Frontera	225	1,150
Additional capital investments in unconsolidated affiliates	$225	$1,150

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Three months ended March 31,
	2019	2018
BOSTCO	$2,408	$2,094
Frontera	505	1,096
Cash distributions received from unconsolidated affiliates	$2,913	$3,190

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our debt service obligations, working capital requirements and capital projects, including additional investments and expansion, development and acquisition opportunities. We expect to fund any additional investments, capital projects and future expansion, development and acquisition opportunities with cash flows from operations and additional borrowings under our revolving credit facility.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$13,924	$24,394
Net cash provided by (used in) investing activities	$(30,505)	$2,372
Net cash provided by (used in) financing activities	$16,550	$(26,752)

The decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The increase in net cash used in investing activities is primarily related to the timing of construction spend and proceeds of approximately $10.0 million from the sale of assets in February 2018.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2019. At March 31, 2019, the remaining expenditures to complete the approved projects are estimated to be approximately $55 million. These expenditures primarily relate to the construction costs associated with our Collins, Mississippi Phase II terminal expansion and our expansion of the Brownsville operations.

Our Collins Phase II terminal expansion includes the construction of an additional 870,000 barrels of new storage capacity and significant improvements to the Colonial Pipeline receipt and delivery manifolds. The anticipated aggregate cost of this project is estimated to be approximately $55 million. Approximately 870,000 barrels were placed into commercial service in the first quarter of 2019, with the manifold improvements to be placed into commercial service in the second half of 2019.

 Our expansion of our Brownsville operations includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback Pipeline to transport diesel and gasoline to the U.S./Mexico border. The first tanks of the additional liquids storage capacity was placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

The change in net cash provided by (used in) financing activities includes an increase of approximately $36.8 million in borrowings under our revolving credit facility primarily to fund additional growth capital projects and $7.4 million in debt issuance costs in the first quarter of last year related to issuing senior notes in February 2018. Net proceeds of the senior notes were primarily used to repay indebtedness under our revolving credit facility.

Third amended and restated senior secured credit facility.  On December 14, 2017 we amended our revolving credit facility, which increased the maximum borrowing line of credit to $850 million from $600 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2019, our outstanding borrowings under our revolving credit facility were $339.8 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

	Three months ended				Twelve months ending
	June 30,	September 30,	December 31,	March 31,	March 31,
	2018	2018	2018	2019	2019
Financial performance covenant tests:
Consolidated EBITDA (1)	$33,833	$36,063	$31,564	$31,474	$132,934
Material Project credit (2)	854	663	8,220	981	10,718
Consolidated EBITDA for the leverage ratios (1)	$34,687	$36,726	$39,784	$32,455	$143,652
Revolving credit facility debt					339,800
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$639,800
Senior secured leverage ratio					2.37
Total leverage ratio					4.45
Consolidated EBITDA for the interest coverage ratio (1)	$33,833	$36,063	$31,564	$31,474	$132,934
Consolidated interest expense (1) (3)	$8,188	$8,464	$8,396	$8,699	$33,747
Interest coverage ratio					3.94
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$34,687	$36,726	$39,784	$32,455	$143,652
Material Project credit (2)	(854)	(663)	(8,220)	(981)	(10,718)
Interest expense	(8,273)	(8,608)	(8,558)	(8,842)	(34,281)
Unrealized loss on derivative instruments	85	144	162	143	534
Amortization of deferred revenue	(149)	(119)	131	(27)	(164)
Taxes paid for equity compensation awards	317	—	—	—	317
Change in operating assets and liabilities	9,656	3,122	4,819	(8,824)	8,773
Cash flows provided by operating activities	$35,469	$30,602	$28,118	$13,924	$108,113

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.

(2)

Reflects percentage of completion pro forma credit related to the Collins Phase II terminal expansion and the Brownsville operations expansion that qualify as a “Material Project” under the terms of our revolving credit facility.

(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Termination of shelf registration.  On September 2, 2016, the SEC declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. Prior to the Take-Private Transaction, the shelf registration statement allowed the Partnership to issue and register with the SEC common units and debt securities. In February 2018, the Partnership used the shelf registration statement to issue senior notes. In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership that had been registered for issuance and remained unsold as of the effectiveness of the Take-Private Transaction. The senior notes remain outstanding and the Company is voluntarily filing pursuant to the covenants contained in the senior notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 15, 2019, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At March 31, 2019, we had outstanding borrowings of  $339.8 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2019,  and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1 Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our  Annual Report on Form 10-K filed on March 15, 2019, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed on March 15, 2019.

ITEM 6.  EXHIBITS

Exhibit number	Description of exhibits

1.1

Agreement and Plan of Merger, dated as of February 26, 2019, by and between TransMontaigne Partners LLC and TransMontaigne GP L.L.C.  (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

2.1

Agreement and Plan of Merger, dated as of November 25, 2018, by and among TLP Finance Holdings, LLC, TLP Acquisition Holdings, LLC, TLP Equity Holdings, LLC, TLP Merger Sub, LLC, TransMontaigne Partners L.P. and TransMontaigne GP L.L.C. (incorporated by reference to the Current Report on Form 8-K of the Partnership filed with the SEC on November 26, 2018).

3.1

Certificate of Merger of TLP Merger Sub, LLC into TransMontaigne Partners L.P., effective as of February 26, 2019 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.2

Certificate of Conversion of TransMontaigne Partners L.P. into TransMontaigne Partners LLC, effective as of February 26, 2019 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.3

Certificate of Formation of TransMontaigne Partners LLC, dated February 26, 2019 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.4

Limited Liability Company Agreement of TransMontaigne Partners LLC, dated February 26, 2019 (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

3.5

Certificate of Merger of TransMontaigne GP L.L.C. into TransMontaigne Partners LLC, effective as of February 26, 2019 (incorporated by reference to Exhibit 3.5 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

10.1

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

10.2

Fourth Amended and Restated Omnibus Agreement, dated as of February 26, 2019, by and among TransMontaigne Partners LLC, TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P. and TLP Management Services LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 28, 2019).

10.3

TLP Management Services LLC Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 10, 2019	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer