Form 10-Q
period 2019-06-30
TransMontaigne Partners LLC
filed 2019-08-09
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

(303) 626‑8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2019, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June  30, 2019 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2018, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2019 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June  30, 2019:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.
•	TLP Management Services LLC

We do not have off‑balance‑sheet arrangements or special‑purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$612	$1,026
Trade accounts receivable, net	15,924	14,049
Due from affiliates	1,925	1,953
Other current assets	7,400	8,097
Total current assets	25,861	25,125
Property, plant and equipment, net	698,926	689,170
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	224,683	227,031
Right-of-use assets, operating leases	36,633	—
Other assets, net	50,389	51,254
	$1,045,920	$1,002,008
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,123	$28,212
Operating lease liabilities	3,011	—
Accrued liabilities	32,635	31,946
Total current liabilities	46,769	60,158
Other liabilities	4,962	4,643
Long-term operating lease liabilities	35,541	—
Long-term debt	632,736	598,622
Total liabilities	720,008	663,423
Commitments and contingencies (Note 13)
Equity:
Common units - 16,229,123 issued and outstanding at December 31, 2018	—	285,095
General partner interest - 2% interest with 331,206 equivalent units outstanding at December 31, 2018	—	53,490
Member interest	325,912	—
Total equity	325,912	338,585
	$1,045,920	$1,002,008

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
External customers	$57,837	$51,379	$111,604	$103,493
Affiliates	7,132	4,769	14,633	10,060
Total revenue	64,969	56,148	126,237	113,553
Costs and expenses:
Operating	(26,464)	(23,562)	(51,789)	(48,064)
General and administrative expenses	(5,212)	(5,320)	(13,376)	(11,499)
Insurance expenses	(1,218)	(1,271)	(2,579)	(2,517)
Deferred compensation expense	(294)	(441)	(1,093)	(2,458)
Depreciation and amortization	(13,107)	(13,225)	(25,759)	(25,096)
Total costs and expenses	(46,295)	(43,819)	(94,596)	(89,634)
Earnings from unconsolidated affiliates	1,225	2,444	2,365	5,333
Gain from insurance proceeds	3,351	—	3,351	—
Operating income	23,250	14,773	37,357	29,252
Other expenses:
Interest expense	(9,708)	(8,273)	(18,550)	(14,734)
Amortization of deferred debt issuance costs	(632)	(1,289)	(1,382)	(1,790)
Total other expenses	(10,340)	(9,562)	(19,932)	(16,524)
Net earnings	$12,910	$5,211	$17,425	$12,728

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

 (Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance April 1, 2018	$305,668	$53,627	$—	$359,295
Distributions to unitholders	(12,735)	(3,859)	—	(16,594)
Equity-based compensation	441	—	—	441
Issuance of 21,666 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(317)	—	—	(317)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	16	—	16
Contribution from TLP Holdings	3,844	—	—	3,844
Net earnings for three months ended June 30, 2018	1,339	3,872	—	5,211
Balance June 30, 2018	$298,240	$53,656	$—	$351,896

Balance April 1, 2019	$—	$—	$327,378	$327,378
Distributions to TLP Finance	—	—	(14,376)	(14,376)
Net earnings for the three months ended June 30, 2019	—	—	12,910	12,910
Balance June 30, 2019	$—	$—	$325,912	$325,912

Balance January 1, 2018	$308,495	$53,448	$—	$361,943
Distributions to unitholders	(25,193)	(7,464)	—	(32,657)
Equity-based compensation	2,458	—	—	2,458
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	34	—	34
Contribution from TLP Holdings	8,048	—	—	8,048
Net earnings for six months ended June 30, 2018	5,090	7,638	—	12,728
Balance June 30, 2018	$298,240	$53,656	$—	$351,896

Balance January 1, 2019	$285,095	$53,490	$—	$338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	(3,346)	(3,346)
Contribution from TLP Holdings	4,829	—	—	4,829
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(14,376)	(14,376)
Net earnings for the six months ended June 30, 2019	2,990	2,674	11,761	17,425
Balance June 30, 2019	$—	$—	$325,912	$325,912

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited) (In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash flows from operating activities:
Net earnings	$12,910	$5,211	$17,425	$12,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,107	13,225	25,759	25,096
Earnings from unconsolidated affiliates	(1,225)	(2,444)	(2,365)	(5,333)
Distributions from unconsolidated affiliates	3,102	3,971	6,014	7,161
Equity-based compensation	—	441	45	2,458
Amortization of deferred debt issuance costs	632	1,289	1,382	1,790
Amortization of deferred revenue	(180)	(149)	(207)	(336)
Unrealized loss on derivative instruments	511	85	654	127
Gain from insurance proceeds	(3,351)	—	(3,351)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	668	(1,078)	(1,875)	495
Due from affiliates	565	421	138	(1,688)
Other current assets	1,295	4,190	(1,206)	2,269
Amounts due under long-term terminaling services agreements, net	165	176	587	204
Right-of-use assets, operating leases	654	—	1,248	—
Deposits	—	—	10	(1)
Other assets, net	252	—	436	—
Trade accounts payable	(5,061)	(2,420)	(4,242)	(795)
Accrued liabilities	3,959	8,703	(3,166)	7,647
Operating lease liabilities	(238)	—	(993)	—
Net cash provided by operating activities	27,765	31,621	36,293	51,822
Cash flows from investing activities:
Investments in unconsolidated affiliates	(1,076)	(114)	(1,301)	(1,264)
Return of investment in unconsolidated affiliates	—	850	—	850
Capital expenditures	(16,955)	(15,461)	(47,297)	(21,988)
Proceeds from sale of assets	—	—	—	10,025
Proceeds from insurance claims	4,988	—	4,988	—
Net cash used in investing activities	(13,043)	(14,725)	(43,610)	(12,377)
Cash flows from financing activities:
Proceeds from senior notes	—	—	—	300,000
Borrowings under revolving credit facility	40,000	38,900	97,200	85,500
Repayments under revolving credit facility	(40,100)	(42,800)	(63,500)	(392,400)
Debt issuance costs	—	(505)	—	(7,871)
Taxes paid for equity compensation awards	—	(317)	—	(658)
Distributions paid to unitholders	—	(16,594)	(17,250)	(32,657)
Distributions to TLP Finance	(14,376)	—	(14,376)	—
Contribution from TLP Holdings and TransMontaigne GP	—	3,860	4,829	8,082
Net cash provided by (used in) financing activities	(14,476)	(17,456)	6,903	(40,004)
Increase (decrease) in cash and cash equivalents	246	(560)	(414)	(559)
Cash and cash equivalents at beginning of period	366	970	1,026	969
Cash and cash equivalents at end of period	$612	$410	$612	$410
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,752	$3,265	$17,962	$7,631
Property, plant and equipment acquired with accounts payable	$6,528	$6,546	$6,528	$6,546

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

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

We were originally formed as TransMontaigne Partners L.P. (“the Partnership”) in February 2005 as a Delaware limited partnership. Through February 26, 2019, the Partnership’s common units were listed and publicly traded on the New York Stock Exchange under the symbol “TLP”. The Partnership was controlled by a general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which was an indirect, controlled subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). TransMontaigne GP also held the Partnership’s incentive distribution rights, which were non‑voting limited partner interests with the rights set forth in the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 27, 2005, as amended from time to time.

On February 26, 2019, an affiliate of ArcLight completed its previously announced acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests  (“member interest”), (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange.  Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and we are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS.  Further, TMS provided all payroll programs and maintained all employee benefit programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and management and operational activities previously provided by TMS. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.  Further, in connection with the TMS Contribution, we entered into the Consent and Third Amendment to Third Amended and Restated Senior Secured Credit Facility (the “Third Amendment”), which amends the Third Amended and Restated Senior Secured Credit Facility (“revolving credit facility”), dated as of March 13, 2017, among the Borrower, Wells Fargo Bank, National Association, as administrative agent, the financial institutions party thereto as lenders and the other parties thereto. The Third Amendment amends the revolving credit facility primarily to reflect the TMS Contribution and the resulting termination of the omnibus agreement.

Our basis in the assets and liabilities of TMS at December 31, 2018 was as follows (in thousands):

Cash	$694
Trade accounts receivable	7
Due from affiliates	456
Other current assets	456
Property, plant and equipment, net	991
Other assets, net	484
Trade accounts payable	(1,205)
Accrued and other liabilities	(3,025)
Equity	(1,142)

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June  30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June  30, 2019 and 2018. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

(c) Accounting for operations

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract.  Contract assets are transferred to accounts receivable when the rights become unconditional. At June  30, 2019, we did not have any contract assets related to ASC 606.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes, injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue generated by these services is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. The majority of our ancillary revenue is recognized in accordance with ASC 606.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate two terminals for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and we manage another terminal for SeaPort Sound Terminal, LLC in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee.  We also manage additional terminal facilities that are owned by affiliates of ArcLight, including a terminal in Baltimore, Maryland (the “Baltimore Terminal”) and Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.8 million barrels of storage capacity.  We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(i) Deferred compensation expense

We have a savings and retention program to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (see Note 12 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in earnings.

At June  30, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020.  The derivative instrument outstanding at December 31, 2018 expired on March 11, 2019. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements were determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

 (2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.3 million for the three months ended June 30, 2019 and 2018 and approximately $3.0 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively and approximately $1.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.2 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively and approximately $4.5 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)- Central services.  We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP, for a management fee that is based on our costs incurred plus an annual fee. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC.  SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2020, subject to one-year automatic renewals unless terminated by either party upon 180 days’ prior notice. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and administrative agreement of approximately $0.8 million for both the three months ended June 30, 2019 and 2018 and approximately $1.7 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

Operations and reimbursement agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)- Central services.  Our subsidiary, TMS, manages a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary.  We receive a management fee based on our costs incurred plus an annual fee. We recognized revenue related to this operations and reimbursement agreement of approximately $1.6 million and  $nil for the three months ended June 30, 2019 and 2018, respectively and approximately $3.2 million and  $nil for the six months ended June 30, 2019 and 2018, respectively.

Other affiliates – Central services.  We manage additional terminal facilities that are owned by affiliates of ArcLight, including the Baltimore Terminal and LHT.  We recognized revenue related to reimbursements from these

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

affiliates of approximately $0.4 million and  $nil for the three months ended June 30, 2019 and 2018, respectively and approximately $0.8 million and  $nil for the six months ended June 30, 2019 and 2018, respectively.  Our management of the Baltimore Terminal terminated on July 1, 2019.

See also Note 1(a), Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $4.1 million at June 30, 2019. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade accounts receivable	$16,033	$14,158
Less allowance for doubtful accounts	(109)	(109)
	$15,924	$14,049

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
NGL Energy Partners LP	19%	23%	20%	22%
RaceTrac Petroleum Inc.	9%	12%	10%	11%
Castleton Commodities International LLC	9%	9%	9%	10%

(4) OTHER CURRENT ASSETS

Other current assets was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Amounts due from insurance companies	$1,384	$2,861
Prepaid insurance	3,422	1,371
Additive detergent	1,284	1,218
Deposits and other assets	1,310	2,647
	$7,400	$8,097

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June  30, 2019 and December 31, 2018, we have recognized amounts due from insurance companies of approximately $1.4 million and $2.9 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2019, we received reimbursements from insurance companies of approximately $2.2 million. During the six months ended June 30, 2019, we increased our estimate of probable future insurance recoveries by approximately $0.7 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Land	$83,451	$83,451
Terminals, pipelines and equipment	982,117	918,537
Furniture, fixtures and equipment	7,170	7,289
Construction in progress	35,643	64,763
	1,108,381	1,074,040
Less accumulated depreciation	(409,455)	(384,870)
	$698,926	$689,170

(6) GOODWILL

Goodwill was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At June 30, 2019 and December 31, 2018, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the six months ended June 30, 2019 or during the year ended December 31, 2018 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2019 and December 31, 2018, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
BOSTCO	42.5%	42.5%	$200,523	$203,005
Frontera	50%	50%	24,160	24,026
Total investments in unconsolidated affiliates			$224,683	$227,031

At June 30, 2019 and December 31, 2018,  our investment in BOSTCO includes approximately  $6.7 million and $6.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
BOSTCO	$563	$1,848	$1,139	$3,839
Frontera	662	596	1,226	1,494
Total earnings from investments in unconsolidated affiliates	$1,225	$2,444	$2,365	$5,333

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
BOSTCO	$1,076	$—	$1,076	$—
Frontera	—	114	225	1,264
Additional capital investments in unconsolidated affiliates	$1,076	$114	$1,301	$1,264

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
BOSTCO	$2,289	$3,491	$4,697	$5,585
Frontera	813	1,330	1,317	2,426
Cash distributions received from unconsolidated affiliates	$3,102	$4,821	$6,014	$8,011

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Current assets	$16,700	$19,299	$5,244	$5,866
Long-term assets	457,793	455,984	44,596	45,115
Current liabilities	(12,235)	(12,471)	(1,484)	(2,845)
Long-term liabilities	(6,314)	(1,259)	(36)	(84)
Net assets	$455,944	$461,553	$48,320	$48,052

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$14,864	$16,908	$5,011	$6,009
Expenses	(13,229)	(11,515)	(3,687)	(4,817)
Net income	$1,635	$5,393	$1,324	$1,192

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$31,470	$33,735	$10,109	$11,921
Expenses	(27,283)	(24,064)	(7,657)	(8,933)
Net income	$4,187	$9,671	$2,452	$2,988

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Customer relationships, net of accumulated amortization of $6,062 and $4,887, respectively	$43,368	$44,543
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $8,504 and $7,656, respectively	4,667	5,515
Amounts due under long-term terminaling services agreements	361	422
Deposits and other assets	1,993	774
	$50,389	$51,254

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

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At both June 30, 2019 and December 31, 2018, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.4 million.

(9) ACCRUED LIABILITIES

Accrued liabilities was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Customer advances and deposits	$11,695	$11,927
Accrued property taxes	4,325	3,003
Accrued environmental obligations	1,746	1,556
Interest payable	7,838	7,814
Accrued expenses and other	7,031	7,646
	$32,635	$31,946

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2019 and December 31, 2018, we have billed and collected from certain of our customers approximately $11.7 million and $11.9 million, respectively, in advance of the terminaling services being provided. At June 30, 2019 and 2018, approximately $1.0 million and $0.4 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.8 million and $0.5 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued environmental obligations.  At June 30, 2019 and December 31, 2018, we have accrued environmental obligations of approximately $1.7 million and $1.6 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2019, we made payments of approximately $0.5 million towards our environmental remediation obligations. During the six months ended June 30, 2019, we increased our estimate of our future environmental remediation costs by approximately  $0.6 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Advance payments received under long-term terminaling services agreements	$3,247	$2,721
Deferred revenue	1,715	1,922
	$4,962	$4,643

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight‑line basis over the term of the respective agreements. At June 30, 2019 and December 31, 2018, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $3.2 million and $2.7 million, respectively.

Deferred revenue.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At June 30, 2019 and December 31, 2018, we have unamortized deferred revenue for completed projects of approximately $1.7 million and $1.9 million, respectively. During the six months ended June 30, 2019, we billed customers approximately $0.3 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $0.5 million. At June 30, 2019 and 2018, approximately $0.1  million and $nil, respectively, of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2019 and 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.1 million and $0.2 million, respectively.

(11) LONG‑TERM DEBT

Long-term debt was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Revolving credit facility due in 2022	$339,700	$306,000
6.125% senior notes due in 2026	300,000	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $1,118 and $704, respectively	(6,964)	(7,378)
	$632,736	$598,622

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

In connection with the TMS Contribution, we entered into the Consent and Third Amendment to our Third Amended and Restated Senior Secured Credit Facility (“revolving credit facility”), primarily to reflect the TMS Contribution and the resulting termination of the omnibus agreement. Our revolving credit facility as amended provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the six months ended June 30, 2019 and the year ended December 31, 2018.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the six months ended June 30, 2019 and 2018, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.8% and 4.7%, respectively. At June 30, 2019 and December 31, 2018, our outstanding borrowings under our revolving credit facility were $339.7 million and $306 million, respectively. At both June 30, 2019 and December 31, 2018 our outstanding letters of credit were $0.4 million.

(12)  DEFERRED COMPENSATION EXPENSE

We have a savings and retention program to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we also had a long‑term incentive plan to compensate the independent directors of our general partner. Awards under the long-term incentive plan were settled in our common units, and accordingly, we accounted for the awards as an equity award. For awards to the independent directors, deferred compensation expense was approximately  $nil and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

The purpose of the savings and retention program is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Awards under the program with respect to individuals providing services to the Company generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Company as specified in the program.  The awards are increased for the value of any accrued growth based on underlying investments deemed made with

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

A person will satisfy the age and length of service thresholds of the program upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of any of its affiliates or predecessors.

Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities.

For awards to employees, approximately $1.1 million and $2.3 million is included in deferred compensation expense for the six months ended June 30, 2019 and 2018, respectively.

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

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

use assets on January 1, 2019.  Amounts recognized at January 1, 2019 and June 30, 2019 for operating leases was as follows (in thousands):

Right-of-use assets, operating leases - January 1, 2019	$37,881
Amortization of right-of-use assets, January 1, 2019-March 31, 2019	(594)
Right-of-use assets, operating leases - March 31, 2019	37,287
Amortization of right-of-use assets, April 1, 2019-June 30, 2019	(654)
Right-of-use assets, operating leases - June 30, 2019	$36,633

Operating lease liabilities - January 1, 2019	$39,545
Liability reduction, net January 1, 2019-March 31, 2019	(755)
Operating lease liabilities - March 31, 2019	38,790
Liability reduction, net April 1, 2019-June 30, 2019	(238)
Operating lease liabilities - June 30, 2019	$38,552
Current portion of operating lease liabilities	$3,011
Long-term operating lease liabilities	$35,541

No impact was recorded to the statement of operations or beginning equity for ASC 842.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. We have elected the practical expedient to account for the remainder of our lease agreements and non-lease components as a single lease component. Non-lease payments include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of June 30, 2019, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019

Operating leases	$1,157	$2,226
Short-term and variable leases	233	505
Total lease costs	$1,390	$2,731

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019

Cash outflows for operating leases	$756	$1,970
Sublease income as primary obligor	$247	$493

		June 30,
		2019
Weighted average remaining lease term (years)		19.61
Weighted average discount rate		5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2019 and related imputed interest was as follows (in thousands):

2019 (remainder of the year)	$2,032
2020	4,529
2021	4,423
2022	4,413
2023	3,883
Thereafter	43,474
Total lease payments	62,754
Less imputed interest	(24,202)
Present value of operating lease liabilities	$38,552

At December 31, 2018, future minimum lease payments under operating leases accounted for under ASC 840 was as follows (in thousands):

Years ending December 31:
2019	$4,050
2020	4,308
2021	3,973
2022	3,050
2023	2,508
Thereafter	6,287
$24,176

Contract commitments.  At June 30, 2019, we have contractual commitments of approximately $28.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid during the year ending December 31, 2019.

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

Notes to consolidated financial statements (unaudited) (continued)

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2019 and December 31, 2018.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at June 30, 2019 was approximately $290.5 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Terminaling services fees:
Firm commitments (ASC 842/840 revenue)	$44,493	$39,149	$85,177	$77,855
Firm commitments (ASC 606 revenue)	3,953	3,549	7,438	6,976
Total firm commitments revenue	48,446	42,698	92,615	84,831
Ancillary revenue (ASC 606 revenue)	9,616	9,390	20,147	18,820
Ancillary revenue (ASC 842/840 revenue)	1,502	290	2,477	1,918
Total ancillary revenue	11,118	9,680	22,624	20,738
Total terminaling services fees	59,564	52,378	115,239	105,569
Pipeline transportation fees (ASC 842/840 revenue)	853	794	1,702	1,663
Management fees (ASC 606 revenue)	4,207	2,890	8,294	6,081
Management fees (ASC 842/840 revenue)	345	86	1,002	240
Total management fees	4,552	2,976	9,296	6,321
Total revenue	$64,969	$56,148	$126,237	$113,553

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2019 (remainder of the year)	$2,325	$280	$—	$573	$—	$2,672	$—	$5,850
2020	1,809	560	—	1,039	—	3,876	—	7,284
2021	1,391	47	—	519	—	3,748	—	5,705
2022	959	—	—	—	—	1,033	—	1,992
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$6,484	$887	$—	$2,131	$—	$11,329	$—	$20,831

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2019 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $94.7 million for the remainder of 2019, $157.2 million for 2020, $124.5 million for 2021, $93.5 million for 2022, $79.5 million for 2023 and $526.7 million thereafter.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services.    Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Gulf Coast Terminals:
Terminaling services fees	$16,978	$16,465	$33,144	$32,638
Management fees	5	86	14	183
Revenue	16,983	16,551	33,158	32,821
Operating costs and expenses	(5,458)	(5,413)	(10,907)	(11,245)
Net margins	11,525	11,138	22,251	21,576
Midwest Terminals
Terminaling services fees	2,751	2,405	5,241	4,824
Pipeline transportation fees	453	433	906	866
Revenue	3,204	2,838	6,147	5,690
Operating costs and expenses	(821)	(743)	(1,406)	(1,455)
Net margins	2,383	2,095	4,741	4,235
Brownsville Terminals:
Terminaling services fees	2,566	1,977	4,863	4,043
Pipeline transportation fees	400	361	796	797
Management fees	1,439	1,892	3,098	3,996
Revenue	4,405	4,230	8,757	8,836
Operating costs and expenses	(2,304)	(2,135)	(4,490)	(4,176)
Net margins	2,101	2,095	4,267	4,660
River Terminals:
Terminaling services fees	2,392	2,589	4,754	5,343
Revenue	2,392	2,589	4,754	5,343
Operating costs and expenses	(1,523)	(1,805)	(3,009)	(3,641)
Net margins	869	784	1,745	1,702
Southeast Terminals:
Terminaling services fees	21,752	19,510	43,128	39,749
Management fees	257	194	478	377
Revenue	22,009	19,704	43,606	40,126
Operating costs and expenses	(5,968)	(5,714)	(12,092)	(12,333)
Net margins	16,041	13,990	31,514	27,793
West Coast Terminals:
Terminaling services fees	13,125	9,432	24,109	18,972
Management fees	8	—	17	—
Revenue	13,133	9,432	24,126	18,972
Operating costs and expenses	(4,534)	(3,465)	(8,504)	(6,570)
Net margins	8,599	5,967	15,622	12,402
Central Services:
Management fees	2,843	804	5,689	1,765
Revenue	2,843	804	5,689	1,765
Operating costs and expenses	(5,856)	(4,287)	(11,381)	(8,644)
Net margins	(3,013)	(3,483)	(5,692)	(6,879)
Total net margins	38,505	32,586	74,448	65,489
General and administrative expenses	(5,212)	(5,320)	(13,376)	(11,499)
Insurance expenses	(1,218)	(1,271)	(2,579)	(2,517)
Deferred compensation expense	(294)	(441)	(1,093)	(2,458)
Depreciation and amortization	(13,107)	(13,225)	(25,759)	(25,096)
Earnings from unconsolidated affiliates	1,225	2,444	2,365	5,333
Gain from insurance proceeds	3,351	—	3,351	—
Operating income	23,250	14,773	37,357	29,252
Other expenses	(10,340)	(9,562)	(19,932)	(16,524)
Net earnings	$12,910	$5,211	$17,425	$12,728

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$14,743	$3,204	$2,356	$2,392	$22,009	$13,133	$—	$57,837
Affiliate customers	2,240	—	2,049	—	—	—	2,843	7,132
Revenue	$16,983	$3,204	$4,405	$2,392	$22,009	$13,133	$2,843	$64,969
Capital expenditures	$1,614	$108	$3,623	$679	$8,788	$1,885	$258	$16,955
Identifiable assets	$128,771	$19,292	$78,474	$44,777	$247,649	$279,742	$12,578	$811,283
Cash and cash equivalents								612
Investments in unconsolidated affiliates								224,683
Revolving credit facility unamortized deferred issuance costs, net								4,667
Other								4,675
Total assets								$1,045,920

	Three months ended June 30, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$14,480	$2,838	$2,336	$2,589	$19,704	$9,432	$—	$51,379
Affiliate customers	2,071	—	1,894	—	—	—	804	4,769
Revenue	$16,551	$2,838	$4,230	$2,589	$19,704	$9,432	$804	$56,148
Capital expenditures	$1,814	$35	$2,024	$345	$9,152	$2,082	$9	$15,461

	Six months ended June 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$28,616	$6,147	$4,355	$4,754	$43,606	$24,126	$—	$111,604
Affiliate customers	4,542	—	4,402	—	—	—	5,689	14,633
Revenue	$33,158	$6,147	$8,757	$4,754	$43,606	$24,126	$5,689	$126,237
Capital expenditures	$3,068	$387	$11,451	$1,166	$24,437	$6,468	$320	$47,297
Identifiable assets	$128,771	$19,292	$78,474	$44,777	$247,649	$279,742	$12,578	$811,283
Cash and cash equivalents								612
Investments in unconsolidated affiliates								224,683
Revolving credit facility unamortized deferred issuance costs, net								4,667
Other								4,675
Total assets								$1,045,920

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

	Six months ended June 30, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$28,538	$5,690	$4,824	$5,343	$40,126	$18,972	$—	$103,493
Affiliate customers	4,283	—	4,012	—	—	—	1,765	10,060
Revenue	$32,821	$5,690	$8,836	$5,343	$40,126	$18,972	$1,765	$113,553
Capital expenditures	$3,180	$336	$2,467	$892	$12,435	$2,645	$33	$21,988

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

As a result of the Take-Private Transaction, our common units ceased to be publicly traded and our common units are no longer listed on the New York Stock Exchange. In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership that had been registered for issuance and remained unsold as of the effectiveness of the Take-Private Transaction. Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

Further, as a result of the Take-Private Transaction, effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS,” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. (the “TMS Contribution”).  Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefit programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and management and operational activities previously provided by TMS.  The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control.   As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Further, in connection with the TMS Contribution, we entered into the Consent and Third Amendment to Third Amended and Restated Senior Secured Credit Facility (the “Third Amendment”), which amends the Third Amended and Restated Senior Secured Credit Facility (“revolving credit facility”), dated as of March 13, 2017, among the Borrower, Wells Fargo Bank, National Association, as administrative agent, the financial institutions party thereto as lenders and the other parties thereto. The Third Amendment amends the revolving credit facility primarily to reflect the TMS Contribution and the resulting termination of the omnibus agreement.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The first tanks of the additional liquids storage capacity were placed into commercial service during the first quarter of 2019. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline by the end of 2019, with the remaining additional liquids storage capacity being placed into commercial service at the same time. The anticipated aggregate cost of the terminal expansion and pipeline recommissioning is estimated to be approximately $55 million.

Expansion of our Collins terminal. Our Collins, Mississippi terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2019 we completed construction of approximately 870,000 barrels of new storage capacity at our Collins terminal, which is supported by a new long-term, fee-based terminaling services agreement with a third party customer. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements are expected to come online in the second half of 2019.  The improvements will result in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $60 million. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

Expansion of our West Coast terminals.  During the first quarter of 2019 and pursuant to a new long-term terminaling services agreement, we completed the construction of an additional 125,000 barrels of storage capacity at our Richmond West Coast terminal. The cost of constructing this new capacity was approximately $8 million. We are also pursuing other high-return investment opportunities similar to this at these terminals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and six months ended June 30, 2019. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2019 AND 2018

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2019	2018
Terminaling services fees	$59,564	$52,378
Pipeline transportation fees	853	794
Management fees	4,552	2,976
Revenue	$64,969	$56,148

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and other terminals, including affiliate terminals, we manage or operate, and reimbursement fees received from the other terminals, including affiliate terminals, we manage or operate. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2019	2018
Gulf Coast terminals	$16,983	$16,551
Midwest terminals	3,204	2,838
Brownsville terminals	4,405	4,230
River terminals	2,392	2,589
Southeast terminals	22,009	19,704
West Coast terminals	13,133	9,432
Central services	2,843	804
Revenue	$64,969	$56,148

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2019	2018
Gulf Coast terminals	$16,978	$16,465
Midwest terminals	2,751	2,405
Brownsville terminals	2,566	1,977
River terminals	2,392	2,589
Southeast terminals	21,752	19,510
West Coast terminals	13,125	9,432
Central services	—	—
Terminaling services fees	$59,564	$52,378

The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity. The increase in terminaling services fees at our Southeast terminals is primarily a result of placing into service new tank capacity at our Collins, Mississippi terminal. The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the three months ended June 30, 2019 and 2018 are fees charged to affiliates of approximately $2.9 million and $2.7 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2019	2018
Firm commitments	$48,446	$42,698
Ancillary	11,118	9,680
Terminaling services fees	$59,564	$52,378

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2019 are as follows (in thousands):

Less than 1 year remaining	$11,798	24%
1 year or more, but less than 3 years remaining	17,747	37%
3 years or more, but less than 5 years remaining	8,872	18%
5 years or more remaining (1)	10,029	21%
Total firm commitments for the three months ended June 30, 2019	$48,446

_____________________________

(1) We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue in effect through February 1, 2023, after which it shall automatically continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore,  we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2019	2018
Gulf Coast terminals	$—	$—
Midwest terminals	453	433
Brownsville terminals	400	361
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$853	$794

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate two terminals for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and we manage and operate another terminal for SeaPort Sound in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including a terminal in Baltimore, Maryland (the “Baltimore Terminal”)and Lucknow-Highspire Terminals, LLC, (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.8 million barrels of storage capacity.  We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended June 30,
	2019	2018
Gulf Coast terminals	$5	$86
Midwest terminals	—	—
Brownsville terminals	1,439	1,892
River terminals	—	—
Southeast terminals	257	194
West Coast terminals	8	—
Central services	2,843	804
Management fees	$4,552	$2,976

The increase in Central services management fees is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound, Baltimore Terminal and LHT. We began to operate SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage LHT starting January 1, 2019.

Included in management fees for the three months ended June 30, 2019 and 2018 are fees charged to affiliates of approximately $4.2 million and $2.1 million, respectively.

ANALYSIS OF COSTS AND EXPENSES

The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather. The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended June 30,
	2019	2018
Wages and employee benefits	$12,755	$10,515
Utilities and communication charges	2,550	2,123
Repairs and maintenance	3,493	2,205
Office, rentals and property taxes	3,627	3,407
Vehicles and fuel costs	263	253
Environmental compliance costs	1,076	923
Other	2,700	4,136
Operating costs and expenses	$26,464	$23,562

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2019	2018
Gulf Coast terminals	$5,458	$5,413
Midwest terminals	821	743
Brownsville terminals	2,304	2,135
River terminals	1,523	1,805
Southeast terminals	5,968	5,714
West Coast terminals	4,534	3,465
Central services	5,856	4,287
Operating costs and expenses	$26,464	$23,562

The increase in Central services operating costs and expenses is a result of operating additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound and the Baltimore Terminal. We began to operate these terminals in November 2018.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $5.2 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended June 30, 2019 and 2018, the expense associated with insurance was approximately $1.2 million and $1.3 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was approximately $13.1 million and $13.2 million, respectively.

For the three months ended June 30, 2019 and 2018, interest expense was approximately $9.7 million and $8.3 million, respectively. The increase in interest expense is primarily attributable to financing our growth capital projects with additional debt and increases in LIBOR based interest rates.

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

 Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2019	2018
BOSTCO	$563	$1,848
Frontera	662	596
Total earnings from investments in unconsolidated affiliates	$1,225	$2,444

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2019	2018
BOSTCO	$1,076	$—
Frontera	—	114
Additional capital investments in unconsolidated affiliates	$1,076	$114

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2019	2018
BOSTCO	$2,289	$3,491
Frontera	813	1,330
Cash distributions received from unconsolidated affiliates	$3,102	$4,821

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2019	2018
Terminaling services fees	$115,239	$105,569
Pipeline transportation fees	1,702	1,663
Management fees	9,296	6,321
Revenue	$126,237	$113,553

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and other terminals, including affiliate terminals, we manage or operate, and reimbursement fees received from the other terminals, including affiliate terminals, we manage or operate. The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2019	2018
Gulf Coast terminals	$33,158	$32,821
Midwest terminals	6,147	5,690
Brownsville terminals	8,757	8,836
River terminals	4,754	5,343
Southeast terminals	43,606	40,126
West Coast terminals	24,126	18,972
Central services	5,689	1,765
Revenue	$126,237	$113,553

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2019	2018
Gulf Coast terminals	$33,144	$32,638
Midwest terminals	5,241	4,824
Brownsville terminals	4,863	4,043
River terminals	4,754	5,343
Southeast terminals	43,128	39,749
West Coast terminals	24,109	18,972
Central services	—	—
Terminaling services fees	$115,239	$105,569

The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity. The increase in terminaling services fees at our Southeast terminals is primarily a result of placing into service new tank capacity at our Collins, Mississippi terminal. The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the six months ended June 30, 2019 and 2018 are fees charged to affiliates of approximately $5.9 million and $5.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2019	2018
Firm commitments	$92,615	$84,831
Ancillary	22,624	20,738
Terminaling services fees	$115,239	$105,569

The remaining terms on the terminaling services agreements that generated “firm commitments” for the six months ended June 30, 2019 are as follows (in thousands):

Less than 1 year remaining	$21,898	24%
1 year or more, but less than 3 years remaining	35,524	38%
3 years or more, but less than 5 years remaining	14,434	16%
5 years or more remaining (1)	20,759	22%
Total firm commitments for the six months ended June 30, 2019	$92,615

_____________________________

(1) We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue in effect through February 1, 2023, after which it shall automatically continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore, we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2019	2018
Gulf Coast terminals	$—	$—
Midwest terminals	906	866
Brownsville terminals	796	797
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$1,702	$1,663

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate two terminals for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and we manage and operate another terminal for SeaPort Sound in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including the Baltimore Terminal and LHT, which operates terminals throughout Pennsylvania encompassing approximately 9.8 million barrels of storage capacity.  We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended June 30,
	2019	2018
Gulf Coast terminals	$14	$183
Midwest terminals	—	—
Brownsville terminals	3,098	3,996
River terminals	—	—
Southeast terminals	478	377
West Coast terminals	17	—
Central services	5,689	1,765
Management fees	$9,296	$6,321

The increase in Central services management fees is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound, Baltimore Terminal and LHT. We began to operate SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage LHT starting January 1, 2019.

Included in management fees for the six months ended June 30, 2019 and 2018 are fees charged to affiliates of approximately $8.7 million and $4.6 million, respectively.

ANALYSIS OF COSTS AND EXPENSES

The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather. The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended June 30,
	2019	2018
Wages and employee benefits	$24,966	$21,620
Utilities and communication charges	5,385	4,548
Repairs and maintenance	6,547	6,751
Office, rentals and property taxes	7,064	6,706
Vehicles and fuel costs	542	492
Environmental compliance costs	1,950	1,710
Other	5,335	6,237
Operating costs and expenses	$51,789	$48,064

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2019	2018
Gulf Coast terminals	$10,907	$11,245
Midwest terminals	1,406	1,455
Brownsville terminals	4,490	4,176
River terminals	3,009	3,641
Southeast terminals	12,092	12,333
West Coast terminals	8,504	6,570
Central services	11,381	8,644
Operating costs and expenses	$51,789	$48,064

The increase in Central services operating costs and expenses is a result of operating additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound and the Baltimore Terminal. We began to operate these terminals in November 2018.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $13.4 million and $11.5 million for the six months ended June 30, 2019 and 2018, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2019 and 2018, the expense associated with insurance was approximately $2.6 million and $2.5 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $1.1 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was approximately $25.8 million and $25.1 million, respectively.

For the six months ended June 30, 2019 and 2018, interest expense was approximately $18.6 million and $14.7 million, respectively. The increase in interest expense is primarily attributable to financing our growth capital projects with additional debt and increases in LIBOR based interest rates.

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

 Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2019	2018
BOSTCO	$1,139	$3,839
Frontera	1,226	1,494
Total earnings from investments in unconsolidated affiliates	$2,365	$5,333

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2019	2018
BOSTCO	$1,076	$—
Frontera	225	1,264
Additional capital investments in unconsolidated affiliates	$1,301	$1,264

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2019	2018
BOSTCO	$4,697	$5,585
Frontera	1,317	2,426
Cash distributions received from unconsolidated affiliates	$6,014	$8,011

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$36,293	$51,822
Net cash used in investing activities	$(43,610)	$(12,377)
Net cash provided by (used in) financing activities	$6,903	$(40,004)

The decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The increase in net cash used in investing activities is primarily related to additional construction spend in 2019. In addition for the three months ended June 30, 2019 we received an approximately $5.0 million one-time insurance settlement related to a tank at our Gulf Coast terminals that was damaged by fire.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates that extend primarily through the fourth quarter of 2019.  At June 30, 2019, the remaining expenditures to complete the approved projects are estimated to be approximately $51 million. These expenditures primarily relate to the construction costs associated with our Collins, Mississippi terminal expansion and our expansion of the Brownsville operations.

The change in net cash provided by (used in) financing activities includes an increase of approximately $40.6 million in net borrowings under our debt agreements primarily to fund additional growth capital projects and $7.9 million in debt issuance costs in the first quarter of last year related to issuing senior notes in February 2018.

Third amended and restated senior secured credit facility.    In connection with the TMS contribution, we entered into the Consent and Third Amendment to our Third Amended and Restated Senior Secured Credit Facility (“revolving credit facility”), primarily to reflect the TMS Contribution and the resulting termination of the omnibus agreement.  Our revolving credit facility provides for a maximum borrowing line of credit of up to $850 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2019, our outstanding borrowings under our revolving credit facility were $339.7 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the six months ended June 30, 2019 and the year ended December 31, 2018.

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

	Three months ended				Twelve months ending
	September 30,	December 31,	March 31,	June 30,	June 30,
	2018	2018	2019	2019	2019
Financial performance covenant tests:
Consolidated EBITDA (1)	$36,063	$31,564	$31,474	$38,234	$137,335
Material Project credit (2)	663	8,220	765	—	9,648
Consolidated EBITDA for the leverage ratios (1)	$36,726	$39,784	$32,239	$38,234	$146,983
Revolving credit facility debt					339,700
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$639,700
Senior secured leverage ratio					2.31
Total leverage ratio					4.35
Consolidated EBITDA for the interest coverage ratio (1)	$36,063	$31,564	$31,474	$38,234	$137,335
Consolidated interest expense (1) (3)	$8,464	$8,396	$8,699	$9,197	$34,756
Interest coverage ratio					3.95
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$36,726	$39,784	$32,239	$38,234	$146,983
Material Project credit (2)	(663)	(8,220)	(765)	—	(9,648)
Interest expense	(8,608)	(8,558)	(8,842)	(9,708)	(35,716)
Unrealized loss on derivative instruments	144	162	143	511	960
Gain from insurance proceeds	—	—	—	(3,351)	(3,351)
Amortization of deferred revenue	(119)	131	(27)	(180)	(195)
Change in operating assets and liabilities	3,122	4,819	(8,824)	2,259	1,376
Cash flows provided by operating activities	$30,602	$28,118	$13,924	$27,765	$100,409

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)

Reflects percentage of completion pro forma credit related to the Collins terminal expansion and the Brownsville operations expansion that qualify as a “Material Project” under the terms of our revolving credit facility.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates.  At June 30, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.  At June 30, 2019, we had outstanding borrowings of  $339.7 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at June 30, 2019, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase

e or decrease in interest expense is approximately $0.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Third Amendment to Third Amended and Restated Senior Secured Credit Facility, dated as of June 3, 2019, by and among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 9, 2019	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer