Form 10-Q
period 2019-09-30
TransMontaigne Partners LLC
filed 2019-11-08
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

As of September 30, 2019, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September  30, 2019 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2018, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 15, 2019 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September  30, 2019:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.
•	TLP Management Services LLC

We do not have off‑balance‑sheet arrangements or special‑purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$348	$1,026
Trade accounts receivable, net	14,510	14,049
Due from affiliates	2,110	1,953
Other current assets	5,929	8,097
Total current assets	22,897	25,125
Property, plant and equipment, net	708,561	689,170
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	224,928	227,031
Right-of-use assets, operating leases	36,030	—
Other assets, net	49,606	51,254
	$1,051,450	$1,002,008
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$15,525	$28,212
Operating lease liabilities	2,997	—
Accrued liabilities	29,420	31,946
Total current liabilities	47,942	60,158
Other liabilities	5,483	4,643
Long-term operating lease liabilities	35,150	—
Long-term debt	636,147	598,622
Total liabilities	724,722	663,423
Commitments and contingencies (Note 13)
Equity:
Common units - 16,229,123 issued and outstanding at December 31, 2018	—	285,095
General partner interest - 2% interest with 331,206 equivalent units outstanding at December 31, 2018	—	53,490
Member interest	326,728	—
Total equity	326,728	338,585
	$1,051,450	$1,002,008

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
External customers	$59,688	$53,006	$171,292	$156,499
Affiliates	6,885	4,746	21,518	14,806
Total revenue	66,573	57,752	192,810	171,305
Costs and expenses:
Operating	(24,395)	(23,514)	(76,184)	(71,578)
General and administrative expenses	(4,603)	(4,823)	(17,979)	(16,322)
Insurance expenses	(1,240)	(1,227)	(3,819)	(3,744)
Deferred compensation expense	(376)	(483)	(1,469)	(2,941)
Depreciation and amortization	(13,362)	(12,375)	(39,121)	(37,471)
Total costs and expenses	(43,976)	(42,422)	(138,572)	(132,056)
Earnings from unconsolidated affiliates	1,476	1,862	3,841	7,195
Gain from insurance proceeds	—	—	3,351	—
Operating income	24,073	17,192	61,430	46,444
Other expenses:
Interest expense	(9,107)	(8,608)	(27,657)	(23,342)
Amortization of deferred debt issuance costs	(636)	(622)	(2,018)	(2,412)
Total other expenses	(9,743)	(9,230)	(29,675)	(25,754)
Net earnings	$14,330	$7,962	$31,755	$20,690

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

 (Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance July 1, 2018	$298,240	$53,656	$—	$351,896
Distributions to unitholders	(12,897)	(4,021)	—	(16,918)
Equity-based compensation	483	—	—	483
Contribution from TLP Holdings	4,655	—	—	4,655
Net earnings for three months ended September 30, 2018	3,907	4,055	—	7,962
Balance September 30, 2018	$294,388	$53,690	$—	$348,078

Balance July 1, 2019	$—	$—	$325,912	$325,912
Distributions to TLP Finance	—	—	(13,514)	(13,514)
Net earnings for three months ended September 30, 2019	—	—	14,330	14,330
Balance September 30, 2019	$—	$—	$326,728	$326,728

Balance January 1, 2018	$308,495	$53,448	$—	$361,943
Distributions to unitholders	(38,090)	(11,485)	—	(49,575)
Equity-based compensation	2,941	—	—	2,941
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	34	—	34
Contribution from TLP Holdings	12,703	—	—	12,703
Net earnings for nine months ended September 30, 2018	8,997	11,693	—	20,690
Balance September 30, 2018	$294,388	$53,690	$—	$348,078

Balance January 1, 2019	$285,095	$53,490	$—	$338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	(3,346)	(3,346)
Contribution from TLP Holdings	4,829	—	—	4,829
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(27,890)	(27,890)
Net earnings for nine months ended September 30, 2019	2,990	2,674	26,091	31,755
Balance September 30, 2019	$—	$—	$326,728	$326,728

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited) (In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash flows from operating activities:
Net earnings	$14,330	$7,962	$31,755	$20,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,362	12,375	39,121	37,471
Earnings from unconsolidated affiliates	(1,476)	(1,862)	(3,841)	(7,195)
Distributions from unconsolidated affiliates	2,735	5,007	8,749	12,168
Equity-based compensation	—	483	45	2,941
Amortization of deferred debt issuance costs	636	622	2,018	2,412
Amortization of deferred revenue	178	(119)	(29)	(455)
Unrealized loss on derivative instruments	161	144	815	271
Gain from insurance proceeds	—	—	(3,351)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,414	(2,455)	(461)	(1,959)
Due from affiliates	(185)	2,683	(47)	995
Other current assets	1,471	1,265	265	3,537
Amounts due under long-term terminaling services agreements, net	220	171	807	375
Right-of-use assets, operating leases	655	—	1,903	—
Deposits	—	—	10	(1)
Other assets, net	(107)	—	328	—
Trade accounts payable	113	559	(4,125)	(237)
Accrued liabilities	(3,376)	(414)	(6,545)	7,233
Operating lease liabilities	(457)	—	(1,450)	—
Net cash provided by operating activities	29,674	26,421	65,967	78,246
Cash flows from investing activities:
Investments in unconsolidated affiliates	(1,504)	—	(2,805)	(1,264)
Return of investment in unconsolidated affiliates	—	—	—	850
Capital expenditures	(18,120)	(16,527)	(65,417)	(38,518)
Proceeds from sale of assets	—	—	—	10,025
Proceeds from insurance claims	—	—	4,988	—
Net cash used in investing activities	(19,624)	(16,527)	(63,234)	(28,907)
Cash flows from financing activities:
Proceeds from senior notes	—	—	—	300,000
Borrowings under revolving credit facility	36,800	37,300	134,000	122,800
Repayments under revolving credit facility	(33,600)	(32,600)	(97,100)	(425,000)
Debt issuance costs	—	—	—	(7,871)
Taxes paid for equity compensation awards	—	—	—	(658)
Distributions paid to unitholders	—	(16,918)	(17,250)	(49,575)
Distributions to TLP Finance	(13,514)	—	(27,890)	—
Contribution from TLP Holdings and TransMontaigne GP	—	4,655	4,829	12,737
Net cash used in financing activities	(10,314)	(7,563)	(3,411)	(47,567)
Increase (decrease) in cash and cash equivalents	(264)	2,331	(678)	1,772
Cash and cash equivalents at beginning of period	612	410	1,026	969
Cash and cash equivalents at end of period	$348	$2,741	$348	$2,741
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,564	$13,159	$31,526	$20,790
Property, plant and equipment acquired with accounts payable	$10,991	$9,064	$10,991	$9,064

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

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange.  Our 6.125% senior unsecured notes due in 2026 remain outstanding, and we are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

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

Our basis in the assets and liabilities of TMS at December 31, 2018 was as follows (in thousands):

Cash	$694
Trade accounts receivable	7
Due from affiliates	456
Other current assets	456
Property, plant and equipment, net	991
Other assets, net	484
Trade accounts payable	(1,205)
Accrued and other liabilities	(3,025)
Equity	$(1,142)

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September  30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September  30, 2019 and 2018. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

Notes to consolidated financial statements (unaudited) (continued)

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

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract.  Contract assets are transferred to accounts receivable when the rights become unconditional. At September  30, 2019, we did not have any contract assets related to ASC 606.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC (“SMP”) in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee.  We also manage additional terminal facilities that are owned by affiliates of ArcLight, including  for Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.8 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred.  Our management of the Baltimore Terminal ended on July 1, 2019. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

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

In connection with our previous acquisitions of certain terminals from TransMontaigne LLC, which is now a wholly owned subsidiary of a third party energy company, TransMontaigne LLC agreed to indemnify us against certain potential environmental claims, losses and expenses at those terminals. Pursuant to the acquisition agreements for each of the Florida (except Pensacola) and Midwest terminals, the Southeast terminals, the Brownsville and River terminals, and the Pensacola, Florida Terminal, TransMontaigne LLC is obligated to indemnify us against environmental claims, losses and expenses that were associated with the ownership or operation of the terminals prior to the purchase by the Company. In each acquisition agreement, TransMontaigne LLC’s maximum indemnification liability is subject to a specified time period for indemnification, cap on indemnification and satisfaction of a deductible amount before indemnification, in each case subject to certain exceptions, limitations and conditions specified therein. TransMontaigne LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after certain specified dates. The environmental indemnification obligations remain in place and were not affected by the Take-Private Transaction.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At September  30, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020.  The derivative instrument outstanding at December 31, 2018 expired on March 11, 2019. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements were determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million for both the three months ended September 30, 2019 and 2018 and approximately $4.4 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million for both the three months ended September 30, 2019 and 2018 and approximately $2.0  million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $1.9 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively and approximately $6.4 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)- Central services.  We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP, for a management fee that is based on our costs incurred plus an annual fee. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC.  SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2020, subject to one-year automatic renewals unless terminated by either party upon 180 days’ prior notice. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and administrative agreement of approximately $0.9 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively and approximately $2.6 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Operations and reimbursement agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)- Central services.  Our subsidiary, TMS, operates a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary.  We receive a management fee based on our costs incurred plus an annual fee. We recognized revenue related to this operations and reimbursement agreement of approximately $2.0 million and $nil for the three months ended September 30, 2019 and 2018, respectively and approximately $5.2 million and $nil for the nine months ended September 30, 2019 and 2018, respectively.

Other affiliates – Central services.  We manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal.  We recognized revenue related to

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

reimbursements from these affiliates of approximately $0.2 million and $nil for the three months ended September 30, 2019 and 2018, respectively and approximately $1.0 million and $nil for the nine months ended September 30, 2019 and 2018, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

See also Note 1(a), Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $4.1 million at September 30, 2019. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade accounts receivable	$14,528	$14,158
Less allowance for doubtful accounts	(18)	(109)
	$14,510	$14,049

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
NGL Energy Partners LP	19%	23%	20%	23%
RaceTrac Petroleum Inc.	10%	11%	10%	11%
Castleton Commodities International LLC	10%	10%	10%	10%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Amounts due from insurance companies	$1,228	$2,861
Prepaid insurance	2,242	1,371
Additive detergent	1,411	1,218
Deposits and other assets	1,048	2,647
	$5,929	$8,097

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September  30, 2019 and December 31, 2018, we have recognized amounts due from insurance companies of approximately $1.2 million and $2.9 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2019, we received reimbursements from insurance companies of approximately $2.3 million. During the nine months ended September 30, 2019, we increased our estimate of probable future insurance recoveries by approximately $0.6 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Land	$83,451	$83,451
Terminals, pipelines and equipment	987,192	918,537
Furniture, fixtures and equipment	9,278	7,289
Construction in progress	50,866	64,763
	1,130,787	1,074,040
Less accumulated depreciation	(422,226)	(384,870)
	$708,561	$689,170

(6) GOODWILL

Goodwill was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At September 30, 2019 and December 31, 2018, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2019 or during the year ended December 31, 2018 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2019 and December 31, 2018, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
BOSTCO	42.5%	42.5%	$200,558	$203,005
Frontera	50%	50%	24,370	24,026
Total investments in unconsolidated affiliates			$224,928	$227,031

At September 30, 2019 and December 31, 2018,  our investment in BOSTCO includes approximately $6.7 million and $6.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
BOSTCO	$594	$1,028	$1,733	$4,867
Frontera	882	834	2,108	2,328
Total earnings from investments in unconsolidated affiliates	$1,476	$1,862	$3,841	$7,195

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
BOSTCO	$1,504	$—	$2,580	$—
Frontera	—	—	225	1,264
Additional capital investments in unconsolidated affiliates	$1,504	$—	$2,805	$1,264

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
BOSTCO	$2,063	$4,015	$6,760	$9,600
Frontera	672	992	1,989	3,418
Cash distributions received from unconsolidated affiliates	$2,735	$5,007	$8,749	$13,018

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Current assets	$18,523	$19,299	$5,945	$5,866
Long-term assets	459,004	455,984	44,443	45,115
Current liabilities	(15,297)	(12,471)	(1,633)	(2,845)
Long-term liabilities	(6,176)	(1,259)	(15)	(84)
Net assets	$456,054	$461,553	$48,740	$48,052

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$14,812	$16,596	$5,309	$6,061
Expenses	(13,121)	(13,720)	(3,545)	(4,393)
Net income	$1,691	$2,876	$1,764	$1,668

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$46,282	$50,331	$15,418	$17,982
Expenses	(40,404)	(37,784)	(11,202)	(13,326)
Net income	$5,878	$12,547	$4,216	$4,656

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Customer relationships, net of accumulated amortization of $6,650 and $4,887, respectively	$42,780	$44,543
Revolving credit facility unamortized deferred issuance costs, net of accumulated amortization of $8,929 and $7,656, respectively	4,242	5,515
Amounts due under long-term terminaling services agreements	484	422
Deposits and other assets	2,100	774
	$49,606	$51,254

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

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At September 30, 2019 and December 31, 2018, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.5 million and $0.4 million, respectively.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Customer advances and deposits	$8,334	$11,927
Accrued property taxes	6,230	3,003
Accrued environmental obligations	1,627	1,556
Interest payable	3,169	7,814
Accrued expenses and other	10,060	7,646
	$29,420	$31,946

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2019 and December 31, 2018, we have billed and collected from certain of our customers approximately $8.3 million and $11.9 million, respectively, in advance of the terminaling services being provided. At September 30, 2019 and 2018, approximately $0.9 million and $0.4 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.8 million and $0.5 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued environmental obligations.  At both September 30, 2019 and December 31, 2018, we have accrued environmental obligations of approximately $1.6 million representing our best estimate of our remediation obligations. During the nine months ended September 30, 2019, we made payments of approximately $0.6 million towards our environmental remediation obligations. During the nine months ended September 30, 2019, we increased our estimate of our future environmental remediation costs by approximately $0.6 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Advance payments received under long-term terminaling services agreements	$3,564	$2,721
Deferred revenue	1,919	1,922
	$5,483	$4,643

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight‑line basis over the term of the respective agreements. At September 30, 2019 and December 31, 2018, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $3.6 million and $2.7 million, respectively.

Deferred revenue.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both September 30, 2019 and December 31, 2018, we have unamortized deferred revenue for completed projects of approximately $1.9 million. During the nine months ended September 30, 2019, we billed customers approximately $0.7 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $0.7 million. At September 30, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2019 and 2018 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.2 million and $1.0 million, respectively.

(11) LONG‑TERM DEBT

Long-term debt was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Revolving credit facility due in 2022	$342,900	$306,000
6.125% senior notes due in 2026	300,000	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $1,329 and $704, respectively	(6,753)	(7,378)
	$636,147	$598,622

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2019 and the year ended December 31, 2018.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the nine months ended September 30, 2019 and 2018, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.7% and 5.0%, respectively. At September 30, 2019 and December 31, 2018, our outstanding borrowings under our revolving credit facility were $342.9 million and $306 million, respectively. At September 30, 2019 and December 31, 2018 our outstanding letters of credit were $1.3 million and $0.4 million, respectively.

(12)  DEFERRED COMPENSATION EXPENSE

We have a savings and retention program to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we also had a long‑term incentive plan to compensate the independent directors of our general partner. Awards under the long-term incentive plan were settled in our common units, and accordingly, we accounted for the awards as an equity award. For awards to the independent directors, deferred compensation expense was approximately $nil and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

A person will satisfy the age and length of service thresholds of the program upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of the Company or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of the Company or any of its affiliates or predecessors.

Prior to the Take-Private Transaction, we had the ability to settle the savings and retention program awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $1.5 million and $2.7 million is included in deferred compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-use assets on January 1, 2019.  Amounts recognized at January 1, 2019 and September 30, 2019 for operating leases was as follows (in thousands):

Right-of-use assets, operating leases - January 1, 2019	$37,881
Amortization of right-of-use assets, January 1, 2019-March 31, 2019	(594)
Right-of-use assets, operating leases - March 31, 2019	37,287
Amortization of right-of-use assets, April 1, 2019-June 30, 2019	(654)
Right-of-use assets, operating leases - June 30, 2019	36,633
Additions July 1, 2019-September 30, 2019	52
Amortization of right-of-use assets, July 1, 2019-September 30, 2019	(655)
Right-of-use assets, operating leases - September 30, 2019	$36,030

Operating lease liabilities - January 1, 2019	$39,545
Liability reduction, net January 1, 2019-March 31, 2019	(755)
Operating lease liabilities - March 31, 2019	38,790
Liability reduction, net April 1, 2019-June 30, 2019	(238)
Operating lease liabilities - June 30, 2019	38,552
Additions, July 1, 2019-September 30, 2019	52
Liability reduction, net July 1, 2019-September 30, 2019	(457)
Operating lease liabilities - September 30, 2019	$38,147
Current portion of operating lease liabilities	$2,997
Long-term operating lease liabilities	$35,150

No impact was recorded to the statement of operations or beginning equity for ASC 842.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. We have elected the practical expedient to account for the remainder of our lease agreements and non-lease components as a single lease component. Non-lease payments include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of September 30, 2019, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Operating leases	$1,154	$3,380
Short-term and variable leases	148	653
Total lease costs	$1,302	$4,033

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Cash outflows for operating leases	$957	$2,927
Sublease income as primary obligor	$247	$740

		September 30,
		2019
Weighted average remaining lease term (years)		19.49
Weighted average discount rate		5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2019 and related imputed interest was as follows (in thousands):

2019 (remainder of the year)	$4,595
2020	4,448
2021	4,435
2022	4,094
2023	3,637
Thereafter	40,646
Total lease payments	61,855
Less imputed interest	(23,708)
Present value of operating lease liabilities	$38,147

At December 31, 2018, future minimum lease payments under operating leases accounted for under ASC 840 was as follows (in thousands):

Years ending December 31:
2019	$4,050
2020	4,308
2021	3,973
2022	3,050
2023	2,508
Thereafter	6,287
$24,176

Contract commitments.  At September 30, 2019, we have contractual commitments of approximately $24.7 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2019 and December 31, 2018.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at September 30, 2019 was approximately $290.3 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Terminaling services fees:
Firm commitments (ASC 842/840 revenue)	$46,130	$39,753	$131,307	$117,608
Firm commitments (ASC 606 revenue)	3,351	3,467	10,789	10,443
Total firm commitments revenue	49,481	43,220	142,096	128,051
Ancillary revenue (ASC 606 revenue)	10,430	10,772	30,577	30,211
Ancillary revenue (ASC 842/840 revenue)	1,168	360	3,645	1,659
Total ancillary revenue	11,598	11,132	34,222	31,870
Total terminaling services fees	61,079	54,352	176,318	159,921
Pipeline transportation fees (ASC 842/840 revenue)	877	774	2,579	2,437
Management fees (ASC 606 revenue)	4,317	2,433	12,611	8,376
Management fees (ASC 842/840 revenue)	300	193	1,302	571
Total management fees	4,617	2,626	13,913	8,947
Total revenue	$66,573	$57,752	$192,810	$171,305

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2019 (remainder of the year)	$1,164	$140	$—	$309	$—	$1,051	$—	$2,664
2020	1,814	559	—	1,088	—	4,088	—	7,549
2021	1,510	47	—	519	—	3,953	—	6,029
2022	962	—	—	—	—	1,204	—	2,166
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,450	$746	$—	$1,916	$—	$10,296	$—	$18,408

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2019 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $46.0 million for the remainder of 2019, $160.1 million for 2020, $127.2 million for 2021, $95.3 million for 2022, $81.5 million for 2023 and $542.6 million thereafter.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Gulf Coast Terminals:
Terminaling services fees	$18,930	$15,824	$52,074	$48,462
Management fees	16	13	30	196
Revenue	18,946	15,837	52,104	48,658
Operating costs and expenses	(5,182)	(5,614)	(16,089)	(16,859)
Net margins	13,764	10,223	36,015	31,799
Midwest Terminals:
Terminaling services fees	3,115	2,644	8,356	7,468
Pipeline transportation fees	472	453	1,378	1,319
Revenue	3,587	3,097	9,734	8,787
Operating costs and expenses	(1,293)	(733)	(2,699)	(2,188)
Net margins	2,294	2,364	7,035	6,599
Brownsville Terminals:
Terminaling services fees	2,954	2,100	7,817	6,143
Pipeline transportation fees	405	321	1,201	1,118
Management fees	1,283	1,818	4,381	5,814
Revenue	4,642	4,239	13,399	13,075
Operating costs and expenses	(2,056)	(1,887)	(6,546)	(6,063)
Net margins	2,586	2,352	6,853	7,012
River Terminals:
Terminaling services fees	2,457	2,559	7,211	7,902
Revenue	2,457	2,559	7,211	7,902
Operating costs and expenses	(1,318)	(1,568)	(4,327)	(5,209)
Net margins	1,139	991	2,884	2,693
Southeast Terminals:
Terminaling services fees	22,039	21,349	65,167	61,098
Management fees	233	193	711	570
Revenue	22,272	21,542	65,878	61,668
Operating costs and expenses	(5,174)	(6,633)	(17,266)	(18,966)
Net margins	17,098	14,909	48,612	42,702
West Coast Terminals:
Terminaling services fees	11,584	9,876	35,693	28,848
Management fees	8	—	25	—
Revenue	11,592	9,876	35,718	28,848
Operating costs and expenses	(3,703)	(3,475)	(12,207)	(10,045)
Net margins	7,889	6,401	23,511	18,803
Central Services:
Management fees	3,077	602	8,766	2,367
Revenue	3,077	602	8,766	2,367
Operating costs and expenses	(5,669)	(3,604)	(17,050)	(12,248)
Net margins	(2,592)	(3,002)	(8,284)	(9,881)
Total net margins	42,178	34,238	116,626	99,727
General and administrative expenses	(4,603)	(4,823)	(17,979)	(16,322)
Insurance expenses	(1,240)	(1,227)	(3,819)	(3,744)
Deferred compensation expense	(376)	(483)	(1,469)	(2,941)
Depreciation and amortization	(13,362)	(12,375)	(39,121)	(37,471)
Earnings from unconsolidated affiliates	1,476	1,862	3,841	7,195
Gain from insurance proceeds	—	—	3,351	—
Operating income	24,073	17,192	61,430	46,444
Other expenses	(9,743)	(9,230)	(29,675)	(25,754)
Net earnings	$14,330	$7,962	$31,755	$20,690

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$17,096	$3,587	$2,684	$2,457	$22,272	$11,592	$—	$59,688
Affiliate customers	1,850	—	1,958	—	—	—	3,077	6,885
Revenue	$18,946	$3,587	$4,642	$2,457	$22,272	$11,592	$3,077	$66,573
Capital expenditures	$1,305	$234	$6,667	$641	$6,864	$2,349	$60	$18,120
Identifiable assets	$123,822	$19,797	$87,994	$45,365	$248,691	$279,942	$13,247	$818,858
Cash and cash equivalents								348
Investments in unconsolidated affiliates								224,928
Revolving credit facility unamortized deferred issuance costs, net								4,242
Other								3,074
Total assets								$1,051,450

	Three months ended September 30, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$13,774	$3,097	$2,158	$2,559	$21,542	$9,876	$—	$53,006
Affiliate customers	2,063	—	2,081	—	—	—	602	4,746
Revenue	$15,837	$3,097	$4,239	$2,559	$21,542	$9,876	$602	$57,752
Capital expenditures	$940	$2	$3,859	$441	$8,693	$2,590	$2	$16,527

	Nine months ended September 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$45,712	$9,734	$7,039	$7,211	$65,878	$35,718	$—	$171,292
Affiliate customers	6,392	—	6,360	—	—	—	8,766	21,518
Revenue	$52,104	$9,734	$13,399	$7,211	$65,878	$35,718	$8,766	$192,810
Capital expenditures	$4,373	$621	$18,118	$1,807	$31,301	$8,817	$380	$65,417

	Nine months ended September 30, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$42,312	$8,787	$6,982	$7,902	$61,668	$28,848	$—	$156,499
Affiliate customers	6,346	—	6,093	—	—	—	2,367	14,806
Revenue	$48,658	$8,787	$13,075	$7,902	$61,668	$28,848	$2,367	$171,305
Capital expenditures	$4,120	$338	$6,326	$1,333	$21,128	$5,235	$38	$38,518

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 630,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The additional liquids storage capacity was placed into commercial service during the first three quarters of 2019. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the first quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed by the end of 2020. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $70 million.

Expansion of our Collins terminal. Our Collins, Mississippi terminal complex is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2019 we completed construction of approximately 870,000 barrels of new storage capacity at our Collins terminal, which is supported by a new long-term, fee-based terminaling services agreement with a third party customer. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements are expected to be completed in the fourth quarter of 2019. The improvements will result in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The anticipated cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections is approximately $60 million. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2019. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2019	2018
Terminaling services fees	$61,079	$54,352
Pipeline transportation fees	877	774
Management fees	4,617	2,626
Revenue	$66,573	$57,752

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2019	2018
Gulf Coast terminals	$18,946	$15,837
Midwest terminals	3,587	3,097
Brownsville terminals	4,642	4,239
River terminals	2,457	2,559
Southeast terminals	22,272	21,542
West Coast terminals	11,592	9,876
Central services	3,077	602
Revenue	$66,573	$57,752

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2019	2018
Gulf Coast terminals	$18,930	$15,824
Midwest terminals	3,115	2,644
Brownsville terminals	2,954	2,100
River terminals	2,457	2,559
Southeast terminals	22,039	21,349
West Coast terminals	11,584	9,876
Central services	—	—
Terminaling services fees	$61,079	$54,352

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of recontracting capacity to third-party customers at higher rates.  The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity. The increase in terminaling services fees at our Southeast terminals is primarily a result of placing into service new tank capacity at our Collins, Mississippi terminal. The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the three months ended September 30, 2019 and 2018 are fees charged to affiliates of approximately $2.5 million and $2.7 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2019	2018
Firm commitments	$49,481	$43,220
Ancillary	11,598	11,132
Terminaling services fees	$61,079	$54,352

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2019 are as follows (in thousands):

Less than 1 year remaining	$10,542	21%
1 year or more, but less than 3 years remaining	17,847	36%
3 years or more, but less than 5 years remaining	12,626	26%
5 years or more remaining (1)	8,466	17%
Total firm commitments for the three months ended September 30, 2019	$49,481

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2019	2018
Gulf Coast terminals	$—	$—
Midwest terminals	472	453
Brownsville terminals	405	321
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$877	$774

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SMP in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee.  We also manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal and, in each case, receive a management fee based on our costs.  Our management of the Baltimore Terminal ended on July 1, 2019. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2019	2018
Gulf Coast terminals	$16	$13
Midwest terminals	—	—
Brownsville terminals	1,283	1,818
River terminals	—	—
Southeast terminals	233	193
West Coast terminals	8	—
Central services	3,077	602
Management fees	$4,617	$2,626

The increase in Central services management fees is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound, LHT and, prior to July 1, 2019, the Baltimore Terminal.  We began to operate SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage LHT starting January 1, 2019.  Our management of the Baltimore Terminal ended on July 1, 2019.

Included in management fees for the three months ended September 30, 2019 and 2018 are fees charged to affiliates of approximately $4.4 million and $2.0 million, respectively.

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

Operating Costs and Expenses

	Three months ended September 30,
	2019	2018
Wages and employee benefits	$11,118	$10,079
Utilities and communication charges	2,209	2,840
Repairs and maintenance	3,838	3,103
Office, rentals and property taxes	3,786	3,058
Vehicles and fuel costs	286	218
Environmental compliance costs	624	671
Other	2,534	3,545
Operating costs and expenses	$24,395	$23,514

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2019	2018
Gulf Coast terminals	$5,182	$5,614
Midwest terminals	1,293	733
Brownsville terminals	2,056	1,887
River terminals	1,318	1,568
Southeast terminals	5,174	6,633
West Coast terminals	3,703	3,475
Central services	5,669	3,604
Operating costs and expenses	$24,395	$23,514

The increase in Central services operating costs and expenses is a result of operating additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Sound and the Baltimore Terminal in November 2018. Our management of the Baltimore Terminal ended on July 1, 2019.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $4.6 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both the three months ended September 30, 2019 and 2018, the expense associated with insurance was approximately $1.2 million.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, depreciation and amortization expense was approximately $13.4 million and $12.4 million, respectively.

For the three months ended September 30, 2019 and 2018, interest expense was approximately $9.1 million and $8.6 million, respectively. The increase in interest expense is primarily attributable to financing our growth capital projects with additional debt.

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

 Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2019	2018
BOSTCO	$594	$1,028
Frontera	882	834
Total earnings from investments in unconsolidated affiliates	$1,476	$1,862

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2019	2018
BOSTCO	$1,504	$—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$1,504	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2019	2018
BOSTCO	$2,063	$4,015
Frontera	672	992
Cash distributions received from unconsolidated affiliates	$2,735	$5,007

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2019	2018
Terminaling services fees	$176,318	$159,921
Pipeline transportation fees	2,579	2,437
Management fees	13,913	8,947
Revenue	$192,810	$171,305

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2019	2018
Gulf Coast terminals	$52,104	$48,658
Midwest terminals	9,734	8,787
Brownsville terminals	13,399	13,075
River terminals	7,211	7,902
Southeast terminals	65,878	61,668
West Coast terminals	35,718	28,848
Central services	8,766	2,367
Revenue	$192,810	$171,305

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2019	2018
Gulf Coast terminals	$52,074	$48,462
Midwest terminals	8,356	7,468
Brownsville terminals	7,817	6,143
River terminals	7,211	7,902
Southeast terminals	65,167	61,098
West Coast terminals	35,693	28,848
Central services	—	—
Terminaling services fees	$176,318	$159,921

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of recontracting capacity to third-party customers at higher rates.  The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity. The increase in terminaling services fees at our Southeast terminals is primarily a result of placing into service new tank capacity at our Collins, Mississippi terminal. The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the nine months ended September 30, 2019 and 2018 are fees charged to affiliates of approximately $8.4  million and $8.2 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2019	2018
Firm commitments	$142,096	$128,051
Ancillary	34,222	31,870
Terminaling services fees	$176,318	$159,921

The remaining terms on the terminaling services agreements that generated “firm commitments” for the nine months ended September 30, 2019 are as follows (in thousands):

Less than 1 year remaining	$32,440	22%
1 year or more, but less than 3 years remaining	53,371	38%
3 years or more, but less than 5 years remaining	27,060	19%
5 years or more remaining (1)	29,225	21%
Total firm commitments for the nine months ended September 30, 2019	$142,096

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2019	2018
Gulf Coast terminals	$—	$—
Midwest terminals	1,378	1,319
Brownsville terminals	1,201	1,118
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$2,579	$2,437

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SMP in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2019	2018
Gulf Coast terminals	$30	$196
Midwest terminals	—	—
Brownsville terminals	4,381	5,814
River terminals	—	—
Southeast terminals	711	570
West Coast terminals	25	—
Central services	8,766	2,367
Management fees	$13,913	$8,947

The decrease in Brownsville management fees is a result of our management of an affiliate of PEMEX, Mexico’s state-owned petroleum company, products pipeline connected to our Brownsville terminal facility terminating August 23, 2018. The increase in Central services management fees is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound, LHT and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage LHT starting January 1, 2019. Our management of the Baltimore Terminal ended on July 1, 2019.

Included in management fees for the nine months ended September 30, 2019 and 2018 are fees charged to affiliates of approximately $13.1  million and $6.6 million, respectively.

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

Operating Costs and Expenses

	Nine months ended September 30,
	2019	2018
Wages and employee benefits	$36,084	$31,829
Utilities and communication charges	7,594	7,617
Repairs and maintenance	10,385	9,854
Office, rentals and property taxes	10,850	9,662
Vehicles and fuel costs	828	725
Environmental compliance costs	2,574	2,383
Other	7,869	9,508
Operating costs and expenses	$76,184	$71,578

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2019	2018
Gulf Coast terminals	$16,089	$16,859
Midwest terminals	2,699	2,188
Brownsville terminals	6,546	6,063
River terminals	4,327	5,209
Southeast terminals	17,266	18,966
West Coast terminals	12,207	10,045
Central services	17,050	12,248
Operating costs and expenses	$76,184	$71,578

The increase in Central services operating costs and expenses is a result of operating additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Sound and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Sound and the Baltimore Terminal in November 2018. Our management of the Baltimore Terminal ended on July 1, 2019.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $18.0 million and $16.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2019 and 2018, the expense associated with insurance was approximately $3.8 million and $3.7 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $1.5 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was approximately $39.1 million and $37.5 million, respectively.

For the nine months ended September 30, 2019 and 2018, interest expense was approximately $27.7 million and $23.3 million, respectively. The increase in interest expense is primarily attributable to financing our growth capital projects with additional debt and increases in LIBOR based interest rates.

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

 Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
BOSTCO	$1,733	$4,867
Frontera	2,108	2,328
Total earnings from investments in unconsolidated affiliates	$3,841	$7,195

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
BOSTCO	$2,580	$—
Frontera	225	1,264
Additional capital investments in unconsolidated affiliates	$2,805	$1,264

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
BOSTCO	$6,760	$9,600
Frontera	1,989	3,418
Cash distributions received from unconsolidated affiliates	$8,749	$13,018

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$65,967	$78,246
Net cash used in investing activities	$(63,234)	$(28,907)
Net cash used in financing activities	$(3,411)	$(47,567)

The decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The increase in net cash used in investing activities is primarily related to additional construction spend in 2019. In addition, for the nine months ended September 30, 2019 we received an approximately $5.0 million one-time insurance settlement related to a tank at our Gulf Coast terminals that was damaged by fire.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates that extend primarily through 2020. At September 30, 2019, the remaining expenditures to complete the approved projects are estimated to be approximately $75 million. These expenditures primarily relate to the construction costs associated with our Collins, Mississippi terminal expansion and our expansion of the Brownsville operations.

The decrease in net cash used in financing activities includes an increase of approximately $39.1 million in net borrowings under our debt agreements primarily to fund additional growth capital projects and $7.9 million in debt issuance costs in the first quarter of last year related to issuing senior notes in February 2018.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2019, our outstanding borrowings under our revolving credit facility were $342.9 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the nine months ended September 30, 2019 and the year ended December 31, 2018.

If we were to fail a financial performance covenant, or any other covenant contained in our revolving credit facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of our revolving credit facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable.

	Three months ended				Twelve months ending
	December 31,	March 31,	June 30,	September 30,	September 30,
	2018	2019	2019	2019	2019
Financial performance covenant tests:
Consolidated EBITDA (1)	$31,564	$31,474	$38,234	$38,694	$139,966
Material Project credit (2)	8,220	765	—	1,101	10,086
Consolidated EBITDA for the leverage ratios (1)	$39,784	$32,239	$38,234	$39,795	$150,052
Revolving credit facility debt					342,900
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$642,900
Senior secured leverage ratio					2.29
Total leverage ratio					4.28
Consolidated EBITDA for the interest coverage ratio (1)	$31,564	$31,474	$38,234	$38,694	$139,966
Consolidated interest expense (1) (3)	$8,396	$8,699	$9,197	$8,946	$35,238
Interest coverage ratio					3.97
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$39,784	$32,239	$38,234	$39,795	$150,052
Material Project credit (2)	(8,220)	(765)	—	(1,101)	(10,086)
Interest expense	(8,558)	(8,842)	(9,708)	(9,107)	(36,215)
Unrealized loss on derivative instruments	162	143	511	161	977
Gain from insurance proceeds	—	—	(3,351)	—	(3,351)
Amortization of deferred revenue	131	(27)	(180)	178	102
Change in operating assets and liabilities	4,819	(8,824)	2,259	(252)	(1,998)
Cash flows provided by operating activities	$28,118	$13,924	$27,765	$29,674	$99,481

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate.  We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates.  At September 30, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.  At September 30, 2019, we had outstanding borrowings of  $342.9 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at September 30, 2019, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.4 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 8, 2019	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer