Form 10-K
period 2019-12-31
TransMontaigne Partners LLC
filed 2020-03-13
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of common units held by non‑affiliates of the registrant on June 30, 2019 was $nil.

As of the date of this filing, the registrant has no common units outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to successfully implement our business strategy;
•	competitive conditions in our industry;
•	actions taken by third-party customers, producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our operations;
•	our ability to complete internal growth projects on time and on budget;
•	general economic conditions;
•	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
•	the price and availability of financing;
•	large customer defaults;
•	interest rates;
•	operating hazards, global health epidemics, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results;
•	effects of existing and future laws and governmental regulations;
•	the effects of future litigation; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Part I

As used in this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” “the Partnership,” or “the Company” are intended to mean, prior to the Take-Private Transaction (defined below), TransMontaigne Partners L.P., and following the Take-Private Transaction, TransMontaigne Partners LLC, and our wholly owned and controlled operating subsidiaries. References to ‘‘TransMontaigne GP’’ or ‘‘our general partner’’ are intended, prior to the Take-Private Transaction, to mean TransMontaigne GP L.L.C., our general partner prior to the Take-Private Transaction. References to ‘‘ArcLight’’ are intended to mean ArcLight Energy Partners Fund VI, L.P., its affiliates and subsidiaries other than TransMontaigne GP, us and our subsidiaries.

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

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers as further described below. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Following the TMS Contribution, our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  As a result, we do not directly employ any of the persons responsible for the executive management of our business.  Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS.

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

Recent Developments

Expansion of our Brownsville operations. Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed by the end of 2020. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed by the end of 2020. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

Expansion of our Collins terminal. Our Collins terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2019 we completed construction of approximately 870,000 barrels of new storage capacity at our Collins terminal, which is supported by a new long-term, fee-based terminaling services agreement with a third party customer. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements were completed in the fourth quarter of 2019. The improvements resulted in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections was approximately $60 million. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

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

Take-Private Transaction. On February 26, 2019, we completed our Take-Private Transaction.

Our Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2019 are as follows:

Active storage
capacity
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (1)	376,000
Jacksonville, FL	271,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,293,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,854,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	420,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,583,000
Brownsville Terminal	1,472,000
River Terminals:
Arkansas City, AR	446,000
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	189,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS (Clay Street)	350,000
Greenville, MS (Industrial Road)	56,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,684,000

Active storage
capacity
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	367,000
Belton, SC	—
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	513,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Montvale, VA	503,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	12,853,000
West Coast Terminals:
Martinez, CA	4,754,000
Richmond, CA	639,000
West Coast Total	5,393,000
Our Joint Ventures Terminals:
Frontera Joint Venture Terminal (2)	1,656,000
BOSTCO Joint Venture Terminal (3)	7,080,000
TOTAL CAPACITY	39,575,000

(1)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(2)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member interest.

Gulf Coast Operations.  Our Gulf Coast terminals consist of eight refined product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil. Our Gulf Coast terminals receive refined products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail, and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals.  In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Our Rogers facility is the only refined products terminal located in Northwest Arkansas.

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

Brownsville, Texas Operations.  We own and operate a refined product terminal with approximately 1.5 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids. Our Brownsville facilities receive refined products on behalf of our customers from vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, by the end of the second quarter of 2020, and have previously filed revised tariffs with the FERC to support such activities.

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

Southeast Operations.  Our Southeast terminals consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.9 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two refined product terminals with approximately 5.4 million barrels of aggregate active storage capacity. The terminals are strategically located in close proximity to three San Francisco Bay refineries and the origin of the North California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities. We acquired the West Coast terminals in December 2017.

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

Investment in BOSTCO.    On December 20, 2012, we acquired a 42.5% Class A ownership interest in BOSTCO from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan. BOSTCO is a terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. BOSTCO currently has fully subscribed capacity of approximately 7.1 million barrels.

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

Our Services and Revenue Streams

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

•

Terminaling services fees.    Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, ancillary revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

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

•

Management fees.    We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC (“SMP”) in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred, plus an annual fee.  We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred.  Our management of the Baltimore terminal ended on July 1, 2019. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases and thereafter receive a fee as the lessor or sublessor from third parties and, in certain cases, our affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018.

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

Capitalize on organic growth opportunities associated with our existing assets. We continually seek to identify and evaluate economically attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. We intend to focus on projects that can be completed at a relatively low cost and that have potential for attractive returns. For example at our Collins terminal, we implemented the design and construction of 870,000 barrels of new storage capacity supported by the  execution of a new  long-term, fee-based terminaling services agreement with a third party customer, which constituted the beginning of a Phase II expansion. During the first quarter of 2019, 870,000 barrels were placed into service. To facilitate our further expansion of tankage at Collins, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The improvements were completed in the fourth quarter of 2019. The cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections was approximately $60 million, with expected annual cash returns in the low-teens. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

In addition,  our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed by the end of 2020. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed by the end of 2020. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

Pursue strategic and accretive acquisitions. We plan to pursue accretive acquisitions of high quality, critical energy infrastructure assets, which could include drop down transactions from ArcLight, an affiliate of which, following the Take-Private Transaction is our sole equity-holder, and its affiliates that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We will pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We will also seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions.

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

Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies using the following competitive strengths:

Our long-term relationships with our high-quality, creditworthy customers provide us with stable cash flows. We have strong relationships with high-quality, creditworthy counterparties. Our highly contracted assets are generally utilized by long tenured customers and have high contract renewal rates. Our actual revenue for a given year is higher than our contractual commitments primarily because our customers often use other ancillary services in addition to the services covered by the minimum revenue commitments. We believe that the fee-based nature of our business, our minimum revenue commitments from our customers, the long-term nature of our contracts with many of our customers and our lack of material direct exposure to changes in commodity prices will provide us with stable cash flows.

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

We have minimal direct commodity price risk. Our highly contracted terminaling and transportation asset base mitigates volatility in our cash flows by limiting our direct exposure to commodity prices. Our throughput and related services fees in these businesses primarily provide us with fee-based cash flows and multi-year minimum revenue commitments. For the year ended December 31, 2019,  73% of our revenue was generated from firmly committed fee-based contracts pursuant to our terminaling services fees and the remaining 27% of our revenue was generated from ratable revenue sources.

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

Significant Customer Relationships

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up 79% of the total revenue for the year ended December 31, 2019. These relationships include: NGL Energy Partners

LP, Castleton Commodities International LLC, RaceTrac Petroleum Inc., Glencore Ltd., Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell, Marathon Petroleum, Freepoint and Pilot Flying J.

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

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors and valves associated with the receipt of refined products. The computer systems are designed to enhance leak‑detection capabilities, sound automatic alarms if operational conditions outside of pre‑established parameters occur and provide for remote‑controlled shutdown of pump stations on the pipeline. Pump stations and meter‑measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins terminal contains full back‑up/redundant disaster recovery systems covering all of our SCADA systems.

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

Safety Regulation

Regulation

We are subject to regulation by the DOT under the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products pipelines and requires any entity that owns or operates such pipeline facilities to comply with certain regulations, to permit access to and copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with PIPES and the regulations promulgated thereunder.

The DOT Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks, and amend certain training requirements in existing regulations. We believe that we are in material compliance with these PHMSA regulations.

We also are subject to PHMSA regulations applicable to High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). These regulations specify how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulations require an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigating measures exist. Through this program, we evaluated a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulations require prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments and believe that we are in material compliance with these PHMSA regulations. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of hazardous liquid pipelines, and enhanced emergency order procedures. The safety of hazardous liquid pipelines rule extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule will take effect on July 1, 2020. The enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. This rule took effect on December 2, 2019.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. The CAA requires most industrial operations in the United States to incur ongoing expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions and obtain and strictly comply with air permits containing requirements.

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

In connection with our acquisition of the Florida (other than Pensacola), Midwest, Brownsville, Texas, River, Southeast, and Pensacola, Florida terminal and facilities, a  third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses. Nonetheless, the forgoing environmental indemnification obligations of a third party to us remain in place and were not affected by the Take-Private Transaction.

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

Tariff Regulation

The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the US/Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, by the end of the second quarter of 2020, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI‑FG), plus a 1.23 percent adjustment for the five‑year period beginning July 1, 2016. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost‑of‑service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.  The current rates charged by our Razorback and, upon the recommencement of service, our Diamondback pipelines are negotiated rates that were established via agreement with non-affiliated shippers, and are not established via an index methodology or via a cost-of-service methodology.

Index-Rate Methodology. On October 20, 2016, the FERC issued an Advanced Notice of Proposed Rulemaking (ANOPR) to consider modifications to its current policies for evaluating pipeline index rate changes for the purpose of ensuring that index rate increases do not cause pipeline revenues to substantially deviate from costs.  Specifically, FERC is considering the following changes to their current indexing methodologies for pipelines that utilize index rate changes: (A) deny index increases to rates for any pipeline whose FERC Form No. 6, Page 700 revenues exceed costs by fifteen percent for both of the prior two years; (B) deny index increases to rates that exceed by five percent the cost changes reported on Page 700; and (C) apply these reforms to costs more closely associated with the proposed indexed rate rather than total company-wide cost and revenue data currently reported on Page 700.  Comments were filed in 2017. However, FERC has not taken action to date.  As a result, it is uncertain what, if any, impact these proposed regulatory changes may have on pipelines that utilize index rate changes, or whether the proposal will be modified or even adopted all.

Cost‑of‑Service Methodology.  Formerly, FERC policy permitted interstate pipelines, including those owned by master limited partnerships (MLPs), to include an income tax allowance in their cost of service used to calculate cost-based transportation rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of

Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a MLP to include an income tax allowance in its cost-of-service-based rates.  In that case, interstate shippers argued that FERC’s discounted cash flow methodology provides for a sufficient after-tax return on equity (ROE) to attract investment in partnerships not taxed at the partnership level.  The shippers claimed that the combination of the ROE allowed by FERC, based in part on the equity returns of entities taxed as corporations, and FERC’s tax allowance policy resulted in “double recovery” of taxes by the partners in the partnership in that case. The D.C. Circuit agreed, finding that FERC failed to provide sufficient evidence that granting the tax allowance to the pipeline partnership would not result in double recovery.  The D.C. Circuit remanded the case to FERC, ordering FERC to demonstrate that the allowance does not permit double recovery, remove any instances of duplicative recovery or develop a new methodology for ratemaking that does not result in double recovery.  On December 15, 2016, FERC issued a Notice of Inquiry seeking advice from energy industry participants on how to address the potential for over-recovery of income tax costs from MLPs under FERC’s current ratemaking policy. Initial comments were due March 8, 2017, and reply comments were due April 7, 2017. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and an ROE pursuant to FERC’s discounted cash flow methodology. FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines, Inc. v. FERC decision to non-MLP partnership forms as those issues arise in subsequent proceedings. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. On July 18, 2018, FERC dismissed requests for rehearing and clarification of the March 15, 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. On February 21, 2019, FERC issued its first order (Trailblazer Pipeline Company LLC) addressing how its Revised Policy Statement on Treatment of Income Taxes applies to a pipeline organized as a pass-through entity that is not an MLP in a Natural Gas Act section 4 rate case proceeding.  In Trailblazer, FERC issued preliminary findings that United Airlines likely precludes an income tax allowance for owners of a pipeline that are taxed as individuals, while it may permit an income tax allowance for those owners taxed as corporations.  Although FERC’s findings are preliminary and subject to further proceedings before an administrative law judge, its Trailblazer order suggests that FERC may extend its Revised Policy Statement on Treatment of Income Taxes to other types of pass-through entities that were not addressed in United Airlines.  On March 21, 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, FERC issued a Notice of Inquiry regarding its policy for determining ROE.  FERC specifically sought information and stakeholder views to help FERC explore whether, and if so, how it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities.  FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines.  Initial comments were due by June 26, 2019, and reply comments were due by July 26, 2019.  FERC has not taken any further action with respect to the Notice of Inquiry as of this time.

Negotiated Rates.  The current rates charged by the Razorback pipeline and, upon recommencement of service, the Diamondback pipeline, are negotiated rates that were established via agreement with non-affiliated shippers, and are not index rates or cost-of-service rates. Therefore, while we continue to monitor FERC’s policy changes, we do not expect such changes to have an adverse impact on the rates charged by the Razorback and Diamondback pipelines.

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

Employees

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers as further described below.

Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS.

As of March 11, 2020, we had approximately 533 employees. As of March 11, 2020, none of our employees or any TMC employees (and our officers) who provide services directly to us were covered by a collective bargaining agreement.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At December 31, 2019, our outstanding borrowings were $350.7 million. At December 31, 2019, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $75 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

Moreover, our long term business strategies include acquiring additional energy‑related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds would be raised through equity contributions from ArcLight or debt financings. Any equity contributions or debt financing, if available at all, may not be on terms that are favorable to us. Limitations on our access to capital could result from events or causes beyond our control, and could include, among other factors, significant increases in interest rates, increases in the risk premium required by investors, generally or for investments in energy‑related companies, decreases in the availability of credit or the tightening of terms required by lenders. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2019, we had total long-term debt of $644.2 million and we had an unused borrowing base availability of $499.3 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

Subject to the restrictions in the instruments governing our outstanding indebtedness (including our revolving credit facility and senior notes), we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2019, we had additional borrowing capacity of $499.3 million under our revolving credit facility, all of which would be secured if borrowed.

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

Our Southeast facilities include 22 refined product terminals located along the Plantation and Colonial pipeline systems and primarily receive products from Plantation and Colonial on behalf of our customers. In addition, the Collins terminal receives from, delivers to, and transfers refined petroleum products between the Colonial and Plantation pipeline systems. In these instances, we depend on our terminals’ connections to such petroleum pipelines owned and operated by third parties to supply our terminal facilities. Our ability to compete in a particular terminal market could be harmed by factors we cannot control, including changes in pipeline service offerings at one or more of our terminals or changes in pipeline tariffs that make alternative third party terminal locations or different transportation options more attractive to our current or prospective customers.

The FERC regulates the rates the pipeline operators can charge, and the terms and conditions they can offer, for interstate transportation service on refined products pipelines that connect to our terminals.  Generally, petroleum products pipelines may change their rates within prescribed levels, which could lead our current or prospective customers to seek alternative delivery methods or destinations. Moreover, we cannot control or predict the amount of refined petroleum products that our customers are able to transport on the third party pipelines connecting into our terminals. The level of throughput on these pipelines can be impacted by a number of factors, including the quality or quantity of refined product produced, pipeline outages or interruptions due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes any of which could negatively impact our customers’ shipments to our terminals. As a result our revenue, results of operations and cash flows could be materially adversely affected.

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

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of refined products. As a result of these conditions, some of our customers may suffer short or long‑term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic refined product throughput volumes could result in a material decline in the use of our tank capacity or the throughput of refined product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue, results of operations and cash flows to decline.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	extreme weather conditions, such as hurricanes, tropical storms and rough seas, which are common along the Gulf Coast, and earthquakes, which are common along the West Coast;
•	explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors;
•	epidemic or pandemic diseases; or
•	acts of terrorism or vandalism.

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

•	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery‑powered engines; or
•	events that impact global market demand in a way that is not presently possible to predict, including impacts from global health epidemics and concerns, such as the coronavirus (COVID-19).

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

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience, among other impacts, (a) customer shutdowns to prevent spread of the virus, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implanted policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

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

In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of our employees and of certain employees of TMC, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or could disrupt our operations, any of which could adversely affect our results of operations, financial position or cash flows.

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

Our revolving credit facility matures in March 2022, and our senior notes mature in February 2026. At December 31, 2019, we had outstanding borrowings under our revolving credit facility of $350.7 million and outstanding senior notes of $300 million, respectively. Our revolving credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.75% to 2.75% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 0.75% to 1.75% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. We pay a fixed 6.125% interest rate on our senior notes. In the event we are required to refinance our revolving credit facility or our senior notes in unfavorable market conditions, we may have to pay interest at higher rates and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations.

Additionally, on July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would no longer persuade or compel contributing banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the agent under our revolving credit facility, Wells Fargo, determines (among other things) that LIBOR may no longer be available or may no longer be an appropriate reference rate upon which to determine the interest rates under our credit facility, loans otherwise or previously relying on LIBOR to calculate interest may be converted to loans computing interest rates based on the base rate (as adjusted, per the above), or some other replacement rate in the event that, among other reasons, the inability to use LIBOR is unlikely to be temporary or an applicable interest rate used in the credit facility is no longer a widely recognized benchmark rate for newly originated loans in the syndicated loan market in the applicable currency. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, including with the base rate under our credit facility, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company's results of operations, cash flows and liquidity. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere.

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

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. However, in June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. In November 2019, the United States formally initiated the withdrawal process. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

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

ArcLight is our sole equity-holder. Therefore, conflicts of interest may arise between ArcLight and its affiliates and subsidiaries, on the one hand, and us, on the other hand. In resolving those conflicts of interest, ArcLight may favor its own interests and the interests of its affiliates over the interests of the Company.

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

•

ArcLight has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to any party for actions that, without the limitations, might constitute breaches of fiduciary duty. ArcLight will not have any liability to us for decisions made in its capacity as our sole equity-holder so long as it acted in good faith, meaning it believed that its decision was in the best interests of our company;

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

Neither our operating agreement nor any other agreement will prohibit ArcLight or its affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, ArcLight and its affiliates may acquire, construct or dispose of midstream assets or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. ArcLight and its affiliates are large, established participants in the energy industry and may have greater resources than we have, which may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition opportunities. As a result, competition from ArcLight and its affiliates could materially adversely impact our results of operations and cash flows.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON UNITS

As a result of the Take-Private Transaction, TransMontaigne Partners common units ceased to be publicly traded, and the TransMontaigne Partner’s common units are no longer listed on the NYSE.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The following selected financial data for each of the years in the five‑year period ended December 31, 2019, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Years ended December 31,
	2019 (1) (2)	2018 (1) (2)	2017 (1) (2)	2016 (2)	2015 (2)
	(dollars in thousands except per unit amounts)
Operations Data:
Revenue	$263,042	$232,297	$184,447	$164,943	$152,510
Operating costs and expenses	(103,022)	(98,977)	(81,327)	(83,281)	(78,900)
General and administrative expenses	(23,660)	(23,707)	(23,692)	(18,571)	(19,200)
Insurance expenses	(4,995)	(4,976)	(4,064)	(4,081)	(3,756)
Deferred compensation expense	(2,308)	(3,478)	(2,999)	(3,263)	(1,411)
Depreciation and amortization	(52,535)	(49,793)	(36,188)	(32,383)	(30,650)
Earnings from unconsolidated affiliates	4,894	8,852	7,071	10,029	11,948
Gain from insurance proceeds	3,351	—	—	—	—
Loss on disposition of assets	—	(901)	—	—	—
Operating income	84,767	59,317	43,248	33,393	30,541
Other expenses:
Interest expense	(36,196)	(31,900)	(10,473)	(7,787)	(7,396)
Amortization of deferred debt issuance costs	(2,657)	(3,037)	(1,221)	(818)	(774)
Net earnings	$45,914	$24,380	$31,554	$24,788	$22,371
Other Financial Data:
Net cash provided by operating activities	$100,589	$103,210	$86,037	$63,414	$71,787
Net cash used in investing activities	$(90,967)	$(56,869)	$(336,955)	$(69,089)	$(34,153)
Net cash provided by (used in) financing activities	$(9,558)	$(46,284)	$250,875	$(10,106)	$(55,950)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$727,220	$689,170	$656,092	$418,130	$388,423
Investments in unconsolidated affiliates	$225,425	$227,031	$233,181	$241,093	$246,700
Total assets	$1,072,053	$1,002,008	$988,082	$691,858	$656,687
Long-term debt	$644,162	$598,622	$593,200	$291,800	$248,000
Equity	$324,087	$338,585	$361,940	$368,607	$364,653

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

(2)

The June 1, 2019 TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS as of and for the years ended December 31, 2019, 2018, 2017 and eleven months ended 2016. For comparability,  an estimate of the assets, liabilities and results of operations of TMS is included for January 1, 2015 through January 31, 2016.

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

NATURE OF ASSETS

Gulf Coast Operations.  Our Gulf Coast terminals consist of eight refined product terminals and comprises the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and crude oil.

Midwest Operations.  In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Our Rogers facility is the only refined products terminal located in Northwest Arkansas.

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

Brownsville, Texas Operations.  We own and operate a refined product terminal with approximately 1.5 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products and natural gas liquids.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the United States/Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, by the end of the second quarter of 2020, and have previously filed revised tariffs with the FERC to support such activities.

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

Southeast Operations.  Our Southeast terminals consist of 22 refined product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.9 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two refined product terminals with approximately 5.4 million barrels of aggregate active storage capacity. The terminals are strategically located in close proximity to three San Francisco Bay refineries and the origin of the North California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. We acquired the West Coast terminals in December 2017.

Central Services. Our Central services segment performs operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up 79% of the total revenue for the year ended December 31, 2019. These relationships include: NGL Energy Partners LP, Castleton Commodities International LLC, RaceTrac Petroleum Inc., Glencore Ltd., Tesoro, Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell, Marathon Petroleum and Pilot Flying J.

The fees we charge, our other sources of revenue and our direct costs and expenses are described below.

Terminaling services fees.    Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, ancillary revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

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

Operating costs and expenses.  The operating costs and expenses of our operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals and pipelines.

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

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

EXPANSION OF ASSETS

Take-Private Transaction. On February 26, 2019, we completed our Take-Private Transaction.

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed by the end of 2020. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed by the end of 2020. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

Expansion of our Collins terminal. Our Collins terminal is strategically located for the bulk storage market and is the only independent terminal capable of receiving from, delivering to, and transferring refined petroleum products between the Colonial and Plantation pipeline systems. During the first quarter of 2019 we completed construction of approximately 870,000 barrels of new storage capacity at our Collins terminal, which is supported by a new long-term, fee-based terminaling services agreement with a third party customer. To facilitate our further expansion of tankage at our Collins terminal, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements were completed in the fourth quarter of 2019. The improvements resulted in significant increased flexibility for our Collins terminal customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections was approximately $60 million. We are currently in active discussions with several other existing and prospective customers regarding additional future capacity at our Collins terminal.

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

Accrued environmental obligations.  At December 31, 2019, we have an accrued liability of approximately $1.5 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

Costs incurred to remediate existing contamination at the terminals have been, and are expected in the future to be, insignificant. In connection with our acquisition of the Florida (other than Pensacola), Midwest, Brownsville, Texas, River, Southeast, and Pensacola, Florida terminal and facilities, a third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses. Nonetheless, the forgoing environmental indemnification obligations of a third party to us remain in place and were not affected by the Take-Private Transaction.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Business Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Terminaling services fees	$240,950	$216,231	$168,083
Pipeline transportation fees	3,457	3,295	5,719
Management fees	18,635	12,771	10,645
Revenue	$263,042	$232,297	$184,447

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

	Total Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast terminals	$73,416	$64,622	$62,941
Midwest terminals	11,655	11,899	10,997
Brownsville terminals	18,953	17,246	20,645
River terminals	10,233	10,654	10,947
Southeast terminals	88,777	83,712	76,004
West Coast terminals	48,196	39,960	1,738
Central services	11,812	4,204	1,175
Revenue	$263,042	$232,297	$184,447

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

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast terminals	$73,380	$64,338	$61,889
Midwest terminals	9,804	10,127	9,265
Brownsville terminals	11,560	8,339	9,186
River terminals	10,233	10,654	10,883
Southeast terminals	87,813	82,821	75,122
West Coast terminals	48,160	39,952	1,738
Central services	—	—	—
Terminaling services fees	$240,950	$216,231	$168,083

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2019 is primarily a result of recontracting capacity to third-party customers at higher rates. The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2018 resulted from an increase in ancillary revenue.

The increase in terminaling services fees at our Brownsville terminals for the year ended December 31, 2019 is primarily a result of placing into service approximately 0.6 million barrels of new tank capacity in various stages throughout 2019.

The increase in terminaling services fees at our Southeast terminals for the year ended December 31, 2019 is primarily a result of placing into service approximately 0.9 million barrels of new tank capacity at our Collins terminal in the first quarter of 2019.  The increase in terminaling services fees at our Southeast terminals for the year ended December 31, 2018 is primarily a result of placing into service approximately 2.0 million barrels of new tank capacity at our Collins terminal in various stages beginning in the fourth quarter of 2016 through the second quarter of 2017.

The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2019 is primarily a result of contracting available capacity to third-party customers and placing into service approximately 0.1 million barrels of new tank capacity in the first quarter of 2019. The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2018 is a result of the West Coast terminals acquisition on December 15, 2017.

Included in terminaling services fees for the years ended December 31, 2019, 2018 and 2017 are fees charged to affiliates of approximately $11.2 million, $11.0 million and $1.9 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Firm commitments	$192,440	$171,774	$135,197
Ancillary	48,510	44,457	32,886
Terminaling services fees	$240,950	$216,231	$168,083

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2019 were as follows (in thousands):

Less than 1 year remaining	$58,501	30%
1 year or more, but less than 3 years remaining	58,650	31%
3 years or more, but less than 5 years remaining	44,015	23%
5 years or more remaining (1)	31,274	16%
Total firm commitments for the year ended December 31, 2019	$192,440

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

The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast terminals	$—	$—	$—
Midwest terminals	1,851	1,772	1,732
Brownsville terminals	1,606	1,523	3,987
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Central services
Pipeline transportation fees	$3,457	$3,295	$5,719

The decrease in pipeline transportation fees at our Brownsville terminals for the year ended December 31, 2018 is attributable to suspending operations on the Diamondback pipeline in the first quarter of 2018 in connection with the expansion of our Brownville operations. The Diamondback Pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that has been idle and can be used to transport additional refined products. We expect to recommission and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2020.

Included in pipeline transportation fees for each of the years ended December 31, 2019, 2018 and 2017 are fees charged to affiliates of approximately $nil.

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, and, prior to July 1, 2019, the Baltimore Terminal. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast terminals	$36	$284	$1,052
Midwest terminals	—	—	—
Brownsville terminals	5,787	7,384	7,472
River terminals	—	—	64
Southeast terminals	964	891	882
West Coast terminals	36	8	—
Central services	11,812	4,204	1,175
Management fees	$18,635	$12,771	$10,645

The decrease in Brownsville terminals management fees for the year ended December 31, 2019 is a result of no longer operating and managing for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility as of August 23, 2018.

The increase in Central services management fees for the years ended December 31, 2019 and 2018 is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Midstream Partners, SeaPort Sound, Lucknow-Highspire Terminals and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Midstream Partners in November 2017,  SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage Lucknow-Highspire Terminals starting January 1, 2019. Our management of the Baltimore Terminal ended on July 1, 2019.

Included in management fees for the years ended December 31, 2019, 2018 and 2017 are fees charged to affiliates of approximately $17.6 million, $10.0 million and $6.5 million, respectively.

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

	Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Wages and employee benefits	$48,589	$42,527	$35,497
Utilities and communication charges	10,119	10,186	8,335
Repairs and maintenance	14,205	14,624	12,872
Office, rentals and property taxes	14,193	13,091	11,212
Vehicles and fuel costs	1,113	1,096	1,017
Environmental compliance costs	3,383	4,134	2,696
Contract services	2,247	3,010	2,419
Other	9,173	10,309	7,279
Operating costs and expenses	$103,022	$98,977	$81,327

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast terminals	$22,196	$22,817	$22,829
Midwest terminals	3,443	3,053	2,859
Brownsville terminals	9,053	7,812	10,447
River terminals	6,040	6,832	6,624
Southeast terminals	23,500	26,836	24,302
West Coast terminals	16,339	14,678	639
Central services	22,451	16,949	13,627
Operating costs and expenses	$103,022	$98,977	$81,327

The increase in operating costs and expenses at our West Coast terminals for the year ended December 31, 2019 is primarily a result of an increase in variable costs that are reimbursed by our customers. The increase in operating costs and expenses at our West Coast terminals for the year ended December 31, 2018 is a result of the West Coast terminals acquisition on December 15, 2017.

The increase in operating costs and expenses for Central services for the years ended December 31, 2019 and 2018 is a result of operating terminal facilities that are owned by affiliates of ArcLight including SeaPort Midstream Partners, SeaPort Sound and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Midstream Partners in November 2017 and SeaPort Sound and the Baltimore Terminal in November 2018. Our management of the Baltimore Terminal ended on July 1, 2019.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for each of the years ended December 31, 2019, 2018 and 2017 were approximately $23.7 million.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2019, 2018 and 2017,  insurance expense was approximately $5.0 million, $5.0 million and $4.1 million, respectively. The increase in insurance expense for the year ended December 31, 2018 is primarily attributable to the December 15, 2017 West Coast terminals acquisition.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $2.3 million, $3.5 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Depreciation and amortization expenses for the years ended December 31, 2019, 2018 and 2017 were approximately $52.5 million, $49.8 million and $36.2 million, respectively. The increase in depreciation and amortization expense for the years ended December 31, 2019 and 2018 is primarily attributable to placing  expansion projects in service and the December 15, 2017 West Coast terminals acquisition.

Interest expense for the years ended December 31, 2019, 2018 and 2017 was approximately $36.2 million, $31.9 million and $10.5 million, respectively. The increase in interest expense for the years ended December 31, 2019 and 2018 is primarily attributable to the December 15, 2017 acquisition of the West Coast terminals, the February 12, 2018 issuance of senior notes, financing our growth capital projects with additional debt financing and increases in LIBOR based interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2019 and 2018,  our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
BOSTCO	42.5%	42.5%	$201,743	$203,005
Frontera	50%	50%	23,682	24,026
Total investments in unconsolidated affiliates			$225,425	$227,031

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$2,356	$5,767	$3,543
Frontera	2,538	3,085	3,528
Total earnings from investments in unconsolidated affiliates	$4,894	$8,852	$7,071

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$4,707	$—	$145
Frontera	225	1,413	2,000
Additional capital investments in unconsolidated affiliates	$4,932	$1,413	$2,145

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$8,325	$12,135	$12,256
Frontera	3,107	4,280	4,872
Cash distributions received from unconsolidated affiliates	$11,432	$16,415	$17,128

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$100,589	$103,210	$86,037
Net cash used in investing activities	$(90,967)	$(56,869)	$(336,955)
Net cash provided by (used in) financing activities	$(9,558)	$(46,284)	$250,875

The decrease in net cash provided by operating activities for the year ended December 31, 2019 is primarily related to the timing of working capital requirements. The increase in net cash provided by operating activities for the year ended December 31, 2018 is primarily attributable to increased earnings related to the December 15, 2017 acquisition of the West Coast terminals.

The increase in net cash used in investing activities for the year ended December 31, 2019 is primarily related to additional construction spend in 2019. In addition, we received an approximately $5.0 million one-time insurance settlement related to a tank at our Gulf Coast terminals that was damaged by fire. Net cash used in investing activities for the year ended December 31, 2017 includes approximately $276.8 million for the December 15, 2017 acquisition of the West Coast terminals.

Additional investments and expansion capital projects at our terminals have been approved that currently are, or will be, under construction with estimated completion dates that extend through the fourth quarter of 2020. At December 31, 2019, the remaining expenditures to complete the approved projects are estimated to be approximately $75 million. These expenditures primarily relate to the construction costs associated with our Collins, Mississippi terminal expansion, our expansion of our Brownsville operations and our expansion of our West Coast operations.

The decrease in net cash used in financing activities for the year ended December 31, 2019 includes an increase of approximately $31.9 million in net borrowings under our debt agreements primarily to fund additional growth capital projects and $7.9 million in debt issuance costs related to issuing senior notes in February 2018. Net cash provided by financing activities for the year ended December 31, 2017 includes funding the approximately $276.8 million December 15, 2017 acquisition of the West Coast terminals.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2019, our outstanding borrowings under our revolving credit facility were $350.7 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of December 31, 2019.

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

	Three months ended				Twelve months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2019	2019	2019	2019	2019
Financial performance covenant tests:
Consolidated EBITDA (1)	$31,474	$38,234	$38,694	$38,375	$146,777
Material Project credit (2)	765	—	1,101	3,233	5,099
Consolidated EBITDA for the leverage ratios (1)	$32,239	$38,234	$39,795	$41,608	$151,876
Revolving credit facility debt					350,700
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$650,700
Senior secured leverage ratio					2.31
Total leverage ratio					4.28
Consolidated EBITDA for the interest coverage ratio (1)	$31,474	$38,234	$38,694	$38,375	$146,777
Consolidated interest expense (1) (3)	$8,699	$9,197	$8,946	$8,731	$35,573
Interest coverage ratio					4.13
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$32,239	$38,234	$39,795	$41,608	$151,876
Material Project credit (2)	(765)	—	(1,101)	(3,233)	(5,099)
Interest expense	(8,842)	(9,708)	(9,107)	(8,539)	(36,196)
Unrealized loss on derivative instruments	143	511	161	(192)	623
Gain from insurance proceeds	—	(3,351)	—	—	(3,351)
Amortization of deferred revenue	(27)	(180)	178	(685)	(714)
TMS Contribution	(2,892)	—	—	—	(2,892)
Change in operating assets and liabilities	(8,824)	2,259	(252)	3,159	(3,658)
Cash flows provided by operating activities	$11,032	$27,765	$29,674	$32,118	$100,589

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)

Reflects percentage of completion pro forma credit related to the Collins terminal expansion and the Brownsville operations expansion that qualify as a “Material Project” under the terms of our revolving credit facility.

(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Termination of shelf registration.  On September 2, 2016, the SEC declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. Prior to the Take-Private Transaction, the shelf registration statement allowed us to issue common units and debt securities. In February 2018, we used the shelf registration statement to issue senior notes (see Note 12 of Notes to consolidated financial statements). In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership unissued but issuable thereunder. The senior notes remain outstanding and the Company is voluntarily filing pursuant to the covenants contained in the senior notes.

Contractual obligations and contingencies.  We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2019 are as follows (in thousands):

	Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter
Additions to property, plant and equipment under contract	$21,042	$—	$—	$—	$—	$—
Operating leases—property and equipment	4,583	4,469	4,459	3,920	3,660	16,515
Revolving credit facility	—	—	350,700	—	—	—
Interest expense on revolving credit facility (1)	19,359	19,359	3,872	—	—	—
6.125% senior notes due in 2026	—	—	—	—	—	300,000
Interest expense on 6.125% senior notes due in 2026 (2)	18,375	18,375	18,375	18,375	18,375	20,570
Total contractual obligations to be settled in cash	$63,359	$42,203	$377,406	$22,295	$22,035	$337,085

(1)

Assumes that our outstanding revolving credit facility debt at December 31, 2019 remains outstanding until its maturity date and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2019, which is  5.52% per year.

(2)	Assumes that senior notes at December 31, 2019 remain outstanding until their maturity date and we incur interest expense at the coupon rate of 6.125%.

We believe that our future cash expected to be provided by operating activities, available borrowing capacity under our revolving credit facility, and our relationship with institutional lenders should enable us to meet our committed capital and our essential liquidity requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements are settled monthly and are recognized as an adjustment to interest expense. At December 31, 2019, we had outstanding borrowings of $350.7 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at December 31, 2019, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.5 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC (formerly TransMontaigne Partners L.P.) and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in point (C) “Accounting for operations” in note 1 “summary of significant accounting policies” to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842 – Leases. The Company used the modified retrospective transition method upon adoption, which had a material impact on the financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, effective June 1, 2019, TLP Management Services LLC (“TMS”) was contributed to the Company and recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 13, 2020

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,090	$1,026
Trade accounts receivable, net	16,500	14,049
Due from affiliates	2,882	1,953
Other current assets	6,346	8,097
Total current assets	26,818	25,125
Property, plant and equipment, net	727,220	689,170
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	225,425	227,031
Right-of-use assets, operating leases	35,765	—
Other assets, net	47,397	51,254
	$1,072,053	$1,002,008
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$24,650	$28,212
Operating lease liabilities	3,001	—
Accrued liabilities	36,558	31,946
Total current liabilities	64,209	60,158
Other liabilities	4,990	4,643
Long-term operating lease liabilities	34,605	—
Long-term debt	644,162	598,622
Total liabilities	747,966	663,423
Commitments and contingencies (Note 14)
Equity:
Common units - 16,229,123 issued and outstanding at December 31, 2018	—	285,095
General partner interest - 2% interest with 331,206 equivalent units outstanding at December 31, 2018	—	53,490
Member interest	324,087	—
Total equity	324,087	338,585
	$1,072,053	$1,002,008

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (see Note 1 of Notes to consolidated financial statements)

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(In thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenue:
External customers	$234,275	$211,303	$176,079
Affiliates	28,767	20,994	8,368
Total revenue	263,042	232,297	184,447
Costs and expenses:
Operating	(103,022)	(98,977)	(81,327)
General and administrative expenses	(23,660)	(23,707)	(23,692)
Insurance expenses	(4,995)	(4,976)	(4,064)
Deferred compensation expense	(2,308)	(3,478)	(2,999)
Depreciation and amortization	(52,535)	(49,793)	(36,188)
Total costs and expenses	(186,520)	(180,931)	(148,270)
Earnings from unconsolidated affiliates	4,894	8,852	7,071
Gain from insurance proceeds	3,351	—	—
Loss on disposition of assets	—	(901)	—
Operating income	84,767	59,317	43,248
Other expenses:
Interest expense	(36,196)	(31,900)	(10,473)
Amortization of deferred debt issuance costs	(2,657)	(3,037)	(1,221)
Total other expenses	(38,853)	(34,937)	(11,694)
Net earnings	$45,914	$24,380	$31,554

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (see Note 1 of Notes to consolidated financial statements)

.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance December 31, 2016	$317,525	$52,692	$—	$370,217
Distributions to unitholders	(47,349)	(11,985)	—	(59,334)
Equity-based compensation	2,729	—	—	2,729
Issuance of 6,498 common units pursuant to our long-term incentive plan	270	—	—	270
Issuance of 33,205 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(711)	—	—	(711)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	36	—	36
Contribution from TLP Holdings	17,179	—	—	17,179
Net earnings for year ended December 31, 2017	18,850	12,704		31,554
Balance December 31, 2017	308,493	53,447	—	361,940
Distributions to unitholders	(51,152)	(15,672)	—	(66,824)
Equity-based compensation	3,208	—	—	3,208
Issuance of 6,972 common units pursuant to our long-term incentive plan	270	—	—	270
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	39	—	39
Contribution from TLP Holdings	16,230	—	—	16,230
Net earnings for year ended December 31, 2018	8,704	15,676	—	24,380
Balance December 31, 2018	285,095	53,490	—	338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	(6,199)	(6,199)
Contribution from TLP Holdings	4,829	—	491	5,320
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(42,328)	(42,328)
Net earnings for year ended December 31, 2019	2,990	2,674	40,250	45,914
Balance December 31, 2019	$—	$—	$324,087	$324,087

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (see Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(Dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$45,914	$24,380	$31,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,535	49,793	36,188
Loss on disposition of assets	—	901	—
Earnings from unconsolidated affiliates	(4,894)	(8,852)	(7,071)
Distributions from unconsolidated affiliates	11,432	15,565	17,128
Equity-based compensation	45	3,478	2,999
Amortization of deferred debt issuance costs	2,657	3,037	1,221
Amortization of deferred revenue	(714)	(324)	(333)
Unrealized (gain) loss on derivative instruments	623	433	(232)
Gain from insurance proceeds	(3,351)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,451)	(3,696)	(807)
Due from affiliates	(819)	690	(1,989)
Other current assets	(152)	3,116	1,353
Amounts due under long-term terminaling services agreements, net	1,268	1,160	801
Right-of-use assets, operating leases	2,235	—	—
Deposits	10	(456)	—
Other assets, net	1,257	—	—
Trade accounts payable	(880)	3,092	2,047
Accrued liabilities	(2,068)	10,893	3,178
Operating lease liabilities	(2,058)	—
Net cash provided by operating activities	100,589	103,210	86,037
Cash flows from investing activities:
Acquisition of terminal assets	—	—	(276,760)
Investments in unconsolidated affiliates	(4,932)	(1,413)	(2,145)
Return of investment in unconsolidated affiliates	—	850	—
Capital expenditures	(91,023)	(66,331)	(58,050)
Proceeds from sale of assets	—	10,025	—
Proceeds from insurance claims	4,988	—	—
Net cash used in investing activities	(90,967)	(56,869)	(336,955)
Cash flows from financing activities:
Proceeds from senior notes	—	300,000	—
Borrowings under revolving credit facility	174,900	166,400	442,100
Repayments under revolving credit facility	(130,200)	(453,600)	(140,700)
Debt issuance costs	—	(7,871)	(7,695)
Taxes paid for equity compensation awards	—	(658)	(711)
Distributions paid to unitholders	(17,250)	(66,824)	(59,334)
Distributions to TLP Finance	(42,328)	—	—
Contributions from TLP Holdings and TransMontaigne GP	5,320	16,269	17,215
Net cash provided by (used in) financing activities	(9,558)	(46,284)	250,875
Increase (decrease) in cash and cash equivalents	64	57	(43)
Cash and cash equivalents at beginning of period	1,026	969	1,012
Cash and cash equivalents at end of period	$1,090	$1,026	$969
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,667	$24,635	$10,077
Property, plant and equipment acquired with accounts payable	$16,869	$19,353	$3,207

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

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers as further described below. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Following the TMS Contribution, the executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  As a result, we do not directly employ any of the persons responsible for the executive management of our business.  Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on our behalf of TMC pursuant to a services agreement between TMC and TMS.

Our basis in the assets and liabilities of TMS at December 31, 2018 was as follows (in thousands):

Cash	$694
Trade accounts receivable	7
Due from affiliates	456
Other current assets	456
Property, plant and equipment, net	991
Other assets, net	484
Trade accounts payable	(1,205)
Accrued and other liabilities	(3,025)
Equity	$(1,142)

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2019 and 2018 and our results of operations for the years ended December 31, 2019, 2018 and 2017. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and/or involve complex analyses: useful lives of our plant and equipment, accrued environmental obligations and business combinations estimates and assumptions. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

(c) Accounting for terminal and pipeline operations

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use asset and a lease liability for all qualifying leases in the consolidated balance sheet. Further, under ASC 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We used the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (“ASC 840”) (See Note 14 of Notes to consolidated financial statements).

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), applying the modified retrospective transition method, which required us to apply the new standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts which were not completed as of January 1, 2018. ASC 606 replaces existing revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in a transition adjustment nor did it have an impact on the timing or amount of our revenue recognition (See Note 16 of Notes to consolidated financial statements).

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 4 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At December 31, 2019, we did not have any contract assets related to ASC 606.

Contract liabilities primarily relate to consideration received from customers in advance of completing the performance obligation. A performance obligation is a promise in a contract to transfer goods or services to the customer. We recognize contract liabilities under these arrangements as revenue once all contingencies or potential performance obligations have been satisfied by the (i) performance of services or (ii) expiration of the customer’s rights under the contract. Short-term contract liabilities include customer advances and deposits (see Note 10 of Notes to consolidated financial statements). Long-term contract liabilities include deferred revenue (See Note 11 of Notes to consolidated financial statements).

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

Our terminaling services agreements include revenue recognized in accordance with ASC 606 and ASC 842. Upon adoption of these standards, we evaluated our contracts to determine whether the contract contained a lease. Significant assumptions used in this process include the determination of whether substantive substitution rights exist based on the terms of the contract and available capacity at the terminal at the time of contract inception. Our terminaling services agreements do not allow our customers to purchase the underlying asset and vary in terms and conditions with respect to extension or termination options. If a contract is accounted for as a lease under ASC 842, we recognize the minimum payments as lease revenue and revenue recognized in excess of firm commitments as a variable payment of the lease. All other components of the contracts accounted for as a lease are treated as non-lease components (ancillary revenue) and are accounted for in accordance with ASC 606. The majority of our firm commitments under our terminaling services agreements are accounted for as lease revenue in accordance with ASC 842 (“ASC 842 revenue”). The remaining firm commitments under our terminaling services agreements not accounted for as lease revenue are accounted for in accordance with ASC 606 (“ASC 606 revenue”), where the minimum payment arrangement in each contract is considered a single performance obligation that is primarily satisfied over time through the contract term.

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes, injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue generated by these services is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. The majority of our ancillary revenue is recognized in accordance with ASC 606 (See Note 16 of Notes to consolidated financial statements).

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC (“SMP”) in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred plus an annual fee.  We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred.  Our management of the Baltimore Terminal ended on July 1, 2019. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

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

In connection with our acquisition of the Florida (other than Pensacola), Midwest, Brownsville, Texas, River, Southeast, and Pensacola, Florida terminal and facilities, a third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses. Nonetheless, the forgoing environmental indemnification obligations of a third party to us remain in place and were not affected by the Take-Private Transaction.

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

(i) Deferred compensation expense

We have a savings and retention program to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (see Note 13 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in earnings.

At December 31, 2019 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. The derivative instrument outstanding at December 31, 2018 and 2017 expired on March 11, 2019. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements were determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We do not expect the adoption to have an impact on our financial position, results of operations and cash flows.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides transition relief and allows entities to elect the fair value option on certain financial instruments. ASU 2019-05 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We do not expect the adoption to have an impact on our financial position, results of operations and cash flows.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2019, 2018 and 2017 we recognized approximately $5.8 million, $5.8 million and $5.3 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2020, subject to automatic renewals unless terminated by either party upon 90 days’ and 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. For the years ended December 31, 2019, 2018 and 2017 we recognized revenue related to this agreement of approximately $2.6 million, $2.5 million and $1.9 million, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2019, 2018 and 2017 we recognized revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $8.5 million, $8.5 million and $nil, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)—Central services.  We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP, for a management fee that is based on our costs incurred plus an annual fee. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC.  SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2020, subject to one-year automatic renewals unless terminated by either party upon 180 days’ prior notice. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2019, 2018 and 2017 we recognized revenue related to this operations and administrative agreement of approximately $3.4 million, $3.4 million and $1.2 million, respectively.

Operations and reimbursement agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services.  Our subsidiary, TMS, operates a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary.  We receive a management fee based on our costs incurred plus an annual fee. For the years ended December 31, 2019, 2018 and 2017 we recognized revenue related to this operations and reimbursement agreement of approximately $7.2 million, $0.7 million and $nil, respectively.

Other affiliates—Central services.    We manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal. For the years ended December 31, 2019, 2018 and 2017 we recognized revenue related to reimbursements from these affiliates of approximately $1.2 million, $0.1 million and $nil, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

Services Agreement – TMC.  Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  Pursuant to a services agreement, dated August 18, 2019, between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC.  TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee.  Aggregate fees paid by us to TMC with respect to the services agreement were approximately $0.8 million for the year ended December 31, 2019. TMC officer awards vested in 2019 were insignificant and accounted for as a Contribution from TLP Holdings.

See also Note 1(a) of Notes to consolidated financial statements, Nature of business, for information regarding the TMS Contribution.

(3) BUSINESS COMBINATION AND TERMINAL ACQUISITION

On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of $276.8 million. The West Coast terminals represent two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex with a total of 64 storage tanks with approximately 5.4 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the West Coast terminals from December 15, 2017.

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

These unaudited pro forma results for the Company as a whole are for comparative purposes only and may not be indicative of the results that would have occurred had this acquisition been completed on January 1, 2016 or the results that will be attained in the future (in thousands):

	Pro Forma year ended December 31,
	2017	2016
Revenue	$226,653	$205,605
Net earnings	$38,920	$26,958

Significant pro forma adjustments include depreciation expense and interest expense on the incremental borrowings necessary to finance this acquisition as well as adjustments to remove the related party transactions included in the historical financial statements of the West Coast terminals.

(4) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as ASC 606 revenue in accordance with ASC 606 approximate $4.7 million at December 31, 2019. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Trade accounts receivable	$16,627	$14,158
Less allowance for doubtful accounts	(127)	(109)
	$16,500	$14,049

The following table presents a roll forward of our allowance for doubtful accounts (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2019	$109	$18	$—	$127
2018	$111	$—	$(2)	$109
2017	$119	$—	$(8)	$111

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
NGL Energy Partners LP	16%	22%	26%
RaceTrac Petroleum Inc.	10%	11%	13%
Castleton Commodities International LLC	9%	10%	13%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Amounts due from insurance companies	$1,147	$2,861
Prepaid insurance	2,595	1,371
Additive detergent	1,342	1,218
Unrealized gain on derivative instrument	—	143
Deposits and other assets	1,262	2,504
	$6,346	$8,097

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2019 and 2018, we have recognized amounts due from insurance companies of approximately $1.1 million and $2.9 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2019, we received reimbursements from insurance companies of approximately $2.4 million. During the year ended December 31, 2019, we increased our estimate of probable future insurance recoveries by approximately $0.7 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2019	2018
Land	$83,451	$83,451
Terminals, pipelines and equipment	995,666	918,537
Furniture, fixtures and equipment	9,788	7,289
Construction in progress	73,302	64,763
	1,162,207	1,074,040
Less accumulated depreciation	(434,987)	(384,870)
	$727,220	$689,170

At December 31, 2019, Property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of $523.9 million of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2019	2018
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At December 31, 2019 and 2018 our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2019 and 2018 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2019, 2018 and 2017, respectively. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2019 and 2018,  our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
BOSTCO	42.5%	42.5%	$201,743	$203,005
Frontera	50%	50%	23,682	24,026
Total investments in unconsolidated affiliates			$225,425	$227,031

At December 31, 2019 and 2018, our investment in BOSTCO includes approximately $6.6 million and $6.8 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$2,356	$5,767	$3,543
Frontera	2,538	3,085	3,528
Total earnings from investments in unconsolidated affiliates	$4,894	$8,852	$7,071

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$4,707	$—	$145
Frontera	225	1,413	2,000
Additional capital investments in unconsolidated affiliates	$4,932	$1,413	$2,145

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
BOSTCO	$8,325	$12,135	$12,256
Frontera	3,107	4,280	4,872
Cash distributions received from unconsolidated affiliates	$11,432	$16,415	$17,128

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Current assets	$12,478	$19,299	$4,870	$5,866
Long-term assets	464,085	455,984	44,344	45,115
Current liabilities	(13,607)	(12,471)	(1,850)	(2,845)
Long-term liabilities	(6,036)	(1,259)	—	(84)
Net assets	$456,920	$461,553	$47,364	$48,052

Statements of income:

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Revenue	$60,751	$66,288	$66,235	$20,076	$24,017	$22,193
Expenses	(54,033)	(51,993)	(55,687)	(15,000)	(17,847)	(15,137)
Net income	$6,718	$14,295	$10,548	$5,076	$6,170	$7,056

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Customer relationships, net of accumulated amortization of $7,237 and $4,887, respectively	$42,193	$44,543
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $9,353 and $7,656, respectively	3,818	5,515
Amounts due under long-term terminaling services agreements	215	422
Deposits and other assets	1,171	774
	$47,397	$51,254

Customer relationships.  Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight‑line basis over approximately twenty years. Expected future amortization expense for the customer relationships as of December 31, 2019 is as follows (in thousands):

	Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$2,350	$2,350	$2,350	$2,350	$2,350	$30,443

Deferred debt issuance costs.  Deferred debt issuance costs are amortized using the effective interest method over the term of the related credit facility.

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At December 31, 2019, included in amounts due under long-term terminaling services agreements is approximately $0.2 million related to terminaling services agreements accounted for as operating leases under ASC 842. At December 31, 2019 and 2018, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.2 million and $0.4 million, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Accrued compensation expense	$13,272	$5,860
Customer advances and deposits	7,850	11,927
Accrued property taxes	3,149	3,003
Accrued environmental obligations	1,531	1,556
Interest payable	7,763	7,814
Accrued expenses and other	2,993	1,786
	$36,558	$31,946

Accrued compensation expense.  Accrued compensation expense includes our bonus, payroll, and savings and retention program awards accruals. The increase at December 31, 2019 is primarily a result of accounting for the savings and retention program awards as accrued liabilities following the Take-Private Transaction as we have the intent and ability to settle the awards in cash. Prior to the Take-Private Transaction, we had the ability to settle the savings and retention program awards in our common units, and accordingly, we accounted for the awards as an equity award.

Customer advances and deposits.  We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2019, approximately $7.0 million of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At December 31, 2019, approximately $0.9 million of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the year ended December 31, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $0.8 million. At December 31, 2019 and 2018, we have billed and collected from certain of our customers approximately $7.9 million and $11.9 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At December 31, 2019 and 2018, we have accrued environmental obligations of approximately $1.5 million and $1.6 million, respectively, representing our best estimate of our remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at			Balance at
	beginning		Increase	end of
	of period	Payments	in estimate	period
2019	$1,556	$(671)	$646	$1,531
2018	$1,855	$(457)	$158	$1,556
2017	$2,107	$(1,204)	$952	$1,855

(11) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Advance payments received under long-term terminaling services agreements	$3,782	$2,721
Deferred revenue	1,208	1,922
	$4,990	$4,643

Advance payments received under long‑term terminaling services agreements.    We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight‑line basis over the term of the respective agreements. At December 31, 2019 and 2018, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $3.8 million and $2.7 million, respectively. At December 31, 2019, approximately $3.8 million of advance payments received under long-term terminaling services agreements is related to terminaling services agreements accounted for as operating leases under ASC 842.

Deferred revenue.  Pursuant to historical agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us lump‑sum amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At December 31, 2019 and 2018, we have unamortized deferred revenue for completed projects of approximately $1.2 million and $1.9 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we billed our customers approximately $0.1 million, $1.7 million and $0.5 million, respectively, for completed projects. During the years ended December 31, 2019, 2018 and 2017, we recognized revenue on a straight‑line basis of approximately $0.8 million, $1.8 million and $0.7 million, respectively, for completed projects. At December 31, 2019, approximately $nil of the deferred revenue balance is considered contract liabilities under ASC 606. At December 31, 2019, approximately $1.2 million of deferred revenue is related to terminaling services agreements accounted for as operating leases under ASC 842. Revenue recognized during the year ended December 31, 2019 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $0.2 million.

(12) LONG‑TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2019	2018
Revolving credit facility due in 2022	$350,700	$306,000
6.125% senior notes due in 2026	300,000	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $1,544 and $704, respectively	(6,538)	(7,378)
	$644,162	$598,622

On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. Net proceeds, after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility. The senior notes are due in 2026 and are guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. These subsidiary guarantees are full and unconditional and joint and several, and the subsidiaries that did not guarantee our senior notes are minor. TransMontaigne Partners LLC has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners LLC, including primarily through our 100% owned operating company subsidiary,

TransMontaigne Operating Company L.P. None of the assets of TransMontaigne Partners LLC or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the years ended December 31, 2019 and 2018.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the years ended December 31, 2019, 2018 and 2017, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.7%,  5.2% and 3.5%, respectively. At December 31, 2019 and 2018, our outstanding borrowings under our revolving credit facility were $350.7 million and $306 million, respectively. At December 31, 2019 and 2018 our outstanding letters of credit were $1.3 million and $0.4 million, respectively.

(13) DEFERRED COMPENSATION EXPENSE

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

(14) COMMITMENTS AND CONTINGENCIES

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

The Company elected the following practical expedients permitted under the transition guidance within the new standard; 1) the option to carry forward the historical lease classifications and assessment of initial direct costs, 2) the option to not include leases with an initial term of less than twelve months in the lease assets and liabilities and 3) the option to account for lease and non-lease components as a single lease component.

We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  Our leases have remaining lease terms of less than one year to 42 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-use assets on January 1, 2019. Amounts recognized at January 1, 2019 and December 31, 2019 for operating leases was as follows (in thousands):

Right-of-use assets, operating leases - January 1, 2019	$37,881
Additions	119
Right-of-use assets reduction	(2,235)
Right-of-use assets, operating leases - December 31, 2019	$35,765

Operating lease liabilities - January 1, 2019	$39,545
Additions	119
Liability reduction	(2,058)
Operating lease liabilities - December 31, 2019	$37,606
Current portion of operating lease liabilities	$3,001
Long-term operating lease liabilities	$34,605

No impact was recorded to the statement of operations or beginning equity for ASC 842.

The $37.9 million right-of-use asset and the $39.5 million operating liability at January 1, 2019 represents the right-of-use assets and lease labilities at the time of ASC 842 adoption. Additions to right-of-use assets and liabilities represent the present value of future lease payments at the inception of the new leases. Both the January 1, 2019 right-of-use assets and liabilities and additions are non-cash transactions that do not impact the Statement of Cash Flows.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  The Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our vehicle, office and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components. We have elected the practical expedient to account for our lease components and non-lease components as a single lease component. Non-lease components (primarily variable lease costs) include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of December 31, 2019, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

Year ended
December 31,
2019
Operating leases	$4,548
Variable lease costs (including insignificant short-term leases)	892
Sublease income as primary obligor	(992)
Total lease costs	$4,448

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

Year ended
December 31,
2019
Cash outflows for operating leases	$4,371
Weighted average remaining lease term (years)	18.79
Weighted average discount rate	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2019 and related imputed interest was as follows (in thousands):

2020	$4,583
2021	4,469
2022	4,459
2023	3,920
2024	3,660
Thereafter	39,831
Total lease payments	60,922
Less imputed interest	(23,316)
Present value of operating lease liabilities	$37,606

At December 31, 2018, future minimum lease payments under operating leases accounted for under ASC 840 was as follows (in thousands):

Years ending December 31:
2019	$4,050
2020	4,308
2021	3,973
2022	3,050
2023	2,508
Thereafter	6,287
$24,176

Contract commitments.  At December 31, 2019, we have contractual commitments of approximately $21.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

(15) DISCLOSURES ABOUT FAIR VALUE

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2019 and 2018.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at December 31, 2019 was approximately $289.7 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

(16) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling services agreements contain minimum payment arrangements, resulting in a fixed amount of revenue recognized, which we refer to as “firm commitments” and are accounted for in accordance with ASC 840, Leases (“ASC 840 revenue”). The remainder is recognized in accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606 revenue”).

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended December 31,
	2019	2018
Terminaling services fees:
Firm commitments (ASC 842/840 revenue)	$178,214	$158,055
Firm commitments (ASC 606 revenue)	14,226	13,719
Total firm commitments revenue	192,440	171,774
Ancillary revenue (ASC 606 revenue)	44,062	42,079
Ancillary revenue (ASC 842/840 revenue)	4,448	2,378
Total ancillary revenue	48,510	44,457
Total terminaling services fees	240,950	216,231
Pipeline transportation fees (ASC 842/840 revenue)	3,457	3,295
Management fees (ASC 606 revenue)	16,836	12,548
Management fees (ASC 842/840 revenue)	1,799	223
Total management fees	18,635	12,771
Total revenue	$263,042	$232,297

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2020	$4,658	$576	$—	$1,090	$—	$4,804	$—	$11,128
2021	1,513	47	—	522	—	4,022	—	6,104
2022	964	—	—	—	—	1,258	—	2,222
2023	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,135	$623	$—	$1,612	$—	$10,084	$—	$19,454

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2019 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $158.7 million for 2020,  $119.8 million for 2021,  $86.3 million for 2022,  $72.0 million for 2023, $47.0 million for 2024 and $489.8 million thereafter.

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

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Gulf Coast Terminals:
Terminaling services fees	$73,380	$64,338	$61,889
Management fees	36	284	1,052
Revenue	73,416	64,622	62,941
Operating costs and expenses	(22,196)	(22,817)	(22,829)
Net margins	51,220	41,805	40,112
Midwest Terminals:
Terminaling services fees	9,804	10,127	9,265
Pipeline transportation fees	1,851	1,772	1,732
Revenue	11,655	11,899	10,997
Operating costs and expenses	(3,443)	(3,053)	(2,859)
Net margins	8,212	8,846	8,138
Brownsville Terminals:
Terminaling services fees	11,560	8,339	9,186
Pipeline transportation fees	1,606	1,523	3,987
Management fees	5,787	7,384	7,472
Revenue	18,953	17,246	20,645
Operating costs and expenses	(9,053)	(7,812)	(10,447)
Net margins	9,900	9,434	10,198
River Terminals:
Terminaling services fees	10,233	10,654	10,883
Management fees	—	—	64
Revenue	10,233	10,654	10,947
Operating costs and expenses	(6,040)	(6,832)	(6,624)
Net margins	4,193	3,822	4,323
Southeast Terminals:
Terminaling services fees	87,813	82,821	75,122
Management fees	964	891	882
Revenue	88,777	83,712	76,004
Operating costs and expenses	(23,500)	(26,836)	(24,302)
Net margins	65,277	56,876	51,702
West Coast Terminals:
Terminaling services fees	48,160	39,952	1,738
Management fees	36	8	—
Revenue	48,196	39,960	1,738
Operating costs and expenses	(16,339)	(14,678)	(639)
Net margins	31,857	25,282	1,099
Central Services:
Management fees	11,812	4,204	1,175
Revenue	11,812	4,204	1,175
Operating costs and expenses	(22,451)	(16,949)	(13,627)
Net margins	(10,639)	(12,745)	(12,452)
Total net margins	160,020	133,320	103,120
General and administrative expenses	(23,660)	(23,707)	(23,692)
Insurance expenses	(4,995)	(4,976)	(4,064)
Deferred compensation expense	(2,308)	(3,478)	(2,999)
Depreciation and amortization	(52,535)	(49,793)	(36,188)
Earnings from unconsolidated affiliates	4,894	8,852	7,071
Gain from insurance proceeds	3,351	—	—
Loss on disposition of assets	—	(901)	—
Operating income	84,767	59,317	43,248
Other expenses	(38,853)	(34,937)	(11,694)
Net earnings	$45,914	$24,380	$31,554

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$64,879	$11,655	$10,535	$10,233	$88,777	$48,196	$—	$234,275
Affiliate customers	8,537	—	8,418	—	—	—	11,812	28,767
Revenue	$73,416	$11,655	$18,953	$10,233	$88,777	$48,196	$11,812	$263,042
Capital expenditures	$7,697	$722	$27,068	$2,978	$39,947	$10,458	$2,153	$91,023
Identifiable assets	$125,062	$19,595	$93,903	$45,263	$262,462	$278,610	$13,329	$838,224
Cash and cash equivalents								1,090
Investments in unconsolidated affiliates								225,425
Revolving credit facility unamortized deferred debt issuance costs, net								3,818
Other								3,496
Total assets								$1,072,053

	Year ended December 31, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$56,144	$11,899	$8,934	$10,654	$83,712	$39,960	$—	$211,303
Affiliate customers	8,478	—	8,312	—	—	—	4,204	20,994
Revenue	$64,622	$11,899	$17,246	$10,654	$83,712	$39,960	$4,204	$232,297
Capital expenditures	$5,357	$568	$15,673	$1,596	$35,070	$7,858	$209	$66,331

	Year ended December 31, 2017

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$62,941	$10,997	$13,452	$10,947	$76,004	$1,738	$—	$176,079
Affiliate customers	—	—	7,193	—	—	—	1,175	8,368
Revenue	$62,941	$10,997	$20,645	$10,947	$76,004	$1,738	$1,175	$184,447
Capital expenditures	$6,233	$174	$11,678	$2,075	$37,957	$48	$(115)	$58,050

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2019	2019	2019	2019	2019
	(in thousands except per unit amounts)
Revenue	$61,268	$64,969	$66,573	$70,232	$263,042
Direct operating costs and expenses	(25,325)	(26,464)	(24,395)	(26,838)	(103,022)
General and administrative expenses	(8,164)	(5,212)	(4,603)	(5,681)	(23,660)
Insurance expenses	(1,361)	(1,218)	(1,240)	(1,176)	(4,995)
Equity-based compensation expense	(799)	(294)	(376)	(839)	(2,308)
Depreciation and amortization	(12,652)	(13,107)	(13,362)	(13,414)	(52,535)
Earnings from unconsolidated affiliates	1,140	1,225	1,476	1,053	4,894
Gain from insurance proceeds	—	3,351	—	—	3,351
Operating income	14,107	23,250	24,073	23,337	84,767
Interest expense	(8,842)	(9,708)	(9,107)	(8,539)	(36,196)
Amortization of deferred issuance costs	(749)	(632)	(636)	(640)	(2,657)
Net earnings	$4,516	$12,910	$14,330	$14,158	$45,914

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2018	2018	2018	2018	2018
	(in thousands except per unit amounts)
Revenue	$57,405	$56,148	$57,752	$60,992	$232,297
Direct operating costs and expenses	(24,502)	(23,562)	(23,514)	(27,399)	(98,977)
General and administrative expenses	(6,179)	(5,320)	(4,823)	(7,385)	(23,707)
Insurance expenses	(1,246)	(1,271)	(1,227)	(1,232)	(4,976)
Equity-based compensation expense	(2,017)	(441)	(483)	(537)	(3,478)
Depreciation and amortization	(11,871)	(13,225)	(12,375)	(12,322)	(49,793)
Earnings from unconsolidated affiliates	2,889	2,444	1,862	1,657	8,852
Loss on disposition of assets	—	—	—	(901)	(901)
Operating income	14,479	14,773	17,192	12,873	59,317
Interest expense	(6,461)	(8,273)	(8,608)	(8,558)	(31,900)
Amortization of deferred issuance costs	(501)	(1,289)	(622)	(625)	(3,037)
Net earnings	$7,517	$5,211	$7,962	$3,690	$24,380

(19) SUBSEQUENT EVENTS

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2019.

March 13, 2020

ITEM 9B.  OTHER INFORMATION

No information was required to be disclosed in a report on Form 8‑K, but not so reported, for the quarter ended December 31, 2019.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TLP Finance Holdings, LLC (“TLP Finance”) is our sole equity-holder and manages our operations and activities. Further, our company’s executive officers are employees of an affiliate of ArcLight, TransMontaigne Management Company, LLC (“TMC”). As a result, our management activities are entirely conducted by affiliates of ArcLight.  As we are managed by our sole equity- holder, TLP Finance, we do not have a board of directors and the decisions of TLP Finance are not governed by any specific policies. TLP Finance may adopt certain policies governing its decision-making processes with respect to our management in the future.

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

In addition, to address governance changes in connection with our being wholly owned by an indirect controlled subsidiary of ArcLight following the Take Private Transaction, the Company adopted a Code of Business Conduct and Ethics, which applies to all employees providing services to the Company and all officers of the Company.

Management of the Company and Officers

TLP Finance, our sole equity-holder, manages and oversees our operations. As part of its oversight function, TLP Finance monitors how management operates the Company. When granting authority to management, approving strategies and receiving management reports, TLP Finance considers, among other things, the risks and vulnerabilities we face.

As of the date of this report, the Company does not have its own board of directors. In connection with the Take-Private Transaction, on February 26, 2019, TransMontaigne GP L.L.C., the general partner of the Partnership prior to its conversion to a Delaware limited liability company, merged with and into the Company, with the Company surviving. In addition, as a result of the Take-Private Transaction, and the adoption of our limited liability company agreement on February 26, 2019, management of the Company was vested in TLP Finance, an indirect controlled subsidiary of ArcLight. Accordingly, the board of directors of TransMontaigne GP L.L.C. was dissolved, and each of our former independent directors, Jay A. Wiese, Steven A. Blank, and Barry E. Welch resigned from the board of directors of TransMontaigne GP L.L.C. Each of Messrs. Wiese, Blank and Welch resigned without any claims for compensation (or otherwise), or any disagreements with any matter relating to the operations, internal controls, policies, or practices of the Partnership, the general partner, or the board of directors of the general partner, and the resignation of each was solely as a result of the Take-Private Transaction. In addition, as a result of the Take-Private Transaction and our management by TLP Finance following the effective-time thereof, none of Daniel R. Revers, Kevin M. Crosby, Lucius H. Taylor, or Theodore D. Burke, each of whom previously sat on the board of directors of TransMontaigne GP L.L.C. and are employees of ArcLight, continue to serve in such capacity.

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of an ArcLight affiliate, as of March 13, 2020:

Name	Age	Position
Frederick W. Boutin	64	Chief Executive Officer
James F. Dugan	62	Executive Vice President and Chief Operating Officer
Robert T. Fuller	50	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Hammell	49	Executive Vice President, General Counsel and Secretary
Mark S. Huff	60	President

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to such Reporting Persons were satisfied. Following the Take-Private Transaction, we do not expect to be required to file future Section 16(a) filings at this time.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

We do not directly employ any of the persons responsible for the executive-level management of our business. Instead, we are managed by ArcLight, and our executive officers are employees of an affiliate of ArcLight, TMC, which also provides services to other ArcLight affiliates. As a result, we do not incur any direct compensation costs for our executive officers. Instead, prior to the TMS Contribution, in accordance with the Omnibus Agreement, we paid ArcLight and its affiliates, an annual administration fee intended to compensate ArcLight and its affiliates for providing services related to the management of our business, including services provided to us by our executive officers. Following the TMS Contribution, pursuant to a services agreement, we pay TMC a fee intended to reimburse TMC for the services provided to us by our executive officers (each of whom are employed by TMC). For additional information, refer to the discussion under the heading “Certain Relationships and Related Transactions, and Director Independence Relationship and Agreements With our Affiliates—TMS Contribution and TMC Services Agreement.”

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

Prior to the Take-Private Transaction, employees of our general partner or its affiliates (including employees of ArcLight and its affiliates) who also served as directors of our general partner did not receive additional compensation. Pursuant to our independent director annual compensation program in place prior to the Take-Private Transaction, the independent directors received annual compensation consisting of: (i) $60,000 annual cash retainer; paid quarterly in arrears, and (ii) common units valued at $90,000 and issued pursuant to the TLP Management Services long-term incentive plan, which common units were immediately vested and were not subject to forfeiture.  For each annual award of common units issued to the independent directors under the TLP Management Services long-term incentive plan prior to the Take-Private Transaction, the awards were made on the third Friday of October (or the next trading day if the NYSE is closed), based on the closing sales price during normal trading hours of the common units on the NYSE. In addition, each director was reimbursed for out‑of‑pocket expenses in connection with attending meetings of the board of directors or committees. In 2019, and as a result of the Take-Private Transaction closing on February 26, 2019, we paid the independent directors (i) a pro rata portion of the annual cash retainer and (ii) the pro rata portion of the $90,000 compensation previously settled by issuing common units pursuant to the TLP Management Services long-term incentive plan, settled in cash, in each case for their services prior to the closing of the Take-Private Transaction. In addition, each of our independent directors received additional compensation in connection with their review, evaluation, regulation, and approval of the Take-Private Transaction, as duly approved by the board of directors of our general partner on July 27, 2018. For their additional services in the fourth quarter of 2018 (paid in 2019) and 2019, Messrs. Blank and Wiese received an additional $144,055, and Mr. Welch received an additional $166,555. No additional consideration was paid to the independent directors for service on any committee of the board of directors of our general partner or for service as a committee chairperson unless approved by the board in advance for a specific engagement or transaction.

Pursuant to our Partnership Agreement in place at the time of the Take-Private Transaction, each director prior to the Take-Private Transaction shall be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table provides information concerning the compensation of our general partner’s directors for 2019.

Director Compensation Table for 2019

	Fees earned or	Stock	All other
	paid in cash ($)	awards ($)	compensation ($)	Total ($)
Name (a)	(b)	(c)	(g)	(h)
Theodore D. Burke(1)	—	—	—	—
Kevin M. Crosby(1)	—	—	—	—
Daniel R. Revers(1)	—	—	—	—
Lucius H. Taylor(1)	—	—	—	—
Steven A. Blank	$144,055	—	—	$144,055
Barry E. Welch	$166,555	—	—	$166,555
Jay A. Wiese	$144,055	—	—	$144,055

(1)

Because Messrs. Burke, Crosby, Revers and Taylor are employees of an affiliate of our general partner prior to the Take-Private Transaction, none of them received compensation for service as a director of our general partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Following the Take-Private Transaction, we do not have a compensation committee.

SAVINGS AND RETENTION PROGRAM

On February 26, 2016, the board of directors approved the savings and retention program, which constituted a “program” under, and be subject to, the TLP Management Services long-term incentive plan in place prior to the Take-Private Transaction, for employees who provide services with respect to our business. TLP Management Services LLC (“TMS”) adopted an amended and restated savings and retention plan on February 25, 2019, which, among other items, accounted for the closing of the Take-Private Transaction. The purpose of the plan is to provide for the reward and retention of certain key employees by providing them with awards that vest over future service periods. Following the Take-Private Transaction, our executive officers no longer receive awards under the plan.  Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

Pursuant to the provisions of the plan, once participating employees of TMS reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TMS or its affiliates, including us, or (c) age fifty and twenty years of service as an employee of TMS or its affiliates. Each of Messrs. Boutin, Huff and Dugan have satisfied the age and length of service thresholds of the plan. Generally, only senior level management employees of TMS receive awards under the savings and retention program. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, including liabilities with respect to awards granted under the savings and retention program.  In connection with the Take-Private Transaction, the awards that were previously allocated to the common units fund (tracking the performance of the Partnership’s common units on the New York Stock Exchange) were reallocated to a different investment fund and will be settled in cash, rather than via the issuance of common units.  For the vested awards payable in 2019, as a result of the Take-Private Transaction, the Company did not issue common units; instead the plan paid out an aggregate cash amount of approximately $2.7 million, which included $467,087 for Mr. Boutin, $225,839 for Mr. Fuller, $236,867 for Mr. Dugan, $204,917 for Mr. Hammell and $381,636 for Mr. Huff.  Following the Take-Private Transaction and the TMS Contribution, we plan to index our award obligations to other forms of investments set forth in the plan, and pay them out in cash.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

Following the Take-Private Transaction, TLP Finance Holdings, LLC, an indirect controlled subsidiary of ArcLight, has acquired 100 percent of the equity interests in the Company, and the Company is no longer listed on the NYSE and our equity is no longer publicly traded. Certain related party agreements and other related party transactions, in each case with ArcLight, are set forth below.

TMS Contribution and TMC Services Agreement.  Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly-owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our Company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  As a result, we do not directly employ any of the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31,  2019, 2018 and 2017 were approximately $0.8 million, $nil and $nil, respectively.

Central Services.  We manage and operate terminals that are owned by affiliates of ArcLight, including SeaPort Midstream Partners, LLC (“SMP”) in Seattle, Washington and Portland, Oregon and SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred, plus an annual fee.  Aggregate annual fees received with respect to services provided for SMP for the years ended December 31, 2019, 2018 and 2017 were approximately $3.4 million, $3.4 million and $1.2 million, respectively.  Aggregate annual fees received with respect to services provided for SeaPort Sound for the years ended December 31, 2019, 2018, and 2017,  were approximately $7.2 million, $0.9 million and $nil, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.8 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore terminal ended on July 1, 2019. Aggregate annual fees received with respect to services performed for LHT and the Baltimore Terminal for the years ended December 31, 2019, 2018 and 2017 were approximately $1.2 million, $0.1 million and $nil, respectively.

DIRECTOR INDEPENDENCE

Following the Take-Private Transaction, we are managed by our sole equity-holder, TLP Finance Holdings, LLC, an indirect controlled subsidiary of ArcLight, and we do not have a board of directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2019	2018
Audit fees(1)	$785,000	$695,000
Comfort letter and consents	—	80,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$785,000	$775,000

(1) Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

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
(A)

2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with a Report of Independent Registered Public Accounting Firm, as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Battleground Oil Specialty Terminal Company LLC:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Battleground Oil Specialty Terminal Company LLC (the “Company”) as of December 31, 2018, and the related statements of income, of members’ equity, and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

The accompanying balance sheet of the Company as of December 31, 2019, and the related statements of income, of members’ equity, and of cash flows for the year then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2019 financial statements to be audited and they are therefore not covered by this report.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF INCOME

(In Thousands)

aaw
	Year Ended December 31,
	2019 (a)	2018	2017
Revenues	$60,751	$66,288	$66,235

Operating Costs and Expenses
Operations and maintenance	13,963	13,362	17,407
Operations and maintenance-affiliate	10,826	10,682	10,645
Depreciation and amortization	19,123	18,682	18,543
General and administrative-affiliate	3,621	3,506	3,134
Taxes other than income taxes	6,940	5,695	5,622
Total Operating Costs and Expenses	54,473	51,927	55,351

Operating Income	6,278	14,361	10,884

Other Income	565	19	—

Income Before Taxes	6,843	14,380	10,884

Income Tax Expense	125	85	336

Net Income	$6,718	$14,295	$10,548

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In Thousands)

	December 31,
	2019 (a)	2018
ASSETS
Current assets
Cash and cash equivalents	$4,443	$14,058
Accounts receivable, net	4,148	3,165
Inventories	1,265	907
Other current assets	2,622	1,169
Total current assets	12,478	19,299

Property, plant and equipment, net	458,857	455,984
Lease asset (Note 6)	5,228	—
Total Assets	$476,563	$475,283

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	$11,429	$5,928
Accrued taxes, other than income taxes	544	5,540
Other current liabilities	1,634	1,003
Total current liabilities	13,607	12,471

Non-current liabilities
Contract liabilities	930	1,259
Lease liabilities (Note 6)	5,106	—
Total non-current liabilities	6,036	1,259
Total liabilities	19,643	13,730

Commitments and contingencies (Note 2 and Note 6)
Members' Equity	456,920	461,553
Total Liabilities and Members' Equity	$476,563	$475,283

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019 (a)	2018	2017
Cash Flows From Operating Activities
Net income	$6,718	$14,295	$10,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,123	18,682	18,543
Other non-cash items	639	527	190
Changes in components of working capital:
Accounts receivable	(983)	(2,318)	322
Inventories	(358)	756	(986)
Accounts payable	470	(3,186)	2,522
Accrued taxes, other than income taxes	(4,996)	(129)	(149)
Accrued dredging service costs	—	(3,153)	—
Other current assets	(1,453)	2,756	(421)
Other current liabilities	508	405	(535)
Other long-term assets and liabilities	(326)	624	(65)
Net Cash Provided by Operating Activities	19,342	29,259	29,969

Cash Flows From Investing Activities
Capital expenditures	(17,606)	(4,404)	(3,028)
Other	—	3	250
Net Cash Used in Investing Activities	(17,606)	(4,401)	(2,778)

Cash Flows From Financing Activities
Contributions from Members	8,948	—	342
Distributions to Members	(20,299)	(29,516)	(29,885)
Net Cash Used in Financing Activities	(11,351)	(29,516)	(29,543)

Net Decrease in Cash and Cash Equivalents	(9,615)	(4,658)	(2,352)
Cash and Cash Equivalents, beginning of period	14,058	18,716	21,068
Cash and Cash Equivalents, end of period	$4,443	$14,058	$18,716

Non-cash Investing Activities
Right-of-use (ROU) assets and operating lease obligations recognized (Note 6)	$5,437
Net increases in property, plant and equipment accruals	5,031	$2,243

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In Thousands)

	Class A unitholders	Class B unitholders	Total unitholders
Balance at December 31, 2016	$495,769	$—	$495,769
Net income	9,502	1,046	10,548
Contributions	342	—	342
Distributions	(28,839)	(1,046)	(29,885)
Balance at December 31, 2017	476,774	—	476,774
Net income	13,332	963	14,295
Distributions	(28,553)	(963)	(29,516)
Balance at December 31, 2018	461,553	—	461,553
Net income (a)	6,008	710	6,718
Contributions (a)	8,948	—	8,948
Distributions (a)	(19,589)	(710)	(20,299)
Balance at December 31, 2019 (a)	$456,920	$—	$456,920

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

1. General

We are a Delaware limited liability company, formed on May 26, 2011. When we refer to “us,” “we,” “our,” “ours,” “the Company”, or “BOSTCO,” we are describing Battleground Oil Specialty Terminal Company LLC.

The Members' interests in us (collectively referred to as the Class A Members) are as follows:

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

Management has evaluated subsequent events through February 26, 2020, the date the financial statements were available to be issued.

For a discussion of significant Accounting Standards Update (ASU) we adopted on January 1, 2019, see below“ —Leases”.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

Cash and cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable, net

We establish provisions for losses on accounts receivable due from customers if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2019 and 2018, our allowance for doubtful accounts were $109,000 and  $70,000, respectively.

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

We are required to operate and maintain our assets, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no recorded ARO as of December 31, 2019 and 2018.

Asset Impairments

We evaluate our assets for impairment when events or changes in circumstances indicate that the carrying values may not be recovered. These events include changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in market conditions or in the legal or business environment such as

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of the carrying value of our long-lived asset based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (Topic 606). The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time.  Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) control of the goods or services transfers to the customer and the performance obligation is satisfied.

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

Non-Firm Services

Non-firm services (also called interruptible services) are the opposite of firm services in that such services are provided to a customer on an “as available” basis.  Generally, we do not have an obligation to perform these services until we accept a customer’s periodic request for service.  For the majority of our non-firm service contracts, the customer will pay only for the actual quantities of services it chooses to receive or use, and we typically recognize the

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

transaction price as revenue as those units of service are transferred to the customer in the specified service period (typically a daily or monthly period).

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

Operations and Maintenance

Operations and maintenance includes $1,147,000, $3,789,000, and  $3,787,000 of dredging service costs for the years ended December 31, 2019, 2018 and 2017, respectively. Actual dredging services costs are capitalized and included in “Other current assets” and “Deferred charges and other assets” on our accompanying Balance Sheets. The capitalized dredging costs are amortized until the next expected dredging operation (an approximate 12 to 24 month period). We use the straight-line method to amortize dredging service costs.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures. We capitalize certain environmental expenditures required in obtaining rights-of-way, regulatory approvals or permitting as part of the construction of facilities we use in our business operation. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims we may have against others. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. We had no accruals for any outstanding environmental matters as of December 31, 2019 and 2018.

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

Vandaven Johnson Personal Injury Claim

Vandaven Johnson, an employee of Petro-Chem Services, filed a lawsuit in the 295th Judicial District for Harris County, Texas against BOSTCO and certain other defendants in which the plaintiff alleges that he incurred personal injuries in connection with an incident which is alleged to have occurred on April 12, 2017 while the plaintiff was walking down a temporary gangway on BOSTCO’s premises from the barg dock to a tanker.  Plaintiff alleges that the gangway was placed at an unreasonably steep angle, had an inadequate handrail, and that a vertical support or stanchion failed, causing him to fall from the gangway to the deck of the tanker. Plaintiff alleges injuries to his neck and back and claims to be permanently disabled.  Plaintiff subsequently amended his petition to add the manufacturer and distributor of the gangway as defendants. Plaintiff seeks damages of $3.5 million collectively against all defendants inclusive of alleged current and future medical expenses, pain and suffering, and lost wages. A jury trial is scheduled to occur on April 6, 2020. BOSTCO estimates plaintiff’s damages to be considerably less than those claimed in the lawsuit, and we anticipate a jury will place significant responsibility on both the plaintiff and other defendants at trial. We intend to continue to vigorously defend the lawsuit.

Customer Dispute

In January 2018, we settled a dispute with a customer for $1,642,000 related to the commencement of operations. The settlement was implemented as part of an amendment to the original services agreement, in which our settlement obligation was a component of the transaction price for the amended services arrangement. Accordingly, we recognize the amount as a reduction to revenues over the 5 year term of the amended services agreement as we fulfill the contractual performance obligations.

Leases

Lessee

We lease property at the Port of Houston.  Our lease has a remaining lease term of 17 years.  We determine if an arrangement is a lease at inception or upon modification.  For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.  Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases.  Because most of our leases do not provide an explicit rate of return, we use our incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. If we have real estate lease agreements with lease and non-lease components, we will account for these components separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component.   Leases that were grandfathered under various portions of Topic 842, such as land easements, are reassessed when agreements are modified.

Refer to Note 6 for further information.

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

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following (in thousands):

		December 31,
	Useful Life in Years	2019	2018
Terminal and storage facilities	5 - 40	$447,758	$440,233
Buildings	5 - 30	12,955	12,955
Other support equipment	1 - 30	77,214	77,047
Accumulated depreciation and amortization		(111,016)	(91,986)
		426,911	438,249
Land		13,168	13,168
Construction work in process		18,778	4,567
Property, plant and equipment, net		$458,857	$455,984

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

4. Related Party Transactions

Limited Liability Company Agreement (LLC Agreement)

Our profits and losses, and cash distributions are allocated, and made within 45 days after the end of each quarter, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. Class B Member interests are not required to make capital contributions in order to maintain their profit interests. Class A units outstanding as of December 31, 2019 and 2018 were 14,914,900. Class B units outstanding as of December 31, 2019 and 2018 were 700.

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

Affiliate Agreement

Pursuant to the operations and reimbursement agreement, KM Battleground Oil operates our terminal facility and we pay them a service fee. The service fee for the years ended December 31, 2019, 2018 and 2017 was approximately $1,702,000,  $1,657,000 and $1,609,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

Other Affiliate Balances and Activities

We do not have employees. Employees of KMI provide services to us. In accordance with our governance documents,we reimburse KMI at cost.

The following table summarizes our balance sheet affiliate balances (in thousands):

	December 31,
	2019	2018
Accounts receivable, net	$3	$18
Accounts payable	1,321	1,560

The following table shows revenues from our affiliates (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues	$931	$802	$665

Subsequent Event

In January 2020, we made cash distributions to our Class A and B Members totaling $3,456,000, and received a cash contribution from a Class A Member of $2,128,000.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

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

Disaggregation of Revenues

The following table present our revenues disaggregated by revenue source and type of revenue for each revenue source (in thousands):

	Year Ended December 31,
	2019	2018
Revenues from contracts with customers
Services
Firm services(a)	$49,939	$55,436
Fee-based services	10,785	10,737
Total services revenues	60,724	66,173
Sales
Product sales	—	89
Total sales revenues	—	89
Total revenues from contracts with customers	60,724	66,262
Other revenues(b)	27	26
Total revenues	$60,751	$66,288

(a)	Includes non-cancellable firm service customer contracts with take-or-pay, including those contracts where both the price and quantity amount are fixed.
(b)	Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include leases.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We did not have any contract assets as of December 31, 2019 and 2018. Our contract liabilities are substantially related to (i) consideration received from customers in connection with the resolution of a customer dispute, see Note 2; and (ii) other items paid for in advance by certain customers generally in our non-regulated businesses,

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts.

As of December 31, 2019 and 2018, our contract liability balances were $1,878,000 and $1,725,000, respectively. Of the contract liability balance at December 31, 2018, $484,000 was recognized as revenue during the year ended December 31, 2019.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2019 that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

Year	Estimated Revenue
2020	$50,664
2021	32,135
2022	17,096
2023	16,077
2024	4,750
Total	$120,722

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service or commodity sale customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay payment obligations.  Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, remaining performance obligations for:  (i) contracts with variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation and (ii) contracts with an original expected duration of one year or less.

Major Customers

For the year ended December 31, 2019, revenues from our five largest non-affiliate customers were approximately $10,502,000, $9,765,000, $8,862,000, $7,549,000, and $7,546,000, respectively, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2018, revenues from our four largest non-affiliate customers were approximately $14,169,000, $12,881,000, $10,452,000, and  $9,255,000, respectively, each of which exceeded 10% of our operating revenues. For the year ended December 31, 2017, revenues from our five largest non-affiliate customers were approximately $11,671,000, $11,230,000, $9,648,000, $8,886,000 and $6,994,000, respectively, each of which exceeded 10% of our operating revenues.

6. Leases

Effective January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and the series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”).  The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a ROU asset and a lease liability for all qualifying leases with terms longer than twelve months in the balance sheet.  In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

We elected the practical expedient available to us under ASU 2018-11 “Leases: Targeted Improvements” which allows us to apply the transition provision for Topic 842 at our adoption date instead of at the earliest comparative period presented in our financial statements.  Therefore, we recognized and measured leases existing at January 1, 2019 but without retrospective application.  In addition, we elected the optional practical expedient permitted under the transition guidance related to land easements which allows us to carry forward our historical accounting treatment for land easements on existing agreements upon adoption.  We also elected all other available practical expedients except the hindsight practical expedient.

The impact of Topic 842 on our balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1, 2019 for operating leases were as follows (in thousands):

January 1, 2019
ROU assets	$5,437
Short-term lease liability	105
Long-term lease liability	5,332

No impact was recorded to the income statement or beginning retained earnings for Topic 842.

Lessee

Following are components of our lease cost (in thousands):

Year Ended December 31, 2019
Operating leases	470
Short-term and variable leases	16
Total lease cost	486

Other information related to our operating leases are as follows (in thousands, except lease term and discount rate):

Year Ended December 31, 2019
Operating cash flows from operating leases	(486)
Amortization of ROU assets	209
Weighted average remaining lease term	17 years
Weighted average discount rate	4.74%

Amounts recognized in the accompanying balance sheet are as follows (in thousands):

Lease Activity	Balance sheet location	December 31, 2019
ROU assets	Lease asset	5,228
Short-term lease liability	Other current liabilities	122
Long-term lease liability	Lease liabilities	5,106

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 (not covered by the Report of Independent Registered Public Accounting Firm), 2018, and 2017

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2019 are as follows (in thousands):

Year	Commitment
2020	$377
2021	389
2022	400
2023	412
2024	425
Thereafter	6,209
Total lease payments	8,212
Less: Interest	(2,984)
Present value of lease liabilities	$5,228

Commitment Obligations Prior to January 1, 2019 Under ASC 840

Under the transition provision of Topic 842, we elected the effective date transition option. Following is the additional required transition disclosure for undiscounted future gross minimum operating lease payments as of December 31, 2018 under ASC 840 (in thousands):

Year	Total
2019	$367
2020	377
2021	389
2022	400
2023	412
Thereafter	6,633
Total payments	$8,578

7.  Recent Accounting Pronouncement

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to utilize a new forward-looking “expected loss” methodology that generally will result in the earlier recognition of allowance for losses. We adopted ASU 2016-13 effective January 1, 2020 with no material impact to our financial statements.

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

Exhibit Number	Description
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

10.4

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

10.5

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.6

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.7

Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10‑K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.8

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.9*

Amendment No. 10 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated June 1, 2019, between TransMontaigne Partners L.P. and NGL Energy Partners LP.  Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b) (10).

Exhibit Number	Description
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

10.16

Third Amendment to Third Amended and Restated Senior Secured Credit Facility, dated as of June 3, 2019, by and among TransMontaigne Operating Company L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by TransMontaigne Partners LLC with the SEC on August 9, 2019).

10.17

Right of First Offer Agreement dated as of September 12, 2017, by and between Pike West Coast Holdings, LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on September 15, 2017).

10.18

Right of First Offer Agreement dated as of August 4, 2017, by and between Pike West Coast     Holdings, LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8‑K filed by TransMontaigne Partners L.P. with the SEC on August 9, 2017).

10.19+

TLP Management Services LLC Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10‑K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

Exhibit Number	Description
10.20*	Services Agreement dated as of August 18, 2019, by and between TransMontaigne Management Company, LLC and TLP Management Services, LLC.
21.1*	List of Subsidiaries of TransMontaigne Partners LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101*

The following financial information from the Annual Report on Form 10‑K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 13, 2020
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 13, 2020
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 13, 2020
Lisa M. Kearney