Form 10-Q
period 2020-03-31
TransMontaigne Partners LLC
filed 2020-05-08
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer ☐ Non‑accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

As of March 31, 2020, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

 You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to successfully implement our business strategy;
•	competitive conditions in our industry;
•	actions taken by third-party customers, producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our operations;
•	our ability to complete internal growth projects on time and on budget;
•	general economic conditions;
•	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
•	the price and availability of financing;
•	large customer defaults;
•	interest rates;
•	operating hazards, global health epidemics, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results;
•	effects of existing and future laws and governmental regulations;
•	the effects of future litigation;
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
•	the ongoing pandemic involving COVID-19.

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

Part I. Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2020 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2019, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10‑K, filed on March 13, 2020 with the Securities and Exchange Commission (File No. 001‑32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2020:

•	TransMontaigne Operating GP L.L.C.
•	TransMontaigne Operating Company L.P.
•	TransMontaigne Terminals L.L.C.
•	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
•	TPSI Terminals L.L.C.
•	TLP Finance Corp.
•	TLP Operating Finance Corp.
•	TPME L.L.C.
•	TLP Management Services LLC

We do not have off‑balance‑sheet arrangements or special‑purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,440	$1,090
Trade accounts receivable, net	11,291	16,500
Due from affiliates	2,754	2,882
Other current assets	9,838	6,346
Total current assets	27,323	26,818
Property, plant and equipment, net	727,290	727,220
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	228,352	225,425
Right-of-use assets, operating leases	35,254	35,765
Other assets, net	46,416	47,397
	$1,074,063	$1,072,053
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$27,006	$24,650
Operating lease liabilities	3,027	3,001
Accrued liabilities	26,242	36,558
Total current liabilities	56,275	64,209
Other liabilities	5,429	4,990
Long-term operating lease liabilities	34,041	34,605
Long-term debt	655,381	644,162
Total liabilities	751,126	747,966
Commitments and contingencies (Note 13)
Equity:
Member interest	322,937	324,087
Total equity	322,937	324,087
	$1,074,063	$1,072,053

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2020	2019
Revenue:
External customers	$61,669	$53,767
Affiliates	7,172	7,501
Total revenue	68,841	61,268
Costs and expenses:
Operating	(26,637)	(25,325)
General and administrative expenses	(6,317)	(8,164)
Insurance expenses	(1,208)	(1,361)
Deferred compensation expense	(911)	(799)
Depreciation and amortization	(13,641)	(12,652)
Total costs and expenses	(48,714)	(48,301)
Earnings from unconsolidated affiliates	2,153	1,140
Operating income	22,280	14,107
Other expenses:
Interest expense	(9,214)	(8,842)
Amortization of deferred debt issuance costs	(643)	(750)
Total other expenses	(9,857)	(9,592)
Net earnings	$12,423	$4,515

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

 (Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance January 1, 2019	$285,095	$53,490	$—	$338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Equity-based compensation	45	—	—	45
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	(3,346)	(3,346)
Contribution from TLP Holdings	4,829	—	—	4,829
Net earnings for three months ended March 31, 2019	2,990	2,674	(1,149)	4,515
Balance March 31, 2019	$—	$—	$327,378	$327,378

Balance January 1, 2020	$—	$—	$324,087	$324,087
Contribution from TLP Holdings	—	—	112	112
Distributions to TLP Finance	—	—	(13,685)	(13,685)
Net earnings for three months ended March 31, 2020	—	—	12,423	12,423
Balance March 31, 2020	$—	$—	$322,937	$322,937

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the TMS Contribution (See Note 1 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$12,423	$4,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,641	12,652
Earnings from unconsolidated affiliates	(2,153)	(1,140)
Distributions from unconsolidated affiliates	1,891	2,913
Equity-based compensation	—	45
Amortization of deferred debt issuance costs	643	750
Amortization of deferred revenue	(33)	(27)
Unrealized loss on derivative instruments	272	143
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,209	(2,543)
Due from affiliates	128	(427)
Other current assets	(3,492)	(2,501)
Amounts due under long-term terminaling services agreements, net	473	422
Right-of-use assets, operating leases	639	594
Deposits	6	10
Other assets, net	(41)	184
Trade accounts payable	460	818
Accrued liabilities	(10,588)	(7,125)
Operating lease liabilities	(666)	(755)
Net cash provided by operating activities	18,812	8,528
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(225)
Capital expenditures	(13,889)	(30,342)
Net cash used in investing activities	(13,889)	(30,567)
Cash flows from financing activities:
Borrowings under revolving credit facility	52,700	57,200
Repayments under revolving credit facility	(41,700)	(23,400)
Distributions paid to unitholders	—	(17,250)
Distributions to TLP Finance	(13,685)	—
Contributions from TLP Holdings	112	4,829
Net cash provided by (used in) financing activities	(2,573)	21,379
Increase (decrease) in cash and cash equivalents	2,350	(660)
Cash and cash equivalents at beginning of period	1,090	1,026
Cash and cash equivalents at end of period	$3,440	$366
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,588	$13,210
Property, plant and equipment acquired with accounts payable	$16,105	$10,454
Non-cash investments in unconsolidated affiliates	$2,665	$—

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

Following the TMS Contribution, the executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates.  As a result, we do not directly employ any of the persons responsible for the executive management of our business.  Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC, pursuant to a services agreement between TMC and TMS.

Our basis in the assets and liabilities of TMS at December 31, 2018 was as follows (in thousands):

Cash	$694
Trade accounts receivable	7
Due from affiliates	456
Other current assets	456
Property, plant and equipment, net	991
Other assets, net	484
Trade accounts payable	(1,205)
Accrued and other liabilities	(3,025)
Equity	$(1,142)

 (b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter‑company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and 2019. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At March 31, 2020, we did not have any contract assets related to ASC 606.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At March 31, 2020 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements were determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides transition relief and allows entities to elect the fair value option on certain financial instruments. ASU 2019-05 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We adopted the new guidance as of January 1, 2020 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have an impact on our financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We adopted the new guidance as of January 1, 2020. The adoption of this guidance did not have an impact on our financial position, results of operations and cash flows.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera.  We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2021, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million for both the three months ended March 31, 2020 and 2019.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.1 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)- Central services.  We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP, for a management fee that is based on our costs incurred plus an annual fee. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC.  SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

revenue related to this operations and administrative agreement of approximately $0.8 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

Operations and reimbursement agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)- Central services.  Our subsidiary, TMS, operates a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary.  We receive a management fee based on our costs incurred plus an annual fee. We recognized revenue related to this operations and reimbursement agreement of approximately $1.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Other affiliates – Central services.  We manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal.  We recognized revenue related to reimbursements from these affiliates of approximately $0.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

Services agreement – TMC.  Following the TMS Contribution, our executive officers who provide services to  the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement, dated August 18, 2019, between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC. TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TMC with respect to the services agreement was approximately $1.2 million and $nil for the three months ended March 31, 2020 and 2019, respectively.

See also Note 1(a), Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $3.3 million at March 31, 2020. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Trade accounts receivable	$11,291	$16,627
Less allowance for doubtful accounts	—	(127)
	$11,291	$16,500

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2020	2019
Pilot Flying J	14%	—%
Freepoint Commodities LLC	11%	—%
RaceTrac Petroleum Inc.	10%	10%
Castleton Commodities International LLC	6%	10%
NGL Energy Partners LP	4%	22%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$5,956	$2,595
Additive detergent	1,394	1,342
Amounts due from insurance companies	1,078	1,147
Deposits and other assets	1,410	1,262
	$9,838	$6,346

Amounts due from insurance companies.  We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At both March 31, 2020 and December 31, 2019, we have recognized amounts due from insurance companies of approximately $1.1 million representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2020, we received reimbursements from insurance companies of approximately $0.1 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Land	$83,451	$83,451
Terminals, pipelines and equipment	1,020,487	995,666
Furniture, fixtures and equipment	9,874	9,788
Construction in progress	61,518	73,302
	1,175,330	1,162,207
Less accumulated depreciation	(448,040)	(434,987)
	$727,290	$727,220

At March 31, 2020 and December 31, 2019, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $535.4 million and approximately $523.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At March 31, 2020 and December 31, 2019, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2020 or during the year ended December 31, 2019 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2020 and December 31, 2019, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
BOSTCO	42.5%	42.5%	$204,499	$201,743
Frontera	50%	50%	23,853	23,682
Total investments in unconsolidated affiliates			$228,352	$225,425

At March 31, 2020 and December 31, 2019,  our investment in BOSTCO includes approximately $6.5 million and $6.6 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
BOSTCO	$1,508	$576
Frontera	645	564
Total earnings from investments in unconsolidated affiliates	$2,153	$1,140

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
BOSTCO	$2,665	$—
Frontera	—	225
Additional capital investments in unconsolidated affiliates	$2,665	$225

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
BOSTCO	$1,417	$2,408
Frontera	474	505
Cash distributions received from unconsolidated affiliates	$1,891	$2,913

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Current assets	$12,882	$12,478	$5,892	$4,870
Long-term assets	461,346	464,085	43,856	44,344
Current liabilities	(8,955)	(13,607)	(2,042)	(1,850)
Long-term liabilities	(5,897)	(6,036)	—	—
Net assets	$459,376	$456,920	$47,706	$47,364

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$16,436	$16,605	$5,036	$5,097
Expenses	(12,651)	(14,053)	(3,746)	(3,969)
Net income	$3,785	$2,552	$1,290	$1,128

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Customer relationships, net of accumulated amortization of $7,825 and $7,237, respectively	$41,605	$42,193
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $9,781 and $9,353, respectively	3,390	3,818
Amounts due under long-term terminaling services agreements	214	215
Deposits and other assets	1,207	1,171
	$46,416	$47,397

Customer relationships.    Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight‑line basis over twenty years.

Revolving credit facility unamortized deferred debt issuance costs.  Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility.

Amounts due under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 the minimum payments under the long‑term terminaling services agreements on a straight‑line basis over the terms of the respective agreements. At both March 31, 2020 and December 31, 2019, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long‑term terminaling services agreements resulting in an asset of approximately $0.2 million.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation expense	$10,208	$13,272
Customer advances and deposits	8,176	7,850
Accrued property taxes	2,316	3,149
Accrued environmental obligations	1,439	1,531
Interest payable	3,120	7,763
Unrealized loss on derivative instrument	752	480
Accrued expenses and other	231	2,513
	$26,242	$36,558

Accrued compensation expense.  Accrued compensation expense includes our bonus, payroll, and savings and retention program awards accruals.

Customer advances and deposits.    We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At March 31, 2020 and December 31, 2019, approximately $7.2 million and $7.0 million, respectively, of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At March 31, 2020 approximately $1.0 million of the

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the three months ended March 31, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was approximately $1.0 million and $0.8 million, respectively. At March 31, 2020 and December 31, 2019, we have billed and collected from certain of our customers approximately $8.2 million and $7.9 million, respectively, in advance of the terminaling services being provided.

Accrued environmental obligations.  At March 31, 2020 and December 31, 2019, we have accrued environmental obligations of approximately $1.4 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2020, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the three months ended March 31, 2020, we increased our estimate of our future environmental remediation costs by approximately $nil. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Advance payments received under long-term terminaling services agreements	$4,254	$3,782
Deferred revenue	1,175	1,208
	$5,429	$4,990

Advance payments received under long‑term terminaling services agreements.  We have long‑term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight‑line basis over the term of the respective agreements. At March 31, 2020 and December 31, 2019, we have received advance minimum payments in excess of revenue recognized under these long‑term terminaling services agreements resulting in a liability of approximately $4.3 million and $3.8 million, respectively.

Deferred revenue.  Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight‑line basis over the remaining term of the agreements. At both March 31, 2020 and December 31, 2019, we have unamortized deferred revenue for completed projects of approximately $1.2 million. During the three months ended March 31, 2020, we billed customers approximately $0.1 million for completed projects and recognized revenue for completed projects on a straight‑line basis of approximately $0.2 million. At both March 31, 2020 and December 31, 2019, $nil of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the three months ended March 31, 2020 and 2019 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $nil  and $0.2 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(11) LONG‑TERM DEBT

Long-term debt was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Revolving credit facility due in 2022	$361,700	$350,700
6.125% senior notes due in 2026	300,000	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $1,763 and $1,544, respectively	(6,319)	(6,538)
	$655,381	$644,162

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

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the three months ended March 31, 2020 and the year ended December 31, 2019.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2020 and 2019, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.4% and 5.9%, respectively. At March 31, 2020 and December 31, 2019, our outstanding borrowings under our revolving credit facility were $361.7 million and $350.7 million, respectively. At both March 31, 2020 and December 31, 2019 our outstanding letters of credit were $1.3 million.

(12)  DEFERRED COMPENSATION EXPENSE

We have a savings and retention program to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we also had a long‑term incentive plan to compensate the independent directors of our general partner. Awards under the long-term incentive plan were settled in our common units, and accordingly, we accounted for the awards as an equity award. For awards to the independent directors, deferred

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

compensation expense was approximately $nil and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

Prior to the Take-Private Transaction, we had the ability to settle the savings and retention program awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $0.9 million and $0.7 million is included in deferred compensation expense for the three months ended March 31, 2020 and 2019, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Amounts recognized at March 31, 2020 for operating leases was as follows (in thousands):

Right-of-use assets, operating leases - January 1, 2020	$35,765
Additions	128
Right-of-use assets reduction	(639)
Right-of-use assets, operating leases - March 31, 2020	$35,254

Operating lease liabilities - January 1, 2020	$37,606
Additions	128
Liability reduction	(666)
Operating lease liabilities - March 31, 2020	$37,068
Current portion of operating lease liabilities	$3,027
Long-term operating lease liabilities	$34,041

No impact was recorded to the statement of operations or beginning equity for ASC 842.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. We have elected the practical expedient to account for the remainder of our lease agreements and non-lease components as a single lease component. Non-lease payments include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of March 31, 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2020	2019
Operating leases	$1,182	$1,069
Variable lease costs (including insignificant short-term leases)	991	272
Sublease income as primary obligor	(246)	(246)
Total lease costs	$1,927	$1,095

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2020	2019
Cash outflows for operating leases	$1,209	$1,214
Weighted average remaining lease term (years)	18.66	20.54
Weighted average discount rate	5.2%	5.2%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2020 and related imputed interest was as follows (in thousands):

2020 (remainder of the year)	$3,400
2021	4,504
2022	4,495
2023	3,956
2024	3,666
Thereafter	39,831
Total lease payments	59,852
Less imputed interest	(22,784)
Present value of operating lease liabilities	$37,068

Contract commitments.  At March 31, 2020, we have contractual commitments of approximately $25.3 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2020 and December 31, 2019.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at March 31, 2020 was approximately $247.5  million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended March 31,
	2020	2019
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$46,811	$40,685
Firm commitments (ASC 606 revenue)	3,707	3,484
Total firm commitments revenue	50,518	44,169
Ancillary revenue (ASC 606 revenue)	11,829	10,531
Ancillary revenue (ASC 842 revenue)	997	975
Total ancillary revenue	12,826	11,506
Total terminaling services fees	63,344	55,675
Pipeline transportation fees (ASC 842 revenue)	872	849
Management fees (ASC 606 revenue)	4,327	4,087
Management fees (ASC 842 revenue)	298	657
Total management fees	4,625	4,744
Total revenue	$68,841	$61,268

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2020 (remainder of the year)	$3,315	$452	$—	$874	$—	$6,231	$—	$10,872
2021	1,735	47	—	530	—	5,626	—	7,938
2022	965	—	—	—	—	1,558	—	2,523
2023	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$6,015	$499	$—	$1,404	$—	$13,415	$—	$21,333

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2020 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $140.0  million for the remainder of 2020,  $141.8 million for 2021,  $103.4 million for 2022,  $85.8 million for 2023,  $52.0 million for 2024 and $485.0 million thereafter.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Gulf Coast Terminals:
Terminaling services fees	$20,653	$16,166
Management fees	5	9
Revenue	20,658	16,175
Operating costs and expenses	(6,123)	(5,449)
Net margins	14,535	10,726
Midwest Terminals:
Terminaling services fees	1,443	2,490
Pipeline transportation fees	472	453
Revenue	1,915	2,943
Operating costs and expenses	(515)	(585)
Net margins	1,400	2,358
Brownsville Terminals:
Terminaling services fees	4,007	2,297
Pipeline transportation fees	400	396
Management fees	1,500	1,659
Revenue	5,907	4,352
Operating costs and expenses	(2,683)	(2,186)
Net margins	3,224	2,166
River Terminals:
Terminaling services fees	2,694	2,362
Revenue	2,694	2,362
Operating costs and expenses	(1,244)	(1,486)
Net margins	1,450	876
Southeast Terminals:
Terminaling services fees	21,510	21,376
Management fees	240	221
Revenue	21,750	21,597
Operating costs and expenses	(5,573)	(6,124)
Net margins	16,177	15,473
West Coast Terminals:
Terminaling services fees	13,037	10,984
Management fees	9	9
Revenue	13,046	10,993
Operating costs and expenses	(5,044)	(3,970)
Net margins	8,002	7,023
Central Services:
Management fees	2,871	2,846
Revenue	2,871	2,846
Operating costs and expenses	(5,455)	(5,525)
Net margins	(2,584)	(2,679)
Total net margins	42,204	35,943
General and administrative expenses	(6,317)	(8,164)
Insurance expenses	(1,208)	(1,361)
Deferred compensation expense	(911)	(799)
Depreciation and amortization	(13,641)	(12,652)
Earnings from unconsolidated affiliates	2,153	1,140
Operating income	22,280	14,107
Other expenses	(9,857)	(9,592)
Net earnings	$12,423	$4,515

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$18,527	$1,915	$3,737	$2,694	$21,750	$13,046	$—	$61,669
Affiliate customers	2,131	—	2,170	—	—	—	2,871	7,172
Revenue	$20,658	$1,915	$5,907	$2,694	$21,750	$13,046	$2,871	$68,841
Capital expenditures	$1,319	$119	$5,032	$708	$3,623	$2,397	$691	$13,889
Identifiable assets	$122,280	$19,034	$98,679	$44,755	$259,699	$274,109	$13,214	$831,770
Cash and cash equivalents								3,440
Investments in unconsolidated affiliates								228,352
Revolving credit facility unamortized deferred debt issuance costs, net								3,390
Other								7,111
Total assets								$1,074,063

	Three months ended March 31, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$13,873	$2,943	$1,999	$2,362	$21,597	$10,993	$—	$53,767
Affiliate customers	2,302	—	2,353	—	—	—	2,846	7,501
Revenue	$16,175	$2,943	$4,352	$2,362	$21,597	$10,993	$2,846	$61,268
Capital expenditures	$1,454	$279	$7,828	$487	$15,649	$4,583	$62	$30,342

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on travel and economic activity that have significantly reduced demand and pricing for crude oil, refined petroleum products, biofuels, and other products that we handle. The current reduction in commodity price and demand for products that we handle has, for the time being, resulted in a strong demand for storage capacity. For example, in March 2020, we contracted approximately 1,000,000 barrels of capacity at our Cushing, Oklahoma terminal that had recently become available and approximately 705,000 barrels of available capacity at our Collins, Mississippi terminal. Currently, approximately 73%  of our revenue is derived from firm commitments pursuant to our terminaling services agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement. Further, the majority of our terminaling services agreements with firm commitments have a remaining term in excess of one year. As a result, in the short term, negative impacts to our business are expected to be limited to ancillary fees, which could include a reduction in volumes of product throughput that exceed the customer’s minimum throughput requirements, and delays in our capital expansion projects, which may be occurring, in part, due to state and local government responses to COVID-19.

To date, our operations and employees have not been materially impacted by recent developments; thereby allowing our customers continued access and utilization of our strategic terminal network. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. There are still too many variables and uncertainties regarding COVID-19 — including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures— to reasonably predict the potential impact of COVID-19 on our business and operations going forward. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter of 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the third quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2020. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

ANALYSIS OF REVENUE

Total revenue.  We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2020	2019
Terminaling services fees	$63,344	$55,675
Pipeline transportation fees	872	849
Management fees	4,625	4,744
Revenue	$68,841	$61,268

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

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2020	2019
Gulf Coast terminals	$20,658	$16,175
Midwest terminals	1,915	2,943
Brownsville terminals	5,907	4,352
River terminals	2,694	2,362
Southeast terminals	21,750	21,597
West Coast terminals	13,046	10,993
Central services	2,871	2,846
Revenue	$68,841	$61,268

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2020	2019
Gulf Coast terminals	$20,653	$16,166
Midwest terminals	1,443	2,490
Brownsville terminals	4,007	2,297
River terminals	2,694	2,362
Southeast terminals	21,510	21,376
West Coast terminals	13,037	10,984
Central services	—	—
Terminaling services fees	$63,344	$55,675

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

Included in terminaling services fees for the three months ended March 31, 2020 and 2019, are fees charged to affiliates of approximately  $2.8 million and $3.0 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2020	2019
Firm commitments	$50,518	$44,169
Ancillary	12,826	11,506
Terminaling services fees	$63,344	$55,675

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2020 are as follows (in thousands):

Less than 1 year remaining	$10,824	21%
1 year or more, but less than 3 years remaining	18,609	37%
3 years or more, but less than 5 years remaining	12,568	25%
5 years or more remaining (1)	8,517	17%
Total firm commitments for the three months ended March 31, 2020	$50,518

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

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2020	2019
Gulf Coast terminals	$—	$—
Midwest terminals	472	453
Brownsville terminals	400	396
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$872	$849

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

Management Fees by Business Segment

	Three months ended March 31,
	2020	2019
Gulf Coast terminals	$5	$9
Midwest terminals	—	—
Brownsville terminals	1,500	1,659
River terminals	—	—
Southeast terminals	240	221
West Coast terminals	9	9
Central services	2,871	2,846
Management fees	$4,625	$4,744

Included in management fees for the three months ended March 31, 2020 and 2019, are fees charged to affiliates of approximately $4.4 million and $4.5 million, respectively.

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

Operating Costs and Expenses

	Three months ended March 31,
	2020	2019
Wages and employee benefits	$12,573	$12,211
Utilities and communication charges	2,366	2,835
Repairs and maintenance	3,563	3,054
Office, rentals and property taxes	3,268	3,437
Vehicles and fuel costs	289	279
Environmental compliance costs	945	874
Other	3,633	2,635
Operating costs and expenses	$26,637	$25,325

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2020	2019
Gulf Coast terminals	$6,123	$5,449
Midwest terminals	515	585
Brownsville terminals	2,683	2,186
River terminals	1,244	1,486
Southeast terminals	5,573	6,124
West Coast terminals	5,044	3,970
Central services	5,455	5,525
Operating costs and expenses	$26,637	$25,325

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $6.3 million and $8.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2020 is primarily attributable to one-time costs associated with the Take-Private Transaction during the three months ended March 31, 2019.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2020 and 2019, the expense associated with insurance was approximately $1.2 million and $1.4 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $0.9 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, depreciation and amortization expense was approximately $13.6 million and $12.7 million, respectively.

For the three months ended March 31, 2020 and 2019, interest expense was approximately $9.2 million and $8.8 million, respectively.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2020	2019
BOSTCO	$1,508	$576
Frontera	645	564
Total earnings from investments in unconsolidated affiliates	$2,153	$1,140

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2020	2019
BOSTCO	$2,665	$—
Frontera	—	225
Additional capital investments in unconsolidated affiliates	$2,665	$225

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2020	2019
BOSTCO	$1,417	$2,408
Frontera	474	505
Cash distributions received from unconsolidated affiliates	$1,891	$2,913

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$18,812	$8,528
Net cash used in investing activities	$(13,889)	$(30,567)
Net cash provided by (used in) financing activities	$(2,573)	$21,379

The increase in net cash provided by operating activities is primarily related to recontracting capacity to third-party customers at higher rates in the Gulf Coast, placing into service new tank capacity at our Brownsville and West Coast terminals and the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to less construction spend in 2020.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates that extend primarily through the first quarter of 2021. At March 31, 2020, the remaining expenditures to complete the approved projects are estimated to be approximately $70  million. These expenditures primarily relate to the construction costs associated with our expansion of the Brownsville operations.

The change in net cash provided by (used in) financing activities includes a decrease of approximately $22.8 million in net borrowings under our revolving credit facility primarily due to less spend on growth capital projects in 2020.

Third amended and restated senior secured credit facility.    Our revolving credit facility provides for a maximum borrowing line of credit of equal to $850 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2020, our outstanding borrowings under our revolving credit facility were $361.7 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

	Three months ended				Twelve months ending
	June 30,	September 30,	December 31,	March 31,	March 31,
	2019	2019	2019	2020	2020
Financial performance covenant tests:
Consolidated EBITDA (1)	$38,234	$38,694	$38,379	$35,659	$150,966
Material Project credit (2)	—	1,101	3,233	—	4,334
Consolidated EBITDA for the leverage ratios (1)	$38,234	$39,795	$41,612	$35,659	$155,300
Revolving credit facility debt					361,700
6.125% senior notes due in 2026					300,000
Consolidated funded indebtedness					$661,700
Senior secured leverage ratio					2.33
Total leverage ratio					4.26
Consolidated EBITDA for the interest coverage ratio (1)	$38,234	$38,694	$38,379	$35,659	$150,966
Consolidated interest expense (1) (3)	$9,197	$8,946	$8,731	$8,942	$35,816
Interest coverage ratio					4.22
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$38,234	$39,795	$41,612	$35,659	$155,300
Material Project credit (2)	—	(1,101)	(3,233)	—	(4,334)
Interest expense	(9,708)	(9,107)	(8,539)	(9,214)	(36,568)
Unrealized (gain) loss on derivative instruments	511	161	(192)	272	752
Gain from insurance proceeds	(3,351)	—	—	—	(3,351)
Amortization of deferred revenue	(180)	178	(685)	(33)	(720)
Change in operating assets and liabilities	2,259	(252)	3,155	(7,872)	(2,710)
Cash flows provided by operating activities	$27,765	$29,674	$32,118	$18,812	$108,369

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)

Reflects percentage of completion pro forma credit related to the Collins terminal expansion and the Brownsville operations expansion that qualify as a “Material Project” under the terms of our revolving credit facility.

(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes, due in 2026. We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10‑K, filed on March 13, 2020, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10‑Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates.  At March 31, 2020 our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $300 million with the agreements expiring in June 2020. Pursuant to the terms of the current outstanding interest rate swap agreements, we pay a blended fixed rate of approximately 2.04% and receive interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements is settled monthly and is recognized as an adjustment to interest expense.  At March 31, 2020, we had outstanding borrowings of  $361.7 million under our revolving credit facility. Based on the outstanding balance of our variable‑interest‑rate debt at March 31, 2020, the terms of our interest rate swap agreements and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately  $0.6 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a‑15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1 Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 13, 2020, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has negatively impacted the global economy and in turn reduced demand and pricing for refined petroleum products, crude oil, biofuels, and other products that we handle. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, this public health concern poses a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which (COVID-19) may impact our business will depend on future developments, which remain highly uncertain and cannot be predicted at this time.

In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the global economies and financial markets, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our terminals and other facilities. Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand and prices for the products on which our business depends. In addition, measures taken by regulatory authorities attempting to mitigate the economic consequences of COVID-19 may not be effective or may have unintended harmful consequences. There are still too many variables and uncertainties regarding COVID-19 — including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected areas — to reasonably predict the potential impact of COVID-19 on our business and operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus.

We may experience, among other impacts, (a) customer shutdowns to prevent spread of the virus and decreased demand and pricing for the products that we handle, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of disruptions to supply chains, delays in our existing capital expansion projects, employee impacts and other community response measures, all of which could adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available.

Except as disclosed herein, there have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019, filed on March 13, 2020.

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
101

The following financial information from the Quarterly Report on Form 10‑Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 8, 2020	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer