Form 10-Q
period 2020-06-30
TransMontaigne Partners LLC
filed 2020-08-10
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32505

TRANSMONTAIGNE PARTNERS LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-2037221 (I.R.S. Employer Identification No.)

1670 Broadway

Suite 3100

Denver, Colorado 80202

(Address, including zip code, of principal executive offices)

(303) 626-8200

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ⌧

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻ Non-accelerated filer ⌧	Accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ◻ No ⌧

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of June 30, 2020, the registrant has no common units outstanding.

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	the price and availability of financing;
●	large customer defaults;
●	interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
●	the ongoing pandemic involving COVID-19.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June 30, 2020 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2019, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 13, 2020 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2020:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services LLC

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(Dollars in thousands)

		June 30,	December 31,
		2020	2019
ASSETS
Current assets:
Cash and cash equivalents		$982	$1,090
Trade accounts receivable, net		11,415	16,500
Due from affiliates		2,490	2,882
Other current assets		8,165	6,346
Total current assets		23,052	26,818
Property, plant and equipment, net		728,766	727,220
Goodwill		9,428	9,428
Investments in unconsolidated affiliates		226,252	225,425
Right-of-use assets, operating leases		34,630	35,765
Other assets, net		45,115	47,397
		$1,067,243	$1,072,053
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable		$22,480	$24,650
Operating lease liabilities		3,036	3,001
Accrued liabilities		33,372	36,558
Total current liabilities		58,888	64,209
Other liabilities		6,179	4,990
Long-term operating lease liabilities	`	33,494	34,605
Long-term debt		642,804	644,162
Total liabilities		741,365	747,966
Commitments and contingencies (Note 13)
Equity:
Member interest		325,878	324,087
Total equity		325,878	324,087
		$1,067,243	$1,072,053

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
External customers	$60,894	$57,837	$122,563	$111,604
Affiliates	7,164	7,132	14,336	14,633
Total revenue	68,058	64,969	136,899	126,237
Costs and expenses:
Operating	(25,355)	(26,464)	(51,992)	(51,789)
General and administrative expenses	(5,250)	(5,212)	(11,567)	(13,376)
Insurance expenses	(1,280)	(1,218)	(2,488)	(2,579)
Deferred compensation expense	(354)	(294)	(1,265)	(1,093)
Depreciation and amortization	(14,242)	(13,107)	(27,883)	(25,759)
Total costs and expenses	(46,481)	(46,295)	(95,195)	(94,596)
Earnings from unconsolidated affiliates	1,850	1,225	4,003	2,365
Gain from insurance proceeds	—	3,351	—	3,351
Operating income	23,427	23,250	45,707	37,357
Other expenses:
Interest expense	(7,204)	(9,708)	(16,418)	(18,550)
Amortization of deferred debt issuance costs	(627)	(632)	(1,270)	(1,382)
Total other expenses	(7,831)	(10,340)	(17,688)	(19,932)
Net earnings	$15,596	$12,910	$28,019	$17,425

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(Dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance April 1, 2019	$—	$—	$327,378	$327,378
Distributions to TLP Finance	—	—	(14,376)	(14,376)
Net earnings for the three months ended June 30, 2019	—	—	12,910	12,910
Balance June 30, 2019	$—	$—	$325,912	$325,912

Balance April 1, 2020	$—	$—	$322,937	$322,937
Contribution from TLP Holdings	—	—	111	111
Distributions to TLP Finance	—	—	(12,766)	(12,766)
Net earnings for the three months ended June 30, 2020	—	—	15,596	15,596
Balance June 30, 2020	$—	$—	$325,878	$325,878

Balance January 1, 2019	$285,095	$53,490	$—	$338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of equity-based awards to a liability	—	—	(3,346)	(3,346)
Contribution from TLP Holdings	4,829	—	—	4,829
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(14,376)	(14,376)
Net earnings for the six months ended June 30, 2019	2,990	2,674	11,761	17,425
Balance June 30, 2019	$—	$—	$325,912	$325,912

Balance January 1, 2020	$—	$—	$324,087	$324,087
Contribution from TLP Holdings	—	—	223	223
Distributions to TLP Finance	—	—	(26,451)	(26,451)
Net earnings for the six months ended June 30, 2020	—	—	28,019	28,019
Balance June 30, 2020	$—	$—	$325,878	$325,878

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash flows from operating activities:
Net earnings	$15,596	$12,910	$28,019	$17,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,242	13,107	27,883	25,759
Earnings from unconsolidated affiliates	(1,850)	(1,225)	(4,003)	(2,365)
Distributions from unconsolidated affiliates	4,456	3,102	6,347	6,014
Equity-based compensation	—	—	—	45
Amortization of deferred debt issuance costs	627	632	1,270	1,382
Amortization of deferred revenue	1,228	(180)	1,195	(207)
Unrealized (gain) loss on derivative instruments	(752)	511	(480)	654
Gain from insurance proceeds	—	(3,351)	—	(3,351)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(124)	668	5,085	(1,875)
Due from affiliates	264	565	392	138
Other current assets	1,673	1,295	(1,819)	(1,206)
Amounts due under long-term terminaling services agreements, net	(667)	165	(194)	587
Right-of-use assets, operating leases	758	654	1,397	1,248
Deposits	—	—	6	10
Other assets, net	484	252	443	436
Trade accounts payable	(2,102)	(5,061)	(1,642)	(4,242)
Accrued liabilities	7,882	3,959	(2,706)	(3,166)
Operating lease liabilities	(671)	(238)	(1,337)	(993)
Net cash provided by operating activities	41,044	27,765	59,856	36,293
Cash flows from investing activities:
Investments in unconsolidated affiliates	(3,171)	(1,076)	(3,171)	(1,301)
Capital expenditures	(14,876)	(16,955)	(28,765)	(47,297)
Proceeds from insurance claims	—	4,988	—	4,988
Net cash used in investing activities	(18,047)	(13,043)	(31,936)	(43,610)
Cash flows from financing activities:
Borrowings under revolving credit facility	20,300	40,000	73,000	97,200
Repayments under revolving credit facility	(33,000)	(40,100)	(74,700)	(63,500)
Senior notes repurchase	(100)	—	(100)	—
Distributions paid to unitholders	—	—	—	(17,250)
Distributions to TLP Finance	(12,766)	(14,376)	(26,451)	(14,376)
Contributions from TLP Holdings	111	—	223	4,829
Net cash provided by (used in) financing activities	(25,455)	(14,476)	(28,028)	6,903
Increase (decrease) in cash and cash equivalents	(2,458)	246	(108)	(414)
Cash and cash equivalents at beginning of period	3,440	366	1,090	1,026
Cash and cash equivalents at end of period	$982	$612	$982	$612
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,441	$4,752	$17,029	$17,962
Property, plant and equipment acquired with accounts payable	$16,359	$6,528	$16,359	$6,528

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

We were originally formed as TransMontaigne Partners L.P. (“the Partnership”) in February 2005 as a Delaware limited partnership. Through February 26, 2019, the Partnership’s common units were listed and publicly traded on the New York Stock Exchange under the symbol “TLP”. The Partnership was controlled by a general partner, TransMontaigne GP L.L.C. (“TransMontaigne GP”), which was an indirect, controlled subsidiary of ArcLight Energy Partners Fund VI, L.P. (“ArcLight”). TransMontaigne GP also held the Partnership’s incentive distribution rights, which were non-voting limited partner interests with the rights set forth in the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 27, 2005, as amended from time to time.

On February 26, 2019, an affiliate of ArcLight completed its acquisition of all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests (“member interest”), (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange. Our 6.125% senior notes due in 2026 remain outstanding, and we are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2020 and December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 and 2019. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

(c) Accounting for operations

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use asset and a lease liability for all qualifying leases in the consolidated balance sheet. Further, under ASC 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We used the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (“ASC 840”) (See Notes 13 and 15 of Notes to consolidated financial statements).

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

an impact on the timing or amount of our revenue recognition (See Note 15 of Notes to consolidated financial statements).

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional (See Note 3 of Notes to consolidated financial statements).

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC (“SMP”) in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC (“LHT”), which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At June 30, 2020 and December 31, 2019, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $300 million, respectively. The agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We adopted the new guidance as of January 1, 2020. The adoption of this guidance did not have an impact on our financial position, results of operations and cash flows.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively and approximately $2.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2021, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively and approximately $1.3 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.1 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively and approximately $4.2 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)—Central services. We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC. SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause,

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $0.8 million for both the three months ended June 30, 2020 and 2019 and approximately $1.6 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary. We recognized revenue related to this services agreement of approximately $1.9 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively and approximately $3.8 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal. We recognized revenue related to reimbursements from these affiliates of approximately $0.4 million for both the three months ended June 30, 2020 and 2019 and approximately $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

Services agreement—TMC. Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement, dated August 18, 2019, between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC. TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TMC with respect to the services agreement was approximately $0.5 million and $nil for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.7 million and $nil for the six months ended June 30, 2020 and 2019, respectively.

See also Note 1(a), Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $3.0 million at June 30, 2020. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Trade accounts receivable	$11,415	$16,627
Less allowance for doubtful accounts	—	(127)
	$11,415	$16,500

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Pilot Flying J	14%	—%	14%	—%
Freepoint Commodities LLC	10%	—%	11%	—%
RaceTrac Petroleum Inc.	9%	9%	9%	10%
NGL Energy Partners LP	—%	19%	2%	20%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$4,679	$2,595
Additive detergent	1,465	1,342
Amounts due from insurance companies	1,070	1,147
Deposits and other assets	951	1,262
	$8,165	$6,346

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At both June 30, 2020 and December 31, 2019, we have recognized amounts due from insurance companies of approximately $1.1 million representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2020, we received reimbursements from insurance companies of approximately $0.1 million. During the six months ended June 30, 2020, we increased our estimate of probable future insurance recoveries by approximately $0.1 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Land	$83,451	$83,451
Terminals, pipelines and equipment	1,067,215	995,666
Furniture, fixtures and equipment	10,102	9,788
Construction in progress	29,692	73,302
	1,190,460	1,162,207
Less accumulated depreciation	(461,694)	(434,987)
	$728,766	$727,220

At June 30, 2020 and December 31, 2019, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $528.8 million and approximately $523.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) GOODWILL

Goodwill was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At June 30, 2020 and December 31, 2019, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the six months ended June 30, 2020 or during the year ended December 31, 2019 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2020 and December 31, 2019, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
BOSTCO	42.5%	42.5%	$202,671	$201,743
Frontera	50%	50%	23,581	23,682
Total investments in unconsolidated affiliates			$226,252	$225,425

At June 30, 2020 and December 31, 2019, our investment in BOSTCO includes approximately $6.5 million and $6.6 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
BOSTCO	$1,302	$563	$2,810	$1,139
Frontera	548	662	1,193	1,226
Total earnings from investments in unconsolidated affiliates	$1,850	$1,225	$4,003	$2,365

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
BOSTCO	$506	$1,076	$3,171	$1,076
Frontera	—	—	—	225
Additional capital investments in unconsolidated affiliates	$506	$1,076	$3,171	$1,301

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
BOSTCO	$3,636	$2,289	$5,053	$4,697
Frontera	820	813	1,294	1,317
Cash distributions received from unconsolidated affiliates	$4,456	$3,102	$6,347	$6,014

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Current assets	$18,188	$12,478	$4,078	$4,870
Long-term assets	459,638	464,085	44,530	44,344
Current liabilities	(10,797)	(13,607)	(1,446)	(1,850)
Long-term liabilities	(5,757)	(6,036)	—	—
Net assets	$461,272	$456,920	$47,162	$47,364

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$15,885	$14,864	$4,772	$5,011
Expenses	(12,585)	(13,229)	(3,676)	(3,687)
Net income	$3,300	$1,635	$1,096	$1,324

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$32,321	$31,470	$9,808	$10,109
Expenses	(25,236)	(27,283)	(7,422)	(7,657)
Net income	$7,085	$4,187	$2,386	$2,452

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Customer relationships, net of accumulated amortization of $8,412 and $7,237, respectively	$41,018	$42,193
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $10,205 and $9,353, respectively	2,966	3,818
Amounts due under long-term terminaling services agreements	403	215
Deposits and other assets	728	1,171
	$45,115	$47,397

Customer relationships. Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over twenty years.

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility.

Amounts due under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 the minimum payments under the long-term terminaling services agreements on a straight-line basis over the terms of the respective agreements. At June 30, 2020 and December 31, 2019, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $0.4 million and $0.2 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Customer advances and deposits	$10,860	$7,850
Accrued compensation expense	9,155	13,272
Interest payable	7,635	7,763
Accrued property taxes	4,169	3,149
Accrued environmental obligations	1,307	1,531
Unrealized loss on derivative instrument	—	480
Accrued expenses and other	246	2,513
	$33,372	$36,558

Customer advances and deposits. We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2020 and December 31, 2019, approximately $9.9 million and $7.0 million, respectively, of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At June 30, 2020 and December 31, 2019, approximately $1.0 million and $0.9 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was approximately $0.9 million and $0.8 million, respectively. At June 30, 2020 and December 31, 2019, we have billed and collected from certain of our customers approximately $10.9 million and $7.9 million, respectively, in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention program awards accruals.

Accrued environmental obligations. At June 30, 2020 and December 31, 2019, we have accrued environmental obligations of approximately $1.3 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2020, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the six months ended June 30, 2020, we decreased our estimate of our future environmental remediation costs by approximately $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Advance payments received under long-term terminaling services agreements	$3,776	$3,782
Deferred revenue	2,403	1,208
	$6,179	$4,990

Advance payments received under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight-line basis over the term of the respective agreements. At both June 30, 2020 and December 31, 2019, we have received advance minimum payments in

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $3.8 million.

Deferred revenue. Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2020 and December 31, 2019, we have unamortized deferred revenue for completed projects of approximately $2.4 million and $1.2 million, respectively. During the six months ended June 30, 2020, we billed customers approximately $1.6 million for completed projects and recognized revenue for completed projects on a straight-line basis of approximately $0.4 million. At both June 30, 2020 and December 31, 2019, $nil of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2020 and 2019, from amounts included in contract liabilities under ASC 606 at the beginning of the period, was approximately $nil and $0.1 million, respectively.

(11) LONG-TERM DEBT

Long-term debt was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Revolving credit facility due in 2022	$349,000	$350,700
6.125% senior notes due in 2026	299,900	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $1,986 and $1,544, respectively	(6,096)	(6,538)
	$642,804	$644,162

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

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the six months ended June 30, 2020 and the year ended December 31, 2019.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the six months ended June 30, 2020 and 2019, the weighted average interest rate on borrowings under our revolving credit facility was approximately 5.2% and 5.8%, respectively. At June 30, 2020 and December 31, 2019, our outstanding borrowings under our revolving credit facility were $349.0 million and $350.7 million, respectively. At both June 30, 2020 and December 31, 2019 our outstanding letters of credit were $1.3 million.

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

Prior to the Take-Private Transaction, we had the ability to settle the savings and retention program awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $1.3 million and $1.1 million is included in deferred compensation expense for the six months ended June 30, 2020 and 2019, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Lease commitments.

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

We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

lease payments over the lease term. Our leases have remaining lease terms of less than one year to 41 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our vehicle, office and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of June 30, 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating leases	$1,165	$1,157	$2,347	$2,226
Variable lease costs (including insignificant short-term leases)	215	233	426	505
Sublease income as primary obligor	(249)	(247)	(495)	(493)
Total lease costs	$1,131	$1,143	$2,278	$2,238

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash outflows for operating leases	$1,078	$756	$2,287	$1,970
Weighted average remaining lease term (years)	18.57	19.61	18.57	19.61
Weighted average discount rate	5.2%	5.2%	5.2%	5.2%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2020 and related imputed interest was as follows (in thousands):

2020 (remainder of the year)	$2,349
2021	4,541
2022	4,532
2023	3,993
2024	3,676
Thereafter	39,831
Total lease payments	58,922
Less imputed interest	(22,392)
Present value of operating lease liabilities	$36,530

Contract commitments. At June 30, 2020, we have contractual commitments of approximately $34.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

(14) DISCLOSURES ABOUT FAIR VALUE

GAAP defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP also establishes a fair value hierarchy that prioritizes the use of higher-level inputs for valuation techniques used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities; (2) Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and (3) Level 3 inputs, which are unobservable inputs for the asset or liability.

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2020 and December 31, 2019.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $300 million publicly traded senior notes at June 30, 2020 was approximately $293.9 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$49,560	$44,493	$96,371	$85,177
Firm commitments (ASC 606 revenue)	3,801	3,953	7,508	7,438
Total firm commitments revenue	53,361	48,446	103,879	92,615
Ancillary revenue (ASC 606 revenue)	8,514	9,616	20,343	20,147
Ancillary revenue (ASC 842 revenue)	586	1,502	1,583	2,477
Total ancillary revenue	9,100	11,118	21,926	22,624
Total terminaling services fees	62,461	59,564	125,805	115,239
Pipeline transportation fees (ASC 842 revenue)	872	853	1,744	1,702
Management fees (ASC 606 revenue)	4,422	4,207	8,749	8,294
Management fees (ASC 842 revenue)	303	345	601	1,002
Total management fees	4,725	4,552	9,350	9,296
Total revenue	$68,058	$64,969	$136,899	$126,237

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2020 (remainder of the year)	$2,377	$366	$—	$569	$—	$4,243	$—	$7,555
2021	2,204	118	—	530	—	5,678	—	8,530
2022	1,241	—	—	—	—	1,569	—	2,810
2023	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,822	$484	$—	$1,099	$—	$11,490	$—	$18,895

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2020 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842 in the amount of $100.4 million for the remainder of 2020, $151.8 million for 2021, $107.1 million for 2022, $86.9 million for 2023, $52.6 million for 2024 and $486.1 million thereafter.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Gulf Coast Terminals:
Terminaling services fees	$18,877	$16,978	$39,530	$33,144
Management fees	7	5	12	14
Revenue	18,884	16,983	39,542	33,158
Operating costs and expenses	(5,049)	(5,458)	(11,172)	(10,907)
Net margins	13,835	11,525	28,370	22,251
Midwest Terminals:
Terminaling services fees	2,033	2,751	3,476	5,241
Pipeline transportation fees	472	453	944	906
Revenue	2,505	3,204	4,420	6,147
Operating costs and expenses	(761)	(821)	(1,276)	(1,406)
Net margins	1,744	2,383	3,144	4,741
Brownsville Terminals:
Terminaling services fees	3,657	2,566	7,664	4,863
Pipeline transportation fees	400	400	800	796
Management fees	1,269	1,439	2,769	3,098
Revenue	5,326	4,405	11,233	8,757
Operating costs and expenses	(2,454)	(2,304)	(5,137)	(4,490)
Net margins	2,872	2,101	6,096	4,267
River Terminals:
Terminaling services fees	2,639	2,392	5,333	4,754
Revenue	2,639	2,392	5,333	4,754
Operating costs and expenses	(1,415)	(1,523)	(2,659)	(3,009)
Net margins	1,224	869	2,674	1,745
Southeast Terminals:
Terminaling services fees	21,629	21,752	43,139	43,128
Management fees	292	257	532	478
Revenue	21,921	22,009	43,671	43,606
Operating costs and expenses	(5,329)	(5,968)	(10,902)	(12,092)
Net margins	16,592	16,041	32,769	31,514
West Coast Terminals:
Terminaling services fees	13,626	13,125	26,663	24,109
Management fees	9	8	18	17
Revenue	13,635	13,133	26,681	24,126
Operating costs and expenses	(4,954)	(4,534)	(9,998)	(8,504)
Net margins	8,681	8,599	16,683	15,622
Central Services:
Management fees	3,148	2,843	6,019	5,689
Revenue	3,148	2,843	6,019	5,689
Operating costs and expenses	(5,393)	(5,856)	(10,848)	(11,381)
Net margins	(2,245)	(3,013)	(4,829)	(5,692)
Total net margins	42,703	38,505	84,907	74,448
General and administrative expenses	(5,250)	(5,212)	(11,567)	(13,376)
Insurance expenses	(1,280)	(1,218)	(2,488)	(2,579)
Deferred compensation expense	(354)	(294)	(1,265)	(1,093)
Depreciation and amortization	(14,242)	(13,107)	(27,883)	(25,759)
Earnings from unconsolidated affiliates	1,850	1,225	4,003	2,365
Gain from insurance proceeds	—	3,351	—	3,351
Operating income	23,427	23,250	45,707	37,357
Other expenses	(7,831)	(10,340)	(17,688)	(19,932)
Net earnings	$15,596	$12,910	$28,019	$17,425

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$16,783	$2,505	$3,411	$2,639	$21,921	$13,635	$—	$60,894
Affiliate customers	2,101	—	1,915	—	—	—	3,148	7,164
Revenue	$18,884	$2,505	$5,326	$2,639	$21,921	$13,635	$3,148	$68,058
Capital expenditures	$2,641	$238	$5,454	$1,304	$3,384	$1,662	$193	$14,876
Identifiable assets	$120,549	$19,130	$101,721	$46,037	$257,645	$273,730	$12,751	$831,563
Cash and cash equivalents								982
Investments in unconsolidated affiliates								226,252
Revolving credit facility unamortized deferred debt issuance costs, net								2,966
Other								5,480
Total assets								$1,067,243

	Three months ended June 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$14,743	$3,204	$2,356	$2,392	$22,009	$13,133	$—	$57,837
Affiliate customers	2,240	—	2,049	—	—	—	2,843	7,132
Revenue	$16,983	$3,204	$4,405	$2,392	$22,009	$13,133	$2,843	$64,969
Capital expenditures	$1,614	$108	$3,623	$679	$8,788	$1,885	$258	$16,955

	Six months ended June 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$35,310	$4,420	$7,148	$5,333	$43,671	$26,681	$—	$122,563
Affiliate customers	4,232	—	4,085	—	—	—	6,019	14,336
Revenue	$39,542	$4,420	$11,233	$5,333	$43,671	$26,681	$6,019	$136,899
Capital expenditures	$3,960	$357	$10,486	$2,012	$7,007	$4,059	$884	$28,765
Identifiable assets	$120,549	$19,130	$101,721	$46,037	$257,645	$273,730	$12,751	$831,563
Cash and cash equivalents								982
Investments in unconsolidated affiliates								226,252
Revolving credit facility unamortized deferred debt issuance costs, net								2,966
Other								5,480
Total assets								$1,067,243

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

	Six months ended June 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$28,616	$6,147	$4,355	$4,754	$43,606	$24,126	$—	$111,604
Affiliate customers	4,542	—	4,402	—	—	—	5,689	14,633
Revenue	$33,158	$6,147	$8,757	$4,754	$43,606	$24,126	$5,689	$126,237
Capital expenditures	$3,068	$387	$11,451	$1,166	$24,437	$6,468	$320	$47,297

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand and pricing for crude oil, refined petroleum products, biofuels, and other products that we handle. The reduction in commodity price in 2020 and demand for products that we handle has, for the time being, resulted in a strong demand for storage capacity. For example, in March 2020, we contracted approximately 1,000,000 barrels of capacity at our Cushing, Oklahoma terminal that had recently become available and approximately 705,000 barrels of available capacity at our Collins, Mississippi terminal. Currently, approximately 78% of our revenue is derived from firm commitments pursuant to our terminaling services agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement. Further, the majority of our terminaling services agreements with firm commitments have a remaining term in excess of one year. As a result, in the short term, negative impacts to our business are expected to be limited to ancillary fees, which could include a reduction in volumes of product throughput that exceed the customer’s minimum throughput requirements, and delays in our capital expansion projects, which may be occurring, in part, due to state and local government responses to COVID-19.

We have taken proactive measures to deliver our services safely and reliably during the COVID-19 pandemic. We activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We are following recommendations from public health authorities and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by recent developments; thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. There are still too many variables and uncertainties regarding COVID-19 — including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures — to reasonably predict the potential impact of COVID-19 on our business and operations going forward. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter of 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the fourth quarter of 2020. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and six months ended June 30, 2020. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2020	2019
Terminaling services fees	$62,461	$59,564
Pipeline transportation fees	872	853
Management fees	4,725	4,552
Revenue	$68,058	$64,969

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2020	2019
Gulf Coast terminals	$18,884	$16,983
Midwest terminals	2,505	3,204
Brownsville terminals	5,326	4,405
River terminals	2,639	2,392
Southeast terminals	21,921	22,009
West Coast terminals	13,635	13,133
Central services	3,148	2,843
Revenue	$68,058	$64,969

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2020	2019
Gulf Coast terminals	$18,877	$16,978
Midwest terminals	2,033	2,751
Brownsville terminals	3,657	2,566
River terminals	2,639	2,392
Southeast terminals	21,629	21,752
West Coast terminals	13,626	13,125
Central services	—	—
Terminaling services fees	$62,461	$59,564

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of recontracting capacity to third-party customers at higher rates. The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity.

Included in terminaling services fees for the three months ended June 30, 2020 and 2019, are fees charged to affiliates of approximately $2.8 million and $2.9 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2020	2019
Firm commitments	$53,361	$48,446
Ancillary	9,100	11,118
Terminaling services fees	$62,461	$59,564

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2020 are as follows (in thousands):

Less than 1 year remaining	$14,992	28%
1 year or more, but less than 3 years remaining	16,150	30%
3 years or more, but less than 5 years remaining	13,655	26%
5 years or more remaining (1)	8,564	16%
Total firm commitments for the three months ended June 30, 2020	$53,361

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

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2020	2019
Gulf Coast terminals	$—	$—
Midwest terminals	472	453
Brownsville terminals	400	400
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$872	$853

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, and, prior to July 1, 2019, the Baltimore Terminal. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended June 30,
	2020	2019
Gulf Coast terminals	$7	$5
Midwest terminals	—	—
Brownsville terminals	1,269	1,439
River terminals	—	—
Southeast terminals	292	257
West Coast terminals	9	8
Central services	3,148	2,843
Management fees	$4,725	$4,552

Included in management fees for the three months ended June 30, 2020 and 2019, are fees charged to affiliates of approximately $4.4 million and $4.2 million, respectively.

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

Operating Costs and Expenses

	Three months ended June 30,
	2020	2019
Wages and employee benefits	$12,045	$12,755
Utilities and communication charges	2,243	2,550
Repairs and maintenance	3,642	3,493
Office, rentals and property taxes	3,606	3,627
Vehicles and fuel costs	245	263
Environmental compliance costs	845	1,076
Other	2,729	2,700
Operating costs and expenses	$25,355	$26,464

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2020	2019
Gulf Coast terminals	$5,049	$5,458
Midwest terminals	761	821
Brownsville terminals	2,454	2,304
River terminals	1,415	1,523
Southeast terminals	5,329	5,968
West Coast terminals	4,954	4,534
Central services	5,393	5,856
Operating costs and expenses	$25,355	$26,464

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $5.3 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended June 30, 2020 and 2019, the expense associated with insurance was approximately $1.3 million and $1.2 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020 and 2019, depreciation and amortization expense was approximately $14.2 million and $13.1 million, respectively. The increase in depreciation and amortization expense for the three months ended June 30, 2020 is attributable to placing expansion projects in service throughout the past year.

For the three months ended June 30, 2020 and 2019, interest expense was approximately $7.2 million and $9.7 million, respectively. The decrease in interest expense for the three months ended June 30, 2020 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2020	2019
BOSTCO	$1,302	$563
Frontera	548	662
Total earnings from investments in unconsolidated affiliates	$1,850	$1,225

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2020	2019
BOSTCO	$506	$1,076
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$506	$1,076

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2020	2019
BOSTCO	$3,636	$2,289
Frontera	820	813
Cash distributions received from unconsolidated affiliates	$4,456	$3,102

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2020	2019
Terminaling services fees	$125,805	$115,239
Pipeline transportation fees	1,744	1,702
Management fees	9,350	9,296
Revenue	$136,899	$126,237

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2020	2019
Gulf Coast terminals	$39,542	$33,158
Midwest terminals	4,420	6,147
Brownsville terminals	11,233	8,757
River terminals	5,333	4,754
Southeast terminals	43,671	43,606
West Coast terminals	26,681	24,126
Central services	6,019	5,689
Revenue	$136,899	$126,237

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2020	2019
Gulf Coast terminals	$39,530	$33,144
Midwest terminals	3,476	5,241
Brownsville terminals	7,664	4,863
River terminals	5,333	4,754
Southeast terminals	43,139	43,128
West Coast terminals	26,663	24,109
Central services	—	—
Terminaling services fees	$125,805	$115,239

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

Included in terminaling services fees for the six months ended June 30, 2020 and 2019, are fees charged to affiliates of approximately $5.5 million and $5.9 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2020	2019
Firm commitments	$103,879	$92,615
Ancillary	21,926	22,624
Terminaling services fees	$125,805	$115,239

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

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2020	2019
Gulf Coast terminals	$—	$—
Midwest terminals	944	906
Brownsville terminals	800	796
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$1,744	$1,702

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, and, prior to July 1, 2019, the Baltimore Terminal. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We lease land under operating leases as the lessor or sublessor with third parties and affiliates.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended June 30,
	2020	2019
Gulf Coast terminals	$12	$14
Midwest terminals	—	—
Brownsville terminals	2,769	3,098
River terminals	—	—
Southeast terminals	532	478
West Coast terminals	18	17
Central services	6,019	5,689
Management fees	$9,350	$9,296

Included in management fees for the six months ended June 30, 2020 and 2019, are fees charged to affiliates of approximately $8.8 million and $8.7 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended June 30,
	2020	2019
Wages and employee benefits	$24,618	$24,966
Utilities and communication charges	4,609	5,385
Repairs and maintenance	7,205	6,547
Office, rentals and property taxes	6,874	7,064
Vehicles and fuel costs	534	542
Environmental compliance costs	1,790	1,950
Other	6,362	5,335
Operating costs and expenses	$51,992	$51,789

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2020	2019
Gulf Coast terminals	$11,172	$10,907
Midwest terminals	1,276	1,406
Brownsville terminals	5,137	4,490
River terminals	2,659	3,009
Southeast terminals	10,902	12,092
West Coast terminals	9,998	8,504
Central services	10,848	11,381
Operating costs and expenses	$51,992	$51,789

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $11.6 million and $13.4 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2020 is primarily attributable to one-time costs associated with the Take-Private Transaction during the six months ended June 30, 2019.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2020 and 2019, the expense associated with insurance was approximately $2.5 million and $2.6 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $1.3 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020 and 2019, depreciation and amortization expense was approximately $27.9 million and $25.8 million, respectively. The increase in depreciation and amortization expense for the six months ended June 30, 2020 is attributable to placing expansion projects in service throughout the past year.

For the six months ended June 30, 2020 and 2019, interest expense was approximately $16.4 million and $18.6 million, respectively. The decrease in interest expense for the six months ended June 30, 2020 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2020	2019
BOSTCO	$2,810	$1,139
Frontera	1,193	1,226
Total earnings from investments in unconsolidated affiliates	$4,003	$2,365

Additional capital investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2020	2019
BOSTCO	$3,171	$1,076
Frontera	—	225
Additional capital investments in unconsolidated affiliates	$3,171	$1,301

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2020	2019
BOSTCO	$5,053	$4,697
Frontera	1,294	1,317
Cash distributions received from unconsolidated affiliates	$6,347	$6,014

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our debt service obligations, distributions to our parent company TLP Finance, working capital requirements and capital projects, including additional investments and expansion, development and acquisition opportunities. We expect to fund any additional investments, capital projects and future expansion, development and acquisition opportunities with cash flows from operations and additional borrowings under our revolving credit facility. The Take-Private Transaction in February 2019 was partially financed by debt placed at TLP Finance. While the Company and its subsidiaries are not party thereto, distributions of available cash from the Company to TLP Finance may be utilized by TLP Finance to service and/or reduce the TLP Finance debt.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$59,856	$36,293
Net cash used in investing activities	$(31,936)	$(43,610)
Net cash provided by (used in) financing activities	$(28,028)	$6,903

The increase in net cash provided by operating activities is primarily related to recontracting capacity to third-party customers at higher rates in the Gulf Coast, placing into service new tank capacity at our Brownsville and West Coast terminals and the timing of working capital requirements.

The decrease in net cash used in investing activities is related to less construction spend in 2020.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates that extend primarily through the first quarter of 2021. At June 30, 2020, the remaining expenditures to complete the approved projects are estimated to be approximately $60 million. These expenditures primarily relate to the construction costs associated with our expansion of the Brownsville operations.

The change in net cash provided by (used in) financing activities includes a decrease of approximately $35.4 million in net borrowings under our revolving credit facility to fund growth capital projects in 2020.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2020, our outstanding borrowings under our revolving credit facility were $349.0 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the six months ended June 30, 2020 and the year ended December 31, 2019.

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

	Three months ended				Twelve months ending
	September 30,	December 31,	March 31,	June 30,	June 30,
	2019	2019	2020	2020	2020
Financial performance covenant tests:
Consolidated EBITDA (1)	$38,694	$38,379	$35,659	$40,275	$153,007
Material Project credit (2)	1,101	3,233	—	—	4,334
Consolidated EBITDA for the leverage ratios (1)	$39,795	$41,612	$35,659	$40,275	$157,341
Revolving credit facility debt					349,000
6.125% senior notes due in 2026					299,900
Consolidated funded indebtedness					$648,900
Senior secured leverage ratio					2.22
Total leverage ratio					4.12
Consolidated EBITDA for the interest coverage ratio (1)	$38,694	$38,379	$35,659	$40,275	$153,007
Consolidated interest expense (1) (3)	$8,946	$8,731	$8,942	$7,956	$34,575
Interest coverage ratio					4.43
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$39,795	$41,612	$35,659	$40,275	$157,341
Material Project credit (2)	(1,101)	(3,233)	—	—	(4,334)
Interest expense	(9,107)	(8,539)	(9,214)	(7,204)	(34,064)
Unrealized (gain) loss on derivative instruments	161	(192)	272	(752)	(511)
Amortization of deferred revenue	178	(685)	(33)	1,228	688
Change in operating assets and liabilities	(252)	3,155	(7,872)	7,497	2,528
Cash flows provided by operating activities	$29,674	$32,118	$18,812	$41,044	$121,648

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)	Reflects percentage of completion pro forma credit for the Brownsville operations expansion that qualifies as a “Material Project” under the terms of our revolving credit facility.
(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 13, 2020, in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At June 30, 2020, we had outstanding borrowings of $349.0 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2020, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

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

In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. More recently, many of these measures have been relaxed on a geographic-specific basis, which could contribute to the spread of the virus. These measures and the spread of the virus have each adversely affected the global economies and financial markets, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our terminals and other facilities. Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand and prices for the products on which our business depends. In addition, measures taken by regulatory authorities attempting to mitigate the economic consequences of COVID-19 (including the relaxing of protective measures) may not be effective or may have unintended harmful consequences. There are still too many variables and uncertainties regarding COVID-19 — including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected areas — to reasonably predict the potential impact of COVID-19 on our business and operations. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus.

We may experience, among other impacts, (i) customer shutdowns to prevent spread of the virus and decreased demand and pricing for the products that we handle, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (ii) limitations on our ability to execute on our business plan, including as a result of disruptions to supply chains, delays in our existing capital expansion projects, employee impacts and other community response measures, all of which could adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Except as disclosed herein, there have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 7, 2020	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer