Form 10-Q
period 2020-09-30
TransMontaigne Partners LLC
filed 2020-11-06
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer ◻ Non-accelerated filer ⌧	Accelerated filer ◻	Smaller reporting company ◻ Emerging growth company ◻

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

As of September 30, 2020, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q filed on August 10, 2020 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September 30, 2020 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2019, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 13, 2020 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2020:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services LLC

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

		September 30,	December 31,
		2020	2019
ASSETS
Current assets:
Cash and cash equivalents		$2,412	$1,090
Trade accounts receivable, net		11,670	16,500
Due from affiliates		2,339	2,882
Other current assets		6,834	6,346
Total current assets		23,255	26,818
Property, plant and equipment, net		730,710	727,220
Goodwill		9,428	9,428
Investments in unconsolidated affiliates		227,009	225,425
Right-of-use assets, operating leases		34,592	35,765
Other assets, net		44,643	47,397
		$1,069,637	$1,072,053
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable		$14,664	$24,650
Operating lease liabilities		3,253	3,001
Accrued liabilities		32,604	36,558
Total current liabilities		50,521	64,209
Other liabilities		6,073	4,990
Long-term operating lease liabilities	`	33,451	34,605
Long-term debt		649,029	644,162
Total liabilities		739,074	747,966
Commitments and contingencies (Note 13)
Equity:
Member interest		330,563	324,087
Total equity		330,563	324,087
		$1,069,637	$1,072,053

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
External customers	$62,569	$59,688	$185,132	$171,292
Affiliates	6,859	6,885	21,195	21,518
Total revenue	69,428	66,573	206,327	192,810
Costs and expenses:
Operating	(25,241)	(24,395)	(77,233)	(76,184)
General and administrative expenses	(4,820)	(4,603)	(16,387)	(17,979)
Insurance expenses	(1,258)	(1,240)	(3,746)	(3,819)
Deferred compensation expense	(309)	(376)	(1,574)	(1,469)
Depreciation and amortization	(14,674)	(13,362)	(42,557)	(39,121)
Total costs and expenses	(46,302)	(43,976)	(141,497)	(138,572)
Earnings from unconsolidated affiliates	1,789	1,476	5,792	3,841
Gain from insurance proceeds	—	—	—	3,351
Operating income	24,915	24,073	70,622	61,430
Other expenses:
Interest expense	(7,435)	(9,107)	(23,853)	(27,657)
Amortization of deferred debt issuance costs	(650)	(636)	(1,920)	(2,018)
Total other expenses	(8,085)	(9,743)	(25,773)	(29,675)
Net earnings	$16,830	$14,330	$44,849	$31,755

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance July 1, 2019	$—	$—	$325,912	$325,912
Distributions to TLP Finance	—	—	(13,514)	(13,514)
Net earnings for the three months ended September 30, 2019	—	—	14,330	14,330
Balance September 30, 2019	$—	$—	$326,728	$326,728

Balance July 1, 2020	$—	$—	$325,878	$325,878
Contribution from TLP Holdings	—	—	45	45
Distributions to TLP Finance	—	—	(12,190)	(12,190)
Net earnings for the three months ended September 30, 2020	—	—	16,830	16,830
Balance September 30, 2020	$—	$—	$330,563	$330,563

Balance January 1, 2019	$285,095	$53,490	$—	$338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of equity-based awards to a liability	—	—	(3,346)	(3,346)
Contribution from TLP Holdings	4,829	—	—	4,829
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(27,890)	(27,890)
Net earnings for the nine months ended September 30, 2019	2,990	2,674	26,091	31,755
Balance September 30, 2019	$—	$—	$326,728	$326,728

Balance January 1, 2020	$—	$—	$324,087	$324,087
Contribution from TLP Holdings	—	—	268	268
Distributions to TLP Finance	—	—	(38,641)	(38,641)
Net earnings for the nine months ended September 30, 2020	—	—	44,849	44,849
Balance September 30, 2020	$—	$—	$330,563	$330,563

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash flows from operating activities:
Net earnings	$16,830	$14,330	$44,849	$31,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,674	13,362	42,557	39,121
Earnings from unconsolidated affiliates	(1,789)	(1,476)	(5,792)	(3,841)
Distributions from unconsolidated affiliates	3,540	2,735	9,887	8,749
Equity-based compensation	—	—	—	45
Amortization of deferred debt issuance costs	650	636	1,920	2,018
Amortization of deferred revenue	239	178	1,434	(29)
Unrealized (gain) loss on derivative instruments	—	161	(480)	815
Gain from insurance proceeds	—	—	—	(3,351)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(255)	1,414	4,830	(461)
Due from affiliates	151	(185)	543	(47)
Other current assets	1,331	1,471	(488)	265
Amounts due under long-term terminaling services agreements, net	(825)	220	(1,019)	807
Right-of-use assets, operating leases	707	655	2,104	1,903
Deposits	(6)	—	—	10
Other assets, net	(61)	(107)	382	328
Trade accounts payable	957	113	(685)	(4,125)
Accrued liabilities	(762)	(3,376)	(3,468)	(6,545)
Operating lease liabilities	(496)	(457)	(1,833)	(1,450)
Net cash provided by operating activities	34,885	29,674	94,741	65,967
Cash flows from investing activities:
Investments in unconsolidated affiliates	(2,508)	(1,504)	(5,679)	(2,805)
Capital expenditures	(24,802)	(18,120)	(53,567)	(65,417)
Proceeds from insurance claims	—	—	—	4,988
Net cash used in investing activities	(27,310)	(19,624)	(59,246)	(63,234)
Cash flows from financing activities:
Borrowings under revolving credit facility	19,200	36,800	92,200	134,000
Repayments under revolving credit facility	(13,200)	(33,600)	(87,900)	(97,100)
Senior notes repurchase	—	—	(100)	—
Distributions paid to unitholders	—	—	—	(17,250)
Distributions to TLP Finance	(12,190)	(13,514)	(38,641)	(27,890)
Contributions from TLP Holdings	45	—	268	4,829
Net cash used in financing activities	(6,145)	(10,314)	(34,173)	(3,411)
Increase (decrease) in cash and cash equivalents	1,430	(264)	1,322	(678)
Cash and cash equivalents at beginning of period	982	612	1,090	1,026
Cash and cash equivalents at end of period	$2,412	$348	$2,412	$348
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,036	$13,564	$29,065	$31,526
Property, plant and equipment acquired with accounts payable	$7,588	$10,991	$7,588	$10,991

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and 2019. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

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

At September 30, 2020 and December 31, 2019, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $300 million, respectively. The interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $4.0 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2021, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million for both the three months ended September 30, 2020 and 2019 and approximately $1.9 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Terminaling services agreement—Gulf Coast terminals. Associated Asphalt Marketing, LLC is a wholly-owned indirect subsidiary of ArcLight. Effective January 1, 2018, a third party customer assigned their terminaling services agreement relating to our Gulf Coast terminals to Associated Asphalt Marketing, LLC. The agreement will expire in April 2021, subject to two, two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.2 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $6.4 million for both the nine months ended September 30, 2020 and 2019.

Operating and administrative agreement—SeaPort Midstream Partners, LLC (“SMP”)—Central services. We operate two refined products terminals in Seattle, Washington and Portland, Oregon, on behalf of SMP, in accordance with an operating and administrative agreement executed between us and SMP. SMP is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC. SeaPort Midstream Holdings LLC owns 51% of SMP. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SMP stipulates that we may resign as the operator at any time with the prior written consent of SMP, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $0.7 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $2.3 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a refined products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary. We recognized revenue related to this services agreement of approximately $1.7 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $5.5 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including LHT, and, prior to July 1, 2019, the Baltimore Terminal. We recognized revenue related to reimbursements from these affiliates of approximately $0.4 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $1.0 million for both the nine months ended September 30, 2020 and 2019. Our management of the Baltimore Terminal terminated on July 1, 2019.

Services agreement—TMC. Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement, dated August 18, 2019, between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC. TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TMC with respect to the services agreement was approximately $0.5 million and $nil for the three months ended September 30, 2020 and 2019, respectively, and approximately $2.2 million and $nil for the nine months ended September 30, 2020 and 2019, respectively.

See also Note 1(a), Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $3.1 million at September 30, 2020. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Trade accounts receivable	$11,670	$16,627
Less allowance for doubtful accounts	—	(127)
	$11,670	$16,500

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Pilot Flying J	14%	—%	14%	—%
Freepoint Commodities LLC	9%	9%	10%	4%
RaceTrac Petroleum Inc.	9%	10%	9%	10%
Castleton Commodities International LLC	6%	10%	6%	10%
NGL Energy Partners LP	—%	19%	1%	20%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$3,401	$2,595
Additive detergent	1,529	1,342
Amounts due from insurance companies	830	1,147
Deposits and other assets	1,074	1,262
	$6,834	$6,346

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2020 and December 31, 2019, we have recognized amounts due from insurance companies of approximately $0.8 million and $1.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2020, we received reimbursements from insurance companies of approximately $0.3 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Land	$83,657	$83,451
Terminals, pipelines and equipment	1,080,220	995,666
Furniture, fixtures and equipment	10,841	9,788
Construction in progress	31,028	73,302
	1,205,746	1,162,207
Less accumulated depreciation	(475,036)	(434,987)
	$730,710	$727,220

At September 30, 2020 and December 31, 2019, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $568.6 million and approximately $523.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) GOODWILL

Goodwill was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At September 30, 2020 and December 31, 2019, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2020 or during the year ended December 31, 2019 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2020 and December 31, 2019, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
BOSTCO	42.5%	42.5%	$203,110	$201,743
Frontera	50%	50%	23,899	23,682
Total investments in unconsolidated affiliates			$227,009	$225,425

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

At September 30, 2020 and December 31, 2019, our investment in BOSTCO includes approximately $6.5 million and $6.6 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
BOSTCO	$1,132	$594	$3,942	$1,733
Frontera	657	882	1,850	2,108
Total earnings from investments in unconsolidated affiliates	$1,789	$1,476	$5,792	$3,841

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
BOSTCO	$2,508	$1,504	$5,679	$2,580
Frontera	—	—	—	225
Additional capital investments in unconsolidated affiliates	$2,508	$1,504	$5,679	$2,805

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
BOSTCO	$3,201	$2,063	$8,254	$6,760
Frontera	339	672	1,633	1,989
Cash distributions received from unconsolidated affiliates	$3,540	$2,735	$9,887	$8,749

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Current assets	$15,951	$12,478	$4,619	$4,870
Long-term assets	463,536	464,085	44,579	44,344
Current liabilities	(14,643)	(13,607)	(1,400)	(1,850)
Long-term liabilities	(5,617)	(6,036)	—	—
Net assets	$459,227	$456,920	$47,798	$47,364

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$15,740	$14,812	$4,550	$5,309
Expenses	(12,487)	(13,121)	(3,236)	(3,545)
Net income	$3,253	$1,691	$1,314	$1,764

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$48,061	$46,282	$14,358	$15,418
Expenses	(37,723)	(40,404)	(10,658)	(11,202)
Net income	$10,338	$5,878	$3,700	$4,216

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Customer relationships, net of accumulated amortization of $9,000 and $7,237, respectively	$40,430	$42,193
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $10,630 and $9,353, respectively	2,541	3,818
Amounts due under long-term terminaling services agreements	883	215
Deposits and other assets	789	1,171
	$44,643	$47,397

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

Amounts due under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 and ASC 606 the minimum payments under the long-term terminaling services agreements on a straight-line basis over the terms of the respective agreements. At September 30, 2020 and December 31, 2019, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $0.9 million and $0.2 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Customer advances and deposits	$10,822	$7,850
Accrued compensation expense	11,395	13,272
Interest payable	3,034	7,763
Accrued property taxes	6,198	3,149
Accrued environmental obligations	1,068	1,531
Unrealized loss on derivative instrument	—	480
Accrued expenses and other	87	2,513
	$32,604	$36,558

Customer advances and deposits. We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At September 30, 2020 and December 31, 2019, approximately $9.7 million and $7.0 million, respectively, of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At September 30, 2020 and December 31, 2019, approximately $1.1 million and $0.9 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was approximately $0.9 million and $0.8 million, respectively. At September 30, 2020 and December 31, 2019, we have billed and collected from certain of our customers approximately $10.8 million and $7.9 million, respectively, in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention program awards accruals.

Accrued environmental obligations. At September 30, 2020 and December 31, 2019, we have accrued environmental obligations of approximately $1.1 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2020, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the nine months ended September 30, 2020, we decreased our estimate of our future environmental remediation costs by approximately $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Advance payments received under long-term terminaling services agreements	$3,431	$3,782
Deferred revenue	2,642	1,208
	$6,073	$4,990

Advance payments received under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight-line basis over the term of the respective agreements. At September 30, 2020 and December 31, 2019, we have received advance minimum payments

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $3.4 million and $3.8 million, respectively.

Deferred revenue. Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At September 30, 2020 and December 31, 2019, we have unamortized deferred revenue for completed projects of approximately $2.6 million and $1.2 million, respectively. During the nine months ended September 30, 2020, we billed customers approximately $2.1 million for completed projects and recognized revenue for completed projects on a straight-line basis of approximately $0.6 million. At both September 30, 2020 and December 31, 2019, $nil of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during the nine months ended September 30, 2020 and 2019, from amounts included in contract liabilities under ASC 606 at the beginning of the period, was approximately $nil and $0.2 million, respectively.

(11) LONG-TERM DEBT

Long-term debt was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Revolving credit facility due in 2022	$355,000	$350,700
6.125% senior notes due in 2026	299,900	300,000
Senior notes unamortized deferred issuance costs, net of accumulated amortization of $2,211 and $1,544, respectively	(5,871)	(6,538)
	$649,029	$644,162

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

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2020 and the year ended December 31, 2019.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the nine months ended September 30, 2020 and 2019, the weighted average interest rate on borrowings under our revolving credit facility was approximately 4.6% and 5.7%, respectively. At September 30, 2020 and December 31, 2019, our outstanding borrowings under our revolving credit facility were $355.0 million and $350.7 million, respectively. At both September 30, 2020 and December 31, 2019 our outstanding letters of credit were $1.3 million.

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

Prior to the Take-Private Transaction, we had the ability to settle the savings and retention program awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $1.6 million and $1.5 million is included in deferred compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

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

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our vehicle, office and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of September 30, 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating leases	$1,191	$1,154	$3,538	$3,380
Variable lease costs (including insignificant short-term leases)	190	148	616	653
Sublease income as primary obligor	(256)	(247)	(751)	(740)
Total lease costs	$1,125	$1,055	$3,403	$3,293

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash outflows for operating leases	$980	$957	$3,267	$2,927
Weighted average remaining lease term (years)	18.23	19.49	18.23	19.49
Weighted average discount rate	5.2%	5.2%	5.2%	5.2%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2020 and related imputed interest was as follows (in thousands):

2020 (remainder of the year)	$1,474
2021	4,758
2022	4,749
2023	4,151
2024	3,699
Thereafter	39,831
Total lease payments	58,662
Less imputed interest	(21,958)
Present value of operating lease liabilities	$36,704

Contract commitments. At September 30, 2020, we have contractual commitments of approximately $30.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2020 and December 31, 2019.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $299.9 million publicly traded senior notes at September 30, 2020 was approximately $310.4 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$50,054	$46,130	$146,425	$131,307
Firm commitments (ASC 606 revenue)	3,700	3,351	11,208	10,789
Total firm commitments revenue	53,754	49,481	157,633	142,096
Ancillary revenue (ASC 606 revenue)	10,141	10,430	30,484	30,577
Ancillary revenue (ASC 842 revenue)	411	1,168	1,994	3,645
Total ancillary revenue	10,552	11,598	32,478	34,222
Total terminaling services fees	64,306	61,079	190,111	176,318
Pipeline transportation fees (ASC 842 revenue)	887	877	2,631	2,579
Management fees (ASC 606 revenue)	3,926	4,317	12,675	12,611
Management fees (ASC 842 revenue)	309	300	910	1,302
Total management fees	4,235	4,617	13,585	13,913
Total revenue	$69,428	$66,573	$206,327	$192,810

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2020 (remainder of the year)	$1,122	$183	$—	$260	$—	$2,131	$—	$3,696
2021	4,487	118	—	520	—	5,704	—	10,829
2022	1,549	—	—	—	—	1,573	—	3,122
2023	223	—	—	—	—	—	—	223
2024	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,381	$301	$—	$780	$—	$9,408	$—	$17,870

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2020 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

2020 (remainder of the year)	$50,654
2021	153,090
2022	108,858
2023	88,991
2024	53,803
Thereafter	488,119
Total estimated future ASC 842 revenue	$943,515

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Gulf Coast Terminals:
Terminaling services fees	$19,188	$18,930	$58,718	$52,074
Management fees	6	16	18	30
Revenue	19,194	18,946	58,736	52,104
Operating costs and expenses	(5,201)	(5,182)	(16,373)	(16,089)
Net margins	13,993	13,764	42,363	36,015
Midwest Terminals:
Terminaling services fees	2,159	3,115	5,635	8,356
Pipeline transportation fees	482	472	1,426	1,378
Revenue	2,641	3,587	7,061	9,734
Operating costs and expenses	(720)	(1,293)	(1,996)	(2,699)
Net margins	1,921	2,294	5,065	7,035
Brownsville Terminals:
Terminaling services fees	3,568	2,954	11,232	7,817
Pipeline transportation fees	405	405	1,205	1,201
Management fees	1,233	1,283	4,002	4,381
Revenue	5,206	4,642	16,439	13,399
Operating costs and expenses	(2,312)	(2,056)	(7,449)	(6,546)
Net margins	2,894	2,586	8,990	6,853
River Terminals:
Terminaling services fees	3,255	2,457	8,588	7,211
Revenue	3,255	2,457	8,588	7,211
Operating costs and expenses	(1,529)	(1,318)	(4,188)	(4,327)
Net margins	1,726	1,139	4,400	2,884
Southeast Terminals:
Terminaling services fees	22,439	22,039	65,578	65,167
Management fees	178	233	710	711
Revenue	22,617	22,272	66,288	65,878
Operating costs and expenses	(6,428)	(5,174)	(17,330)	(17,266)
Net margins	16,189	17,098	48,958	48,612
West Coast Terminals:
Terminaling services fees	13,697	11,584	40,360	35,693
Management fees	9	8	27	25
Revenue	13,706	11,592	40,387	35,718
Operating costs and expenses	(4,016)	(3,703)	(14,014)	(12,207)
Net margins	9,690	7,889	26,373	23,511
Central Services:
Management fees	2,809	3,077	8,828	8,766
Revenue	2,809	3,077	8,828	8,766
Operating costs and expenses	(5,035)	(5,669)	(15,883)	(17,050)
Net margins	(2,226)	(2,592)	(7,055)	(8,284)
Total net margins	44,187	42,178	129,094	116,626
General and administrative expenses	(4,820)	(4,603)	(16,387)	(17,979)
Insurance expenses	(1,258)	(1,240)	(3,746)	(3,819)
Deferred compensation expense	(309)	(376)	(1,574)	(1,469)
Depreciation and amortization	(14,674)	(13,362)	(42,557)	(39,121)
Earnings from unconsolidated affiliates	1,789	1,476	5,792	3,841
Gain from insurance proceeds	—	—	—	3,351
Operating income	24,915	24,073	70,622	61,430
Other expenses	(8,085)	(9,743)	(25,773)	(29,675)
Net earnings	$16,830	$14,330	$44,849	$31,755

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$17,005	$2,641	$3,345	$3,255	$22,617	$13,706	$—	$62,569
Affiliate customers	2,189	—	1,861	—	—	—	2,809	6,859
Revenue	$19,194	$2,641	$5,206	$3,255	$22,617	$13,706	$2,809	$69,428
Capital expenditures	$2,370	$567	$4,550	$3,782	$11,933	$1,486	$114	$24,802
Identifiable assets	$122,361	$19,153	$104,118	$48,841	$255,246	$271,338	$12,356	$833,413
Cash and cash equivalents								2,412
Investments in unconsolidated affiliates								227,009
Revolving credit facility unamortized deferred debt issuance costs, net								2,541
Other								4,262
Total assets								$1,069,637

	Three months ended September 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$17,096	$3,587	$2,684	$2,457	$22,272	$11,592	$—	$59,688
Affiliate customers	1,850	—	1,958	—	—	—	3,077	6,885
Revenue	$18,946	$3,587	$4,642	$2,457	$22,272	$11,592	$3,077	$66,573
Capital expenditures	$1,305	$234	$6,667	$641	$6,864	$2,349	$60	$18,120

	Nine months ended September 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$52,315	$7,061	$10,493	$8,588	$66,288	$40,387	$—	$185,132
Affiliate customers	6,421	—	5,946	—	—	—	8,828	21,195
Revenue	$58,736	$7,061	$16,439	$8,588	$66,288	$40,387	$8,828	$206,327
Capital expenditures	$6,330	$924	$15,036	$5,794	$18,940	$5,545	$998	$53,567

	Nine months ended September 30, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$45,712	$9,734	$7,039	$7,211	$65,878	$35,718	$—	$171,292
Affiliate customers	6,392	—	6,360	—	—	—	8,766	21,518
Revenue	$52,104	$9,734	$13,399	$7,211	$65,878	$35,718	$8,766	$192,810
Capital expenditures	$4,373	$621	$18,118	$1,807	$31,301	$8,817	$380	$65,417

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand and pricing for crude oil, refined petroleum products, biofuels, and other products that we handle. The reduction in commodity price in 2020 and demand for products that we handle has, for the time being, resulted in a strong demand for storage capacity. For example, in late March 2020, we contracted approximately 1,000,000 barrels of capacity at our Cushing, Oklahoma terminal and approximately 705,000 barrels of available capacity at our Collins, Mississippi terminal that had recently become available. Currently, approximately 84% of our terminaling services revenue is derived from firm commitments pursuant to our multi-year agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement. Further, the majority of our terminaling services agreements have a remaining term in excess of one year. As a result we expect the negative impacts to our business to continue to be primarily limited to delays in our capital expansion projects, which may be occurring, in part, due to state and local government responses to COVID-19.

We have taken proactive measures to deliver our services safely and reliably during the COVID-19 pandemic. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We are following recommendations from public health authorities and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by the COVID-19 pandemic, including the recent rise in caseload in the majority of the country; thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. There continue to be too many variables and uncertainties regarding COVID-19 — including the continued spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to the global economic recession that could result from the measures taken to combat the virus. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter of 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the first quarter of 2021. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2020. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2020	2019
Terminaling services fees	$64,306	$61,079
Pipeline transportation fees	887	877
Management fees	4,235	4,617
Revenue	$69,428	$66,573

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

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2020	2019
Gulf Coast terminals	$19,194	$18,946
Midwest terminals	2,641	3,587
Brownsville terminals	5,206	4,642
River terminals	3,255	2,457
Southeast terminals	22,617	22,272
West Coast terminals	13,706	11,592
Central services	2,809	3,077
Revenue	$69,428	$66,573

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2020	2019
Gulf Coast terminals	$19,188	$18,930
Midwest terminals	2,159	3,115
Brownsville terminals	3,568	2,954
River terminals	3,255	2,457
Southeast terminals	22,439	22,039
West Coast terminals	13,697	11,584
Central services	—	—
Terminaling services fees	$64,306	$61,079

The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the three months ended September 30, 2020 and 2019, are fees charged to affiliates of approximately $2.9 million and $2.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2020	2019
Firm commitments	$53,754	$49,481
Ancillary	10,552	11,598
Terminaling services fees	$64,306	$61,079

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2020 are as follows (in thousands):

Less than 1 year remaining	$17,018	32%
1 year or more, but less than 3 years remaining	16,710	31%
3 years or more, but less than 5 years remaining	11,410	21%
5 years or more remaining (1)	8,616	16%
Total firm commitments for the three months ended September 30, 2020	$53,754

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

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2020	2019
Gulf Coast terminals	$—	$—
Midwest terminals	482	472
Brownsville terminals	405	405
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$887	$877

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2020	2019
Gulf Coast terminals	$6	$16
Midwest terminals	—	—
Brownsville terminals	1,233	1,283
River terminals	—	—
Southeast terminals	178	233
West Coast terminals	9	8
Central services	2,809	3,077
Management fees	$4,235	$4,617

Included in management fees for the three months ended September 30, 2020 and 2019, are fees charged to affiliates of approximately $4.0 million and $4.4 million, respectively.

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

Operating Costs and Expenses

	Three months ended September 30,
	2020	2019
Wages and employee benefits	$12,210	$11,118
Utilities and communication charges	2,043	2,209
Repairs and maintenance	3,912	3,838
Office, rentals and property taxes	3,435	3,786
Vehicles and fuel costs	267	286
Environmental compliance costs	982	624
Other	2,392	2,534
Operating costs and expenses	$25,241	$24,395

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2020	2019
Gulf Coast terminals	$5,201	$5,182
Midwest terminals	720	1,293
Brownsville terminals	2,312	2,056
River terminals	1,529	1,318
Southeast terminals	6,428	5,174
West Coast terminals	4,016	3,703
Central services	5,035	5,669
Operating costs and expenses	$25,241	$24,395

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $4.8 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2020 and 2019, the expense associated with insurance was approximately $1.3 million and $1.2 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods. The expenses associated with these deferred compensation awards were approximately $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020 and 2019, depreciation and amortization expense was approximately $14.7 million and $13.4 million, respectively. The increase in depreciation and amortization expense for the three months ended September 30, 2020 is attributable to placing expansion projects in service throughout the past year.

For the three months ended September 30, 2020 and 2019, interest expense was approximately $7.4 million and $9.1 million, respectively. The decrease in interest expense for the three months ended September 30, 2020 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2020	2019
BOSTCO	$1,132	$594
Frontera	657	882
Total earnings from investments in unconsolidated affiliates	$1,789	$1,476

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended September 30,
	2020	2019
BOSTCO	$2,508	$1,504
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$2,508	$1,504

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2020	2019
BOSTCO	$3,201	$2,063
Frontera	339	672
Cash distributions received from unconsolidated affiliates	$3,540	$2,735

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2020	2019
Terminaling services fees	$190,111	$176,318
Pipeline transportation fees	2,631	2,579
Management fees	13,585	13,913
Revenue	$206,327	$192,810

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

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2020	2019
Gulf Coast terminals	$58,736	$52,104
Midwest terminals	7,061	9,734
Brownsville terminals	16,439	13,399
River terminals	8,588	7,211
Southeast terminals	66,288	65,878
West Coast terminals	40,387	35,718
Central services	8,828	8,766
Revenue	$206,327	$192,810

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2020	2019
Gulf Coast terminals	$58,718	$52,074
Midwest terminals	5,635	8,356
Brownsville terminals	11,232	7,817
River terminals	8,588	7,211
Southeast terminals	65,578	65,167
West Coast terminals	40,360	35,693
Central services	—	—
Terminaling services fees	$190,111	$176,318

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of recontracting capacity to third-party customers at higher rates. The decrease in terminaling services fees at our Midwest terminals is primarily a result of our capacity in Cushing, Oklahoma being off-contract in the first quarter of 2020. The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service new tank capacity. The increase in terminaling services fees at our River terminals is primarily a result of contracting available capacity to third-party customers. The increase in terminaling services fees at our West Coast terminals is primarily a result of contracting available capacity to third-party customers and placing into service new tank capacity.

Included in terminaling services fees for the nine months ended September 30, 2020 and 2019, are fees charged to affiliates of approximately $8.3 million and $8.4 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2020	2019
Firm commitments	$157,633	$142,096
Ancillary	32,478	34,222
Terminaling services fees	$190,111	$176,318

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

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2020	2019
Gulf Coast terminals	$—	$—
Midwest terminals	1,426	1,378
Brownsville terminals	1,205	1,201
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$2,631	$2,579

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2020	2019
Gulf Coast terminals	$18	$30
Midwest terminals	—	—
Brownsville terminals	4,002	4,381
River terminals	—	—
Southeast terminals	710	711
West Coast terminals	27	25
Central services	8,828	8,766
Management fees	$13,585	$13,913

Included in management fees for the nine months ended September 30, 2020 and 2019, are fees charged to affiliates of approximately $12.8 million and $13.1 million, respectively.

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

Operating Costs and Expenses

	Nine months ended September 30,
	2020	2019
Wages and employee benefits	$36,828	$36,084
Utilities and communication charges	6,652	7,594
Repairs and maintenance	11,117	10,385
Office, rentals and property taxes	10,309	10,850
Vehicles and fuel costs	801	828
Environmental compliance costs	2,772	2,574
Other	8,754	7,869
Operating costs and expenses	$77,233	$76,184

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2020	2019
Gulf Coast terminals	$16,373	$16,089
Midwest terminals	1,996	2,699
Brownsville terminals	7,449	6,546
River terminals	4,188	4,327
Southeast terminals	17,330	17,266
West Coast terminals	14,014	12,207
Central services	15,883	17,050
Operating costs and expenses	$77,233	$76,184

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $16.4 million and $18.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2020 is primarily attributable to one-time costs associated with the Take-Private Transaction during the nine months ended September 30, 2019.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2020 and 2019, the expense associated with insurance was approximately $3.7 million and $3.8 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $1.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was approximately $42.6 million and $39.1 million, respectively. The increase in depreciation and amortization expense for the nine months ended September 30, 2020 is attributable to placing expansion projects in service throughout the past year.

For the nine months ended September 30, 2020 and 2019, interest expense was approximately $23.9 million and $27.7 million, respectively. The decrease in interest expense for the nine months ended September 30, 2020 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
BOSTCO	$3,942	$1,733
Frontera	1,850	2,108
Total earnings from investments in unconsolidated affiliates	$5,792	$3,841

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
BOSTCO	$5,679	$2,580
Frontera	—	225
Additional capital investments in unconsolidated affiliates	$5,679	$2,805

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
BOSTCO	$8,254	$6,760
Frontera	1,633	1,989
Cash distributions received from unconsolidated affiliates	$9,887	$8,749

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$94,741	$65,967
Net cash used in investing activities	$(59,246)	$(63,234)
Net cash used in financing activities	$(34,173)	$(3,411)

The increase in net cash provided by operating activities is primarily related to increased revenue from recontracting activity, placing into service new tank capacity at our Brownsville and West Coast terminals and the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to less construction spend in 2020.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2021. At September 30, 2020, the remaining expenditures to complete the approved projects are estimated to be approximately $47 million. These expenditures primarily relate to the construction costs associated with our expansion of the Brownsville operations.

The increase in net cash used in financing activities includes a decrease of approximately $32.6 million in net borrowings under our revolving credit facility primarily due to increased cash flows from operations and less spend on growth capital projects in 2020.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2020, our outstanding borrowings under our revolving credit facility were $355.0 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

	Three months ended				Twelve months ending
	December 31,	March 31,	June 30,	September 30,	September 30,
	2019	2019	2020	2020	2020
Financial performance covenant tests:
Consolidated EBITDA (1)	$38,379	$35,659	$40,275	$41,340	$155,653
Material Project credit (2)	3,233	—	—	—	3,233
Consolidated EBITDA for the leverage ratios (1)	$41,612	$35,659	$40,275	$41,340	$158,886
Revolving credit facility debt					355,000
6.125% senior notes due in 2026					299,900
Consolidated funded indebtedness					$654,900
Senior secured leverage ratio					2.23
Total leverage ratio					4.12
Consolidated EBITDA for the interest coverage ratio (1)	$38,379	$35,659	$40,275	$41,340	$155,653
Consolidated interest expense (1) (3)	$8,731	$8,942	$7,956	$7,435	$33,064
Interest coverage ratio					4.71
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$41,612	$35,659	$40,275	$41,340	$158,886
Material Project credit (2)	(3,233)	—	—	—	(3,233)
Interest expense	(8,539)	(9,214)	(7,204)	(7,435)	(32,392)
Unrealized (gain) loss on derivative instruments	(192)	272	(752)	—	(672)
Amortization of deferred revenue	(685)	(33)	1,228	239	749
Change in operating assets and liabilities	3,155	(7,872)	7,497	741	3,521
Cash flows provided by operating activities	$32,118	$18,812	$41,044	$34,885	$126,859

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)	Reflects percentage of completion pro forma credit for the Brownsville operations expansion that qualifies as a “Material Project” under the terms of our revolving credit facility.
(3)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At September 30, 2020, we had outstanding borrowings of $355.0 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2020, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 13, 2020 and in our Quarterly Report on Form 10-Q filed on August 10, 2020, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020 and our Quarterly Report on Form 10-Q filed on August 10, 2020.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 6, 2020	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer