Form 10-K
period 2020-12-31
TransMontaigne Partners LLC
filed 2021-03-05
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
⌧ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ⌧ No ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ◻ No ⌧

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2020 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	the price and availability of financing;
●	large customer defaults;
●	interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	the ongoing pandemic involving COVID-19.

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

Overview

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. We do not purchase or market products that we handle or transport. Therefore, we do not have direct exposure to changes in commodity prices, except for the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from the pipeline, ship, barge or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and heat residual fuel oils and asphalt stored in our tanks. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

Recent Developments

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand and pricing for crude oil, refined petroleum products, renewable products, and other products that we handle. The reduction in commodity price in 2020 and demand for products that we handle has, for the time being, resulted in a strong demand for storage capacity. For example, in late March 2020, we contracted approximately 1,000,000 barrels of capacity at our Cushing, Oklahoma terminal and approximately 705,000 barrels of available capacity at our Collins, Mississippi terminal that had recently become available. Currently, approximately 83% of our terminaling services revenue is derived from firm commitments pursuant to our multi-year agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement. Further, the majority of our terminaling services agreements have a remaining term in excess of one year. As a result, we expect the negative impacts to our business to continue to be primarily limited to delays in our capital expansion projects, which may be occurring, in part, due to state and local government responses to COVID-19.

We have taken proactive and sustained measures to deliver our services safely and reliably during the COVID-19 pandemic. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We are following recommendations from public health authorities and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by the COVID-19 pandemic, including the recent rise in caseload in the majority of the country; thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. There continue to be too many variables and uncertainties regarding COVID-19 — including the continued spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease and the availability and the resulting economic impact of any such advancements or vaccinations — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter of 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2021. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in Frontera and BOSTCO (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2020 are as follows:

Active storage
capacity (1)
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (2)	376,000
Jacksonville, FL	271,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,293,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,854,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	419,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,582,000
Brownsville Terminal	1,471,000
River Terminals:
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	199,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS	406,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,248,000

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	367,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	507,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	12,344,000
West Coast Terminals:
Martinez, CA	4,754,000
Richmond, CA	642,000
West Coast Total	5,396,000
Our Joint Ventures Terminals:
Frontera Joint Venture Terminal (3)	1,656,000
BOSTCO Joint Venture Terminal (4)	7,080,000
TOTAL CAPACITY	38,631,000

(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.
(4)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member interest.

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and crude oil. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail, and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South)

terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals. In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and will take operatorship, of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Our Rogers facility is the only products terminal located in Northwest Arkansas.

We lease land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by a third party for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

Brownsville, Texas Operations. We own and operate a product terminal with approximately 1.5 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and natural gas liquids. Our Brownsville facilities receive products on behalf of our customers from vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second quarter 2021, and have previously filed revised tariffs with the FERC to support such activities.

River Operations. Our River terminals are composed of 11 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.3 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two active product terminals with approximately 5.4 million barrels of aggregate active storage capacity. The terminals are well positioned with pipeline connections to three of the five local refineries and marine access to all five in the San Francisco Bay area and direct connection to the Northern California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol and other renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

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

Our Services and Revenue Streams

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. The fees we charge and our other sources of revenue are composed of:

●	Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, ancillary revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

●	Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement. Revenue associated with the capacity reservation agreement is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. Once our Brownsville terminal expansion efforts are complete, including the conversion of our Diamondback pipeline to transport diesel and gasoline, we then expect to earn pipeline transportation fees at our Diamondback pipeline based on the volume of product transported subject to minimum volume commitments. We earn pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who has contracted for 100% of our Razorback system.
●	Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019.

Further detail regarding our financial information can be found under Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Business Strategies

Generate stable cash flows through the use of long-term contracts with our customers. We intend to continue to generate stable and predictable cash flows by capitalizing on our high quality, well positioned and geographically diverse asset base, which is critical infrastructure for our customers. In addition, we seek to continue to enhance the stability of our business by focusing on our highly contracted assets, long-term relationships with high quality customers, fee-based cash flows and multi-year minimum revenue commitments. We generate revenue from customers who pay us fees based on the volume of terminal capacity contracted for, volume of products throughput at our terminals or volume of products transported in our pipelines.

Attract additional volumes and products to our systems. We intend to attract new volumes of refined products, crude oil, renewable products, and specialty chemicals to our systems and terminals from existing and new customers by leveraging our asset base, continuing to provide superior customer service and through aggressively marketing our services to additional customers in our areas of operation. We have available capacity at certain terminal locations and our terminal facilities that have traditionally handled refined products are also well-positioned to service other products, including renewable products; as a result, we can accommodate additional volumes and varying products at a minimal incremental cost.

Capitalize on organic growth opportunities associated with our existing assets. We continually seek to identify and evaluate economically attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint and strategic relationships with our customers. We intend to focus on projects that can be completed at a relatively low cost, that have potential for attractive returns, and that are responsive to changes in customer demand, including as it may relate to an increased demand for renewable products storage capacity and terminaling services. For example at our Collins terminal, we implemented the design and construction of 870,000 barrels of new refined and renewable products storage capacity supported by the execution of a new long-term, fee-based terminaling services agreement with a third party customer, which constituted the beginning of a Phase II expansion. During the first quarter of 2019, 870,000 barrels were placed into service. To facilitate our further expansion of tankage at Collins, we also entered into an agreement with Colonial Pipeline Company for significant improvements to the Colonial Pipeline receipt and delivery manifolds and our related receipt and delivery facilities. The improvements will result in significant increased flexibility for our Collins customers including the simultaneous receipt and delivery of gasoline from and to Colonial’s Line 1 at full line rates including the ability to receive and deliver segregated batches at these rates; a dedicated and segregated line for the receipt and delivery of distillates from and to Colonial’s Line 2; and a dedicated and segregated line for the receipt and delivery of jet fuel from and to Colonial’s Line 2. The improvements were completed in the fourth quarter of 2019. The cost of the approximately 870,000 barrels of new storage capacity and our share of the improvements to the pipeline connections was approximately $60 million, with expected annual cash returns in the low-teens.

In addition, our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional refined and renewable products storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline to the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and can be used to transport additional refined products. The majority of the additional storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter 2021. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

Pursue strategic and accretive acquisitions. We plan to pursue accretive acquisitions of high quality, critical energy infrastructure assets that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We will pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We will also seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions.

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

Competitive Conditions

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling and transportation services on a more competitive basis. We compete with national, regional and local terminal and transportation companies, including the major integrated oil companies, of widely varying sizes, financial resources and levels of experience. These competitors include BP p.l.c., Buckeye Partners, L.P., Chevron U.S.A. Inc., CITGO Petroleum Corporation, Exxon Mobil Oil Corporation, HollyFrontier Corporation and its affiliate Holly Energy Partners, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., Marathon Petroleum Corporation and its affiliate MPLX LP, Motiva Enterprises LLC, Murphy Oil Corporation, NuStar Energy L.P., Phillips 66 and its affiliate Phillips 66 Partners LP, Sunoco, Inc. and its affiliate Sunoco Logistics Partners L.P., and terminals in the Caribbean. In particular, our ability to compete could be harmed by factors we cannot control, including:

●	price competition from terminal and transportation companies, some of which are substantially larger than we are and have greater financial resources, and control substantially greater storage capacity, than we do;
●	the perception that another company can provide better service; and

●	the availability of alternative supply points, or supply points located closer to our customers’ operations.

We also compete with national, regional and local terminal and transportation companies for acquisition and expansion opportunities. Some of these competitors are substantially larger than us and have greater financial resources and lower costs of capital than we do.

Significant Customer Relationships

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up approximately 79% of the total revenue for the year ended December 31, 2020. These relationships include Pilot Flying J, Freepoint Commodities LLC, RaceTrac Petroleum Inc., Atlantic Trading and Marketing, Tesoro, Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell, Marathon Petroleum, Gunvor and Vitol.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via wireless, radio and frame relay communication systems from a central control room located in Atlanta, Georgia. We also monitor activity at our terminals from this control room.

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors and valves associated with the receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur and provide for remote-controlled shutdown of pump stations on the pipeline. Pump stations and meter-measurement points on the pipeline are linked by high speed communication systems for remote monitoring and control. In addition, our Collins terminal contains full back-up/redundant disaster recovery systems covering all of our SCADA systems.

Government Regulation and Environmental Matters

Our business is subject to a myriad of federal, state, and local laws and regulations, including relating to protection of the environment. We are committed to complying with these laws and regulations. To date, such compliance has not had a material adverse effect on our business, financial position, results of operations, liquidity, or competitive position.

Regulation. We are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (PHMSA) under the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products pipelines and requires any entity that owns or operates such pipeline facilities to comply with certain regulations, to permit access to and copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with PIPES and the regulations promulgated thereunder.

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

We also are subject to PHMSA regulations applicable to High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). These regulations specify how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulations require an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigating measures exist. Through this program, we evaluated a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulations require prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments and believe that we are in material compliance with these PHMSA regulations. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on the safety of hazardous liquid pipelines and enhanced emergency order procedures. The safety of hazardous liquid pipelines rule extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule took effect on July 1, 2020. The enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. This rule took effect on December 2, 2019.

Our terminals also are subject to various state regulations regarding our storage of product in aboveground storage tanks. These regulations require, among other things, registration of tanks, financial assurances and inspection and testing, consistent with the standards established by the American Petroleum Institute. We have completed baseline assessments for all of the segments and believe that we are in material compliance with these aboveground storage tank regulations.

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

Environmental Matters. Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of product terminals and pipelines, we must comply with these laws and regulations at federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

●	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
●	requiring capital expenditures to comply with environmental control requirements; and
●	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Contamination resulting from spills or releases of products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the facilities we own as a result of past operations, we believe any such contamination is being controlled or remedied without having a material adverse effect on our financial condition. However, such costs can be unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

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

We currently own, lease, or operate numerous properties and facilities that for many years have been used for industrial activities, including product terminaling operations. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons, was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills).

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

Operational Hazards and Insurance. Our terminal and pipeline facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations, properties and loss of income at specified locations. Coverage for domestic acts of terrorism as defined in Terrorism Risk Insurance Program Reauthorization Act 2007 are covered under certain of our casualty insurance policies.

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

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the U.S./Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, by the end of the second quarter of 2021, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 1.23 percent adjustment for the five-year period beginning July 1, 2016. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

Negotiated Rates. The current rates charged by the Razorback pipeline and, upon recommencement of service, the Diamondback pipeline, are negotiated rates that were established via agreement with non-affiliated shippers and are not index rates or cost-of-service rates. Therefore, while we continue to monitor FERC’s policy changes with respect to index rates and cost-of-service rates, we do not expect such changes to have an adverse impact on the rates charged by the Razorback and Diamondback pipelines and do not discuss such changes here.

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

Safety and Maintenance. We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion-inhibiting systems.

We monitor or require the monitoring of the structural integrity of all of our Department of Transportation, or DOT, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Purvis bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; the Diamondback pipeline; and, until August 23, 2018, an approximately 18-mile, refined petroleum liquids pipeline in Texas, known as the “MB pipeline,” that we operated and maintained on behalf of PMI Services North America, Inc., an affiliate of PEMEX, which a third party has since taken operatorship. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. Beginning in 2002, the DOT required internal inspections or other integrity testing of all DOT-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all DOT inspection requirements for pipelines located in the United States.

Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along all of these pipelines. Employees participate in simulated spill deployment exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that the pipelines we own and manage have been constructed and are maintained or are required to be maintained in all material respects in accordance with applicable federal, state, and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT, and accepted industry practice.

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

Title to Properties

The Razorback and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee.

Some of the leases, easements, rights-of-way, permits, licenses and franchise ordinances transferred to us will require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. We have obtained sufficient third-party consents, permits, and authorizations for the transfer of the facilities necessary for us to operate our business in all material respects as described in this Annual Report. With respect to any consents, permits, or authorizations that have not been obtained, we believe that these consents, permits, or authorizations will be obtained, or that the failure to obtain these consents, permits, or authorizations would not have a material adverse effect on the operation of our business.

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

Human Capital Management

Employees. As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers. Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS.

As of March 5, 2021, we had approximately 540 employees. As of March 5, 2021, none of our employees or any TMC employees (and our officers) who provide services directly to us were covered by a collective bargaining agreement.

Attracting, Retaining and Developing Personnel. We face a competitive talent environment, including having an aging workforce. Maintaining appropriate headcount levels is critical to the operation of our terminals and other assets.

To attract and retain a successful workforce, we study market trends, benchmarking the attractiveness of our employee value proposition, and analyzing retention data. We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of quarterly surveys among management employees, to identify new initiatives that will help boost engagement and drive business results.

Employee Safety and Training. Employee health and safety and community safety are at the core of our operating principles. We are continuously monitoring and seeking to improve our safety performance. We measure this performance by tracking internal metrics such as incident rates. Our internal safety-audit program incorporates a risk based, terminal specific design that helps to ensure our continuous compliance with safety regulations and industry standards. We provide terminal personnel with ongoing safety compliance training, and we recognize our terminal employees with annual safety awards. All accident, incident, injury/lost-time and near-miss events are investigated and reviewed by our dedicated safety and health department and reported to executive management and, as applicable, to terminal managers, vendors, and employees. We use this investigation, review and reporting to translate events into safety/operational enhancements, policy changes, training, or discipline, in each case as appropriate, to mitigate the potential for recurrence. We have been recognized by the International Liquids Terminals Association (ILTA) multiple times for safety excellence.

Employee Development and Retention. We also emphasize developing personnel in connection with employee attraction and retainage efforts, as well as in connection with the efficient operation of our business. We provide a range of developmental programs, opportunities, skills, and resources for our employees to work safely and be successful in their careers. For example, we have a formalized terminal manager training and career advancement process to develop and promote talent from within. We provide hands-on training and simulation training designed to improve training effectiveness and safety outcomes. We also use modern learning and performance technologies to offer robust professional growth opportunities. Through on-demand digital course offerings, custom-built learning paths, and performance-management tools, our platforms deliver a contemporary, convenient, and inclusive approach to professional development.

Finally, we are committed to recruiting the most qualified, talented, and diverse people. We strive to create a diverse, equitable, and inclusive workplace where a wide range of perspectives and experiences are represented, valued, and empowered to thrive. While our current workforce reflects a broad range of backgrounds and experiences, we continue to focus on building an even more diverse workforce.

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

We expect to derive a substantial majority of our revenue from several significant customers for the foreseeable future. Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At December 31, 2020, our outstanding borrowings were $350.4 million. At December 31, 2020, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $40 million. We expect to fund our future investments and expansion capital expenditures with additional borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

Moreover, our long term business strategies include acquiring additional energy-related terminaling and transportation facilities and further expansion of our existing terminal capacity. We will need to raise additional funds to grow our business and implement these strategies. We anticipate that such additional funds may be raised through equity contributions from ArcLight or debt financings depending on the circumstances. Any equity contributions or debt financing, if available at all, may not be on terms that are favorable to us. Limitations on our access to capital could result from events or causes beyond our control, and could include, among other factors, significant increases in interest rates, increases in the risk premium required by investors, generally or for investments in energy-related companies, decreases in the availability of credit or the tightening of terms required by lenders. If we cannot obtain adequate financing, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2020, we had total long-term debt of $644.7 million and we had an unused borrowing base availability of $499.6 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

●	impair our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes;
●	require us to dedicate a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;
●	make us more vulnerable to competitive pressures, changes in interest rates or a downturn in our business or the economy generally; or
●	limit our flexibility in responding to changing business and economic conditions.

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

Our revolving credit facility and the indenture governing our senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	make distributions under certain circumstances;
●	make certain investments and acquisitions;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company or undergo a change in control; and
●	transfer, sell or otherwise dispose of assets.

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

Our revolving credit facility matures in March 2022, and our senior notes mature in February 2026. At December 31, 2020, we had outstanding borrowings under our revolving credit facility of $350.4 million and outstanding senior notes of $299.9 million, respectively. Our revolving credit facility provides that we pay interest on outstanding balances at interest rates based on market rates plus specified margins, ranging from 1.75% to 2.75% depending on the total leverage ratio in the case of loans with interest rates based on LIBOR, or ranging from 0.75% to 1.75% depending on the total leverage ratio in the case of loans with interest rates based on the base rate. We pay a fixed 6.125% interest rate on our senior notes. In the event we are required to refinance our revolving credit facility or our senior notes in unfavorable market conditions, we may have to pay interest at higher rates and may be subject to more stringent financial covenants than we have today, which could adversely affect our results of operations.

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

Subject to the restrictions in the instruments governing our outstanding indebtedness (including our revolving credit facility and senior notes), we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2020, we had additional borrowing capacity of $499.6 million under our revolving credit facility, all of which would be secured if borrowed.

Any increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

●	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
●	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and
●	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general company purposes may be limited.

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

We face competition from other terminals and pipelines that may be able to supply our customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

●	price competition from terminal and transportation companies, some of which are substantially larger than us and have greater financial resources and control substantially greater product storage capacity, than we do;
●	the perception that another company may provide better service; and
●	the availability of alternative supply points or supply points located closer to our customers’ operations.

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

Our Southeast facilities include 20 active product terminals located along the Plantation and Colonial pipeline systems and primarily receive refined products from Plantation and Colonial on behalf of our customers. In addition, the Collins terminal receives from, delivers to, and transfers refined petroleum products between the Colonial and Plantation pipeline systems. In these instances, we depend on our terminals’ connections to such petroleum pipelines owned and operated by third parties to supply our terminal facilities. Our ability to compete in a particular terminal market could be harmed by factors we cannot control, including changes in pipeline service offerings at one or more of our terminals or changes in pipeline tariffs that make alternative third party terminal locations or different transportation options more attractive to our current or prospective customers.

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

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available to various enterprises, including those involved in the supply and marketing of products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic product throughput volumes could result in a material decline in the use of our tank capacity or the throughput of product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue, results of operations and cash flows to decline.

Our business involves many hazards and operational risks, including adverse weather conditions, which could cause us to incur substantial liabilities and increased operating costs.

Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

●	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
●	extreme weather conditions, such as hurricanes, tropical storms and rough seas, which are common along the Gulf Coast, and earthquakes, which are common along the West Coast;
●	explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors;
●	epidemic or pandemic diseases; or
●	acts of terrorism or vandalism.

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

Market uncertainties, adverse economic conditions or lack of consumer confidence, in each case, including as may result from the COVD-19 pandemic, may result in lower consumer spending on gasolines, distillates and travel, and high prices of refined products could cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the volatility in the price of refined products may render our customers’ hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

Additional factors that could lead to a decrease in market demand for refined products include:

●	an increase in the market price of crude oil that leads to higher refined product prices;
●	higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy or otherwise;
●	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines (although, we do handle or would be capable of handling many renewable products at most of our terminal facilities); or
●	events that impact global market demand in a way that is not presently possible to predict, including impacts from global health epidemics and concerns, such as the coronavirus (COVID-19).

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

We utilize information technology systems to operate our assets and manage our businesses. A cyber-attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes, including as a result of attempts to seek ransom from the Company. Additionally, we rely on third-party systems that could also be subject to cyber-attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third-party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber-attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of our employees and of employees of TMC, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties or could disrupt our operations, any of which could adversely affect our results of operations, financial position or cash flows.

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

Our business is subject to the jurisdiction of numerous governmental agencies that enforce complex and stringent laws and regulations with respect to a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs resulting from stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws and regulations might adversely impact our activities, including the transportation, storage and distribution of petroleum products. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. Furthermore, our failure to comply with environmental or safety related laws and regulations also could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even the issuance of injunctions that restrict or prohibit the performance of our operations.

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

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In June 2017, former President Trump announced that the United States intended to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In

August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. In November 2019, the United States formally initiated the withdrawal process. However, on January 20, 2021, President Biden announced that the United States would rejoin the Paris Agreement. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

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

These conflicts include, among others, the following potential conflicts of interest:

●	ArcLight and its affiliates may engage in competition with us under certain circumstances;
●	Neither our operating agreement nor any other agreement requires ArcLight or its affiliates to pursue a business strategy that favors us. This entitles ArcLight to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any other security-holder. ArcLight’s directors and officers have fiduciary duties to make decisions in the best interests of ArcLight, which may be contrary to our interests or the interests of our customers;
●	Our operating agreement does not restrict ArcLight from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
●	ArcLight is allowed to take into account the interests of parties other than us, such as ArcLight, or its affiliates, in resolving conflicts of interest. Specifically, in determining whether a transaction or resolution is “fair and reasonable,” ArcLight may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;
●	Our officers are officers of affiliates of Arclight, and we are managed by TLP Finance, our direct parent and a controlled subsidiary of ArcLight, and also devote significant time to the business of these entities and are compensated accordingly;
●	ArcLight has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to any party for actions that, without the limitations, might constitute breaches of fiduciary duty.

ArcLight will not have any liability to us for decisions made in its capacity as our sole equity-holder so long as it acted in good faith, meaning it believed that its decision was in the best interests of our company;
●	ArcLight determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional securities, and reserves, each of which can affect our cash flows;
●	ArcLight determines the amount and timing of any capital expenditures by our company and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, which can affect our cash flows;
●	ArcLight and its officers and directors will not be liable for monetary damages to us, our security-holders or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that ArcLight or those other persons acted in bad faith or engaged in fraud or willful misconduct; or
●	ArcLight decides whether to retain separate counsel, accountants or others to perform services on our behalf.

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

General Risks

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

Any acquisitions we make are subject to substantial risks, which could adversely affect our financial condition and results of operations.

Any acquisition involves potential risks, including risks that we may:

●	fail to realize anticipated benefits, such as cost-savings or cash flow enhancements;
●	decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

●	significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;
●	encounter difficulties operating in new geographic areas or new lines of business;
●	be unable to secure adequate customer commitments to use the acquired systems or facilities;
●	incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;
●	be unable to hire, train or retain qualified personnel to manage and operate our growing business and assets;
●	be unable to successfully integrate the assets or businesses we acquire;
●	less effectively manage our historical assets because of the diversion of management’s attention; or
●	incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. The following selected financial data for each of the years in the five-year period ended December 31, 2020, has been derived from our consolidated financial statements. You should not expect the results for any prior periods to be indicative of the results that may be achieved in future periods. You should read the following information together with our historical consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Years ended December 31,
	2020 (1) (2)	2019 (1) (2)	2018 (1) (2)	2017 (1) (2)	2016 (2)

	(in thousands)
Operations Data:
Revenue	$277,093	$263,042	$232,297	$184,447	$164,943
Operating costs and expenses	(102,611)	(103,022)	(98,977)	(81,327)	(83,281)
General and administrative expenses	(21,657)	(23,660)	(23,707)	(23,692)	(18,571)
Insurance expenses	(4,973)	(4,995)	(4,976)	(4,064)	(4,081)
Deferred compensation expense	(1,834)	(2,308)	(3,478)	(2,999)	(3,263)
Depreciation and amortization	(57,400)	(52,535)	(49,793)	(36,188)	(32,383)
Earnings from unconsolidated affiliates	6,498	4,894	8,852	7,071	10,029
Gain from insurance proceeds	—	3,351	—	—	—
Loss on disposition of assets	—	—	(901)	—	—
Operating income	95,116	84,767	59,317	43,248	33,393
Other expenses:
Interest expense	(31,194)	(36,196)	(31,900)	(10,473)	(7,787)
Amortization of deferred debt issuance costs	(2,574)	(2,657)	(3,037)	(1,221)	(818)
Net earnings	$61,348	$45,914	$24,380	$31,554	$24,788
Other Financial Data:
Net cash provided by operating activities	$130,041	$100,589	$103,210	$86,037	$63,414
Net cash used in investing activities	$(79,994)	$(90,967)	$(56,869)	$(336,955)	$(69,089)
Net cash provided by (used in) financing activities	$(50,542)	$(9,558)	$(46,284)	$250,875	$(10,106)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$737,501	$727,220	$689,170	$656,092	$418,130
Investments in unconsolidated affiliates	$225,948	$225,425	$227,031	$233,181	$241,093
Total assets	$1,069,206	$1,072,053	$1,002,008	$988,082	$691,858
Long-term debt	$644,659	$644,162	$598,622	$593,200	$291,800
Equity	$335,293	$324,087	$338,585	$361,940	$368,607

(1)	On December 15, 2017, we acquired the West Coast terminals from a third party for a total purchase price of $276.8 million. The West Coast terminals represent two waterborne refined product and crude oil terminals located in the San Francisco Bay Area refining complex with a total of 63 storage tanks with approximately 5.4 million barrels of active storage capacity. The West Coast terminals have access to domestic and international crude oil and refined products markets through marine, pipeline, truck and rail logistics capabilities. The accompanying consolidated financial statements include the assets, liabilities and results of operations of the West Coast terminals from December 15, 2017.
(2)	The June 1, 2019 TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS as of and for the years ended December 31, 2020, 2019, 2018, 2017 and eleven months ended 2016. For comparability, an estimate of the results of operations of TMS is included for January 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this Annual Report.

OVERVIEW

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. We do not purchase or market products that we handle or transport. Therefore, we do not have direct exposure to changes in commodity prices, except for the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from the pipeline, ship, barge or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines; and heat residual fuel oils and asphalt stored in our tanks. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

Following the consummation of our Take-Private Transaction in February of 2019, we are wholly owned by TLP Finance Holdings, LLC, an indirect controlled subsidiary of ArcLight Energy Partners Fund VI, L.P.

NATURE OF ASSETS

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products and crude oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and crude oil. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail, and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals. In Missouri and Arkansas, we own and operate the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and will take operatorship, of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Our Rogers facility is the only products terminal located in Northwest Arkansas.

We lease land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from a pipeline system owned by a third party for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

Brownsville, Texas Operations. We own and operate a product terminal with approximately 1.5 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, wax and propane on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and natural gas liquids. Our Brownsville facilities receive products on behalf of our customers from vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second quarter 2021, and have previously filed revised tariffs with the FERC to support such activities.

River Operations. Our River terminals are composed of 11 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels and barges on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.3 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Plantation and Colonial pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of two active product terminals with approximately 5.4 million barrels of aggregate active storage capacity. The terminals are well positioned with pipeline connections to three of the five local refineries and marine access to all five in the San Francisco Bay area and direct connection to the Northern California products pipeline distribution system. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas and ethanol and other renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. We have several significant customer relationships that made up approximately 79% of the total revenue for the year ended December 31, 2020. These relationships include Pilot Flying J, Freepoint Commodities LLC, RaceTrac Petroleum Inc., Atlantic Trading and Marketing, Tesoro, Musket Corporation, BP, Associated Asphalt, Magellan Pipeline Company, L.P., United States Government, Valero Marketing and Supply Company, PMI Trading Ltd., Exxon Mobil Oil Corporation, World Fuel Services Corporation, Chevron Corporation, Shell, Marathon Petroleum, Gunvor and Vitol.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals in Pennsylvania, and, prior to July 1, 2019, the Baltimore Terminal.

Operating costs and expenses. The operating costs and expenses of our operations include the wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals and pipelines.

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

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand and pricing for crude oil, refined petroleum products, renewable products, and other products that we handle. The reduction in commodity price in 2020 and demand for products that we handle has, for the time being, resulted in a strong demand for storage capacity. For example, in late March 2020, we contracted approximately 1,000,000 barrels of capacity at our Cushing, Oklahoma terminal and approximately 705,000 barrels of available capacity at our Collins, Mississippi terminal that had recently become available. Currently, approximately 83% of our terminaling services revenue is derived from firm commitments pursuant to our multi-year agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement. Further, the majority of our terminaling services agreements have a remaining term in excess of one year. As a result, we expect the negative impacts to our business to continue to be primarily limited to delays in our capital expansion projects, which may be occurring, in part, due to state and local government responses to COVID-19.

We have taken proactive and sustained measures to deliver our services safely and reliably during the COVID-19 pandemic. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We are following recommendations from public health authorities and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by the COVID-19 pandemic, including the recent rise in caseload in the majority of the country; thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. There continue to be too many variables and uncertainties regarding COVID-19 — including the continued spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease and the availability and the resulting economic impact of any such advancements or vaccinations — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity to be completed in the first quarter of 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the second quarter of 2021. We expect the construction of the gasoline railcar loading capabilities to be completed in the first quarter 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

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

Accrued environmental obligations. At December 31, 2020, we have an accrued liability of approximately $1.0 million representing our best estimate of the undiscounted future payments we expect to pay for environmental costs to remediate existing conditions. Estimates of our environmental obligations are subject to change due to a number of factors and judgments involved in the estimation process, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes affecting remediation methods, alternative remediation methods and strategies and changes in environmental laws and regulations. Changes in our estimates and assumptions may occur as a result of the passage of time and the occurrence of future events.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

	Total Revenue by Business Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Terminaling services fees	$255,009	$240,950	$216,231
Pipeline transportation fees	3,519	3,457	3,295
Management fees	18,565	18,635	12,771
Revenue	$277,093	$263,042	$232,297

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

	Total Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast terminals	$76,907	$73,416	$64,622
Midwest terminals	10,267	11,655	11,899
Brownsville terminals	21,969	18,953	17,246
River terminals	11,700	10,233	10,654
Southeast terminals	89,520	88,777	83,712
West Coast terminals	54,470	48,196	39,960
Central services	12,260	11,812	4,204
Revenue	$277,093	$263,042	$232,297

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

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast terminals	$76,875	$73,380	$64,338
Midwest terminals	8,358	9,804	10,127
Brownsville terminals	15,071	11,560	8,339
River terminals	11,700	10,233	10,654
Southeast terminals	88,573	87,813	82,821
West Coast terminals	54,432	48,160	39,952
Central services	—	—	—
Terminaling services fees	$255,009	$240,950	$216,231

The increase in terminaling services fees at our Gulf Coast terminals for the years ended December 31, 2020 and 2019 is primarily a result of recontracting capacity to third-party customers at higher rates. The decrease in terminaling services fees at our Midwest terminals for the year ended December 31, 2020 is primarily a result of our capacity in Cushing, Oklahoma being off-contract in the first quarter of 2020. The increase in terminaling services fees at our Brownsville terminals for the years ended December 31, 2020 and 2019 is primarily a result of placing into service approximately 0.6 million barrels of new tank capacity in various stages throughout 2019. The increase in terminaling services fees at our River terminals for the year ended December 31, 2020 is primarily a result of contracting available capacity to third-party customers. The increase in terminaling services fees at our Southeast terminals for the years ended December 31, 2020 and 2019 is primarily a result of placing into service approximately 0.9 million barrels of new tank capacity at our Collins terminal in the first quarter of 2019. The increase in terminaling services fees at our

West Coast terminals for the years ended December 31, 2020 and 2019 is primarily a result of contracting available capacity to third-party customers, re-contracting capacity at higher rates and placing into service approximately 0.1 million barrels of new tank capacity in the first quarter of 2019.

Included in terminaling services fees for the years ended December 31, 2020, 2019 and 2018 are fees charged to affiliates of approximately $11.3 million, $11.2 million and $11.0 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Firm commitments	$212,403	$192,440	$171,774
Ancillary	42,606	48,510	44,457
Terminaling services fees	$255,009	$240,950	$216,231

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2020 were as follows (in thousands):

Less than 1 year remaining	$45,038	21%
1 year or more, but less than 3 years remaining	69,431	32%
3 years or more, but less than 5 years remaining	52,099	25%
5 years or more remaining (1)	45,835	22%
Total firm commitments for the year ended December 31, 2020	$212,403

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast terminals	$—	$—	$—
Midwest terminals	1,909	1,851	1,772
Brownsville terminals	1,610	1,606	1,523
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Central services	—	—	—
Pipeline transportation fees	$3,519	$3,457	$3,295

Included in pipeline transportation fees for each of the years ended December 31, 2020, 2019 and 2018 are fees charged to affiliates of approximately $nil.

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals in Pennsylvania, and, prior to July 1, 2019, the Baltimore Terminal. The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast terminals	$32	$36	$284
Midwest terminals	—	—	—
Brownsville terminals	5,288	5,787	7,384
River terminals	—	—	—
Southeast terminals	947	964	891
West Coast terminals	38	36	8
Central services	12,260	11,812	4,204
Management fees	$18,565	$18,635	$12,771

The decrease in Brownsville terminals management fees for the year ended December 31, 2019 is a result of no longer operating and managing for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility as of August 23, 2018. The increase in Central services management fees for the year ended December 31, 2019 is a result of operating and managing additional terminal facilities that are owned by affiliates of ArcLight including SeaPort Midstream Partners, SeaPort Sound, Lucknow-Highspire Terminals and, prior to July 1, 2019, the Baltimore Terminal. We began to operate SeaPort Midstream Partners in November 2017, SeaPort Sound and the Baltimore Terminal in November 2018, and we began to manage Lucknow-Highspire Terminals starting January 1, 2019. Our management of the Baltimore Terminal ended on July 1, 2019.

Included in management fees for the years ended December 31, 2020, 2019 and 2018 are fees charged to affiliates of approximately $17.5 million, $17.6 million and $10.0 million, respectively.

ANALYSIS OF COSTS AND EXPENSES

The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals and pipelines. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather. The operating costs and expenses of our operations were as follows (in thousands):

	Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Wages and employee benefits	$48,983	$48,589	$42,527
Utilities and communication charges	9,140	10,119	10,186
Repairs and maintenance	14,849	14,205	14,624
Office, rentals and property taxes	13,933	14,193	13,091
Vehicles and fuel costs	1,082	1,113	1,096
Environmental compliance costs	3,776	3,383	4,134
Contract services	2,304	2,247	3,010
Other	8,544	9,173	10,309
Operating costs and expenses	$102,611	$103,022	$98,977

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast terminals	$20,946	$22,196	$22,817
Midwest terminals	2,942	3,443	3,053
Brownsville terminals	9,749	9,053	7,812
River terminals	5,777	6,040	6,832
Southeast terminals	23,498	23,500	26,836
West Coast terminals	18,454	16,339	14,678
Central services	21,245	22,451	16,949
Operating costs and expenses	$102,611	$103,022	$98,977

The increase in operating costs and expenses for Central services for the year ended December 31, 2019 is a result of operating terminal facilities that are owned by affiliates of ArcLight. We began to operate SeaPort Midstream Partners in November 2017 and SeaPort Sound and the Baltimore Terminal in November 2018. Our management of the Baltimore Terminal ended on July 1, 2019.

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $21.7 million, $23.7 million and $23.7 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2020 is primarily attributable to one-time costs associated with the Take-Private Transaction in the prior years.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For each of the years ended December 31, 2020, 2019 and 2018, insurance expense was approximately $5.0 million.

Deferred compensation expense includes expense associated with awards granted to certain key officers and employees who provide service to us that vest over future service periods and, prior to the Take-Private Transaction, grants to the independent directors of our general partner under our long-term incentive plan (which was terminated in connection with the Take-Private Transaction). Prior to the Take-Private Transaction, we had the intent and ability to settle the deferred compensation awards in our common units, and accordingly, we accounted for the awards as an equity award; following the Take-Private Transaction, we have the intent and ability to settle the awards in cash. The expenses associated with these deferred compensation awards were approximately $1.8 million, $2.3 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Depreciation and amortization expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $57.4 million, $52.5 million and $49.8 million, respectively. The increase in depreciation and amortization expense for the years ended December 31, 2020 and 2019 is primarily attributable to placing terminal expansion projects in service.

Interest expense for the years ended December 31, 2020, 2019 and 2018 was approximately $31.2 million, $36.2 million and $31.9 million, respectively. The decrease in interest expense for the year ended December 31, 2020 is primarily attributable to decreases in LIBOR based interest rates. The increase in interest expense for the year ended December 31, 2019 is primarily attributable to financing our growth capital projects with additional debt financing and increases in LIBOR based interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2020 and 2019, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
BOSTCO	42.5%	42.5%	$201,912	$201,743
Frontera	50%	50%	24,036	23,682
Total investments in unconsolidated affiliates			$225,948	$225,425

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$3,933	$2,356	$5,767
Frontera	2,565	2,538	3,085
Total earnings from investments in unconsolidated affiliates	$6,498	$4,894	$8,852

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$7,257	$4,707	$—
Frontera	—	225	1,413
Additional capital investments in unconsolidated affiliates	$7,257	$4,932	$1,413

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$11,021	$8,325	$12,135
Frontera	2,211	3,107	4,280
Cash distributions received from unconsolidated affiliates	$13,232	$11,432	$16,415

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net cash provided by operating activities	$130,041	$100,589	$103,210
Net cash used in investing activities	$(79,994)	$(90,967)	$(56,869)
Net cash used in financing activities	$(50,542)	$(9,558)	$(46,284)

The increase in net cash provided by operating activities for the year ended December 31, 2020 is primarily related to increased revenue from recontracting activity, placing into service new tank capacity at our Brownsville and West Coast terminals and the timing of working capital requirements.

The decrease in net cash provided by operating activities for the year ended December 31, 2019 is primarily related to the timing of working capital requirements.

The decrease in net cash used in investing activities for the year ended December 31, 2020 is primarily related to less construction spend in 2020. The increase in net cash used in investing activities for the year ended December 31,

2019 is primarily related to increased construction spend in 2019. In addition, in 2019 we received an approximately $5.0 million one-time insurance settlement related to a tank at our Gulf Coast terminals that was damaged by fire.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2021. At December 31, 2020, the remaining expenditures to complete the approved projects are estimated to be approximately $40 million. These expenditures primarily relate to the construction costs associated with our expansion of the Brownsville operations.

The increase in net cash used in financing activities for the year ended December 31, 2020 includes a decrease of approximately $45.0 million in net borrowings under our revolving credit facility primarily due to increased cash flows from operations and less spend on growth capital projects in 2020. The decrease in net cash used in financing activities for the year ended December 31, 2019 includes an increase of approximately $31.9 million in net borrowings under our revolving credit facility primarily to fund additional growth capital projects and $7.9 million in debt issuance costs related to issuing senior notes in February 2018.

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

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At December 31, 2020, our outstanding borrowings under our revolving credit facility were $350.4 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults, changes in our control, and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of December 31, 2020.

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

	Three months ended				Twelve months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2020	2020	2020	2020	2020
Financial performance covenant tests:
Consolidated EBITDA (1)	$35,659	$40,275	$41,340	$41,976	$159,250

Consolidated interest expense (1) (2)	$8,942	$7,956	$7,435	$7,341	$31,674

Revolving credit facility debt					$350,400
6.125% senior notes due in 2026					299,900
Consolidated funded indebtedness					$650,300

Senior secured leverage ratio					2.20
Total leverage ratio					4.08
Interest coverage ratio					5.03
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$35,659	$40,275	$41,340	$41,976	$159,250
Interest expense	(9,214)	(7,204)	(7,435)	(7,341)	(31,194)
Unrealized (gain) loss on derivative instruments	272	(752)	—	—	(480)
Amortization of deferred revenue	(33)	1,228	239	(391)	1,043
Change in operating assets and liabilities	(7,872)	7,497	741	1,056	1,422
Cash flows provided by operating activities	$18,812	$41,044	$34,885	$35,300	$130,041

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Termination of shelf registration. On September 2, 2016, the SEC declared effective a universal shelf registration statement, which replaced our prior shelf registration statement that previously expired. Prior to the Take-Private Transaction, the shelf registration statement allowed us to issue common units and debt securities. In February 2018, we used the shelf registration statement to issue senior notes. In connection with the Take-Private Transaction, the Company prepared and filed a post-effective amendment to its Form S-3 registration statement in effect to deregister all securities of the Partnership unissued but issuable thereunder. The senior notes remain outstanding and the Company is voluntarily filing with the Security and Exchange Commission pursuant to the covenants contained in the senior notes. The senior notes contain customary covenants (including those relating to our voluntary filing of this report and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Contractual obligations and contingencies. We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2020 are as follows (in thousands):

	Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter
Additions to property, plant and equipment under contract	$25,965	$—	$—	$—	$—	$—
Operating leases—property and equipment	4,758	4,749	4,151	3,699	3,286	15,059
Revolving credit facility	—	350,400	—	—	—	—
Interest expense on revolving credit facility (1)	11,808	2,362	—	—	—	—
6.125% senior notes due in 2026	—	—	—	—	—	299,900
Interest expense on 6.125% senior notes due in 2026 (2)	18,369	18,369	18,369	18,369	18,369	2,194
Total contractual obligations to be settled in cash	$60,900	$375,880	$22,520	$22,068	$21,655	$317,153

(1)	Assumes that our outstanding revolving credit facility debt at December 31, 2020 remains outstanding until its maturity date and we incur interest expense at the weighted average interest rate on our borrowings outstanding for the three months ended December 31, 2020, which is 3.37% per year.
(2)	Assumes that senior notes at December 31, 2020 remain outstanding until their maturity date and we incur interest expense at the coupon rate of 6.125%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2020 and 2019, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $300 million, respectively. The interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data. At December 31, 2020, we had outstanding borrowings of $350.4 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2020, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.5 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC (formerly TransMontaigne Partners L.P.) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in point (C) “Accounting for terminal and pipeline operations” in note 1 “summary of significant accounting policies” to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842 – Leases. The Company used the modified retrospective transition method upon adoption, which had a material impact on the financial statements.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, effective June 1, 2019, TLP Management Services LLC (“TMS”) was contributed to the Company and recorded at carryover basis as a reorganization of entities under common control. As such, all prior periods presented include the assets, liabilities, and results of operations of TMS.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 5, 2021

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

		December 31,	December 31,
		2020	2019
ASSETS
Current assets:
Cash and cash equivalents		$595	$1,090
Trade accounts receivable, net		9,203	16,500
Due from affiliates		2,986	2,882
Other current assets		5,623	6,346
Total current assets		18,407	26,818
Property, plant and equipment, net		737,501	727,220
Goodwill		9,428	9,428
Investments in unconsolidated affiliates		225,948	225,425
Right-of-use assets, operating leases		33,880	35,765
Other assets, net		44,042	47,397
		$1,069,206	$1,072,053
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable		$14,000	$24,650
Operating lease liabilities		3,284	3,001
Accrued liabilities		34,732	36,558
Total current liabilities		52,016	64,209
Other liabilities		4,820	4,990
Long-term operating lease liabilities	`	32,418	34,605
Long-term debt		644,659	644,162
Total liabilities		733,913	747,966
Commitments and contingencies (Note 13)
Equity:
Member interest		335,293	324,087
Total equity		335,293	324,087
		$1,069,206	$1,072,053

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenue:
External customers	$248,287	$234,275	$211,303
Affiliates	28,806	28,767	20,994
Total revenue	277,093	263,042	232,297
Costs and expenses:
Operating	(102,611)	(103,022)	(98,977)
General and administrative expenses	(21,657)	(23,660)	(23,707)
Insurance expenses	(4,973)	(4,995)	(4,976)
Deferred compensation expense	(1,834)	(2,308)	(3,478)
Depreciation and amortization	(57,400)	(52,535)	(49,793)
Total costs and expenses	(188,475)	(186,520)	(180,931)
Earnings from unconsolidated affiliates	6,498	4,894	8,852
Gain from insurance proceeds	—	3,351	—
Loss on disposition of assets	—	—	(901)
Operating income	95,116	84,767	59,317
Other expenses:
Interest expense	(31,194)	(36,196)	(31,900)
Amortization of deferred debt issuance costs	(2,574)	(2,657)	(3,037)
Total other expenses	(33,768)	(38,853)	(34,937)
Net earnings	$61,348	$45,914	$24,380

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(dollars in thousands)

		General
	Common	partner	Member
	units	interest	interest	Total
Balance December 31, 2017	$308,493	$53,447	$—	$361,940
Distributions to unitholders	(51,152)	(15,672)	—	(66,824)
Equity-based compensation	3,208	—	—	3,208
Issuance of 6,972 common units pursuant to our long-term incentive plan	270	—	—	270
Issuance of 44,798 common units pursuant to our savings and retention program	—	—	—	—
Settlement of tax withholdings on equity-based compensation	(658)	—	—	(658)
Contribution of cash by TransMontaigne GP to maintain its 2% general partner interest	—	39	—	39
Contribution from TLP Holdings	16,230	—	—	16,230
Net earnings for year ended December 31, 2018	8,704	15,676	—	24,380
Balance December 31, 2018	285,095	53,490	—	338,585
Distributions to unitholders	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	(6,199)	(6,199)
Contribution from TLP Holdings	4,829	—	491	5,320
Equity-based compensation	45	—	—	45
Distributions to TLP Finance	—	—	(42,328)	(42,328)
Net earnings for year ended December 31, 2019	2,990	2,674	40,250	45,914
Balance December 31, 2019	—	—	324,087	324,087
Contribution from TLP Holdings	—	—	313	313
Distributions to TLP Finance	—	—	(50,455)	(50,455)
Net earnings for year ended December 31, 2020	—	—	61,348	61,348
Balance December 31, 2020	$—	$—	$335,293	$335,293

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$61,348	$45,914	$24,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,400	52,535	49,793
Loss on disposition of assets	—	—	901
Earnings from unconsolidated affiliates	(6,498)	(4,894)	(8,852)
Distributions from unconsolidated affiliates	13,232	11,432	15,565
Equity-based compensation	—	45	3,478
Amortization of deferred debt issuance costs	2,574	2,657	3,037
Amortization of deferred revenue	1,043	(714)	(324)
Unrealized (gain) loss on derivative instruments	(480)	623	433
Gain from insurance proceeds	—	(3,351)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,297	(2,451)	(3,696)
Due from affiliates	(104)	(819)	690
Other current assets	723	(152)	3,116
Amounts due under long-term terminaling services agreements, net	(2,345)	1,268	1,160
Right-of-use assets, operating leases	2,816	2,235	—
Deposits	—	10	(456)
Other assets, net	436	1,257	—
Trade accounts payable	(3,226)	(880)	3,092
Accrued liabilities	(1,340)	(2,068)	10,893
Operating lease liabilities	(2,835)	(2,058)	—
Net cash provided by operating activities	130,041	100,589	103,210
Cash flows from investing activities:
Investments in unconsolidated affiliates	(7,257)	(4,932)	(1,413)
Return of investment in unconsolidated affiliates	—	—	850
Capital expenditures	(72,737)	(91,023)	(66,331)
Proceeds from sale of assets	—	—	10,025
Proceeds from insurance claims	—	4,988	—
Net cash used in investing activities	(79,994)	(90,967)	(56,869)
Cash flows from financing activities:
Proceeds from senior notes	—	—	300,000
Borrowings under revolving credit facility	99,400	174,900	166,400
Repayments under revolving credit facility	(99,700)	(130,200)	(453,600)
Senior notes repurchase	(100)	—	—
Debt issuance costs	—	—	(7,871)
Taxes paid for equity compensation awards	—	—	(658)
Distributions paid to unitholders	—	(17,250)	(66,824)
Distributions to TLP Finance	(50,455)	(42,328)	—
Contributions from TLP Holdings	313	5,320	16,269
Net cash used in financing activities	(50,542)	(9,558)	(46,284)
Increase (decrease) in cash and cash equivalents	(495)	64	57
Cash and cash equivalents at beginning of period	1,090	1,026	969
Cash and cash equivalents at end of period	$595	$1,090	$1,026
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,821	$35,667	$24,635
Property, plant and equipment acquired with accounts payable	$9,463	$16,869	$19,353

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2020, 2019 and 2018

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners LLC (“we,” “us,” “our,” “the Company”) provides integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewables products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, in the Southeast and along the West Coast.

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

Years ended December 31, 2020, 2019 and 2018

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2020 and 2019 and our results of operations for the years ended December 31, 2020, 2019 and 2018.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At December 31, 2020, we did not have any contract assets related to ASC 606.

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

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes, injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

generated by these services is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. The majority of our ancillary revenue is recognized in accordance with ASC 606 (See Note 15 of Notes to consolidated financial statements).

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We also managed and operated for an affiliate of PEMEX, Mexico’s state-owned petroleum company, a products pipeline connected to our Brownsville terminal facility and received a management fee through August 23, 2018. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the years ended December 31, 2020, 2019 and 2018, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the years ended December 31, 2020, 2019 and 2018, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(i) Deferred compensation expense

We have a savings and retention plan to compensate certain employees who provide services to the Company. Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (see Note 12 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statement of operations.

At December 31, 2020 and 2019, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $300 million, respectively. The interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow up to our owners.

(l) Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net earnings and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As we have no components of comprehensive income other than net earnings, no statement of comprehensive income has been presented.

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides transition relief and allows entities to elect the fair value option on certain financial

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

instruments. ASU 2019-05 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We adopted the new guidance as of January 1, 2020 using the modified retrospective approach related to our accounts receivable and contract assets, resulting in no cumulative adjustment to equity. The adoption of this guidance did not have an impact on our financial position, results of operations and cash flows.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (Frontera). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2020, 2019 and 2018 we recognized approximately $5.3 million, $5.8 million and $5.8 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2021 and June 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. For the years ended December 31, 2020, 2019 and 2018 we recognized revenue related to this agreement of approximately $2.6 million, $2.6 million and $2.5 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly-owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2020, 2019 and 2018 we recognized revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $8.6 million, $8.5 million and $8.5 million, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We operate two products terminals in Seattle, Washington and Portland, Oregon, on behalf of SeaPort Midstream Partners, LLC, in accordance with an operating and administrative agreement executed between us and SeaPort Midstream Partners, LLC. SeaPort Midstream Partners, LLC is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC. SeaPort Midstream Holdings LLC owns 51% of SeaPort Midstream Partners, LLC. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream Partners, LLC stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream Partners, LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2020, 2019 and 2018 we recognized revenue related to this operations and administrative agreement of approximately $3.3 million, $3.4 million and $3.4 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a products terminal in Tacoma, Washington on behalf of SeaPort Midstream Holdings LLC, an ArcLight subsidiary. For the years ended December 31, 2020, 2019 and 2018 we recognized revenue related to this services agreement of approximately $7.7 million, $7.2 million and $0.7 million, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, and, prior to July 1, 2019, the Baltimore Terminal. For the years ended December 31, 2020, 2019 and 2018 we recognized revenue related to reimbursements from these affiliates of approximately $1.3 million, $1.2 million and $0.1 million, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

Services agreement—TMC. Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC. TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. For the years ended December 31, 2020, 2019 and 2018 aggregate fees paid by us to TMC with respect to the services agreement was approximately $2.7 million, $0.8 million and $nil, respectively.

See also Note 1(a) of Notes to consolidated financial statements, Nature of business, for information regarding the TMS Contribution.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products, renewable products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. At December 31, 2020 and 2019, amounts included in trade accounts receivable that are accounted for as ASC 606 revenue are approximately $2.4 million and $4.7 million, respectively. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Trade accounts receivable	$9,203	$16,627
Less allowance for credit losses	—	(127)
	$9,203	$16,500

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

The following table presents a roll forward of our allowance for credit losses (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2020	$127	$—	$(127)	$—
2019	$109	$18	$—	$127
2018	$111	$—	$(2)	$109

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Pilot Flying J	17%	—%	—%
Freepoint Commodities LLC	10%	6%	—%
RaceTrac Petroleum Inc.	9%	10%	11%
Castleton Commodities International LLC	6%	9%	10%
NGL Energy Partners LP	1%	16%	22%

(4) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance	$2,123	$2,595
Additive detergent	1,585	1,342
Amounts due from insurance companies	668	1,147
Deposits and other assets	1,247	1,262
	$5,623	$6,346

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2020 and 2019, we have recognized amounts due from insurance companies of approximately $0.7 million and $1.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2020, we received reimbursements from insurance companies of approximately $0.5 million.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Land	$83,657	$83,451
Terminals, pipelines and equipment	1,108,410	995,666
Furniture, fixtures and equipment	11,104	9,788
Construction in progress	22,824	73,302
	1,225,995	1,162,207
Less accumulated depreciation	(488,494)	(434,987)
	$737,501	$727,220

At December 31, 2020 and 2019, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of $582.6 million and $523.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At December 31, 2020 and 2019 our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2020 and 2019 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges during the years ended December 31, 2020, 2019 and 2018, respectively. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2020 and 2019, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
BOSTCO	43%	43%	$201,912	$201,743
Frontera	50%	50%	24,036	23,682
Total investments in unconsolidated affiliates			$225,948	$225,425

At December 31, 2020 and 2019, our investment in BOSTCO includes approximately $6.4 million and $6.6 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$3,933	$2,356	$5,767
Frontera	2,565	2,538	3,085
Total earnings from investments in unconsolidated affiliates	$6,498	$4,894	$8,852

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$7,257	$4,707	$—
Frontera	—	225	1,413
Additional capital investments in unconsolidated affiliates	$7,257	$4,932	$1,413

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
BOSTCO	$11,021	$8,325	$12,135
Frontera	2,211	3,107	4,280
Cash distributions received from unconsolidated affiliates	$13,232	$11,432	$16,415

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Current assets	$15,822	$12,478	$5,352	$4,870
Long-term assets	464,971	464,085	43,939	44,344
Current liabilities	(17,543)	(13,607)	(1,219)	(1,850)
Long-term liabilities	(5,476)	(6,036)	—	—
Net assets	$457,774	$456,920	$48,072	$47,364

Statements of income:

	BOSTCO			Frontera
	Year ended			Year ended
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Revenue	$64,575	$60,751	$66,288	$19,520	$20,076	$24,017
Expenses	(53,916)	(54,033)	(51,993)	(14,390)	(15,000)	(17,847)
Net income	$10,659	$6,718	$14,295	$5,130	$5,076	$6,170

(8) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Customer relationships, net of accumulated amortization of $9,587 and $7,237, respectively	$39,843	$42,193
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,054 and $9,353, respectively	2,117	3,818
Amounts due under long-term terminaling services agreements	1,347	215
Deposits and other assets	735	1,171
	$44,042	$47,397

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately twenty years. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We have not taken an impairment on customer relationships in the years presented. Expected future amortization expense for the customer relationships as of December 31, 2020 is as follows (in thousands):

	Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$2,350	$2,350	$2,350	$2,350	$2,350	$28,093

Deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related credit facility.

Amounts due under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue the minimum payments under the long-term terminaling services agreements on a straight-line basis over the terms of the respective agreements. At December 31, 2020 and 2019, we have recognized revenue in excess of the minimum payments that are due through those respective dates under the long-term terminaling services agreements, accounted for in accordance with ASC 842, resulting in an asset of approximately $1.3 million and $0.2 million, respectively.

(9) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Accrued compensation expense	$12,283	$13,272
Customer advances and deposits	10,689	7,850
Interest payable	7,619	7,763
Accrued property taxes	3,018	3,149
Accrued environmental obligations	983	1,531
Unrealized loss on derivative instrument	—	480
Accrued expenses and other	140	2,513
	$34,732	$36,558

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At December 31, 2020 and 2019, approximately $9.6 million and $7.0 million, respectively, of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At December 31, 2020 and 2019, approximately $1.1 million and $0.9 million, respectively, of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during the years ended December 31, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was approximately $0.9 million and $0.8 million, respectively. At December 31, 2020 and 2019, we have billed and collected from certain of our customers approximately $10.7 million and $7.9 million, respectively, in advance of the terminaling services being provided.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Accrued environmental obligations. At December 31, 2020 and 2019, we have accrued environmental obligations of approximately $1.0 million and $1.5 million, respectively, representing our best estimate of our remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2020	$1,531	$(475)	$(73)	$983
2019	$1,556	$(671)	$646	$1,531
2018	$1,855	$(457)	$158	$1,556

(10) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Advance payments received under long-term terminaling services agreements	$2,569	$3,782
Deferred revenue	2,251	1,208
	$4,820	$4,990

Advance payments received under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight-line basis over the term of the respective agreements. At December 31, 2020 and 2019, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $2.6 million and $3.8 million, respectively.

Deferred revenue. Pursuant to historical agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us lump-sum amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At December 31, 2020 and 2019, we have unamortized deferred revenue for completed projects of approximately $2.3 million and $1.2 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we billed our customers approximately $2.2 million, $0.1 million and $1.7 million, respectively, for completed projects. During the years ended December 31, 2020, 2019 and 2018, we recognized revenue on a straight-line basis of approximately $1.1 million, $0.8 million and $1.8 million, respectively, for completed projects. At both December 31, 2020 and 2019, approximately $nil of the deferred revenue balance is considered contract liabilities under ASC 606. At December 31, 2020 and 2019, approximately $2.3 million and $1.2 million, respectively, of deferred revenue is related to terminaling services agreements accounted for as operating leases under ASC 842. Revenue recognized during the years ended December 31, 2020 and 2019 from amounts included in contract liabilities under ASC 606 at the beginning of the period was approximately $nil and $0.2 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(11) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Revolving credit facility due in 2022	$350,400	$350,700
6.125% senior notes due in 2026	299,900	300,000
Senior notes unamortized deferred debt issuance costs, net of accumulated amortization of $2,441 and $1,544, respectively	(5,641)	(6,538)
	$644,659	$644,162

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

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022. We were in compliance with all financial covenants as of and during the years ended December 31, 2020 and 2019.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the years ended December 31, 2020, 2019 and 2018, the weighted average interest rate on borrowings under our revolving credit facility was approximately 4.3%, 5.7% and 5.2%, respectively. At December 31, 2020 and 2019, our outstanding borrowings under our revolving credit facility were $350.4 million and $350.7 million, respectively. At both December 31, 2020 and 2019 our outstanding letters of credit were $1.3 million.

(12) DEFERRED COMPENSATION EXPENSE

We have a savings and retention plan to compensate certain employees who provide services to the Company. The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Awards under the plan with respect to individuals providing

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

services to the Company generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Company as specified in the plan. The awards are increased for the value of any accrued growth based on underlying investments deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of the Company or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of the Company or any of its affiliates or predecessors.

Prior to the Take-Private Transaction, we had the ability to settle the awards in our common units, and accordingly, we accounted for the awards as an equity award. Following the Take-Private Transaction, we index the awards to other forms of investments, and have the intent and ability to settle the awards in cash. Accordingly, we account for the awards as accrued liabilities. For the years ended December 31, 2020, 2019 and 2018 we recognized expense of approximately $1.8 million, $2.3 million and $3.5 million, respectively, for awards to employees.

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

We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 40 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-use assets on January 1, 2019. No impact was recorded to the consolidated statement of operations or beginning equity for ASC 842.

The $37.9 million right-of-use asset and the $39.5 million operating liability at January 1, 2019 represents the right-of-use assets and lease labilities at the time of ASC 842 adoption. Additions to right-of-use assets and liabilities represent the present value of future lease payments at the inception of the new leases. Both the January 1, 2019 right-of-

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

use assets and liabilities and additions are non-cash transactions that did not impact the consolidated statement of cash flows.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our vehicle, office and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. As of December 31, 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Operating leases	$4,723	$4,548
Variable lease costs (including insignificant short-term leases)	849	892
Sublease income as primary obligor	(1,000)	(992)
Total lease costs	$4,572	$4,448

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Cash outflows for operating leases	$4,742	$4,371
Weighted average remaining lease term (years)	18.35	18.79
Weighted average discount rate	5.2%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2020 and related imputed interest was as follows (in thousands):

Years ending December 31:
2021	$4,758
2022	4,749
2023	4,151
2024	3,699
2025	3,286
Thereafter	36,545
Total lease payments	57,188
Less imputed interest	(21,486)
Present value of operating lease liabilities	$35,702

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Contract commitments. At December 31, 2020, we have contractual commitments of approximately $26.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2020 and 2019. There were no transfers between the three levels of the fair value hierarchy during the year ended December 31, 2020.

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

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $299.9 million publicly traded senior notes at December 31, 2020 was approximately $302.9 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$197,385	$178,214
Firm commitments (ASC 606 revenue)	15,018	14,226
Total firm commitments revenue	212,403	192,440
Ancillary revenue (ASC 606 revenue)	40,029	44,062
Ancillary revenue (ASC 842 revenue)	2,577	4,448
Total ancillary revenue	42,606	48,510
Total terminaling services fees	255,009	240,950
Pipeline transportation fees (ASC 842 revenue)	3,519	3,457
Management fees (ASC 606 revenue)	17,354	16,836
Management fees (ASC 842 revenue)	1,211	1,799
Total management fees	18,565	18,635
Total revenue	$277,093	$263,042

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2021	$4,572	$119	$—	$1,056	$—	$5,837	$—	$11,584
2022	1,656	—	—	1,016	—	1,576	—	4,248
2023	226	—	—	508	—	—	—	734
2024	—	—	—	—	—	—	—	—
2025	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$6,454	$119	$—	$2,580	$—	$7,413	$—	$16,566

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2020 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2021	$171,258
2022	126,172
2023	102,847
2024	60,222
2025	41,388
Thereafter	481,486
Total estimated future ASC 842 revenue	$983,373

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Gulf Coast Terminals:
Terminaling services fees	$76,875	$73,380	$64,338
Management fees	32	36	284
Revenue	76,907	73,416	64,622
Operating costs and expenses	(20,946)	(22,196)	(22,817)
Net margins	55,961	51,220	41,805
Midwest Terminals:
Terminaling services fees	8,358	9,804	10,127
Pipeline transportation fees	1,909	1,851	1,772
Revenue	10,267	11,655	11,899
Operating costs and expenses	(2,942)	(3,443)	(3,053)
Net margins	7,325	8,212	8,846
Brownsville Terminals:
Terminaling services fees	15,071	11,560	8,339
Pipeline transportation fees	1,610	1,606	1,523
Management fees	5,288	5,787	7,384
Revenue	21,969	18,953	17,246
Operating costs and expenses	(9,749)	(9,053)	(7,812)
Net margins	12,220	9,900	9,434
River Terminals:
Terminaling services fees	11,700	10,233	10,654
Revenue	11,700	10,233	10,654
Operating costs and expenses	(5,777)	(6,040)	(6,832)
Net margins	5,923	4,193	3,822
Southeast Terminals:
Terminaling services fees	88,573	87,813	82,821
Management fees	947	964	891
Revenue	89,520	88,777	83,712
Operating costs and expenses	(23,498)	(23,500)	(26,836)
Net margins	66,022	65,277	56,876
West Coast Terminals:
Terminaling services fees	54,432	48,160	39,952
Management fees	38	36	8
Revenue	54,470	48,196	39,960
Operating costs and expenses	(18,454)	(16,339)	(14,678)
Net margins	36,016	31,857	25,282
Central Services:
Management fees	12,260	11,812	4,204
Revenue	12,260	11,812	4,204
Operating costs and expenses	(21,245)	(22,451)	(16,949)
Net margins	(8,985)	(10,639)	(12,745)
Total net margins	174,482	160,020	133,320
General and administrative expenses	(21,657)	(23,660)	(23,707)
Insurance expenses	(4,973)	(4,995)	(4,976)
Deferred compensation expense	(1,834)	(2,308)	(3,478)
Depreciation and amortization	(57,400)	(52,535)	(49,793)
Earnings from unconsolidated affiliates	6,498	4,894	8,852
Gain from insurance proceeds	—	3,351	—
Loss on disposition of assets	—	—	(901)
Operating income	95,116	84,767	59,317
Other expenses	(33,768)	(38,853)	(34,937)
Net earnings	$61,348	$45,914	$24,380

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$68,268	$10,267	$14,062	$11,700	$89,520	$54,470	$—	$248,287
Affiliate customers	8,639	—	7,907	—	—	—	12,260	28,806
Revenue	$76,907	$10,267	$21,969	$11,700	$89,520	$54,470	$12,260	$277,093
Capital expenditures	$9,491	$933	$22,116	$9,314	$22,091	$7,638	$1,154	$72,737
Identifiable assets	$122,218	$18,193	$108,903	$50,337	$254,497	$270,539	$12,869	$837,556
Cash and cash equivalents								595
Investments in unconsolidated affiliates								225,948
Revolving credit facility unamortized deferred debt issuance costs, net								2,117
Other								2,990
Total assets								$1,069,206

	Year ended December 31, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$64,879	$11,655	$10,535	$10,233	$88,777	$48,196	$—	$234,275
Affiliate customers	8,537	—	8,418	—	—	—	11,812	28,767
Revenue	$73,416	$11,655	$18,953	$10,233	$88,777	$48,196	$11,812	$263,042
Capital expenditures	$7,697	$722	$27,068	$2,978	$39,947	$10,458	$2,153	$91,023
Identifiable assets	$125,062	$19,595	$93,903	$45,263	$262,462	$278,610	$13,329	$838,224
Cash and cash equivalents								1,090
Investments in unconsolidated affiliates								225,425
Revolving credit facility unamortized deferred debt issuance costs, net								3,818
Other								3,496
Total assets								$1,072,053

	Year ended December 31, 2018

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$56,144	$11,899	$8,934	$10,654	$83,712	$39,960	$—	$211,303
Affiliate customers	8,478	—	8,312	—	—	—	4,204	20,994
Revenue	$64,622	$11,899	$17,246	$10,654	$83,712	$39,960	$4,204	$232,297
Capital expenditures	$5,357	$568	$15,673	$1,596	$35,070	$7,858	$209	$66,331

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2020, 2019 and 2018

(17) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2020	2020	2020	2020	2020

	(in thousands)
Revenue	$68,841	$68,058	$69,428	$70,766	$277,093
Operating costs and expenses	(26,637)	(25,355)	(25,241)	(25,378)	(102,611)
General and administrative expenses	(6,317)	(5,250)	(4,820)	(5,270)	(21,657)
Insurance expenses	(1,208)	(1,280)	(1,258)	(1,227)	(4,973)
Deferred compensation expense	(911)	(354)	(309)	(260)	(1,834)
Depreciation and amortization	(13,641)	(14,242)	(14,674)	(14,843)	(57,400)
Earnings from unconsolidated affiliates	2,153	1,850	1,789	706	6,498
Operating income	22,280	23,427	24,915	24,494	95,116
Interest expense	(9,214)	(7,204)	(7,435)	(7,341)	(31,194)
Amortization of deferred debt issuance costs	(643)	(627)	(650)	(654)	(2,574)
Net earnings	$12,423	$15,596	$16,830	$16,499	$61,348

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2019	2019	2019	2019	2019

	(in thousands)
Revenue	$61,268	$64,969	$66,573	$70,232	$263,042
Operating costs and expenses	(25,325)	(26,464)	(24,395)	(26,838)	(103,022)
General and administrative expenses	(8,164)	(5,212)	(4,603)	(5,681)	(23,660)
Insurance expenses	(1,361)	(1,218)	(1,240)	(1,176)	(4,995)
Deferred compensation expense	(799)	(294)	(376)	(839)	(2,308)
Depreciation and amortization	(12,652)	(13,107)	(13,362)	(13,414)	(52,535)
Earnings from unconsolidated affiliates	1,140	1,225	1,476	1,053	4,894
Gain from insurance proceeds	—	3,351	—	—	3,351
Operating income	14,107	23,250	24,073	23,337	84,767
Interest expense	(8,842)	(9,708)	(9,107)	(8,539)	(36,196)
Amortization of deferred debt issuance costs	(749)	(632)	(636)	(640)	(2,657)
Net earnings	$4,516	$12,910	$14,330	$14,158	$45,914

(18) SUBSEQUENT EVENTS

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2020.

March 5, 2021

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2020.

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

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of an ArcLight affiliate, as of March 5, 2021:

Name	Age	Position
Frederick W. Boutin	65	Chief Executive Officer
James F. Dugan	63	Executive Vice President and Chief Operating Officer
Robert T. Fuller	51	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Hammell	50	Executive Vice President, General Counsel and Secretary
Mark S. Huff	61	President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. No Section 16(a) filings were required during the relevant time period.

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

COMPENSATION OF DIRECTORS

Following the Take-Private Transaction, we are managed by our sole equity-holder, TLP Finance, and we do not have a board of directors.

Prior to the Take-Private Transaction, employees of our general partner or its affiliates (including employees of ArcLight and its affiliates) who also served as directors of our general partner did not receive additional compensation. Pursuant to our independent director annual compensation program in place prior to the Take-Private Transaction, the independent directors received annual compensation consisting of: (i) $60,000 annual cash retainer; paid quarterly in arrears, and (ii) common units valued at $90,000 and issued pursuant to the TLP Management Services long-term incentive plan, which common units were immediately vested and were not subject to forfeiture. For each annual award of common units issued to the independent directors under the TLP Management Services long-term incentive plan prior to the Take-Private Transaction, the awards were made on the third Friday of October (or the next trading day if the NYSE is closed), based on the closing sales price during normal trading hours of the common units on the NYSE. In addition, each director was reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. In 2019, and as a result of the Take-Private Transaction closing on February 26, 2019, we paid the independent directors (i) a pro rata portion of the annual cash retainer and (ii) the pro rata portion of the $90,000 compensation previously settled by issuing common units pursuant to the TLP Management Services long-term incentive plan, settled in cash, in each case for their services prior to the closing of the Take-Private Transaction. In addition, each of our independent directors received additional compensation in connection with their review, evaluation, regulation, and approval of the Take-Private Transaction, as duly approved by the board of directors of our general partner on July 27, 2018. For their additional services in the fourth quarter of 2018 (paid in 2019) and 2019, Messrs. Blank and Wiese received an additional $144,055, and Mr. Welch received an additional $166,555. No additional consideration was paid to the independent directors for service on any committee of the board of directors of our general partner or for service as a committee chairperson unless approved by the board in advance for a specific engagement or transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Following the Take-Private Transaction, we do not have a compensation committee.

SAVINGS AND RETENTION PLAN

On February 26, 2016, the board of directors approved the savings and retention program, which constituted a “program” under, and be subject to, the TLP Management Services long-term incentive plan in place prior to the Take-Private Transaction, for employees who provide services with respect to our business. TLP Management Services LLC (“TMS”) adopted an amended and restated savings and retention plan on February 25, 2019, which, among other items, accounted for the closing of the Take-Private Transaction. The purpose of the plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Following the Take-Private Transaction, our executive officers no longer receive awards under the plan. Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

Pursuant to the provisions of the plan, once participating employees of TMS reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TMS or its affiliates, including us, or (c) age fifty and twenty years of service as an employee of TMS or its affiliates. Each of Messrs. Boutin, Huff and Dugan have satisfied the age and length of service thresholds of the plan. Generally, only senior level management employees of TMS receive awards under the savings and retention plan. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, including liabilities with respect to awards granted under the savings and retention plan. In connection with the Take-Private Transaction, the awards that were previously allocated to the common units fund (tracking the performance of the Partnership’s common units on the New York Stock Exchange) were reallocated to a different investment fund and will be settled in cash, rather than via the issuance of common units. For the vested awards paid in 2019, as a result of the Take-Private Transaction, the Company did not issue common units; instead the plan paid out an aggregate cash amount of approximately $2.7 million, which included $467,087 for Mr. Boutin, $225,839 for Mr. Fuller, $236,867 for Mr. Dugan, $204,917 for Mr. Hammell and $381,636 for Mr. Huff. Following the Take-Private Transaction and the TMS Contribution, we index our award obligations to other forms of investments set forth in the plan and pay them out in cash.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As a result of the Take-Private Transaction, TLP Finance is the beneficial owner of 100 percent of our outstanding equity interests.

EQUITY COMPENSATION PLAN INFORMATION

Following the Take-Private Transaction, the Company does not have an equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

Following the Take-Private Transaction, TLP Finance, an indirect controlled subsidiary of ArcLight, has acquired 100 percent of the equity interests in the Company, and the Company is no longer listed on the NYSE and our equity is no longer publicly traded. Certain related party agreements and other related party transactions, in each case with ArcLight, are set forth below.

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

Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ any of the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2020, 2019 and 2018 were approximately $2.7 million, $0.8 million and $nil, respectively.

Central Services. We manage and operate terminals that are owned by affiliates of ArcLight, including SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, in each case, receive a management fee based on our costs incurred. Aggregate annual fees received with respect to services provided for SeaPort Midstream Partners, LLC for the years ended December 31, 2020, 2019 and 2018 were approximately $3.3 million, $3.4 million and $3.4 million, respectively. Aggregate annual fees received with respect to services provided for SeaPort Sound for the years ended December 31, 2020, 2019, and 2018, were approximately $7.7 million, $7.2 million and $0.7 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore terminal ended on July 1, 2019. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC and the Baltimore Terminal for the years ended December 31, 2020, 2019 and 2018 were approximately $1.3 million, $1.2 million and $0.1 million, respectively.

DIRECTOR INDEPENDENCE

Following the Take-Private Transaction, we are managed by our sole equity-holder, TLP Finance, an indirect controlled subsidiary of ArcLight, and we do not have a board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2020	2019
Audit fees (1)	$815,000	$785,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$815,000	$785,000

(1) Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	1—The following documents are filed as a part of this Annual Report.
1.	Consolidated Financial Statements and Schedules. See the index to the consolidated financial statements of TransMontaigne Partners LLC and its subsidiaries that appears under Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
2.	Financial Statement Schedules. Financial statement schedules included in this Item 15 are the financial statements of Battleground Oil Specialty Terminal Company LLC. Other schedules are omitted because they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.
3.	Exhibits. A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.
(A)	2— Battleground Oil Specialty Terminal Company LLC Financial Statements, with a Report of Independent Registered Public Accounting Firm, as of December 31, 2020 and 2019 and for the Years ended December 31, 2020, 2019 and 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Battleground Oil Specialty Terminal Company LLC

Opinion on the Financial Statements

We have audited the accompanying statements of income, of members’ equity, and of cash flows of Battleground Oil Specialty Terminal Company LLC (the “Company”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

The accompanying balance sheets of the Company as of December 31, 2020 and 2019, and the related statements of income, of members’ equity, and of cash flows for each of two years in the period ended December 31, 2020 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2020 and 2019 financial statements to be audited and they are therefore not covered by this report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Significant Transactions with Related Parties

As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with its member, Kinder Morgan Battleground Oil, LLC and other affiliated companies, whom are related parties.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2021

We have served as the Company's auditor since 2013.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2020 (a)	2019 (a)	2018
Revenues	$64,575	$60,751	$66,288

Operating Costs and Expenses
Operations and maintenance	11,843	13,963	13,362
Operations and maintenance-affiliate	11,016	10,826	10,682
Depreciation and amortization	20,222	19,123	18,682
General and administrative	117	—	—
General and administrative-affiliate	3,730	3,621	3,506
Taxes other than income taxes	7,134	6,940	5,695
Total Operating Costs and Expenses	54,062	54,473	51,927

Operating Income	10,513	6,278	14,361

Other Income	237	565	19

Income Before Income Taxes	10,750	6,843	14,380

Income Tax Expense	(91)	(125)	(85)

Net Income	$10,659	$6,718	$14,295

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2020 (a)	2019 (a)
ASSETS
Current assets
Cash and cash equivalents	$12,108	$4,443
Accounts receivable	2,350	4,256
Inventories	1,256	1,265
Other current assets	108	2,514
Total current assets	15,822	12,478

Property, plant and equipment, net	459,958	458,857
Lease asset	5,013	5,228
Total Assets	$480,793	$476,563

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	$9,627	$11,429
Accrued taxes, other than income taxes	7,095	544
Other current liabilities	821	1,634
Total current liabilities	17,543	13,607

Long-term liabilities
Contract liabilities	602	930
Lease liabilities	4,874	5,106
Total long-term liabilities	5,476	6,036
Total liabilities	23,019	19,643

Commitments and contingencies (Notes 6 and 7)
Members' Equity	457,774	456,920
Total Liabilities and Members' Equity	$480,793	$476,563

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020 (a)	2019 (a)	2018
Cash Flows From Operating Activities
Net income	$10,659	$6,718	$14,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,222	19,123	18,682
Other non-cash items	603	639	527
Changes in components of working capital:
Accounts receivable	1,797	(983)	(2,318)
Inventories	9	(358)	756
Accounts payable	(561)	470	(3,186)
Accrued taxes, other than income taxes	6,551	(4,996)	(129)
Accrued dredging service costs	—	—	(3,153)
Other current assets and liabilities	1,684	(945)	3,161
Other long-term assets and liabilities	(328)	(326)	624
Net Cash Provided by Operating Activities	40,636	19,342	29,259

Cash Flows From Investing Activities
Capital expenditures	(23,223)	(17,606)	(4,404)
Other	57	—	3
Net Cash Used in Investing Activities	(23,166)	(17,606)	(4,401)

Cash Flows From Financing Activities
Contributions from Members	17,067	8,948	—
Distributions to Members	(26,872)	(20,299)	(29,516)
Net Cash Used in Financing Activities	(9,805)	(11,351)	(29,516)

Net Increase (Decrease) in Cash and Cash Equivalents	7,665	(9,615)	(4,658)
Cash and Cash Equivalents, beginning of period	4,443	14,058	18,716
Cash and Cash Equivalents, end of period	$12,108	$4,443	$14,058

Non-cash Investing and Financing Activities
Right-of-use (ROU) assets and operating lease obligations recognized (Note 6)	$—	$5,437
Net increases in property, plant and equipment accruals	5,031	$2,243

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

STATEMENTS OF MEMBERS' EQUITY

(In thousands)

	Class A	Class B	Total
	unitholders	unitholders	unitholders
Balance at December 31, 2017	$476,774	$—	$476,774
Net income	13,332	963	14,295
Distributions	(28,553)	(963)	(29,516)
Balance at December 31, 2018	461,553	—	461,553
Net income(a)	6,008	710	6,718
Contributions(a)	8,948	—	8,948
Distributions(a)	(19,589)	(710)	(20,299)
Balance at December 31, 2019(a)	456,920	—	456,920
Net income(a)	9,718	941	10,659
Contributions(a)	17,067	—	17,067
Distributions(a)	(25,931)	(941)	(26,872)
Balance at December 31, 2020(a)	$457,774	$—	$457,774

(a) This information is not covered by the Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these financial statements.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

1. General

We are a Delaware limited liability company, formed on May 26, 2011. When we refer to “us,” “we,” “our,” “the Company,” or “BOSTCO,” we are describing Battleground Oil Specialty Terminal Company LLC.

The Members' interests in us (collectively referred to as the Class A Members) are as follows:

●	55.0% - Kinder Morgan Battleground Oil, LLC (KM Battleground Oil), a subsidiary of Kinder Morgan, Inc. (KMI);
●	42.5% - TransMontaigne Operating Company L.P. (TransMontaigne), a wholly owned subsidiary of TransMontaigne Partners L.P.; and
●	2.5% - Tauber Terminals, L.P. (Tauber), a Texas limited partnership.

In addition, we have Class B member interests further described in Note 4.

We own and operate a terminal facility that has 7.1 million barrels of distillate, residual fuel and other black oil product storage at a Houston Ship Channel site. The facility also has deep draft docks and high speed pumps.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification (ASC), the single source of United States Generally Accepted Accounting Principles and referred to in this report as the Codification. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

Management has evaluated subsequent events through February 26, 2021, the date the financial statements were available to be issued.

Coronavirus Diseases 2019 (COVID-19)

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 has continued to cause disruptions and volatility.  Sharp declines in the supply of and demand for energy related commodities due to the economic shutdown in the wake of the pandemic also affected the energy industry during 2020, and continues to do so.  Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic (including the timing and distribution of vaccines) on the energy industry, including demand and prices for refined products.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

Certain accounting policies are of more significance in our financial statement preparation process than others, and set out below are the principal accounting policies we apply in the preparation of our financial statements.

Cash and cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Allowance for Credit Losses

Effective with our adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments–Credit Losses” on January 1, 2020, we evaluate our financial assets measured at amortized cost and off-balance sheet credit exposures for expected credit losses over the contractual term of the asset or exposure.  We consider available information relevant to assessing the collectability of cash flows including the expected risk of credit loss even if that risk is remote.  We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist and we reflect the expected credit losses on the amortized cost basis of the financial asset as of the reporting date.

Our financial instruments primarily consist of our accounts receivable from customers.  We utilized historical analysis of credit losses experienced over the previous five years along with current conditions and reasonable and supportable forecasts of future conditions in our evaluation of collectability of our financial assets.

Prior to the adoption of ASU No. 2016-13, generally our evaluation of appropriate reserves for our accounts receivable was based on a historical analysis of uncollected amounts and we recorded adjustments for changed circumstances and customer-specific information.

As of December 31, 2020 and 2019, we had none and $109,000, respectively, of allowance for credit losses which is included in “Other current assets” in our accompanying Balance Sheets.

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

Asset Retirement Obligations (ARO)

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses. We record, as liabilities, the fair value of ARO on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

We are required to operate and maintain our assets, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of our assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no ARO recorded as of December 31, 2020 and 2019.

Long-lived Asset Impairments

We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the carrying values may not be recovered. These events include changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in market conditions or in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of the carrying value of our long-lived asset based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition

The majority of our revenues are accounted for under ASC 606, Revenue from Contracts with Customers; however, to a limited extent, some revenues are accounted for under other guidance such as ASC 842, Leases.

Revenue from Contracts with Customers

We review our contracts with customers using the following steps to recognize revenue based on the transfer of goods or services to customers and in amounts that reflect the consideration the company expects to receive for those goods or services.  The steps include: (i) identify the contract; (ii) identify the performance obligations of the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and then (v) recognize revenue when (or as) the performance obligation is satisfied.  Each of these steps involves management judgment and an analysis of the contract’s material terms and conditions.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

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

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections.  Our contract liabilities are substantially related to (i) consideration received from customers in connection with the resolution of a customer dispute and (ii) other items paid for in advance by certain customers generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts.

Refer to Note 5 for further information.

Operations and Maintenance

Operations and maintenance includes $2,753,000, $1,147,000, and $3,789,000 of amortized dredging service costs for the years ended December 31, 2020, 2019 and 2018, respectively. Actual dredging services costs are capitalized and included in “Other current assets” on our accompanying Balance Sheets. The capitalized dredging costs are amortized until the next expected dredging operation (an approximate 12 to 24-month period). We use the straight-line method to amortize dredging service costs.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures. We capitalize certain environmental expenditures required to obtain rights-of-way, regulatory approvals or permitting as part of the construction of facilities we use in our business operations. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our accrual of these environmental liabilities coincides with either our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims we may have against others. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable.

We are subject to environmental cleanup and enforcement actions from time to time. In particular, the Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments could result in substantial costs and liabilities to us, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations.

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. We had no accruals for any outstanding environmental matters as of December 31, 2020 and 2019.

Leases

Lessee

We lease property at the Port of Houston.  Our lease has a remaining lease term of 16 years.  We determine if an arrangement is a lease at inception or upon modification.  For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date.  Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019.  Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and exclude CPI adjustments.  Because most of our leases do not provide an explicit rate of return, we use an incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. Real estate lease agreements with lease and non-lease components are accounted for separately by component.  Leases that were grandfathered under various portions of ASC 842, Leases such as land easements, are reassessed when agreements are modified.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following:

		December 31,
	Useful Life in Years	2020	2019
		(In thousands)
Terminal and storage facilities	5 - 40	$478,509	$447,758
Buildings	5 - 30	13,132	12,955
Other support equipment	1 - 30	76,641	77,214
Accumulated depreciation and amortization		(129,997)	(111,016)
		438,285	426,911
Land		13,167	13,168
Construction work in process		8,506	18,778
Property, plant and equipment, net		$459,958	$458,857

4. Related Party Transactions

Limited Liability Company Agreement (LLC Agreement)

Our profits and losses, and cash distributions are allocated, and made within 45 days after the end of each quarter, on a pro-rata basis to our Members in accordance with their equity percentage interests and profit interests, subject to other conditions as defined in the LLC Agreement. The Class A and Class B Members share in our profits and losses on a 96.5% and 3.5% pro-rata basis, respectively. Class B Member interests are not required to make capital contributions in order to maintain their profit interests. Class A units outstanding as of both December 31, 2020 and 2019 were 14,914,900. Class B units outstanding as of both  December 31, 2020 and 2019 were 700.

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

Affiliate Agreement

Pursuant to the operations and reimbursement agreement, KM Battleground Oil operates our terminal facility and we pay them a service fee. The service fee for the years ended December 31, 2020, 2019 and 2018 was approximately $1,736,000, $1,702,000 and $1,657,000, respectively, and is reflected in “Operations and maintenance” on our accompanying Statements of Income.

Other Affiliate Balances and Activities

We do not have employees. Employees of KMI provide services to us. In accordance with our governance documents, we reimburse KMI at cost.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

The following table summarizes our balance sheet affiliate balances:

	December 31,
	2020	2019
	(In thousands)
Accounts receivable	$2	$3
Accounts payable	1,807	1,321

The following table shows revenues and other costs from our affiliates not presented separately on the accompanying financial statements:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues	$—	$931	$802
Capitalized costs	484	257	27

Subsequent Events

In January 2021, we made cash distributions to our Class A and B Members totaling $5,598,000, and received cash contributions from Class A Members of $2,136,000.

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

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

Disaggregation of Revenues

The following table present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues from contracts with customers
Services
Firm services(a)	$51,803	$49,939	$55,436
Fee-based services	9,189	10,785	10,737
Total services	60,992	60,724	66,173
Commodity sales
Product sales	—	—	89
Total commodity sales	—	—	89
Total revenues from contracts with customers	60,992	60,724	66,262
Lease revenue	3,583	27	26
Total revenues	$64,575	$60,751	$66,288

(a)	Includes non-cancellable firm service customer contracts with take-or-pay, including those contracts where both the price and quantity amount are fixed.

Contract Balances

We did not have any contract assets as of December 31, 2020 and 2019.  As of December 31, 2020 and 2019, our contract liability balances were $931,000 and $1,878,000, respectively.  Of the contract liability balance at December 31, 2019, $947,000 was recognized as revenue during the year ended December 31, 2020.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2020 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In thousands)
2021	$50,151
2022	24,431
2023	20,068
2024	11,033
Total	$105,683

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay payment obligations.  Our contractually committed revenue amounts generally exclude, based on the following practical expedient that we elected to apply, remaining performance obligations for contracts with variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

Major Customers

The following table presents revenues from our largest customers, each of which exceeded 10% of our revenues as determined for each year individually and irrespective of the other periods presented below:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues from largest customer (number one)	$13,221	$10,502	$14,169
Revenues from largest customer (number two)	11,814	9,765	12,881
Revenues from largest customer (number three)	9,748	8,862	10,452
Revenues from largest customer (number four)	9,056	7,549	9,255
Revenues from largest customer (number five)	6,920	7,546

6. Leases

Following are components of our lease cost:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating leases	$470	$470
Short-term and variable leases	34	16
Total lease cost	$504	$486

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2020	2019
	(In thousands, except lease term and discount rate)
Operating cash flows from operating leases	$(504)	$(486)
Amortization of ROU assets	215	209
Weighted average remaining lease term	16 years	17 years
Weighted average discount rate	4.74%	4.74%

Amounts recognized in our accompanying Balance Sheets are as follows:

		Year Ended December 31,
Lease Activity	Balance sheet location	2020	2019
		(In thousands)
ROU assets	Lease asset	$5,013	$5,228
Short-term lease liability	Other current liabilities	139	122
Long-term lease liability	Lease liabilities	4,874	5,106

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2020 are as follows:

Year	Commitment
(In thousands)
2021	$389
2022	400
2023	412
2024	425
2025	438
Thereafter	5,771
Total lease payments	7,835
Less: Interest	(2,822)
Present value of lease liabilities	$5,013

7. Litigation

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

Legal Proceedings

Vandaven Johnson Personal Injury Claim

Vandaven Johnson, an employee of Petro-Chem Services, filed a lawsuit in the 295th Judicial District for Harris County, Texas against BOSTCO and certain other defendants in which the plaintiff alleges that he incurred personal injuries in connection with an incident which is alleged to have occurred on April 12, 2017 while the plaintiff was walking down a temporary gangway on BOSTCO’s premises from the barge dock to a tanker.  Plaintiff alleges that the gangway was placed at an unreasonably steep angle, had an inadequate handrail, and that a vertical support or stanchion failed, causing him to fall from the gangway to the deck of the tanker. Plaintiff alleges injuries to his neck and back and claims to be permanently disabled.  Plaintiff subsequently amended his petition to add the manufacturer and distributor of the gangway as defendants. Plaintiff seeks damages of $3.5 million collectively against all defendants inclusive of alleged current and future medical expenses, pain and suffering, and lost wages. The trial court determined that maritime law applies. If this finding is upheld on appeal, any liable defendant can be held jointly and severally liable for the full judgment amount but then has a right to collect contribution from all other liable defendants for their percentage share. A jury trial was most recently scheduled to occur on January 7, 2021 but was postponed indefinitely due to COVID-19 protocols. BOSTCO estimates plaintiff’s damages to be considerably less than those claimed in the lawsuit. We believe we have meritorious arguments and we intend to continue to vigorously defend the lawsuit.

BATTLEGROUND OIL SPECIALTY TERMINAL COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019 (not covered by the Report of Independent Registered Public Accounting Firm), and 2018

Customer Dispute

In January 2018, we settled a dispute with a customer for $1,642,000 related to the commencement of operations. The settlement was implemented as part of an amendment to the original services agreement, in which our settlement obligation was a component of the transaction price for the amended services arrangement. Accordingly, effective from November 2018, we are recognizing the amount as a reduction to revenues over the 5-year term of the amended services agreement as we fulfill the contractual performance obligations.

General

As of December 31, 2020 and 2019, we had $320,000 accrued for our outstanding legal proceedings.

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

10.4

Sixth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated July 16, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on July 17, 2013).

10.5

Seventh Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated December 20, 2013, between TransMontaigne Partners L.P. and Morgan Stanley Capital Group Inc. (assigned in part to NGL Energy Partners LP on July 1, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8 K filed by TransMontaigne Partners L.P. with the SEC on December 23, 2013).

10.6

Eighth Amendment to Terminaling Services Agreement—Southeast and Collins/Purvis, dated November 4, 2014, between TransMontaigne Partners L.P. and NGL Energy Partners LP. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2016).

10.7

Amendment No. 9 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated March 1, 2016, between TransMontaigne Partners L.P. and NGL Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on March 3, 2016).

10.8

Amendment No. 10 to Terminaling Services Agreement—Southeast and Collins/Purvis, dated June 1, 2019, between TransMontaigne Partners LLC and NGL Energy Partners LP (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 13, 2020). Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b) (10).

10.9

Indemnification Agreement, dated December 31, 2007, among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C. and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on March 10, 2008)

Exhibit Number	Description
10.10

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

10.11

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

10.12

Asset Purchase Agreement, dated November 2, 2017, by and between Plains Products Terminals LLC and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 8, 2017).

10.13

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

10.14

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

10.15

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

10.17

Right of First Offer Agreement dated as of August 4, 2017, by and between Pike West Coast Holdings, LLC and TransMontaigne Partners L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on August 9, 2017).

10.18+

TLP Management Services LLC Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

10.19

Services Agreement dated as of August 18, 2019, by and between TransMontaigne Management Company, LLC and TLP Management Services, LLC (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 13, 2020).

21.1*	List of Subsidiaries of TransMontaigne Partners LLC.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 5, 2021
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 5, 2021
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 5, 2021
Lisa M. Kearney