Form 10-Q
period 2021-03-31
TransMontaigne Partners LLC
filed 2021-05-13
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

As of March 31, 2021, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2021 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2020, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 5, 2021 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2021:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services LLC

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

		March 31,	December 31,
		2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$3,334	$595
Trade accounts receivable, net		9,328	9,203
Due from affiliates		3,718	2,986
Other current assets		10,661	5,623
Total current assets		27,041	18,407
Property, plant and equipment, net		731,194	737,501
Goodwill		9,428	9,428
Investments in unconsolidated affiliates		227,187	225,948
Right-of-use assets, operating leases		33,203	33,880
Other assets, net		41,803	44,042
		$1,069,856	$1,069,206
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable		$8,071	$14,000
Operating lease liabilities		3,330	3,284
Accrued liabilities		30,275	34,732
Short-term debt		361,400	—
Total current liabilities		403,076	52,016
Other liabilities		4,354	4,820
Long-term operating lease liabilities	`	31,647	32,418
Long-term debt		294,494	644,659
Total liabilities		733,571	733,913
Commitments and contingencies (Note 13)
Equity:
Member interest		336,285	335,293
Total equity		336,285	335,293
		$1,069,856	$1,069,206

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2021	2020
Revenue:
External customers	$60,877	$61,669
Affiliates	8,055	7,172
Total revenue	68,932	68,841
Costs and expenses:
Operating	(28,003)	(26,637)
General and administrative expenses	(5,179)	(6,317)
Insurance expenses	(1,328)	(1,208)
Deferred compensation expense	(764)	(911)
Depreciation and amortization	(14,764)	(13,641)
Total costs and expenses	(50,038)	(48,714)
Earnings from unconsolidated affiliates	2,192	2,153
Operating income	21,086	22,280
Other expenses:
Interest expense	(7,356)	(9,214)
Amortization of deferred debt issuance costs	(659)	(643)
Total other expenses	(8,015)	(9,857)
Net earnings	$13,071	$12,423

See accompanying notes to consolidated financial statements (unaudited).

.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance December 31, 2019	$324,087	$324,087
Contribution from TLP Holdings	112	112
Distributions to TLP Finance	(13,685)	(13,685)
Net earnings for the three months ended March 31, 2020	12,423	12,423
Balance March 31, 2020	$322,937	$322,937

Balance December 31, 2020	$335,293	$335,293
Distributions to TLP Finance	(12,079)	(12,079)
Net earnings for the three months ended March 31, 2021	13,071	13,071
Balance March 31, 2021	$336,285	$336,285

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$13,071	$12,423
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,764	13,641
Earnings from unconsolidated affiliates	(2,192)	(2,153)
Distributions from unconsolidated affiliates	3,333	1,891
Amortization of deferred debt issuance costs	659	643
Amortization of deferred revenue	(197)	(33)
Unrealized loss on derivative instruments	—	272
Changes in operating assets and liabilities:
Trade accounts receivable, net	(125)	5,209
Due from affiliates	(732)	128
Other current assets	(3,345)	(3,492)
Amounts due under long-term terminaling services agreements, net	(702)	473
Right-of-use assets, operating leases	732	639
Other assets, net	(33)	(35)
Trade accounts payable	(92)	460
Accrued liabilities	(4,457)	(10,588)
Operating lease liabilities	(780)	(666)
Net cash provided by operating activities	19,904	18,812
Cash flows from investing activities:
Investments in unconsolidated affiliates	(2,380)	—
Capital expenditures	(13,706)	(13,889)
Net cash used in investing activities	(16,086)	(13,889)
Cash flows from financing activities:
Borrowings under revolving credit facility	51,300	52,700
Repayments under revolving credit facility	(40,300)	(41,700)
Distributions to TLP Finance	(12,079)	(13,685)
Contributions from TLP Holdings	—	112
Net cash used in financing activities	(1,079)	(2,573)
Increase in cash and cash equivalents	2,739	2,350
Cash and cash equivalents at beginning of period	595	1,090
Cash and cash equivalents at end of period	$3,334	$3,440
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,950	$13,588
Property, plant and equipment acquired with accounts payable	$3,626	$16,105
Non-cash investments in unconsolidated affiliates	$—	$2,665

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020.

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

(c) Accounting for terminal and pipeline operations

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use asset and a lease liability for all qualifying leases in the consolidated balance sheets. Further, under ASC 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We used the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (“ASC 840”) (See Note 13 of Notes to consolidated financial statements).

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

The adoption of ASC 606 did not result in changes to our accounting for trade accounts receivable (see Note 3 of Notes to consolidated financial statements), contract assets or contract liabilities. We recognize contract assets in situations where revenue recognition under ASC 606 occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional. At both March 31, 2021 and December 31, 2020, we had contract assets related to ASC 606 of approximately $0.1 million.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement. Revenue associated with the capacity reservation agreement is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees. Pipeline transportation revenue is primarily accounted for in accordance with ASC 842.

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and receive a management fee based on our costs incurred.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

of the asset group over its estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2021 and 2020.

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2021 and 2020.

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

In connection with our acquisition of the Florida (other than Pensacola), Midwest, Brownsville, Texas, River, Southeast, and Pensacola, Florida terminal and facilities, a third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses. Nonetheless, the forgoing environmental indemnification obligations of a third party to us remain in place.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

retirement obligation, or corresponding asset, because the future dismantlement and removal dates of our long-lived assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

(i) Deferred compensation expense

We have a savings and retention plan to compensate certain employees who provide services to the Company. We index the savings and retention plan awards to other forms of investments and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (see Note 12 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations.

At March 31, 2021 and December 31, 2020 we do not have derivative instruments. Our interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(n) Going concern assessment and management’s plan

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As discussed in Note 11 of Notes to consolidated financial statements, our revolving credit facility matures on March 13, 2022, and has not been renewed as of the date of the issuance of these consolidated financial statements. While the Company intends to renew or extend the terms of our revolving credit facility, until such time as we have an executed agreement to refinance or extend the maturity, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2022 and 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly-owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.2 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We operate two products terminals in Seattle, Washington and Portland, Oregon, on behalf of SeaPort Midstream Partners, LLC, in accordance with an operating and administrative agreement executed between us and SeaPort Midstream Partners, LLC. SeaPort Midstream Partners, LLC is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC. SeaPort Midstream Holdings LLC owns 51% of SeaPort Midstream Partners, LLC. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream Partners, LLC stipulates that we may resign

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

as the operator at any time with the prior written consent of SeaPort Midstream Partners, LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a products terminal in Tacoma, Washington on behalf of SeaPort Sound Terminal, LLC, an ArcLight subsidiary. We recognized revenue related to this services agreement of approximately $2.2 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.7 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Services agreement—TMC. Our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TMC, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC. TMC is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TMC with respect to the services agreement was approximately $0.6 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $2.8 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. We maintain allowances for potentially uncollectible accounts receivable.

Trade accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Trade accounts receivable	$9,328	$9,203
Less allowance for credit losses	—	—
	$9,328	$9,203

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2021	2020
Pilot Flying J	20%	14%
Freepoint Commodities LLC	9%	11%
RaceTrac Petroleum Inc.	8%	10%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$5,972	$2,123
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,478 at March 31, 2021	1,693	—
Additive detergent	1,266	1,585
Amounts due from insurance companies	604	668
Deposits and other assets	1,126	1,247
	$10,661	$5,623

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of March 31, 2021.

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At March 31, 2021 and December 31, 2020, we have recognized amounts due from insurance companies of approximately $0.6 million and $0.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2021, we received reimbursements from insurance companies of approximately $0.1 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Land	$83,657	$83,657
Terminals, pipelines and equipment	1,130,030	1,108,410
Furniture, fixtures and equipment	11,137	11,104
Construction in progress	9,040	22,824
	1,233,864	1,225,995
Less accumulated depreciation	(502,670)	(488,494)
	$731,194	$737,501

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

At March 31, 2021 and December 31, 2020, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $585.5 million and $582.6 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At March 31, 2021 and December 31, 2020, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2021 or during the year ended December 31, 2020 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2021 and December 31, 2020, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
BOSTCO	42.5%	42.5%	$203,486	$201,912
Frontera	50%	50%	23,701	24,036
Total investments in unconsolidated affiliates			$227,187	$225,948

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

At both March 31, 2021 and December 31, 2020, our investment in BOSTCO includes approximately $6.4 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
BOSTCO	$1,490	$1,508
Frontera	702	645
Total earnings from investments in unconsolidated affiliates	$2,192	$2,153

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
BOSTCO	$2,380	$2,665
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$2,380	$2,665

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
BOSTCO	$2,296	$1,417
Frontera	1,037	474
Cash distributions received from unconsolidated affiliates	$3,333	$1,891

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Current assets	$17,709	$15,822	$5,393	$5,352
Long-term assets	463,678	464,971	42,978	43,939
Current liabilities	(13,760)	(17,543)	(969)	(1,219)
Long-term liabilities	(5,335)	(5,476)	—	—
Net assets	$462,292	$457,774	$47,402	$48,072

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$18,800	$16,436	$4,869	$5,036
Expenses	(14,985)	(12,651)	(3,465)	(3,746)
Net income	$3,815	$3,785	$1,404	$1,290

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Customer relationships, net of accumulated amortization of $10,175 and $9,587, respectively	$39,255	$39,843
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,054 at December 31, 2020	—	2,117
Amounts due under long-term terminaling services agreements	1,780	1,347
Deposits and other assets	768	735
	$41,803	$44,042

Customer relationships. Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over twenty years.

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of March 31, 2021.

Amounts due under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 and ASC 606 the minimum payments under the long-term terminaling services agreements on a straight-line basis over the terms of the respective agreements. At March 31, 2021 and December 31, 2020, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $1.8 million and $1.3 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation expense	$10,677	$12,283
Customer advances and deposits	10,653	10,689
Interest payable	3,026	7,619
Accrued property taxes	3,785	3,018
Accrued environmental obligations	1,957	983
Accrued expenses and other	177	140
	$30,275	$34,732

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At both March 31, 2021 and December 31, 2020, approximately $9.6 million of the customer advances and deposits balance is related to terminaling services agreements accounted for as operating leases under ASC 842. At both March 31, 2021 and December 31, 2020, approximately $1.1 million of the customer advances and deposits balance is considered contract liabilities under ASC 606. Revenue recognized during both of the three months ended March 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was approximately $1.1 million. At both March 31, 2021 and December 31, 2020, we have billed and collected from certain of our customers approximately $10.7 million in advance of the terminaling services being provided.

Accrued environmental obligations. At March 31, 2021 and December 31, 2020, we have accrued environmental obligations of approximately $2.0 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2021, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the three months ended March 31, 2021, we increased our estimate of our future environmental remediation costs by approximately $1.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Advance payments received under long-term terminaling services agreements	$2,300	$2,569
Deferred revenue	2,054	2,251
	$4,354	$4,820

Advance payments received under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight-line basis over the term of the respective agreements. At March 31, 2021 and December 31, 2020, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $2.3 million and $2.6 million, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Deferred revenue. Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At March 31, 2021 and December 31, 2020, we have unamortized deferred revenue for completed projects of approximately $2.1 million and $2.3 million, respectively. During the three months ended March 31, 2021, we billed customers $nil for completed projects and recognized revenue for completed projects on a straight-line basis of approximately $0.2 million. At both March 31, 2021 and December 31, 2020, $nil of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during both the three months ended March 31, 2021 and 2020, from amounts included in contract liabilities under ASC 606 at the beginning of the period, was approximately $nil.

(11) DEBT

Debt was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Revolving credit facility due in 2022	$361,400	$—
Short-term debt	$361,400	$—

Revolving credit facility due in 2022	$—	$350,400
6.125% senior notes due in 2026	299,900	299,900
Senior notes unamortized deferred debt issuance costs, net of accumulated amortization of $2,676 and $2,441, respectively	(5,406)	(5,641)
Long-term debt	$294,494	$644,659

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheets as of March 31, 2021. We expect to renew or extend our revolving credit facility prior to the maturity date. We were in compliance with all financial covenants as of and during the three months ended March 31, 2021 and the year ended December 31, 2020.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the three months ended March 31, 2021 and 2020, the weighted average interest rate on borrowings under our revolving credit facility was approximately 3.4% and 5.4%, respectively. At March 31, 2021 and December 31, 2020, our outstanding borrowings under our revolving credit facility were $361.4 million and $350.4 million, respectively. At both March 31, 2021 and December 31, 2020 our outstanding letters of credit were $1.3 million.

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

(12) DEFERRED COMPENSATION EXPENSE

We have a savings and retention plan to compensate certain employees who provide services to the Company. The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Awards under the plan with respect to individuals providing services to the Company generally become vested as to 50% of a participant’s annual award as of the first day of the month that falls closest to the second anniversary of the grant date, and the remaining 50% as of the first day of the month that falls closest to the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of the age and length of service thresholds, retirement, death or disability, involuntary termination without cause, or termination of a participant’s employment following a change in control of the Company as specified in the plan. The awards are increased for the value of any accrued growth based on underlying investments deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of the Company or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of the Company or any of its affiliates or predecessors.

We index the savings and retention plan awards to other forms of investments and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $0.8 million and $0.9 million is included in deferred compensation expense for the three months ended March 31, 2021 and 2020, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 40 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our corporate offices, vehicles and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three months ended March 31, 2021 and 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2021	2020
Operating leases	$1,180	$1,182
Variable lease costs (including insignificant short-term leases)	234	991
Sublease income as primary obligor	(249)	(246)
Total lease costs	$1,165	$1,927

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2021	2020
Cash outflows for operating leases	$1,228	$1,209
Weighted average remaining lease term (years)	18.28	18.66
Weighted average discount rate	5.2%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2021 and related imputed interest was as follows (in thousands):

Years ending December 31:
2021 (remainder of the year)	$3,545
2022	4,763
2023	4,163
2024	3,707
2025	3,286
Thereafter	36,546
Total lease payments	56,010
Less imputed interest	(21,033)
Present value of operating lease liabilities	$34,977

Contract commitments. At March 31, 2021, we have contractual commitments of approximately $17.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2021 and 2020. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2021 and December 31, 2020.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $299.9 million publicly traded senior notes at March 31, 2021 was approximately $301.4 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2021	2020
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$47,009	$46,811
Firm commitments (ASC 606 revenue)	4,394	3,707
Total firm commitments revenue	51,403	50,518
Ancillary revenue (ASC 606 revenue)	11,002	11,829
Ancillary revenue (ASC 842 revenue)	592	997
Total ancillary revenue	11,594	12,826
Total terminaling services fees	62,997	63,344
Pipeline transportation fees (ASC 842 revenue)	396	872
Management fees (ASC 606 revenue)	5,218	4,327
Management fees (ASC 842 revenue)	321	298
Total management fees	5,539	4,625
Total revenue	$68,932	$68,841

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2021 (remainder of the year)	$3,625	$414	$1,634	$878	$—	$3,835	$—	$10,386
2022	1,785	457	2,178	1,063	—	1,638	—	7,121
2023	236	32	2,178	531	—	—	—	2,977
2024	—	—	410	—	—	—	—	410
2025	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,646	$903	$6,400	$2,472	$—	$5,473	$—	$20,894

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2021 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2021 (remainder of the year)	$138,002
2022	142,295
2023	115,165
2024	67,755
2025	49,085
Thereafter	488,797
Total estimated future ASC 842 revenue	$1,001,099

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Gulf Coast Terminals:
Terminaling services fees	$19,158	$20,653
Management fees	14	5
Revenue	19,172	20,658
Operating costs and expenses	(5,638)	(6,123)
Net margins	13,534	14,535
Midwest Terminals:
Terminaling services fees	3,007	1,443
Pipeline transportation fees	—	472
Revenue	3,007	1,915
Operating costs and expenses	(664)	(515)
Net margins	2,343	1,400
Brownsville Terminals:
Terminaling services fees	3,910	4,007
Pipeline transportation fees	396	400
Management fees	1,311	1,500
Revenue	5,617	5,907
Operating costs and expenses	(2,461)	(2,683)
Net margins	3,156	3,224
River Terminals:
Terminaling services fees	3,426	2,694
Revenue	3,426	2,694
Operating costs and expenses	(1,635)	(1,244)
Net margins	1,791	1,450
Southeast Terminals:
Terminaling services fees	19,840	21,510
Management fees	261	240
Revenue	20,101	21,750
Operating costs and expenses	(6,126)	(5,573)
Net margins	13,975	16,177
West Coast Terminals:
Terminaling services fees	13,656	13,037
Management fees	10	9
Revenue	13,666	13,046
Operating costs and expenses	(5,372)	(5,044)
Net margins	8,294	8,002
Central Services:
Management fees	3,943	2,871
Revenue	3,943	2,871
Operating costs and expenses	(6,107)	(5,455)
Net margins	(2,164)	(2,584)
Total net margins	40,929	42,204
General and administrative expenses	(5,179)	(6,317)
Insurance expenses	(1,328)	(1,208)
Deferred compensation expense	(764)	(911)
Depreciation and amortization	(14,764)	(13,641)
Earnings from unconsolidated affiliates	2,192	2,153
Operating income	21,086	22,280
Other expenses	(8,015)	(9,857)
Net earnings	$13,071	$12,423

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$16,997	$3,007	$3,680	$3,426	$20,101	$13,666	$—	$60,877
Affiliate customers	2,175	—	1,937	—	—	—	3,943	8,055
Revenue	$19,172	$3,007	$5,617	$3,426	$20,101	$13,666	$3,943	$68,932
Capital expenditures	$1,696	$25	$4,101	$2,773	$2,753	$2,296	$62	$13,706
Identifiable assets	$120,424	$17,780	$111,203	$51,057	$249,314	$267,947	$13,151	$830,876
Cash and cash equivalents								3,334
Investments in unconsolidated affiliates								227,187
Revolving credit facility unamortized deferred debt issuance costs, net								1,693
Other								6,766
Total assets								$1,069,856

	Three months ended March 31, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$18,527	$1,915	$3,737	$2,694	$21,750	$13,046	$—	$61,669
Affiliate customers	2,131	—	2,170	—	—	—	2,871	7,172
Revenue	$20,658	$1,915	$5,907	$2,694	$21,750	$13,046	$2,871	$68,841
Capital expenditures	$1,319	$119	$5,032	$708	$3,623	$2,397	$691	$13,889

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

To date, our operations, employees, and financial position have not been materially impacted by the COVID-19 pandemic. We have provided our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. In addition, we provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, approximately 82% of our current terminaling services revenue is derived from firm commitments pursuant to our multi-year agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement, and the majority of our terminaling services agreements have a remaining term in excess of one year. To date, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. The nature of our revenues and agreements therefore remains somewhat insulated from any potential increases or decreases to demand and pricing for crude oil, refined petroleum products, renewable products, and other products that we handle, including as a result of public and governmental responses with respect to travel and economic activity in light of COVD-19.

There continue to be too many variables and uncertainties regarding COVID-19 — including the continued global spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity completed in the first quarter of 2021. The construction of the gasoline railcar loading capabilities was completed in the first quarter 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” pipeline in the third quarter of 2021. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2021. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended March 31,
	2021	2020
Terminaling services fees	$62,997	$63,344
Pipeline transportation fees	396	872
Management fees	5,539	4,625
Revenue	$68,932	$68,841

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

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended March 31,
	2021	2020
Gulf Coast terminals	$19,172	$20,658
Midwest terminals	3,007	1,915
Brownsville terminals	5,617	5,907
River terminals	3,426	2,694
Southeast terminals	20,101	21,750
West Coast terminals	13,666	13,046
Central services	3,943	2,871
Revenue	$68,932	$68,841

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2021	2020
Gulf Coast terminals	$19,158	$20,653
Midwest terminals	3,007	1,443
Brownsville terminals	3,910	4,007
River terminals	3,426	2,694
Southeast terminals	19,840	21,510
West Coast terminals	13,656	13,037
Central services	—	—
Terminaling services fees	$62,997	$63,344

Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. The fees associated with this lease agreement are recognized as terminaling services fees. Prior to January 1, 2021, we earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under a capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020.

Included in terminaling services fees for both the three months ended March 31, 2021 and 2020, are fees charged to affiliates of approximately $2.8 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2021	2020
Firm commitments	$51,403	$50,518
Ancillary	11,594	12,826
Terminaling services fees	$62,997	$63,344

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2021 are as follows (in thousands):

Less than 1 year remaining	$10,050	19%
1 year or more, but less than 3 years remaining	18,788	37%
3 years or more, but less than 5 years remaining	10,596	21%
5 years or more remaining (1)	11,969	23%
Total firm commitments for the three months ended March 31, 2021	$51,403

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

Pipeline transportation fees. We earn pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement. Revenue associated with the capacity reservation agreement is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2021	2020
Gulf Coast terminals	$—	$—
Midwest terminals	—	472
Brownsville terminals	396	400
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$396	$872

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended March 31,
	2021	2020
Gulf Coast terminals	$14	$5
Midwest terminals	—	—
Brownsville terminals	1,311	1,500
River terminals	—	—
Southeast terminals	261	240
West Coast terminals	10	9
Central services	3,943	2,871
Management fees	$5,539	$4,625

Included in management fees for the three months ended March 31, 2021 and 2020, are fees charged to affiliates of approximately $5.2 million and $4.4 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended March 31,
	2021	2020
Wages and employee benefits	$13,942	$12,573
Utilities and communication charges	2,502	2,366
Repairs and maintenance	3,243	3,563
Office, rentals and property taxes	3,796	3,268
Vehicles and fuel costs	241	289
Environmental compliance costs	1,956	945
Other	2,323	3,633
Operating costs and expenses	$28,003	$26,637

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2021	2020
Gulf Coast terminals	$5,638	$6,123
Midwest terminals	664	515
Brownsville terminals	2,461	2,683
River terminals	1,635	1,244
Southeast terminals	6,126	5,573
West Coast terminals	5,372	5,044
Central services	6,107	5,455
Operating costs and expenses	$28,003	$26,637

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $5.2 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2021 and 2020, the expense associated with insurance was approximately $1.3 million and $1.2 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was approximately $14.8 million and $13.6 million, respectively. The increase in depreciation and amortization expense for the three months ended March 31, 2021 is attributable to placing expansion projects in service throughout the past year.

For the three months ended March 31, 2021 and 2020, interest expense was approximately $7.4 million and $9.2 million, respectively. The decrease in interest expense for the three months ended March 31, 2021 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2021	2020
BOSTCO	$1,490	$1,508
Frontera	702	645
Total earnings from investments in unconsolidated affiliates	$2,192	$2,153

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended March 31,
	2021	2020
BOSTCO	$2,380	$2,665
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$2,380	$2,665

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2021	2020
BOSTCO	$2,296	$1,417
Frontera	1,037	474
Cash distributions received from unconsolidated affiliates	$3,333	$1,891

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net cash provided by operating activities	$19,904	$18,812
Net cash used in investing activities	$(16,086)	$(13,889)
Net cash used in financing activities	$(1,079)	$(2,573)

The increase in net cash provided by operating activities is primarily related to increased distributions from unconsolidated affiliates and the timing of working capital requirements.

The increase in net cash used in investing activities is primarily related to the timing of cash paid for investments in unconsolidated affiliates.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2021. At March 31, 2021, the remaining expenditures to complete the approved projects are estimated to be approximately $40 million. These expenditures primarily relate to the construction costs associated with the expansion of our Brownsville operations.

The decrease in net cash used in financing activities includes a decrease of approximately $1.6 million in distributions to TLP Finance.

Third amended and restated senior secured credit facility. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheets as of March 31, 2021. We expect to renew or extend our revolving credit facility prior to the maturity date.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At March 31, 2021, our outstanding borrowings under our revolving credit facility were $361.4 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults, changes in our control and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

	Three months ended				Twelve months ending
	June 30,	September 30,	December 31,	March 31,	March 31,
	2020	2020	2020	2021	2021
Financial performance covenant tests:
Consolidated EBITDA (1)	$40,275	$41,340	$41,976	$36,991	$160,582

Consolidated interest expense (1) (2)	$7,956	$7,435	$7,341	$7,356	$30,088

Revolving credit facility debt					$361,400
6.125% senior notes due in 2026					299,900
Consolidated funded indebtedness					$661,300

Senior secured leverage ratio					2.25
Total leverage ratio					4.12
Interest coverage ratio					5.34
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA for the total leverage ratio (1)	$40,275	$41,340	$41,976	$36,991	$160,582
Interest expense	(7,204)	(7,435)	(7,341)	(7,356)	(29,336)
Unrealized (gain) on derivative instruments	(752)	—	—	—	(752)
Amortization of deferred revenue	1,228	239	(391)	(197)	879
Change in operating assets and liabilities	7,497	741	1,056	(9,534)	(240)
Cash flows provided by operating activities	$41,044	$34,885	$35,300	$19,904	$131,133

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.
(2)	Consolidated interest expense, used in the calculation of the interest coverage ratio, excludes unrealized gains and losses recognized on our derivative instruments.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes, due in 2026. The senior notes remain outstanding and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the senior notes. The senior notes contain customary covenants (including those relating to our voluntary filing of this report and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 5, 2021 in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At March 31, 2021, we had outstanding borrowings of $361.4 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2021, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 5, 2021, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 5, 2021.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 12, 2021	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer