Form 10-Q
period 2021-06-30
TransMontaigne Partners LLC
filed 2021-08-06
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of June 30, 2021, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June 30, 2021 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2020, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 5, 2021 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2021:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services LLC

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$242	$595
Trade accounts receivable, net	11,614	9,203
Due from affiliates	3,700	2,986
Other current assets	9,096	5,623
Total current assets	24,652	18,407
Property, plant and equipment, net	727,363	737,501
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	225,816	225,948
Right-of-use assets, operating leases	48,101	33,880
Other assets, net	39,764	44,042
	$1,075,124	$1,069,206
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$10,054	$14,000
Operating lease liabilities	3,370	3,284
Accrued liabilities	32,944	34,732
Short-term debt	346,400	—
Total current liabilities	392,768	52,016
Other liabilities	3,968	4,820
Long-term operating lease liabilities	46,597	32,418
Long-term debt	294,732	644,659
Total liabilities	738,065	733,913
Commitments and contingencies (Note 13)
Equity:
Member interest	337,059	335,293
Total equity	337,059	335,293
	$1,075,124	$1,069,206

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
External customers	$58,544	$60,894	$119,421	$122,563
Affiliates	7,416	7,164	15,471	14,336
Total revenue	65,960	68,058	134,892	136,899
Costs and expenses:
Operating	(25,655)	(25,355)	(53,658)	(51,992)
General and administrative expenses	(5,198)	(5,250)	(10,377)	(11,567)
Insurance expenses	(1,390)	(1,280)	(2,718)	(2,488)
Deferred compensation expense	(224)	(354)	(988)	(1,265)
Depreciation and amortization	(14,946)	(14,242)	(29,710)	(27,883)
Total costs and expenses	(47,413)	(46,481)	(97,451)	(95,195)
Earnings from unconsolidated affiliates	2,163	1,850	4,355	4,003
Operating income	20,710	23,427	41,796	45,707
Other expenses:
Interest expense	(7,510)	(7,204)	(14,866)	(16,418)
Amortization of deferred debt issuance costs	(662)	(627)	(1,321)	(1,270)
Total other expenses	(8,172)	(7,831)	(16,187)	(17,688)
Net earnings	$12,538	$15,596	$25,609	$28,019

See accompanying notes to consolidated financial statements (unaudited).

.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance March 31, 2020	$322,937	$322,937
Contribution from TLP Holdings	111	111
Distributions to TLP Finance	(12,766)	(12,766)
Net earnings for the three months ended June 30, 2020	15,596	15,596
Balance June 30, 2020	$325,878	$325,878

Balance March 31, 2021	$336,285	$336,285
Distributions to TLP Finance	(11,764)	(11,764)
Net earnings for the three months ended June 30, 2021	12,538	12,538
Balance June 30, 2021	$337,059	$337,059

Balance December 31, 2019	$324,087	$324,087
Contribution from TLP Holdings	223	223
Distributions to TLP Finance	(26,451)	(26,451)
Net earnings for the six months ended June 30, 2020	28,019	28,019
Balance June 30, 2020	$325,878	$325,878

Balance December 31, 2020	$335,293	$335,293
Distributions to TLP Finance	(23,843)	(23,843)
Net earnings for the six months ended June 30, 2021	25,609	25,609
Balance June 30, 2021	$337,059	$337,059

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net earnings	$12,538	$15,596	$25,609	$28,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,946	14,242	29,710	27,883
Earnings from unconsolidated affiliates	(2,163)	(1,850)	(4,355)	(4,003)
Distributions from unconsolidated affiliates	3,976	4,456	7,309	6,347
Amortization of deferred debt issuance costs	662	627	1,321	1,270
Amortization of deferred revenue	(164)	1,228	(361)	1,195
Unrealized loss on derivative instruments	—	(752)	—	(480)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,286)	(124)	(2,411)	5,085
Due from affiliates	18	264	(714)	392
Other current assets	1,141	1,673	(2,204)	(1,819)
Amounts due under long-term terminaling services agreements, net	1,181	(667)	479	(194)
Right-of-use assets, operating leases	742	758	1,474	1,397
Other assets, net	49	484	16	449
Trade accounts payable	(658)	(2,102)	(750)	(1,642)
Accrued liabilities	2,669	7,882	(1,788)	(2,706)
Operating lease liabilities	(650)	(671)	(1,430)	(1,337)
Net cash provided by operating activities	32,001	41,044	51,905	59,856
Cash flows from investing activities:
Investments in unconsolidated affiliates	(442)	(3,171)	(2,822)	(3,171)
Capital expenditures	(7,887)	(14,876)	(21,593)	(28,765)
Net cash used in investing activities	(8,329)	(18,047)	(24,415)	(31,936)
Cash flows from financing activities:
Borrowings under revolving credit facility	14,400	20,300	65,700	73,000
Repayments under revolving credit facility	(29,400)	(33,000)	(69,700)	(74,700)
Senior notes repurchase	—	(100)	—	(100)
Distributions to TLP Finance	(11,764)	(12,766)	(23,843)	(26,451)
Contributions from TLP Holdings	—	111	—	223
Net cash used in financing activities	(26,764)	(25,455)	(27,843)	(28,028)
Decrease in cash and cash equivalents	(3,092)	(2,458)	(353)	(108)
Cash and cash equivalents at beginning of period	3,334	3,440	595	1,090
Cash and cash equivalents at end of period	$242	$982	$242	$982
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,927	$3,441	$14,877	$17,029
Property, plant and equipment acquired with accounts payable	$6,267	$16,359	$6,267	$16,359
Additions to right-of-use assets obtained from new operating lease liabilities	$15,695	$—	$15,695	$—

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2021 and December 31, 2020 and our results of operations for the three and six months ended June 30, 2021 and 2020.

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

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees. Pipeline transportation revenue is primarily accounted for in accordance with ASC 842.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2021 and 2020.

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2021 and 2020.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At June 30, 2021 and December 31, 2020 we do not have derivative instruments. Our interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million for both of the three months ended June 30, 2021 and 2020 and approximately $2.6 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2022 and 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice, respectively. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million for both of the three months ended

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

June 30, 2021 and 2020 and approximately $1.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly-owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.2 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $4.4 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We operate two products terminals in Seattle, Washington and Portland, Oregon, on behalf of SeaPort Midstream Partners, LLC, in accordance with an operating and administrative agreement executed between us and SeaPort Midstream Partners, LLC. SeaPort Midstream Partners, LLC is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP West Coast Products LLC. SeaPort Midstream Holdings LLC owns 51% of SeaPort Midstream Partners, LLC. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream Partners, LLC stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream Partners, LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $0.9 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.9 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a products terminal in Tacoma, Washington on behalf of SeaPort Sound Terminal, LLC, an ArcLight subsidiary. We recognized revenue related to this services agreement of approximately $1.9 million for both of the three months ended June 30, 2021 and 2020 and approximately $4.1 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.2 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.5 million for both of the three months ended June 30, 2021 and 2020 and approximately $1.1 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary market areas are located in the United States along the Gulf Coast, in the Southeast, in Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Midwest and along the West Coast. We have a concentration of trade receivable balances due from companies engaged in the trading, distribution and marketing of refined products and crude oil. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions we may request letters of credit, prepayments or guarantees. Amounts included in trade accounts receivable that are accounted for as revenue in accordance with ASC 606 approximate $3.5 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively.

Trade accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Trade accounts receivable	$11,614	$9,203
Less allowance for credit losses	—	—
	$11,614	$9,203

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pilot Flying J	20%	14%	20%	14%
Freepoint Commodities LLC	9%	10%	10%	11%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$4,423	$2,123
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,902 at June 30, 2021	1,269	—
Additive detergent	1,797	1,585
Amounts due from insurance companies	546	668
Deposits and other assets	1,061	1,247
	$9,096	$5,623

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of June 30, 2021.

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June 30, 2021 and December 31, 2020, we have recognized amounts due from insurance companies of approximately $0.5 million and $0.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2021, we received reimbursements from insurance companies of approximately $0.1 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Land	$83,657	$83,657
Terminals, pipelines and equipment	1,135,652	1,108,410
Furniture, fixtures and equipment	11,323	11,104
Construction in progress	13,761	22,824
	1,244,393	1,225,995
Less accumulated depreciation	(517,030)	(488,494)
	$727,363	$737,501

At June 30, 2021 and December 31, 2020, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $564.4 million and $582.6 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

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

At June 30, 2021 and December 31, 2020, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three or six months ended June 30, 2021 or during the year ended December 31, 2020 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2021 and December 31, 2020, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
BOSTCO	42.5%	42.5%	$202,735	$201,912
Frontera	50%	50%	23,081	24,036
Total investments in unconsolidated affiliates			$225,816	$225,948

At both June 30, 2021 and December 31, 2020, our investment in BOSTCO includes approximately $6.4 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
BOSTCO	$1,603	$1,302	$3,093	$2,810
Frontera	560	548	1,262	1,193
Total earnings from investments in unconsolidated affiliates	$2,163	$1,850	$4,355	$4,003

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
BOSTCO	$442	$506	$2,822	$3,171
Frontera	—	—	—	—
Additional capital investments in unconsolidated affiliates	$442	$506	$2,822	$3,171

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
BOSTCO	$2,796	$3,636	$5,092	$5,053
Frontera	1,180	820	2,217	1,294
Cash distributions received from unconsolidated affiliates	$3,976	$4,456	$7,309	$6,347

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Current assets	$18,252	$15,822	$5,136	$5,352
Long-term assets	462,074	464,971	42,203	43,939
Current liabilities	(13,655)	(17,543)	(1,177)	(1,219)
Long-term liabilities	(5,193)	(5,476)	—	—
Net assets	$461,478	$457,774	$46,162	$48,072

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$16,722	$15,885	$4,600	$4,772
Expenses	(12,608)	(12,585)	(3,480)	(3,676)
Net income	$4,114	$3,300	$1,120	$1,096

	BOSTCO		Frontera
	Six months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$35,522	$32,321	$9,469	$9,808
Expenses	(27,593)	(25,236)	(6,945)	(7,422)
Net income	$7,929	$7,085	$2,524	$2,386

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Customer relationships, net of accumulated amortization of $10,762 and $9,587, respectively	$38,668	$39,843
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,054 at December 31, 2020	—	2,117
Amounts due under long-term terminaling services agreements	377	1,347
Deposits and other assets	719	735
	$39,764	$44,042

Customer relationships. Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over twenty years.

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of June 30, 2021.

Amounts due under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for minimum payments that increase at stated amounts over the terms of the respective agreements. We recognize as revenue under ASC 842 and ASC 606 the minimum payments under the long-term terminaling services agreements on a straight-line basis over the terms of the respective agreements. At June 30, 2021 and December 31, 2020, we have recognized revenue in excess of the minimum payments that was due through those respective dates under the long-term terminaling services agreements resulting in an asset of approximately $0.4 million and $1.3 million, respectively. At both June 30, 2021 and December 31, 2020, we had contract assets related to ASC 606 of approximately $0.1 million.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation expense	$9,025	$12,283
Customer advances and deposits	9,658	10,689
Interest payable	7,607	7,619
Accrued property taxes	4,398	3,018
Accrued environmental obligations	2,197	983
Accrued expenses and other	59	140
	$32,944	$34,732

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. We bill certain of our customers one month in advance for terminaling services to be provided in the following month. At June 30, 2021 and December 31, 2020, we have billed and collected from certain of our customers approximately $9.7 million and $10.7 million, respectively, in advance of the terminaling

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

services being provided. Of this amount, approximately $8.4 million and $9.6 million, respectively, is related to terminaling services agreements accounted for as operating leases under ASC 842 and approximately $1.3 million and $1.1 million, respectively, is considered contract liabilities under ASC 606. Revenue recognized during the six months ended June 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was approximately $1.0 million and $0.9 million, respectively.

Accrued environmental obligations. At June 30, 2021 and December 31, 2020, we have accrued environmental obligations of approximately $2.2 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2021, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the six months ended June 30, 2021, we increased our estimate of our future environmental remediation costs by approximately $1.4 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Advance payments received under long-term terminaling services agreements	$2,078	$2,569
Deferred revenue	1,890	2,251
	$3,968	$4,820

Advance payments received under long-term terminaling services agreements. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue under ASC 842 on a straight-line basis over the term of the respective agreements. At June 30, 2021 and December 31, 2020, we have received advance minimum payments in excess of revenue recognized under these long-term terminaling services agreements resulting in a liability of approximately $2.1 million and $2.6 million, respectively.

Deferred revenue. Pursuant to agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. At June 30, 2021 and December 31, 2020, we have unamortized deferred revenue for completed projects of approximately $1.9 million and $2.3 million, respectively. During the six months ended June 30, 2021, we billed customers $nil for completed projects and recognized revenue for completed projects on a straight-line basis of approximately $0.4 million. At both June 30, 2021 and December 31, 2020, $nil of the deferred revenue balance is considered contract liabilities under ASC 606. Revenue recognized during both the six months ended June 30, 2021 and 2020, from amounts included in contract liabilities under ASC 606 at the beginning of the period, was approximately $nil.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(11) DEBT

Debt was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Revolving credit facility due in 2022:
Short-term debt	$346,400	$—
Long-term debt	—	350,400
6.125% senior notes due in 2026	299,900	299,900
Senior notes unamortized deferred debt issuance costs, net of accumulated amortization of $2,914 and $2,441, respectively	(5,168)	(5,641)
Debt	$641,132	$644,659

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheets as of June 30, 2021. We expect to renew or extend our revolving credit facility prior to the maturity date. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the six months ended June 30, 2021 and 2020, the weighted average interest rate on borrowings under our revolving credit facility was approximately 3.3% and 5.2%, respectively. At June 30, 2021 and December 31, 2020, our outstanding borrowings under our revolving credit facility were $346.4 million and $350.4 million, respectively. At both June 30, 2021 and December 31, 2020 our outstanding letters of credit were $1.3 million.

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

We index the savings and retention plan awards to other forms of investments and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $0.2 million and $0.4 million is included in deferred compensation expense for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.0 million and $1.3 million is included in deferred compensation expense for the six months ended June 30, 2021 and 2020, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 50 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the six months ended June 30, 2021 of approximately $15.7 million are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our corporate offices, vehicles and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the six months ended June 30, 2021 and 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating leases	$1,269	$1,165	$2,449	$2,347
Variable lease costs (including insignificant short-term leases)	230	215	464	426
Sublease income as primary obligor	(250)	(249)	(499)	(495)
Total lease costs	$1,249	$1,131	$2,414	$2,278

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash outflows for operating leases	$1,178	$1,078	$2,406	$2,287
Weighted average remaining lease term (years)	28.96	18.57	28.96	18.57
Weighted average discount rate	4.5%	5.2%	4.5%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2021 and related imputed interest was as follows (in thousands):

Years ending December 31:
2021 (remainder of the year)	$2,713
2022	5,283
2023	4,683
2024	4,227
2025	3,805
Thereafter	67,754
Total lease payments	88,465
Less imputed interest	(38,498)
Present value of operating lease liabilities	$49,967

Contract commitments. At June 30, 2021, we have contractual commitments of approximately $24.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2021 and 2020. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2021 and December 31, 2020.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $299.9 million publicly traded senior notes at June 30, 2021 was approximately $306.6 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$44,785	$49,560	$91,794	$96,371
Firm commitments (ASC 606 revenue)	5,136	3,801	9,530	7,508
Total firm commitments revenue	49,921	53,361	101,324	103,879
Ancillary revenue (ASC 606 revenue)	10,645	8,514	21,647	20,343
Ancillary revenue (ASC 842 revenue)	283	586	875	1,583
Total ancillary revenue	10,928	9,100	22,522	21,926
Total terminaling services fees	60,849	62,461	123,846	125,805
Pipeline transportation fees (ASC 842 revenue)	242	872	638	1,744
Management fees (ASC 606 revenue)	4,531	4,422	9,749	8,749
Management fees (ASC 842 revenue)	338	303	659	601
Total management fees	4,869	4,725	10,408	9,350
Total revenue	$65,960	$68,058	$134,892	$136,899

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2021 (remainder of the year)	$2,400	$277	$1,089	$572	$3,506	$2,294	$—	$10,138
2022	1,718	456	2,178	1,063	2,157	1,600	—	9,172
2023	235	32	2,178	531	—	—	—	2,976
2024	—	—	2,178	—	—	—	—	2,178
2025	—	—	2,178	—	—	—	—	2,178
Thereafter	—	—	520	—	—	—	—	520
Total estimated future ASC 606 revenue	$4,353	$765	$10,321	$2,166	$5,663	$3,894	$—	$27,162

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2021 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2021 (remainder of the year)	$87,867
2022	142,912
2023	120,668
2024	72,868
2025	54,270
Thereafter	493,579
Total estimated future ASC 842 revenue	$972,164

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Gulf Coast Terminals:
Terminaling services fees	$19,291	$18,877	$38,449	$39,530
Management fees	11	7	25	12
Revenue	19,302	18,884	38,474	39,542
Operating costs and expenses	(5,424)	(5,049)	(11,062)	(11,172)
Net margins	13,878	13,835	27,412	28,370
Midwest Terminals:
Terminaling services fees	2,562	2,033	5,569	3,476
Pipeline transportation fees	—	472	—	944
Revenue	2,562	2,505	5,569	4,420
Operating costs and expenses	(605)	(761)	(1,269)	(1,276)
Net margins	1,957	1,744	4,300	3,144
Brownsville Terminals:
Terminaling services fees	4,382	3,657	8,292	7,664
Pipeline transportation fees	242	400	638	800
Management fees	1,283	1,269	2,594	2,769
Revenue	5,907	5,326	11,524	11,233
Operating costs and expenses	(2,130)	(2,454)	(4,591)	(5,137)
Net margins	3,777	2,872	6,933	6,096
River Terminals:
Terminaling services fees	3,489	2,639	6,915	5,333
Revenue	3,489	2,639	6,915	5,333
Operating costs and expenses	(1,598)	(1,415)	(3,233)	(2,659)
Net margins	1,891	1,224	3,682	2,674
Southeast Terminals:
Terminaling services fees	18,410	21,629	38,250	43,139
Management fees	271	292	532	532
Revenue	18,681	21,921	38,782	43,671
Operating costs and expenses	(5,706)	(5,329)	(11,832)	(10,902)
Net margins	12,975	16,592	26,950	32,769
West Coast Terminals:
Terminaling services fees	12,715	13,626	26,371	26,663
Management fees	10	9	20	18
Revenue	12,725	13,635	26,391	26,681
Operating costs and expenses	(4,799)	(4,954)	(10,171)	(9,998)
Net margins	7,926	8,681	16,220	16,683
Central Services:
Management fees	3,294	3,148	7,237	6,019
Revenue	3,294	3,148	7,237	6,019
Operating costs and expenses	(5,393)	(5,393)	(11,500)	(10,848)
Net margins	(2,099)	(2,245)	(4,263)	(4,829)
Total net margins	40,305	42,703	81,234	84,907
General and administrative expenses	(5,198)	(5,250)	(10,377)	(11,567)
Insurance expenses	(1,390)	(1,280)	(2,718)	(2,488)
Deferred compensation expense	(224)	(354)	(988)	(1,265)
Depreciation and amortization	(14,946)	(14,242)	(29,710)	(27,883)
Earnings from unconsolidated affiliates	2,163	1,850	4,355	4,003
Operating income	20,710	23,427	41,796	45,707
Other expenses	(8,172)	(7,831)	(16,187)	(17,688)
Net earnings	$12,538	$15,596	$25,609	$28,019

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$17,094	$2,562	$3,993	$3,489	$18,681	$12,725	$—	$58,544
Affiliate customers	2,208	—	1,914	—	—	—	3,294	7,416
Revenue	$19,302	$2,562	$5,907	$3,489	$18,681	$12,725	$3,294	$65,960
Capital expenditures	$726	$27	$1,998	$1,060	$2,436	$1,630	$10	$7,887
Identifiable assets	$134,664	$17,344	$111,687	$51,112	$248,090	$267,216	$12,413	$842,526
Cash and cash equivalents								242
Investments in unconsolidated affiliates								225,816
Revolving credit facility unamortized deferred debt issuance costs, net								1,269
Other								5,271
Total assets								$1,075,124

	Three months ended June 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$16,783	$2,505	$3,411	$2,639	$21,921	$13,635	$—	$60,894
Affiliate customers	2,101	—	1,915	—	—	—	3,148	7,164
Revenue	$18,884	$2,505	$5,326	$2,639	$21,921	$13,635	$3,148	$68,058
Capital expenditures	$2,641	$238	$5,454	$1,304	$3,384	$1,662	$193	$14,876

	Six months ended June 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$34,091	$5,569	$7,673	$6,915	$38,782	$26,391	$—	$119,421
Affiliate customers	4,383	—	3,851	—	—	—	7,237	15,471
Revenue	$38,474	$5,569	$11,524	$6,915	$38,782	$26,391	$7,237	$134,892
Capital expenditures	$2,422	$52	$6,099	$3,833	$5,189	$3,926	$72	$21,593

	Six months ended June 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$35,310	$4,420	$7,148	$5,333	$43,671	$26,681	$—	$122,563
Affiliate customers	4,232	—	4,085	—	—	—	6,019	14,336
Revenue	$39,542	$4,420	$11,233	$5,333	$43,671	$26,681	$6,019	$136,899
Capital expenditures	$3,960	$357	$10,486	$2,012	$7,007	$4,059	$884	$28,765

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

There continue to be too many variables and uncertainties regarding COVID-19 — including the continued global spread of the virus, new variants, the duration and severity of the outbreak and the extent of current and future travel and business restrictions or business closures, and medical advancements in treating and vaccinating against the disease — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available.

Expansion of Assets

Expansion of our Brownsville operations.  Our Brownsville expansion project, which is underpinned by new long-term agreements, includes the construction of approximately 805,000 barrels of additional liquids storage capacity, the construction of gasoline railcar loading capabilities and the conversion of our Diamondback pipeline to transport diesel and gasoline across the U.S./Mexico border. The Diamondback pipeline is comprised of an 8” pipeline that previously transported propane, as well as a 6” pipeline, which runs parallel to the 8” pipeline, that has been idle and both can be used to transport refined products to Matamoros, Mexico. The majority of the additional liquids storage capacity was placed into commercial service during the first three quarters of 2019 with a remaining 175,000 barrels of capacity completed in the first quarter of 2021. The construction of the gasoline railcar loading capabilities was completed in the first quarter 2021. We expect to recommission the Diamondback pipeline and resume operations on both the 8” pipeline and the previously idle 6” when our customer obtains all the necessary approvals from the Mexican government. The anticipated aggregate cost of these expansion efforts is estimated to be approximately $75 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and six months ended June 30, 2021. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2021 AND 2020

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended June 30,
	2021	2020
Terminaling services fees	$60,849	$62,461
Pipeline transportation fees	242	872
Management fees	4,869	4,725
Revenue	$65,960	$68,058

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended June 30,
	2021	2020
Gulf Coast terminals	$19,302	$18,884
Midwest terminals	2,562	2,505
Brownsville terminals	5,907	5,326
River terminals	3,489	2,639
Southeast terminals	18,681	21,921
West Coast terminals	12,725	13,635
Central services	3,294	3,148
Revenue	$65,960	$68,058

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2021	2020
Gulf Coast terminals	$19,291	$18,877
Midwest terminals	2,562	2,033
Brownsville terminals	4,382	3,657
River terminals	3,489	2,639
Southeast terminals	18,410	21,629
West Coast terminals	12,715	13,626
Central services	—	—
Terminaling services fees	$60,849	$62,461

The decrease in terminaling services fees at our Southeast terminals is primarily due to a third-party customer terminating its terminaling services agreement effective December 31, 2020 at our Collins/Purvis, Mississippi terminal. During the second quarter of 2021 we re-contracted a portion of the available capacity to third-party customers. We are currently in the process of identifying potential parties to re-contract the remaining available capacity at our Collins/Purvis, Mississippi terminal.

Included in terminaling services fees for both the three months ended June 30, 2021 and 2020, are fees charged to affiliates of approximately $2.8 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2021	2020
Firm commitments	$49,921	$53,361
Ancillary	10,928	9,100
Terminaling services fees	$60,849	$62,461

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2021 are as follows (in thousands):

Less than 1 year remaining	$13,520	27%
1 year or more, but less than 3 years remaining	21,581	43%
3 years or more, but less than 5 years remaining	3,486	7%
5 years or more remaining (1)	11,334	23%
Total firm commitments for the three months ended June 30, 2021	$49,921

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2021	2020
Gulf Coast terminals	$—	$—
Midwest terminals	—	472
Brownsville terminals	242	400
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$242	$872

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended June 30,
	2021	2020
Gulf Coast terminals	$11	$7
Midwest terminals	—	—
Brownsville terminals	1,283	1,269
River terminals	—	—
Southeast terminals	271	292
West Coast terminals	10	9
Central services	3,294	3,148
Management fees	$4,869	$4,725

Included in management fees for the three months ended June 30, 2021 and 2020, are fees charged to affiliates of approximately $4.6 million and $4.4 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended June 30,
	2021	2020
Wages and employee benefits	$12,482	$12,045
Utilities and communication charges	2,187	2,243
Repairs and maintenance	3,523	3,642
Office, rentals and property taxes	3,830	3,606
Vehicles and fuel costs	263	245
Environmental compliance costs	1,325	845
Other	2,045	2,729
Operating costs and expenses	$25,655	$25,355

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2021	2020
Gulf Coast terminals	$5,424	$5,049
Midwest terminals	605	761
Brownsville terminals	2,130	2,454
River terminals	1,598	1,415
Southeast terminals	5,706	5,329
West Coast terminals	4,799	4,954
Central services	5,393	5,393
Operating costs and expenses	$25,655	$25,355

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $5.2 million and $5.3 million for the three months ended June 30, 2021 and 2020, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended June 30, 2021 and 2020, the expense associated with insurance was approximately $1.4 million and $1.3 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.2 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was approximately $14.9 million and $14.2 million, respectively. The increase in depreciation and amortization expense for the three months ended June 30, 2021 is attributable to placing expansion projects in service throughout the past year.

For the three months ended June 30, 2021 and 2020, interest expense was approximately $7.5 million and $7.2 million, respectively.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2021	2020
BOSTCO	$1,603	$1,302
Frontera	560	548
Total earnings from investments in unconsolidated affiliates	$2,163	$1,850

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended June 30,
	2021	2020
BOSTCO	$442	$506
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$442	$506

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2021	2020
BOSTCO	$2,796	$3,636
Frontera	1,180	820
Cash distributions received from unconsolidated affiliates	$3,976	$4,456

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Six months ended June 30,
	2021	2020
Terminaling services fees	$123,846	$125,805
Pipeline transportation fees	638	1,744
Management fees	10,408	9,350
Revenue	$134,892	$136,899

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Six months ended June 30,
	2021	2020
Gulf Coast terminals	$38,474	$39,542
Midwest terminals	5,569	4,420
Brownsville terminals	11,524	11,233
River terminals	6,915	5,333
Southeast terminals	38,782	43,671
West Coast terminals	26,391	26,681
Central services	7,237	6,019
Revenue	$134,892	$136,899

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2021	2020
Gulf Coast terminals	$38,449	$39,530
Midwest terminals	5,569	3,476
Brownsville terminals	8,292	7,664
River terminals	6,915	5,333
Southeast terminals	38,250	43,139
West Coast terminals	26,371	26,663
Central services	—	—
Terminaling services fees	$123,846	$125,805

Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas in our Midwest terminals segment. The fees associated with this lease agreement are recognized as terminaling services fees. Prior to January 1, 2021, we earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under a capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020.

The decrease in terminaling services fees at our Southeast terminals is primarily due to a third-party customer terminating its terminaling services agreement effective December 31, 2020 at our Collins/Purvis, Mississippi terminal. During the second quarter of 2021 we re-contracted a portion of the available capacity to third-party customers. We are currently in the process of identifying potential parties to re-contract the remaining available capacity at our Collins/Purvis, Mississippi terminal.

Included in terminaling services fees for the six months ended June 30, 2021 and 2020, are fees charged to affiliates of approximately $5.6 million and $5.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2021	2020
Firm commitments	$101,324	$103,879
Ancillary	22,522	21,926
Terminaling services fees	$123,846	$125,805

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2021	2020
Gulf Coast terminals	$—	$—
Midwest terminals	—	944
Brownsville terminals	638	800
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$638	$1,744

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended June 30,
	2021	2020
Gulf Coast terminals	$25	$12
Midwest terminals	—	—
Brownsville terminals	2,594	2,769
River terminals	—	—
Southeast terminals	532	532
West Coast terminals	20	18
Central services	7,237	6,019
Management fees	$10,408	$9,350

Included in management fees for the six months ended June 30, 2021 and 2020, are fees charged to affiliates of approximately $9.8 million and $8.8 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended June 30,
	2021	2020
Wages and employee benefits	$26,424	$24,618
Utilities and communication charges	4,689	4,609
Repairs and maintenance	6,766	7,205
Office, rentals and property taxes	7,626	6,874
Vehicles and fuel costs	504	534
Environmental compliance costs	3,281	1,790
Other	4,368	6,362
Operating costs and expenses	$53,658	$51,992

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2021	2020
Gulf Coast terminals	$11,062	$11,172
Midwest terminals	1,269	1,276
Brownsville terminals	4,591	5,137
River terminals	3,233	2,659
Southeast terminals	11,832	10,902
West Coast terminals	10,171	9,998
Central services	11,500	10,848
Operating costs and expenses	$53,658	$51,992

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $10.4 million and $11.6 million for the six months ended June 30, 2021 and 2020, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2021 and 2020, the expense associated with insurance was approximately $2.7 million and $2.5 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.0 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was approximately $29.7 million and $27.9 million, respectively. The increase in depreciation and amortization expense for the six months ended June 30, 2021 is attributable to placing expansion projects in service throughout the past year.

For the six months ended June 30, 2021 and 2020, interest expense was approximately $14.9 million and $16.4 million, respectively. The decrease in interest expense for the six months ended June 30, 2021 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2021	2020
BOSTCO	$3,093	$2,810
Frontera	1,262	1,193
Total earnings from investments in unconsolidated affiliates	$4,355	$4,003

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Six months ended June 30,
	2021	2020
BOSTCO	$2,822	$3,171
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$2,822	$3,171

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2021	2020
BOSTCO	$5,092	$5,053
Frontera	2,217	1,294
Cash distributions received from unconsolidated affiliates	$7,309	$6,347

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$51,905	$59,856
Net cash used in investing activities	$(24,415)	$(31,936)
Net cash used in financing activities	$(27,843)	$(28,028)

The decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to less construction spend in 2021.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2021. At June 30, 2021, the remaining expenditures to complete the approved projects are estimated to be approximately $35 million. These expenditures primarily relate to the construction costs associated with the expansion of our Brownsville and West Coast operations.

Third amended and restated senior secured credit facility. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheet as of June 30 2021. We expect to renew or extend our revolving credit facility prior to the maturity date.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At June 30, 2021, our outstanding borrowings under our revolving credit facility were $346.4 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults, changes in our control and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

	Three months ended				Twelve months ending
	September 30,	December 31,	March 31,	June 30,	June 30,
	2020	2020	2021	2021	2021
Financial performance covenant tests:
Consolidated EBITDA (1)	$41,340	$41,976	$36,991	$37,469	$157,776

Consolidated interest expense (1)	$7,435	$7,341	$7,356	$7,510	$29,642

Revolving credit facility debt					$346,400
6.125% senior notes due in 2026					299,900
Consolidated funded indebtedness					$646,300

Senior secured leverage ratio					2.20
Total leverage ratio					4.10
Interest coverage ratio					5.32
Reconciliation of consolidated EBITDA to cash flows provided by operating activities:
Consolidated EBITDA (1)	$41,340	$41,976	$36,991	$37,469	$157,776
Interest expense	(7,435)	(7,341)	(7,356)	(7,510)	(29,642)
Amortization of deferred revenue	239	(391)	(197)	(164)	(513)
Change in operating assets and liabilities	741	1,056	(9,534)	2,206	(5,531)
Cash flows provided by operating activities	$34,885	$35,300	$19,904	$32,001	$122,090

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA and Consolidated interest expense in accordance with the definition for such financial metrics in our revolving credit facility.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At June 30, 2021, we had outstanding borrowings of $346.4 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at June 30, 2021, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 6, 2021	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer