Form 10-Q
period 2021-09-30
TransMontaigne Partners LLC
filed 2021-11-12
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

As of September 30, 2021, the registrant has no common units outstanding.

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

You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	the price and availability of financing;
●	large customer defaults;
●	interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
●	the ongoing COVID-19 pandemic.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September 30, 2021 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2020, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 5, 2021 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2021:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services LLC

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$595
Trade accounts receivable	12,377	9,203
Due from affiliates	3,739	2,986
Other current assets	6,815	5,623
Total current assets	23,977	18,407
Property, plant and equipment, net	729,866	737,501
Goodwill	9,428	9,428
Investments in unconsolidated affiliates	223,791	225,948
Right-of-use assets, operating leases	47,487	33,880
Other assets, net	39,461	44,042
	$1,074,010	$1,069,206
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$9,745	$14,000
Operating lease liabilities	3,421	3,284
Accrued liabilities	34,560	34,732
Short-term debt	345,000	—
Total current liabilities	392,726	52,016
Deferred revenue	3,694	4,820
Long-term operating lease liabilities	46,125	32,418
Long-term debt	294,973	644,659
Total liabilities	737,518	733,913
Commitments and contingencies (Note 12)
Equity:
Member interest	336,492	335,293
Total equity	336,492	335,293
	$1,074,010	$1,069,206

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
External customers	$58,643	$62,569	$178,064	$185,132
Affiliates	8,337	6,859	23,808	21,195
Total revenue	66,980	69,428	201,872	206,327
Costs and expenses:
Operating	(25,561)	(25,241)	(79,219)	(77,233)
General and administrative expenses	(7,006)	(4,820)	(17,383)	(16,387)
Insurance expenses	(1,391)	(1,258)	(4,109)	(3,746)
Deferred compensation expense	(231)	(309)	(1,219)	(1,574)
Depreciation and amortization	(14,946)	(14,674)	(44,656)	(42,557)
Total costs and expenses	(49,135)	(46,302)	(146,586)	(141,497)
Earnings from unconsolidated affiliates	1,393	1,789	5,748	5,792
Operating income	19,238	24,915	61,034	70,622
Other expenses:
Interest expense	(7,403)	(7,435)	(22,269)	(23,853)
Amortization of deferred debt issuance costs	(665)	(650)	(1,986)	(1,920)
Total other expenses	(8,068)	(8,085)	(24,255)	(25,773)
Net earnings	$11,170	$16,830	$36,779	$44,849

See accompanying notes to consolidated financial statements (unaudited).

.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance June 30, 2020	$325,878	$325,878
Contribution from TLP Holdings	45	45
Distributions to TLP Finance	(12,190)	(12,190)
Net earnings for the three months ended September 30, 2020	16,830	16,830
Balance September 30, 2020	$330,563	$330,563

Balance June 30, 2021	$337,059	$337,059
Distributions to TLP Finance	(11,737)	(11,737)
Net earnings for the three months ended September 30, 2021	11,170	11,170
Balance September 30, 2021	$336,492	$336,492

Balance December 31, 2019	$324,087	$324,087
Contribution from TLP Holdings	268	268
Distributions to TLP Finance	(38,641)	(38,641)
Net earnings for the nine months ended September 30, 2020	44,849	44,849
Balance September 30, 2020	$330,563	$330,563

Balance December 31, 2020	$335,293	$335,293
Distributions to TLP Finance	(35,580)	(35,580)
Net earnings for the nine months ended September 30, 2021	36,779	36,779
Balance September 30, 2021	$336,492	$336,492

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net earnings	$11,170	$16,830	$36,779	$44,849
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,946	14,674	44,656	42,557
Earnings from unconsolidated affiliates	(1,393)	(1,789)	(5,748)	(5,792)
Distributions from unconsolidated affiliates	3,945	3,540	11,254	9,887
Amortization of deferred debt issuance costs	665	650	1,986	1,920
Amortization of deferred revenue	(275)	(106)	(1,126)	1,083
Unrealized loss on derivative instruments	—	—	—	(480)
Changes in operating assets and liabilities:
Trade accounts receivable	(763)	(255)	(3,174)	4,830
Due from affiliates	(39)	151	(753)	543
Other current assets	1,856	1,331	(348)	(488)
Long-term customer receivables	(223)	(480)	746	(668)
Right-of-use assets, operating leases	739	707	2,213	2,104
Other assets, net	(61)	(67)	(45)	382
Trade accounts payable	(319)	957	(1,069)	(685)
Accrued liabilities	1,616	(762)	(172)	(3,468)
Operating lease liabilities	(546)	(496)	(1,976)	(1,833)
Net cash provided by operating activities	31,318	34,885	83,223	94,741
Cash flows from investing activities:
Investments in unconsolidated affiliates	(527)	(2,508)	(3,349)	(5,679)
Capital expenditures	(16,850)	(24,802)	(38,443)	(53,567)
Net cash used in investing activities	(17,377)	(27,310)	(41,792)	(59,246)
Cash flows from financing activities:
Borrowings under revolving credit facility	32,400	19,200	98,100	92,200
Repayments under revolving credit facility	(33,800)	(13,200)	(103,500)	(87,900)
Senior notes repurchase	—	—	—	(100)
Distributions to TLP Finance	(11,737)	(12,190)	(35,580)	(38,641)
Contributions from TLP Holdings	—	45	—	268
Net cash used in financing activities	(13,137)	(6,145)	(40,980)	(34,173)
Increase in cash and cash equivalents	804	1,430	451	1,322
Cash and cash equivalents at beginning of period	242	982	595	1,090
Cash and cash equivalents at end of period	$1,046	$2,412	$1,046	$2,412
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,974	$12,036	$26,851	$29,065
Property, plant and equipment acquired with accounts payable	$6,279	$7,588	$6,279	$7,588
Additions to right-of-use assets obtained from new operating lease liabilities	$125	$—	$15,820	$—

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Our terminaling services agreements include revenue recognized in accordance with ASC 606 and ASC 842. At the time of contract inception, we evaluate each contract to determine whether the contract contains a lease. Significant assumptions used in this process include the determination of whether substantive substitution rights exist based on the terms of the contract and available capacity at the terminal at the time of contract inception. Our terminaling services agreements do not allow our customers to purchase the underlying asset and vary in terms and conditions with respect to extension or termination options. If a contract is accounted for as a lease under ASC 842, we recognize the minimum payments as lease revenue and revenue recognized in excess of firm commitments as a variable payment of the lease. All other components of the contracts accounted for as a lease are treated as non-lease components (ancillary revenue) and are accounted for in accordance with ASC 606. The majority of our firm commitments under our terminaling services agreements are accounted for as lease revenue in accordance with ASC 842 (“ASC 842 revenue”). The remaining firm commitments under our terminaling services agreements not accounted for as lease revenue are accounted for in accordance with ASC 606 (“ASC 606 revenue”), where the minimum payment arrangement in each contract is considered a single performance obligation that is primarily satisfied over time through the contract term.

Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as ancillary. The ancillary revenue associated with terminaling services include volumes of product throughput that exceed the contractually established minimum volumes, injection fees based on the volume of product injected with additive compounds, heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery. The revenue generated by these services is required to be estimated under ASC 606 for any uncertainty that is not resolved in the period of the service. We account for the majority of ancillary revenue at individual points in time when the services are delivered to the customer. The majority of our ancillary revenue is recognized in accordance with ASC 606 (See Note 14 of Notes to consolidated financial statements).

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2021 and 2020.

(f) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2021 and 2020.

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

(i) Deferred compensation expense

We have a savings and retention plan to compensate certain employees who provide services to the Company. We index the savings and retention plan awards to other forms of investments and have the intent and ability to settle the awards in cash, and accordingly, we account for the awards as liability awards (See Note 11 of Notes to consolidated financial statements).

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations.

At September 30, 2021 and December 31, 2020 we do not have derivative instruments. Our interest rate swap agreements expired in June 2020. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate of approximately 2.04% and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(n) Going concern assessment and management’s plan

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As discussed in Note 10 of Notes to consolidated financial statements, our revolving credit facility matures on March 13, 2022, and has not been renewed as of the date of the issuance of these consolidated financial statements. On October 5, 2021 the Company entered into a confidentiality agreement with certain lenders related to a potential transaction for a senior secured credit facility and senior secured term loan. However, until such time as we have an executed agreement to refinance or extend the maturity of our revolving credit facility and have closed on such agreements, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $4.0 million for both the nine months ended September 30, 2021 and 2020.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

We recognized revenue related to these agreements of approximately $1.4 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $2.7 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly-owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $6.6 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We operate two products terminals in Seattle, Washington and Portland, Oregon, on behalf of SeaPort Midstream Partners, LLC, in accordance with an operating and administrative agreement executed between us and SeaPort Midstream Partners, LLC. SeaPort Midstream Partners, LLC is a joint venture between SeaPort Midstream Holdings LLC, an ArcLight subsidiary, and BP Mariner Holding Company LLC. SeaPort Midstream Holdings LLC owns 51% of SeaPort Midstream Partners, LLC. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream Partners, LLC stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream Partners, LLC, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $0.9 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $2.9 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Services agreement—SeaPort Sound Terminal, LLC (“SeaPort Sound”)—Central services. Our subsidiary, TMS, operates a products terminal in Tacoma, Washington on behalf of SeaPort Sound Terminal, LLC, an ArcLight subsidiary. We recognized revenue related to this services agreement of approximately $1.8 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $5.9 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $1.7 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $2.7 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Trade accounts receivable	$12,377	$9,203

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Pilot Flying J	17%	14%	16%	14%
Freepoint Commodities LLC	10%	9%	10%	10%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$3,035	$2,123
Additive detergent	1,371	1,585
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $12,327 at September 30, 2021	844	—
Amounts due from insurance companies	484	668
Deposits and other assets	1,081	1,247
	$6,815	$5,623

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of September 30, 2021.

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2021 and December 31, 2020, we have recognized amounts due from insurance companies of approximately $0.5 million and $0.7 million, respectively, representing our best estimate of our probable insurance

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

recoveries. During the nine months ended September 30, 2021, we received reimbursements from insurance companies of approximately $0.2 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Land	$83,657	$83,657
Terminals, pipelines and equipment	1,142,440	1,108,410
Furniture, fixtures and equipment	11,373	11,104
Construction in progress	23,784	22,824
	1,261,254	1,225,995
Less accumulated depreciation	(531,388)	(488,494)
	$729,866	$737,501

At September 30, 2021 and December 31, 2020, property, plant and equipment, net utilized by our customers in operating lease arrangements consisted of approximately $555.2 million and $582.6 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Brownsville terminals	$8,485	$8,485
West Coast terminals	943	943
	$9,428	$9,428

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our business segments (See Note 15 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

At September 30, 2021 and December 31, 2020, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three or nine months ended September 30, 2021 or during the year ended December 31, 2020 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2021 and December 31, 2020, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% ownership interest in Frontera Brownsville LLC (“Frontera”). BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
BOSTCO	42.5%	42.5%	$201,327	$201,912
Frontera	50%	50%	22,464	24,036
Total investments in unconsolidated affiliates			$223,791	$225,948

At September 30, 2021 and December 31, 2020, our investment in BOSTCO includes approximately $6.3 million and $6.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
BOSTCO	$1,063	$1,132	$4,156	$3,942
Frontera	330	657	1,592	1,850
Total earnings from investments in unconsolidated affiliates	$1,393	$1,789	$5,748	$5,792

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
BOSTCO	$527	$2,508	$3,349	$5,679
Frontera	—	—	—	—
Additional capital investments in unconsolidated affiliates	$527	$2,508	$3,349	$5,679

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
BOSTCO	$2,998	$3,201	$8,090	$8,254
Frontera	947	339	3,164	1,633
Cash distributions received from unconsolidated affiliates	$3,945	$3,540	$11,254	$9,887

The summarized financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	BOSTCO		Frontera
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Current assets	$18,143	$15,822	$4,324	$5,352
Long-term assets	460,362	464,971	42,032	43,939
Current liabilities	(15,286)	(17,543)	(1,428)	(1,219)
Long-term liabilities	(5,051)	(5,476)	—	—
Net assets	$458,168	$457,774	$44,928	$48,072

Statements of income:

	BOSTCO		Frontera
	Three months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$17,160	$15,740	$5,477	$4,550
Expenses	(14,287)	(12,487)	(4,817)	(3,236)
Net income	$2,873	$3,253	$660	$1,314

	BOSTCO		Frontera
	Nine months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$52,682	$48,061	$14,946	$14,358
Expenses	(41,880)	(37,723)	(11,762)	(10,658)
Net income	$10,802	$10,338	$3,184	$3,700

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Customer relationships, net of accumulated amortization of $11,350 and $9,587, respectively	$38,080	$39,843
Revolving credit facility unamortized deferred debt issuance costs, net of accumulated amortization of $11,054 at December 31, 2020	—	2,117
Long-term customer receivables	601	1,347
Deposits and other assets	780	735
	$39,461	$44,042

Customer relationships. Other assets, net include certain customer relationships primarily at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over twenty years.

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the related revolving credit facility. Our revolving credit facility matures on March 13, 2022, and therefore the unamortized deferred debt issuance costs are presented as a current asset in our consolidated balance sheets as of September 30, 2021.

Long-term customer receivables.  Long-term customer receivables include amounts due under long-term terminaling services agreements, with certain of our customers, that provide for minimum annual throughput commitments that are billed to the customers based on actual throughput volume whereas revenue is recognized on a straight-line basis over the terms of the respective agreements.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation expense	$11,507	$12,283
Customer advances and deposits	11,337	10,689
Interest payable	3,036	7,619
Accrued property taxes	6,562	3,018
Accrued environmental obligations	1,861	983
Accrued expenses and other	257	140
	$34,560	$34,732

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At September 30, 2021 and December 31, 2020, we have accrued environmental obligations of approximately $1.9 million and $1.0 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2021, we made payments of approximately $0.5 million towards our environmental remediation obligations. During the nine months ended September 30, 2021, we

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

increased our estimate of our future environmental remediation costs by approximately $1.4 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) DEBT

Debt was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Revolving credit facility due in 2022:
Short-term debt	$345,000	$—
Long-term debt	—	350,400
6.125% senior notes due in 2026	299,900	299,900
Senior notes unamortized deferred debt issuance costs, net of accumulated amortization of $3,155 and $2,441, respectively	(4,927)	(5,641)
Debt	$639,973	$644,659

Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheet as of September 30, 2021. We expect to renew or extend our revolving credit facility prior to the maturity date. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. For the nine months ended September 30, 2021 and 2020, the weighted average interest rate on borrowings under our revolving credit facility was approximately 3.3% and 4.6%, respectively. At September 30, 2021 and December 31, 2020, our outstanding borrowings under our revolving credit facility were $345.0 million and $350.4 million, respectively. At both September 30, 2021 and December 31, 2020 our outstanding letters of credit were $1.3 million.

On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. Net proceeds, after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility. The senior notes are due in 2026 and are guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. TransMontaigne Partners LLC has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners LLC through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. None of the assets of TransMontaigne Partners LLC or a guarantor represent restricted net assets pursuant to the guidelines

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

established by the SEC.

(11) DEFERRED COMPENSATION EXPENSE

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For awards to employees, approximately $0.2 million and $0.3 million is included in deferred compensation expense for the three months ended September 30, 2021 and 2020, respectively, and approximately $1.2 million and $1.6 million is included in deferred compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

(12) COMMITMENTS AND CONTINGENCIES

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the nine months ended September 30, 2021 of approximately $15.8 million are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our revolving credit facility. The terms of our corporate offices, vehicles and land leases are in line with our revolving credit facility, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the nine months ended September 30, 2021 and 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating leases	$1,308	$1,191	$3,757	$3,538
Variable lease costs (including insignificant short-term leases)	215	190	679	616
Sublease income as primary obligor	(253)	(256)	(752)	(751)
Total lease costs	$1,270	$1,125	$3,684	$3,403

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash outflows for operating leases	$1,115	$980	$3,521	$3,267
Weighted average remaining lease term (years)	28.90	18.23	28.90	18.23
Weighted average discount rate	4.5%	5.2%	4.5%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2021 and related imputed interest was as follows (in thousands):

Years ending December 31:
2021 (remainder of the year)	$1,610
2022	5,306
2023	4,706
2024	4,250
2025	3,823
Thereafter	67,794
Total lease payments	87,489
Less imputed interest	(37,943)
Present value of operating lease liabilities	$49,546

Contract commitments. At September 30, 2021, we have contractual commitments of approximately $24.2 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

(13) DISCLOSURES ABOUT FAIR VALUE

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2021 and 2020. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2021 and December 31, 2020.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The estimated fair value of our $299.9 million publicly traded senior notes at September 30, 2021 was approximately $305.9 million based on observable market trades. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(14) REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our terminaling services agreements contain minimum payment arrangements, resulting in a fixed amount of revenue recognized, which we refer to as “firm commitments” and are accounted for in accordance with ASC 842, Leases (“ASC 842 revenue”). The remainder is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606 revenue”).

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$45,456	$50,054	$137,250	$146,425
Firm commitments (ASC 606 revenue)	5,460	3,700	14,990	11,208
Total firm commitments revenue	50,916	53,754	152,240	157,633
Ancillary revenue (ASC 606 revenue)	10,853	10,141	32,500	30,484
Ancillary revenue (ASC 842 revenue)	201	411	1,076	1,994
Total ancillary revenue	11,054	10,552	33,576	32,478
Total terminaling services fees	61,970	64,306	185,816	190,111
Pipeline transportation fees (ASC 842 revenue)	—	887	638	2,631
Management fees (ASC 606 revenue)	4,673	3,926	14,422	12,675
Management fees (ASC 842 revenue)	337	309	996	910
Total management fees	5,010	4,235	15,418	13,585
Total revenue	$66,980	$69,428	$201,872	$206,327

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2021 (remainder of the year)	$1,188	$139	$369	$265	$1,551	$1,186	$—	$4,698
2022	1,696	457	1,475	1,061	2,342	1,862	—	8,893
2023	232	32	1,475	530	—	204	—	2,473
2024	—	—	1,475	—	—	—	—	1,475
2025	—	—	1,475	—	—	—	—	1,475
Thereafter	—	—	361	—	—	—	—	361
Total estimated future ASC 606 revenue	$3,116	$628	$6,630	$1,856	$3,893	$3,252	$—	$19,375

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2021 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2021 (remainder of the year)	$45,456
2022	157,084
2023	136,622
2024	79,277
2025	54,382
Thereafter	494,356
Total estimated future ASC 842 revenue	$967,177

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets include trade accounts receivable and long-term customer receivables. We have long-term terminaling services agreements with certain of our customers that provide for minimum annual throughput commitments that are billed to the customers based on actual throughput volume whereas revenue is recognized under ASC 606 and ASC 842 on a straight-line basis over the terms of the respective agreements. The difference between the amount billed and revenue recognized is a contract asset. This asset is presented as other assets, net in our consolidated balance sheets (See Note 8 of Notes to consolidated financial statements).

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2020	$2,405	$6,798	$9,203
Trade accounts receivable at September 30, 2021	$3,796	$8,581	$12,377

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2020	$94	$1,253	$1,347
Long-term customer receivables at September 30, 2021	$—	$601	$601

Contract liabilities. Our contract liabilities include deferred revenue and customer advances and deposits. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue on a straight-line basis over the term of the respective agreements. In addition, pursuant to certain agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. Collectively, the differences between amounts billed and revenue recognized under ASC 606 and ASC 842 are recorded as contract liabilities. These liabilities are presented as deferred revenue in our consolidated balance sheets. We record customer advances and deposits when payments are received from customers in advance of the terminaling services being provided, resulting in a contract liability accounted for under ASC 606 and ASC 842. This liability is presented as accrued liabilities in our consolidated balance sheets (See Note 9 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2020	$1,044	$14,465	$15,509
Contract liabilities at September 30, 2021	$1,469	$13,562	$15,031

Revenue recognized during the nine months ended September 30, 2021, from amounts included in contract liabilities at December 31, 2020, was approximately $1.0 million for contracts under ASC 606 and approximately $11.8 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Gulf Coast Terminals:
Terminaling services fees	$18,699	$19,188	$57,148	$58,718
Management fees	12	6	37	18
Revenue	18,711	19,194	57,185	58,736
Operating costs and expenses	(5,422)	(5,201)	(16,484)	(16,373)
Net margins	13,289	13,993	40,701	42,363
Midwest Terminals:
Terminaling services fees	2,394	2,159	7,963	5,635
Pipeline transportation fees	—	482	—	1,426
Revenue	2,394	2,641	7,963	7,061
Operating costs and expenses	(474)	(720)	(1,743)	(1,996)
Net margins	1,920	1,921	6,220	5,065
Brownsville Terminals:
Terminaling services fees	4,427	3,568	12,719	11,232
Pipeline transportation fees	—	405	638	1,205
Management fees	1,454	1,233	4,048	4,002
Revenue	5,881	5,206	17,405	16,439
Operating costs and expenses	(2,329)	(2,312)	(6,920)	(7,449)
Net margins	3,552	2,894	10,485	8,990
River Terminals:
Terminaling services fees	3,534	3,255	10,449	8,588
Revenue	3,534	3,255	10,449	8,588
Operating costs and expenses	(1,590)	(1,529)	(4,823)	(4,188)
Net margins	1,944	1,726	5,626	4,400
Southeast Terminals:
Terminaling services fees	19,465	22,439	57,715	65,578
Management fees	298	178	830	710
Revenue	19,763	22,617	58,545	66,288
Operating costs and expenses	(5,809)	(6,428)	(17,641)	(17,330)
Net margins	13,954	16,189	40,904	48,958
West Coast Terminals:
Terminaling services fees	13,451	13,697	39,822	40,360
Management fees	10	9	30	27
Revenue	13,461	13,706	39,852	40,387
Operating costs and expenses	(4,283)	(4,016)	(14,454)	(14,014)
Net margins	9,178	9,690	25,398	26,373
Central Services:
Management fees	3,236	2,809	10,473	8,828
Revenue	3,236	2,809	10,473	8,828
Operating costs and expenses	(5,654)	(5,035)	(17,154)	(15,883)
Net margins	(2,418)	(2,226)	(6,681)	(7,055)
Total net margins	41,419	44,187	122,653	129,094
General and administrative expenses	(7,006)	(4,820)	(17,383)	(16,387)
Insurance expenses	(1,391)	(1,258)	(4,109)	(3,746)
Deferred compensation expense	(231)	(309)	(1,219)	(1,574)
Depreciation and amortization	(14,946)	(14,674)	(44,656)	(42,557)
Earnings from unconsolidated affiliates	1,393	1,789	5,748	5,792
Operating income	19,238	24,915	61,034	70,622
Other expenses	(8,068)	(8,085)	(24,255)	(25,773)
Net earnings	$11,170	$16,830	$36,779	$44,849

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$16,457	$2,394	$3,034	$3,534	$19,763	$13,461	$—	$58,643
Affiliate customers	2,254	—	2,847	—	—	—	3,236	8,337
Revenue	$18,711	$2,394	$5,881	$3,534	$19,763	$13,461	$3,236	$66,980
Capital expenditures	$3,589	$14	$2,412	$719	$3,077	$6,993	$46	$16,850
Identifiable assets	$135,403	$16,936	$111,033	$50,140	$244,199	$273,019	$13,678	$844,408
Cash and cash equivalents								1,046
Investments in unconsolidated affiliates								223,791
Revolving credit facility unamortized deferred debt issuance costs, net								844
Other								3,921
Total assets								$1,074,010

	Three months ended September 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$17,005	$2,641	$3,345	$3,255	$22,617	$13,706	$—	$62,569
Affiliate customers	2,189	—	1,861	—	—	—	2,809	6,859
Revenue	$19,194	$2,641	$5,206	$3,255	$22,617	$13,706	$2,809	$69,428
Capital expenditures	$2,370	$567	$4,550	$3,782	$11,933	$1,486	$114	$24,802

	Nine months ended September 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$50,548	$7,963	$10,707	$10,449	$58,545	$39,852	$—	$178,064
Affiliate customers	6,637	—	6,698	—	—	—	10,473	23,808
Revenue	$57,185	$7,963	$17,405	$10,449	$58,545	$39,852	$10,473	$201,872
Capital expenditures	$6,011	$66	$8,511	$4,552	$8,266	$10,919	$118	$38,443

	Nine months ended September 30, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
External customers	$52,315	$7,061	$10,493	$8,588	$66,288	$40,387	$—	$185,132
Affiliate customers	6,421	—	5,946	—	—	—	8,828	21,195
Revenue	$58,736	$7,061	$16,439	$8,588	$66,288	$40,387	$8,828	$206,327
Capital expenditures	$6,330	$924	$15,036	$5,794	$18,940	$5,545	$998	$53,567

(16) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

COVID-19. We have taken proactive measures to deliver our services safely and reliably during the ongoing COVID-19 pandemic. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We continue to follow recommendations from public health authorities and have taken steps to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations, employees, and financial position have not been materially impacted by the COVID-19 pandemic. We have provided our customers continued access and utilization of our strategic terminal network. We continue to employ all current safety processes and procedures in the normal course. In addition, we provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, approximately 82% of our current terminaling services revenue is derived from firm commitments pursuant to our multi-year agreements that require our customers to make minimum payments based on minimum volumes of throughput of the customer’s product or the volume of storage capacity available to the customer under the agreement, and the majority of our terminaling services agreements have a remaining term in excess of one year. To date, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. The nature of our revenues and agreements therefore remains somewhat insulated from any potential increases or decreases to demand and pricing for crude oil, refined petroleum products, renewable products, and other products that we handle, including as a result of public and governmental responses with respect to travel and economic activity in light of COVD-19.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2021. Certain of these accounting policies require the use of estimates. The following estimates, in management’s opinion, are subjective in nature, require the exercise of judgment, and involve complex analyses: useful lives of our plant and equipment and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Three months ended September 30,
	2021	2020
Terminaling services fees	$61,970	$64,306
Pipeline transportation fees	—	887
Management fees	5,010	4,235
Revenue	$66,980	$69,428

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Three months ended September 30,
	2021	2020
Gulf Coast terminals	$18,711	$19,194
Midwest terminals	2,394	2,641
Brownsville terminals	5,881	5,206
River terminals	3,534	3,255
Southeast terminals	19,763	22,617
West Coast terminals	13,461	13,706
Central services	3,236	2,809
Revenue	$66,980	$69,428

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2021	2020
Gulf Coast terminals	$18,699	$19,188
Midwest terminals	2,394	2,159
Brownsville terminals	4,427	3,568
River terminals	3,534	3,255
Southeast terminals	19,465	22,439
West Coast terminals	13,451	13,697
Central services	—	—
Terminaling services fees	$61,970	$64,306

The decrease in terminaling services fees at our Southeast terminals is primarily due to a customer terminating its terminaling services agreement effective December 31, 2020 at our Collins/Purvis, Mississippi terminal. During the second and third quarters of 2021 we re-contracted a portion of the available capacity. We are currently in the process of identifying potential parties to re-contract the remaining available capacity at our Collins/Purvis, Mississippi terminal.

Included in terminaling services fees for the three months ended September 30, 2021 and 2020, are fees charged to affiliates of approximately $3.7 million and $2.9 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2021	2020
Firm commitments	$50,916	$53,754
Ancillary	11,054	10,552
Terminaling services fees	$61,970	$64,306

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2021 are as follows (in thousands):

Less than 1 year remaining	$12,954	26%
1 year or more, but less than 3 years remaining	22,990	45%
3 years or more, but less than 5 years remaining	3,605	7%
5 years or more remaining (1)	11,367	22%
Total firm commitments for the three months ended September 30, 2021	$50,916

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

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended September 30,
	2021	2020
Gulf Coast terminals	$—	$—
Midwest terminals	—	482
Brownsville terminals	—	405
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$—	$887

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2021	2020
Gulf Coast terminals	$12	$6
Midwest terminals	—	—
Brownsville terminals	1,454	1,233
River terminals	—	—
Southeast terminals	298	178
West Coast terminals	10	9
Central services	3,236	2,809
Management fees	$5,010	$4,235

Included in management fees for the three months ended September 30, 2021 and 2020, are fees charged to affiliates of approximately $4.6 million and $4.0 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended September 30,
	2021	2020
Wages and employee benefits	$13,180	$12,210
Utilities and communication charges	2,577	2,043
Repairs and maintenance	2,472	3,912
Office, rentals and property taxes	3,890	3,435
Vehicles and fuel costs	274	267
Environmental compliance costs	893	982
Other	2,275	2,392
Operating costs and expenses	$25,561	$25,241

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2021	2020
Gulf Coast terminals	$5,422	$5,201
Midwest terminals	474	720
Brownsville terminals	2,329	2,312
River terminals	1,590	1,529
Southeast terminals	5,809	6,428
West Coast terminals	4,283	4,016
Central services	5,654	5,035
Operating costs and expenses	$25,561	$25,241

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.0 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2021 and 2020, the expense associated with insurance was approximately $1.4 million and $1.3 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021 and 2020, depreciation and amortization expense was approximately $14.9 million and $14.7 million, respectively.

For both of the three months ended September 30, 2021 and 2020, interest expense was approximately $7.4 million.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2021	2020
BOSTCO	$1,063	$1,132
Frontera	330	657
Total earnings from investments in unconsolidated affiliates	$1,393	$1,789

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended September 30,
	2021	2020
BOSTCO	$527	$2,508
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$527	$2,508

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2021	2020
BOSTCO	$2,998	$3,201
Frontera	947	339
Cash distributions received from unconsolidated affiliates	$3,945	$3,540

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

ANALYSIS OF REVENUE

Total revenue. We derive revenue from our operations by charging fees for providing integrated terminaling, transportation and related services. Our total revenue by category was as follows (in thousands):

Total Revenue by Category

	Nine months ended September 30,
	2021	2020
Terminaling services fees	$185,816	$190,111
Pipeline transportation fees	638	2,631
Management fees	15,418	13,585
Revenue	$201,872	$206,327

See discussion below for a detailed analysis of terminaling services fees, pipeline transportation fees and management fees included in the table above.

The aggregate revenue of each of our business segments was as follows (in thousands):

Total Revenue by Business Segment

	Nine months ended September 30,
	2021	2020
Gulf Coast terminals	$57,185	$58,736
Midwest terminals	7,963	7,061
Brownsville terminals	17,405	16,439
River terminals	10,449	8,588
Southeast terminals	58,545	66,288
West Coast terminals	39,852	40,387
Central services	10,473	8,828
Revenue	$201,872	$206,327

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2021	2020
Gulf Coast terminals	$57,148	$58,718
Midwest terminals	7,963	5,635
Brownsville terminals	12,719	11,232
River terminals	10,449	8,588
Southeast terminals	57,715	65,578
West Coast terminals	39,822	40,360
Central services	—	—
Terminaling services fees	$185,816	$190,111

The decrease in terminaling services fees at our Gulf Coast terminals is primarily due to a customer terminating its terminaling services agreement effective December 31, 2020 at our Port Everglades North terminal. The available capacity was re-contracted during the fourth quarter of 2021.

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

The increase in terminaling services fees at our Brownsville terminals is primarily due to placing into service a newly constructed 175,000 barrel tank and construction of gasoline railcar loading capabilities during the first quarter of 2021.

The decrease in terminaling services fees at our Southeast terminals is primarily due to a customer terminating its terminaling services agreement effective December 31, 2020 at our Collins/Purvis, Mississippi terminal. During the second and third quarters of 2021 we re-contracted a portion of the available capacity. We are currently in the process of identifying potential parties to re-contract the remaining available capacity.

Included in terminaling services fees for the nine months ended September 30, 2021 and 2020, are fees charged to affiliates of approximately $9.3 million and $8.3 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2021	2020
Firm commitments	$152,240	$157,633
Ancillary	33,576	32,478
Terminaling services fees	$185,816	$190,111

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

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Nine months ended September 30,
	2021	2020
Gulf Coast terminals	$—	$—
Midwest terminals	—	1,426
Brownsville terminals	638	1,205
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$638	$2,631

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate terminals that are owned by affiliates of ArcLight, including for SeaPort Midstream Partners, LLC in Seattle, Washington and Portland, Oregon and another terminal for SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2021	2020
Gulf Coast terminals	$37	$18
Midwest terminals	—	—
Brownsville terminals	4,048	4,002
River terminals	—	—
Southeast terminals	830	710
West Coast terminals	30	27
Central services	10,473	8,828
Management fees	$15,418	$13,585

Included in management fees for the nine months ended September 30, 2021 and 2020, are fees charged to affiliates of approximately $14.5 million and $12.8 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Nine months ended September 30,
	2021	2020
Wages and employee benefits	$39,604	$36,828
Utilities and communication charges	7,266	6,652
Repairs and maintenance	9,238	11,117
Office, rentals and property taxes	11,516	10,309
Vehicles and fuel costs	778	801
Environmental compliance costs	4,174	2,772
Other	6,643	8,754
Operating costs and expenses	$79,219	$77,233

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2021	2020
Gulf Coast terminals	$16,484	$16,373
Midwest terminals	1,743	1,996
Brownsville terminals	6,920	7,449
River terminals	4,823	4,188
Southeast terminals	17,641	17,330
West Coast terminals	14,454	14,014
Central services	17,154	15,883
Operating costs and expenses	$79,219	$77,233

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $17.4 million and $16.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2021 and 2020, the expense associated with insurance was approximately $4.1 million and $3.7 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.2 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was approximately $44.7 million and $42.6 million, respectively. The increase in depreciation and amortization expense for the nine months ended September 30, 2021 is attributable to placing expansion projects in service throughout the past year.

For the nine months ended September 30, 2021 and 2020, interest expense was approximately $22.3 million and $23.9 million, respectively. The decrease in interest expense for the nine months ended September 30, 2021 is attributable to decreases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
BOSTCO	$4,156	$3,942
Frontera	1,592	1,850
Total earnings from investments in unconsolidated affiliates	$5,748	$5,792

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
BOSTCO	$3,349	$5,679
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$3,349	$5,679

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
BOSTCO	$8,090	$8,254
Frontera	3,164	1,633
Cash distributions received from unconsolidated affiliates	$11,254	$9,887

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$83,223	$94,741
Net cash used in investing activities	$(41,792)	$(59,246)
Net cash used in financing activities	$(40,980)	$(34,173)

The decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements.

The decrease in net cash used in investing activities is primarily related to less construction spend in 2021.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2022. At September 30, 2021, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million. These expenditures primarily relate to the construction costs associated with the expansion of our Brownsville and West Coast operations.

The increase in net cash used in financing activities includes a decrease of approximately $9.7 million in net borrowings under our revolving credit facility primarily due to less spend on growth capital projects in 2021 and a decrease of approximately $3.1 million in distributions to TLP Finance.

Third amended and restated senior secured credit facility. Our revolving credit facility provides for a maximum borrowing line of credit equal to $850 million. At our request, the maximum borrowing line of credit may be increased by an additional $250 million, subject to the approval of the administrative agent and the receipt of additional commitments from one or more lenders. The terms of our revolving credit facility include covenants that restrict our ability to make cash distributions, acquisitions and investments, including investments in joint ventures. We may make distributions of cash to the extent of our “available cash” as defined in our LLC agreement. We may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and additional future “permitted JV investments” up to $175 million, which may include additional investments in BOSTCO. The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 13, 2022, and is therefore presented as a current liability in our consolidated balance sheet as of September 30 2021. We expect to renew or extend our revolving credit facility prior to the maturity date.

We may elect to have loans under our revolving credit facility bear interest either (i) at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 0.75% to 1.75% depending on the total leverage ratio then in effect. We also pay a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.5% per annum, depending on the total leverage ratio then in effect. Our obligations under our revolving credit facility are secured by a first priority security interest in favor of the lenders in the majority of our assets, including our investments in unconsolidated affiliates. At September 30, 2021, our outstanding borrowings under our revolving credit facility were $345.0 million.

Our revolving credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults, changes in our control and bankruptcy events). The primary financial covenants contained in our revolving credit facility are (i) a total leverage ratio test (not to exceed 5.25 to 1.0), (ii) a senior secured leverage ratio test (not to exceed 3.75 to 1.0), and (iii) a minimum interest coverage ratio test (not less than 2.75 to 1.0). These financial covenants are based on a non-GAAP, defined financial performance measure within our revolving credit facility known as “Consolidated EBITDA.” We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based on LIBOR or the lender’s base rate. At September 30, 2021, we had outstanding borrowings of $345.0 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2021, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the

Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 12 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 12, 2021	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer