Form 10-K
period 2021-12-31
TransMontaigne Partners LLC
filed 2022-03-31
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2021
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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☐ Emerging growth company ☐

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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2021 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, cyber-security breaches, global or regional conflicts, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	the ongoing pandemic involving COVID-19.

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

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

On February 26, 2019, an affiliate of ArcLight acquired all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (i)(b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests, (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange (“NYSE”). Our currently outstanding 6.125% senior unsecured notes due in 2026 remain outstanding, and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers as further described below. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control.

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

Overview

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. Our direct exposure to changes in commodity prices is limited to product sales out of our Tacoma, Washington terminal and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

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

Recent Developments

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream Partners, LLC (“SeaPort Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand for crude oil, refined petroleum products, renewable products, and other products that we handle.

Since the beginning of the pandemic in March 2020, we have taken proactive and sustained measures to deliver our services safely and reliably with limited negative impacts to our business. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We continue to follow recommendations from public health authorities and maintain actions to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by the COVID-19 pandemic, thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. While many States and municipalities have recently reduced or eliminated COVID-19 related restrictions and policies, there continue to be many variables and uncertainties regarding COVID-19 — including the continued spread of the virus, or new variants thereof, the duration and severity of the outbreak and the potential for future travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease and the availability and the resulting economic impact of any such advancements or vaccinations — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available. In addition, recent economic conditions in the wake of the COVID-19 pandemic have included inflationary pressure, which could result in higher operating expenses and project costs for us, as well as higher interest rates.

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO, Olympic Pipeline Company, SeaPort Midstream and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2021 are as follows:

Active storage
capacity (1)
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (2)	376,000
Jacksonville, FL	271,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,293,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,854,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	419,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,582,000
Brownsville Terminal	1,647,000
River Terminals:
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	199,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS	369,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,211,000

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	367,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	507,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	12,344,000
West Coast Terminals:
Martinez, CA	4,754,000
Richmond, CA	642,000
Tacoma, WA	1,481,000
West Coast Total	6,877,000
Our Joint Ventures Terminals:
BOSTCO Joint Venture Terminal (3)	7,080,000
Olympic Pipeline Company Joint Venture Terminal (4)	510,000
SeaPort Midstream Joint Venture Terminal (5)	1,270,000
Frontera Joint Venture Terminal (6)	1,656,000
TOTAL CAPACITY	42,031,000
(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member interest.
(4)	Reflects the total active storage capacity of Olympic Pipeline Company, of which we have a 30% ownership interest.
(5)	Reflects the total active storage capacity of SeaPort Midstream, of which we have a 51% ownership interest.
(6)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.

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

Midwest Terminals. In Missouri and Arkansas, we own the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and assumed operatorship, of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Our Rogers facility is the only products terminal located in Northwest Arkansas.

We lease land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from pipeline systems owned by third parties for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

Brownsville, Texas Operations. We own and operate a product terminal with approximately 1.6 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, and wax on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of petroleum products. Our Brownsville facilities receive products on behalf of our customers from a pipeline system owned by a third party, vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second half of 2022, and have previously filed revised tariffs with the FERC to support such activities.

River Operations. Our River terminals are composed of 11 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.3 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of three active product terminals with approximately 6.9 million barrels of aggregate active storage capacity. Our two California terminals are well positioned with pipeline connections to three of the five local refineries and marine access to all five refineries in the San Francisco Bay area and direct connection to the Northern California products pipeline distribution system. Our Tacoma, Washington terminal is connected via pipeline to the four largest refineries in Washington and by marine to all five Washington refineries. The Tacoma terminal is the only independent terminal in the Puget Sound area with a unit train facility. The Tacoma terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas, ethanol and other renewable products and feedstocks on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

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

Investment in Olympic Pipeline Company. As part of the Pacific Northwest Contribution on November 17, 2021, we acquired a 30% ownership interest in Olympic Pipeline Company joint venture, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and the Bayview, Washington terminal with approximately 0.5 million barrels of aggregate active storage capacity. The Olympic Pipeline is a 400-mile FERC regulated pipeline that serves as the primary refined product distribution pipeline in the Pacific Northwest. ARCO Midcon LLC, an affiliate of BP, owns the remaining 70% interest and operates both the Olympic Pipeline and the Bayview terminal. BP is responsible for managing Olympic Pipeline Company’s day-to-day operations. Our investment in Olympic Pipeline Company entitles us to appoint one member, out of two, to the Management Committee of Olympic Pipeline Company, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, Olympic Pipeline Company’s business. Our 30% ownership interest does not allow us to control Olympic Pipeline Company but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Olympic Pipeline Company under the equity method of accounting.

Investment in SeaPort Midstream. As part of the Pacific Northwest Contribution on November 17, 2021, we acquired a 51% ownership interest in SeaPort Midstream joint venture, which owns two terminals in Seattle, Washington and Portland, Oregon with approximately 1.3 million barrels of aggregate active storage capacity. Each terminal is connected to the Olympic Pipeline and has multimodal connectivity, including rail, barge, tanker and truck. BP Mariner Holding Company LLC owns the remaining 49% interest in SeaPort Midstream. We operate the SeaPort Midstream assets under an operating and administrative agreement between us and SeaPort Midstream. Our investment in SeaPort

Midstream entitles us to appoint two, out of four, of the members to the Board of Managers, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, SeaPort Midstream’s business. Our ownership interest does not allow us to control SeaPort Midstream but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in SeaPort Midstream under the equity method of accounting.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

Our Services and Revenue Streams

We derive revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. The fees we charge and our other sources of revenue are composed of:

●	Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.
●	Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. Effective January 1, 2021, our customer has leased 100% of our Razorback system and assumed operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Beginning in 2021, the fees associated with this lease agreement are recognized as terminaling services fees.
●	Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream

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
●	Product sales. Our product sales revenue refers to the sale of refined and renewable products at our Tacoma, Washington terminal. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs.

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

Attract additional volumes and products to our systems. We intend to attract new volumes of refined products, crude oil, renewable products, and specialty chemicals to our systems and terminals from existing and new customers by leveraging our asset base, continuing to provide superior customer service and through aggressively marketing our services to additional customers in our areas of operation. We have limited available capacity at certain terminal locations and our terminal facilities that have traditionally handled refined products are also well-positioned to service other products, including renewable products; as a result, we can accommodate additional volumes and varying products at a minimal incremental cost.

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

Significant Customer Relationships

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 60% of the total revenue for the year ended December 31, 2021.

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

Government Regulation and Environmental Matters

Our business is subject to various federal, state, and local laws and regulations, including relating to protection of the environment. We are committed to complying with these laws and regulations. To date, such compliance has not had a material adverse effect on our business, financial position, results of operations, liquidity, or competitive position.

Regulation. We are subject to regulation by the Department of Transportation Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, under the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or PIPES, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products pipelines and requires any entity that owns or operates such pipeline facilities to comply with certain regulations, to permit access to and copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with PIPES and the regulations promulgated thereunder.

PHMSA has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks and amend certain training requirements in existing regulations. We believe that we are in material compliance with these PHMSA regulations.

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

In connection with our acquisition of the Florida (other than Pensacola), Midwest, Brownsville, Texas, River, Southeast, and Pensacola, Florida terminals and facilities, a third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses. Nonetheless, the forgoing environmental indemnification obligations of a third party to us remain in place and were not affected by the Take-Private Transaction.

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

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the U.S./Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second half of 2022, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG), plus a 0.78 percent adjustment for the five-year period beginning July 1, 2021. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

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

We monitor or require the monitoring of the structural integrity of all of our PHMSA, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Purvis bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; and the Diamondback pipeline. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. Beginning in 2002, PHMSA required internal inspections or other integrity testing of all PHMSA-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all PHMSA inspection requirements for pipelines located in the United States.

Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along all of these pipelines. Employees participate in simulated spill response and deployment exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that the pipelines we own and manage have been constructed and are maintained or are required to be maintained in all material respects in accordance with applicable federal, state, and local laws and the regulations and standards prescribed by the American Petroleum Institute, PHMSA, and accepted industry practice.

At our terminals, tanks designed for gasoline (or other high vapor pressure products) storage are equipped with internal or external floating roofs or alternative vapor control devices designed to minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. Our terminal facilities have all required facility response plans, spill prevention and control plans and other plans and programs to respond to emergencies.

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

Human Capital Management

Employees. As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers. Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. As of March 31, 2022, we had approximately 535 employees.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $150 million. At December 31, 2021, our outstanding borrowings were $nil. At December 31, 2021, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $35 million. We expect to fund our future investments and expansion capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

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

As of December 31, 2021, we had total long-term debt of $1.3 billion and we had an unused borrowing base availability of $150 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

Restrictive covenants in our senior secured term loan and revolving credit facility, the indenture governing our senior notes and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our senior secured term loan and revolving credit facility and the indenture governing our senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	make distributions under certain circumstances;
●	make certain investments and acquisitions;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company or undergo a change in control; and
●	transfer, sell or otherwise dispose of assets.

Our senior secured term loan and revolving credit facility also contains covenants requiring us to maintain certain financial ratios and tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that that we will meet any such ratios and tests.

The provisions of our senior secured term loan and revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our security-holders could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.

Subject to the restrictions in the instruments governing our outstanding indebtedness, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2021, we had additional borrowing capacity of $150 million under our revolving credit facility, all of which would be secured if borrowed.

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

A significant portion of our operations are conducted through joint ventures. We are entitled to appoint members to the BOSTCO and Olympic Pipeline Company board of managers and maintain certain rights of approval over significant changes to, or expansion of, BOSTCO’s or Olympic Pipeline Company’s business, however Kinder Morgan serves as the operator of BOSTCO and is responsible for its day-to-day operations and an affiliate of BP serves as the operator of Olympic Pipeline Company and is responsible for its day-to-day operations. Although we serve as the operator of Frontera and SeaPort Midstream, and are responsible for the day-to-day operations of each, there are restrictions and limitations on our authority to take certain material actions absent the consent of our joint venture partner.

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

Our Southeast facilities include 20 active product terminals located along the Plantation and Colonial pipeline systems and primarily receive refined products from Plantation and Colonial on behalf of our customers. In addition, the Collins terminal receives from, delivers to, and transfers refined petroleum products between the Plantation and Colonial pipeline systems. In these instances, we depend on our terminals’ connections to such petroleum pipelines owned and operated by third parties to supply our terminal facilities. Our ability to compete in a particular terminal market could be harmed by factors we cannot control, including changes in pipeline service offerings at one or more of our terminals or changes in pipeline tariffs that make alternative third party terminal locations or different transportation options more attractive to our current or prospective customers.

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

The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness or obtaining additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize. In addition, continuing supply chain issues and recent inflationary pressure that emerged during the economic recovery following the COVID-19 pandemic are likely to impact the completion timetable and/or increase our costs for construction materials.

Recent inflationary pressures could negatively impact our financial condition and results of operations.

The operation of our assets and the execution of expansion projects require significant expenditures for materials, property, equipment, labor and services. The high inflationary pressures that emerged during the economic recovery following the COVID-19 pandemic could result in higher operating expenses and project costs for us, as well as higher interest rates, and we may not be able to pass these increased costs on to our customers in the form of higher fees for our services. In response to rising inflation, we expect interest rates to increase, which will increase the interest expense related to our variable interest rate debt. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate, maintain and expand our assets could adversely affect our business.

Adverse economic conditions periodically result in weakness and volatility, or higher interest rates, in the capital markets, that may limit, temporarily or for extended periods, the ability of one or more of our significant customers to secure financing arrangements adequate to purchase their desired volume of product, which could reduce use of our tank capacity and throughput volumes at our terminal facilities and adversely affect our financial condition and results of operations.

Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, the credit available, and/or make such credit more costly, to various enterprises, including those involved in the supply and marketing of products. As a result of these conditions, some of our customers may suffer short or long-term reductions in their ability to finance their supply and marketing activities, or may voluntarily elect to reduce their supply and marketing activities in order to preserve working capital. A significant decrease in our customers’ ability to secure financing arrangements adequate to support their historic product throughput volumes could result in a material decline in the use of our tank capacity or the throughput of product at our terminal facilities. We may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue from our current customers, which would likely cause our revenue, results of operations and cash flows to decline.

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

A significant decrease in demand for refined products due to alternative fuel sources, new technologies or adverse economic conditions, including rising fuel prices, may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

Market uncertainties, adverse economic conditions or lack of consumer confidence, in each case, may result in lower consumer spending on gasolines, distillates and travel, and higher prices of refined products could cause a reduction in demand for refined products, which could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities. Additionally, the volatility in the price of refined products may render our customers’ hedging activities ineffective, which could cause one or more of our significant customers to decrease their supply and marketing activities in order to reduce their exposure to price fluctuations.

Additional factors that could lead to a decrease in market demand for refined products include:

●	an increase in the market price of crude oil that leads to higher refined product prices;
●	higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, rising fuel prices or otherwise;
●	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines (although, we do handle or would be capable of handling many renewable products at most of our terminal facilities); or
●	events that impact global market demand in a way that is not presently possible to predict, including impacts from global or regional conflicts, and global health epidemics and concerns, such as the coronavirus (COVID-19).

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

Cyber-attacks that circumvent our security measures and other breaches of our information technology systems, or a failure of our critical information technology systems, could disrupt our operations and result in increased costs.

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

In addition to a cyber-attack or other security breach of our information technology systems, a failure of one or more of our critical information technology systems could result in a failure of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Such failures could disrupt our operations and/or adversely affect our business.

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

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities in the Ukraine, Middle East or other sustained military campaigns may adversely impact our cash flows.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Ukraine, Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

Many of our storage tanks and portions of our pipeline system have been in service for several decades and could require increased maintenance or remediation expenditures, which could adversely affect our results of operations and our cash flows.

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

In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. In June 2017, former President Trump announced that the United States intended to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement and in November 2019, the United States formally initiated the withdrawal process. However, on January 20, 2021, President Biden announced that the United States would rejoin the Paris Agreement. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business.

In particular, the adoption and implementation of regulations that require the reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur costs to monitor and report on greenhouse gas emissions or install new equipment to reduce emissions of greenhouse gases associated with our operations. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations.  Further, these regulatory initiatives could drive down demand for the refined petroleum products, natural gas and other hydrocarbon products we transport, store or otherwise handle in connection with our business by stimulating demand for alternative forms of energy that do not rely on the combustion of fossil fuels. Such decreased demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

General Risks

We could be negatively impacted by the continuing coronavirus (COVID-19) pandemic.

In light of the uncertain and continually evolving situation relating to the coronavirus (COVID-19) and its variants, including Omicron, this public health concern could pose a continuing risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience, among other impacts, (a) future customer shutdowns to prevent spread of the virus, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. In addition, recent economic conditions in the wake of the COVID-19 pandemic have included inflationary pressure, which could result in higher operating expenses and project costs for us, as well as higher interest rates.

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

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this Annual Report.

OVERVIEW

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for customers engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. Our direct exposure to changes in commodity prices is limited to product sales out of our Tacoma, Washington terminal and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

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

NATURE OF ASSETS

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and crude oil. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Jacksonville terminal also receives asphalt by rail, and our Port Everglades (North) terminal also receives product by truck. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals. In Missouri and Arkansas, we own the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and assumed operatorship, of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas. Our Rogers facility is the only products terminal located in Northwest Arkansas.

We lease land in Cushing, Oklahoma and constructed storage tanks and associated infrastructure on the property for the receipt of crude oil by truck and pipeline, the blending of crude oil and the storage of approximately 1.0 million barrels of crude oil.

We also own and operate a terminal facility in Oklahoma City, Oklahoma with approximately 0.2 million barrels of aggregate active storage capacity. Our Oklahoma City terminal receives gasolines and diesel fuels from pipeline systems owned by a third parties for delivery via our truck rack for redistribution to locations throughout the Oklahoma City region.

Brownsville, Texas Operations. We own and operate a product terminal with approximately 1.6 million barrels of aggregate active storage capacity and related ancillary facilities in Brownsville independent of the Frontera joint venture, as well as the Diamondback pipeline which handles liquid product movements between south Texas and Mexico. At our Brownsville terminal we handle refined petroleum products, chemicals, vegetable oils, naphtha, and wax on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of petroleum products. Our Brownsville facilities receive products on behalf of our customers from a pipeline system owned by a third party, vessels, by truck or railcar.

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second half of 2022, and have previously filed revised tariffs with the FERC to support such activities.

River Operations. Our River terminals are composed of 11 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.3 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

West Coast Operations. Our West Coast terminals consist of three active product terminals with approximately 6.9 million barrels of aggregate active storage capacity. Our two California terminals are well positioned with pipeline connections to three of the five local refineries and marine access to all five refineries in the San Francisco Bay area and direct connection to the Northern California products pipeline distribution system. Our Tacoma, Washington terminal is connected via pipeline to the four largest refineries in Washington and by marine to all five Washington refineries. The Tacoma terminal is the only independent terminal in the Puget Sound area with a unit train facility. The Tacoma terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas, ethanol and other renewable products and feedstocks on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

Investment in BOSTCO. On December 20, 2012, we acquired a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), from Kinder Morgan Battleground Oil, LLC, a wholly owned subsidiary of Kinder Morgan. BOSTCO is a terminal facility on the Houston Ship Channel designed to handle residual fuel, feedstocks, distillates and other black oils. BOSTCO currently has fully subscribed capacity of approximately 7.1 million barrels. Our investment in BOSTCO entitles us to appoint a member to the Board of Managers of BOSTCO, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, BOSTCO’s business. Kinder Morgan is responsible for managing BOSTCO’s day-to-day operations. Our 42.5% Class A ownership interest does not allow us to control BOSTCO, but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in BOSTCO under the equity method of accounting.

Investment in Olympic Pipeline Company. As part of the Pacific Northwest Contribution on November 17, 2021, we acquired a 30% ownership interest in the Olympic Pipeline Company LLC joint venture (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and the Bayview, Washington terminal with approximately 0.5 million barrels of aggregate active storage capacity. The Olympic Pipeline is a 400-mile FERC regulated pipeline that serves as the primary refined product distribution pipeline in the Pacific Northwest. ARCO Midcon LLC, an affiliate of BP, owns the remaining 70% interest and operates both the Olympic Pipeline and the Bayview terminal. BP is responsible for managing Olympic Pipeline Company’s day-to-day operations. Our investment in Olympic Pipeline Company entitles us to appoint one member, out of two, to the Management Committee of Olympic Pipeline Company, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, Olympic Pipeline Company’s business. Our 30% ownership interest does not allow us to control Olympic Pipeline Company but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Olympic Pipeline Company under the equity method of accounting.

Investment in SeaPort Midstream. As part of the Pacific Northwest Contribution on November 17, 2021, we acquired a 51% ownership interest in the SeaPort Midstream Partners, LLC joint venture (“SeaPort Midstream”), which owns two terminals in Seattle, Washington and Portland, Oregon with approximately 1.3 million barrels of aggregate active storage capacity. Each terminal is connected to the Olympic Pipeline and has multimodal connectivity, including rail, barge, tanker and truck. BP Mariner Holding Company LLC owns the remaining 49% interest in SeaPort Midstream. We operate the SeaPort Midstream assets under an operating and administrative agreement between us and SeaPort Midstream. Our investment in SeaPort Midstream entitles us to appoint two, out of four, of the members to the Board of Managers, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, SeaPort Midstream’s business. Our ownership interest does not allow us to control SeaPort Midstream but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in SeaPort Midstream under the equity method of accounting.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera Brownsville, LLC joint venture (“Frontera”), in exchange for a cash payment of approximately $25.6 million and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera for a cash payment of approximately $25.6 million. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

Central Services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred.

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 60% of the total revenue for the year ended December 31, 2021.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019.

Product sales. Our product sales revenue refers to the sale of refined and renewable products at our Tacoma, Washington terminal. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs.

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

SIGNIFICANT DEVELOPMENTS SINCE THE FILING OF OUR PRIOR YEAR FORM 10-K

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream, which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented.

COVID-19. The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has resulted in restrictions on, and a public response with respect to, travel and economic activity that have reduced demand for crude oil, refined petroleum products, renewable products, and other products that we handle.

Since the beginning of the pandemic in March 2020, we have taken proactive and sustained measures to deliver our services safely and reliably with limited negative impacts to our business. At the outset of the pandemic, we activated an Incident Support Team to execute our Infectious Disease Control Policy, and to focus on a number of priorities, including: (i) implement basic infection prevention techniques and other workplace protections in our business operations; (ii) identify and isolate individuals suspected of being infected by COVID-19; (iii) identify risk factors in our workforce that may increase the possibility of exposure to COVID-19; and (iv) develop a contingency plan for the possibility that a serious outbreak does occur in the area of any of our terminals. We continue to follow recommendations from public health authorities and maintain actions to help prevent our employees’ exposure to the spread of COVID-19, including, where practical, work-at-home plans enacted in March 2020 and the implementation of business continuity plans to enable the integrity of our operations and protect the health of our employees.

To date, our operations and employees have not been materially impacted by the COVID-19 pandemic, thereby allowing our customers continued access and utilization of our strategic terminal network. We continue to employ all safety processes and procedures in the normal course. We provide an essential service across our markets, which has been recognized in most relevant regulatory guidance regarding COVID-19. Further, we have not experienced any material instance of our customers failing to meet their contractual commitments to us as a result of these recent developments. While many States and municipalities have recently reduced or eliminated COVID-19 related restrictions and policies, there continue to be many variables and uncertainties regarding COVID-19 — including the continued spread of the virus, or new variants thereof, the duration and severity of the outbreak and the potential for future travel restrictions and business closures, and medical advancements in treating and vaccinating against the disease and the availability and the resulting economic impact of any such advancements or vaccinations — to reasonably predict the potential longer-term impact of COVID-19 on our business and operations. We continue to monitor the situation, have actively implemented policies and practices to address the situation and actively protect our employees, and may adjust our current policies and practices as more information and guidance become available. In addition, recent economic conditions in the wake of the COVID-19 pandemic have included inflationary pressure, which could result in higher operating expenses and project costs for us, as well as higher interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our historical consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations (see Note 1 of Notes to consolidated financial statements).

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods set forth herein and under Item 8. “Financial Statements and Supplementary Data” of this Annual Report, include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented.

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred.

ANALYSIS OF REVENUE

Terminal revenue. The majority of our revenue is derived from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

	Terminal Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Terminaling services fees	$276,481	$279,672	$264,878
Management fees	12,322	10,942	11,445
Pipeline transportation fees	638	3,519	3,457
Terminal revenue	$289,441	$294,133	$279,780

Product sales, gross margin. Our product sales revenue refers to the sale of refined and renewable products at our Tacoma, Washington terminal in our West Coast Segment. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs.

The product sales, gross margin was as follows (in thousands):

	Product Sales, Gross Margin
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Product sales	$231,239	$183,555	$249,711
Cost of product sales	(218,395)	(171,727)	(238,596)
Product sales, gross margin	$12,844	$11,828	$11,115

The change in product sales and cost of product sales for the years ended December 31, 2021 and 2020, is primarily a result of the COVID-19 impact on product prices in 2020.

Included in product sales, gross margin for each of the years ended December 31, 2021, 2020 and 2019 are fees charged to affiliates of approximately $nil.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

	Terminal Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast terminals	$77,115	$76,907	$73,416
Midwest terminals	10,504	10,267	11,655
Brownsville terminals	23,490	21,969	18,953
River terminals	13,998	11,700	10,233
Southeast terminals	78,123	89,520	88,777
West Coast terminals	80,332	79,133	72,124
Central services	5,879	4,637	4,622
Terminal revenue	$289,441	$294,133	$279,780

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

The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast terminals	$77,061	$76,875	$73,380
Midwest terminals	10,504	8,358	9,804
Brownsville terminals	17,595	15,071	11,560
River terminals	13,998	11,700	10,233
Southeast terminals	77,031	88,573	87,813
West Coast terminals	80,292	79,095	72,088
Central services	—	—	—
Terminaling services fees	$276,481	$279,672	$264,878

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2020 is primarily a result of recontracting capacity at higher rates.

The increase in terminaling services fees at our Midwest terminals for the year ended December 31, 2021 is due to our customer leasing 100% of our Razorback system and assuming operatorship of the Razorback pipeline and the terminals in Mount Vernon, Missouri and in Rogers, Arkansas effective January 1, 2021. The fees associated with this lease agreement are recognized as terminaling services fees. Prior to January 1, 2021, we earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under a capacity agreement with our customer who was contracted for 100% of our Razorback system through December 31, 2020. The decrease in terminaling services fees at our Midwest terminals for the year ended December 31, 2020 is primarily a result of our capacity in Cushing, Oklahoma being off-contract in the first quarter of 2020.

The increase in terminaling services fees at our Brownsville terminals for the years ended December 31, 2021 and 2020 is primarily a result of placing into service approximately 0.2 million barrels of new tank capacity and construction of gasoline railcar loading capabilities during the first quarter of 2021 and placing into service approximately 0.6 million barrels of new tank capacity in various stages throughout 2019.

The increase in terminaling services fees at our River terminals for the years ended December 31, 2021 and 2020 is primarily a result of contracting available capacity.

The decrease in terminaling services fees at our Southeast terminals for the year ended December 31, 2021 is primarily due to a customer terminating its terminaling services agreement effective December 31, 2020 at our Collins, Mississippi terminal. During the second and third quarters of 2021 we re-contracted a portion of the available capacity. We are currently in the process of identifying potential parties to re-contract the remaining available capacity.

The increase in terminaling services fees at our West Coast terminals for the years ended December 31, 2021 and 2020 is primarily a result of contracting available capacity, re-contracting capacity at higher rates and placing into service approximately 0.1 million barrels of new tank capacity in the first quarter of 2019.

Included in terminaling services fees for the years ended December 31, 2021, 2020 and 2019 are fees charged to affiliates of approximately $12.5 million, $11.3 million and $11.2 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Firm commitments	$222,760	$229,362	$204,658
Ancillary	53,721	50,310	60,220
Terminaling services fees	$276,481	$279,672	$264,878

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2021 were as follows (in thousands):

Less than 1 year remaining	$46,903	21%
1 year or more, but less than 3 years remaining	120,453	54%
3 years or more, but less than 5 years remaining	9,774	4%
5 years or more remaining (1)	45,630	21%
Total firm commitments for the year ended December 31, 2021	$222,760
(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019.

The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast terminals	$54	$32	$36
Midwest terminals	—	—	—
Brownsville terminals	5,257	5,288	5,787
River terminals	—	—	—
Southeast terminals	1,092	947	964
West Coast terminals	40	38	36
Central services	5,879	4,637	4,622
Management fees	$12,322	$10,942	$11,445

Included in management fees for the years ended December 31, 2021, 2020 and 2019 are fees charged to affiliates of approximately $11.2 million, $9.9 million and $10.4 million, respectively.

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

The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast terminals	$—	$—	$—
Midwest terminals	—	1,909	1,851
Brownsville terminals	638	1,610	1,606
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Central services	—	—	—
Pipeline transportation fees	$638	$3,519	$3,457

Included in pipeline transportation fees for each of the years ended December 31, 2021, 2020 and 2019 are fees charged to affiliates of approximately $nil.

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

	Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Wages and employee benefits	$51,062	$48,786	$48,108
Utilities and communication charges	11,185	11,035	12,035
Repairs and maintenance	13,347	15,935	15,454
Office, rentals and property taxes	18,503	16,061	15,832
Vehicles and fuel costs	1,087	1,089	1,127
Environmental compliance costs	5,283	3,939	3,540
Contract services	2,538	2,435	2,371
Other	8,096	8,737	9,664
Operating costs and expenses	$111,101	$108,017	$108,131

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast terminals	$22,541	$20,946	$22,196
Midwest terminals	2,222	2,942	3,443
Brownsville terminals	9,310	9,749	9,053
River terminals	6,328	5,777	6,040
Southeast terminals	24,319	23,498	23,500
West Coast terminals	31,732	31,281	27,999
Central services	14,649	13,824	15,900
Operating costs and expenses	$111,101	$108,017	$108,131

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2021, 2020 and 2019 were approximately $24.8 million, $23.1 million and $25.5 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2021 is primarily attributable to higher incentive compensation costs. The decrease in general and administrative expenses for the year ended December 31, 2020 is primarily attributable to one-time costs associated with the Take-Private Transaction in the prior years.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2021, 2020 and 2019, insurance expense was approximately $6.3 million, $5.8 million and $5.5 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with deferred compensation awards was approximately $15.8 million, $2.2 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in deferred compensation expense for the year ended December 31, 2021 is primarily attributable to our indirect parent company, Pike Petroleum Holdings, LLC, repurchasing and cancelling class B units that were granted by Pike West Coast Holdings, LLC prior to the Pacific Northwest Contribution for approximately $12.5 million. The cash payment for the repurchase and cancellation of the class B units was made by Pike Petroleum Holdings, LLC, accordingly we have accounted for this as a non-cash transaction in our consolidated statements of equity and consolidated statements of cash flows.

Depreciation and amortization expenses for the years ended December 31, 2021, 2020 and 2019 was approximately $68.5 million, $66.0 million and $60.5 million, respectively. The increase in depreciation and amortization expense for the years ended December 31, 2021 and 2020 is primarily attributable to placing terminal expansion projects in service.

Interest expense for the years ended December 31, 2021, 2020 and 2019 was approximately $42.7 million, $46.1 million and $53.0 million, respectively. The decrease in interest expense for the year ended December 31, 2021 and 2020 is primarily attributable to decreases in LIBOR based interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2021 and 2020, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
BOSTCO	42.5%	42.5%	$200,301	$201,912
Olympic Pipeline Company	30%	30%	80,941	77,485
SeaPort Midstream	51%	51%	29,136	28,551
Frontera	50%	50%	22,314	24,036
Total investments in unconsolidated affiliates			$332,692	$331,984

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$5,248	$3,933	$2,356
Olympic Pipeline Company	8,055	1,766	2,113
SeaPort Midstream	585	1,592	1,995
Frontera	1,858	2,565	2,538
Total earnings from investments in unconsolidated affiliates	$15,746	$9,856	$9,002

The increase in earnings from our investment in Olympic Pipeline Company for the year ended December 31, 2021 is attributable to increased tariff rates and volumes shipped on the pipeline and less spend on repairs.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$4,051	$7,257	$4,707
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	510
Frontera	—	—	225
Additional capital investments in unconsolidated affiliates	$4,051	$7,257	$5,442

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$10,910	$11,021	$8,325
Olympic Pipeline Company	4,599	2,785	5,098
SeaPort Midstream	—	—	—
Frontera	3,580	2,211	3,107
Cash distributions received from unconsolidated affiliates	$19,089	$16,017	$16,530

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our debt service obligations, working capital requirements and capital projects, including additional investments and expansion, development and acquisition opportunities. We expect to fund any additional investments, capital projects and future expansion, development and acquisition opportunities with cash flows from operations and borrowings under our revolving credit facility.

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net cash provided by operating activities	$125,480	$134,401	$118,682
Net cash used in investing activities	$(334,939)	$(81,906)	$(97,219)
Net cash provided by (used in) financing activities	$212,253	$(59,126)	$(12,518)

The approximately $8.9 million decrease in net cash provided by operating activities for the year ended December 31, 2021 is primarily related to timing of distributions from our unconsolidated affiliates and working capital requirements. The approximately $15.7 million increase in net cash provided by operating activities for the year ended December 31, 2020 is primarily related to increased revenue from recontracting activity, placing into service new tank capacity at our Brownsville and West Coast terminals and the timing of working capital requirements.

The approximately $253.0 million increase in net cash used in investing activities for the year ended December 31, 2021, includes a distribution to Arclight of approximately $256.3 million for the Pacific Northwest Contribution and the termination of a $10.2 million short-term loan from the Company to an ArcLight affiliate in contemplation of the contribution. This was partially offset by an approximately $11.5 million decrease in construction spend in 2021. The approximately $15.3 million decrease in net cash used in investing activities for the year ended December 31, 2020 is primarily related to a decrease in construction spend in 2020.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2022. At December 31, 2021, the remaining expenditures to complete the approved projects are estimated to be approximately $35 million. These expenditures primarily relate to the construction costs associated with the expansion of our Brownsville and West Coast operations.

As discussed below, the Company entered into an agreement for a $1 billion senior secured term loan on November 17, 2021. A portion of the proceeds from the $1 billion senior secured term loan were used for the repayment of debt of approximately $549.9 million, distributions to TLP Finance for debt service of approximately $174.2 million, and approximately $21.5 million of debt issuance costs. This resulted in an approximately $271.4 million change in net cash provided by (used in) financing activities for the year ended December 31, 2021. The $46.6 million change in net cash used in financing activities for the year ended December 31, 2020 includes a decrease of approximately $45.0 million in net borrowings under our revolving credit facility primarily due to increased cash flows from operations and less spend on growth capital projects in 2020.

Credit agreement. On November 17, 2021, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. The senior secured term loan will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event our 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for contribution of Pacific Northwest	256,300
Repayment of SeaPort Financing term loan	198,200
Distribution to TLP Finance for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

We may elect to have loans under the Credit Agreement bear interest, at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the year ended December 31, 2021.

If we were to fail a financial performance covenant, or any other covenant contained in the Credit Agreement, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders and the default remained uncured after any applicable grace period, we would be in breach of the Credit Agreement, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable.

The Credit Agreement replaces, in its entirety, the Third Amended and Restated Senior Secured Credit Facility, dated March 13, 2017, which provided for a maximum borrowing line of credit equal to $850 million and was set to mature in March 2022.

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

Contractual obligations and contingencies. See Note 11 for information regarding our debt obligations and Note 13 for information regarding our leases and other commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured term loan and revolving credit facility. Borrowings under our senior secured term loan and revolving credit facility bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We have historically, on occasion, managed a portion of our interest rate risk with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2021 and 2020, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $100 million, respectively. The interest rate swap agreements ended in November 2021. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data. At December 31, 2021, we had outstanding borrowings of $1 billion under our senior secured term loan and $nil under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2021, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $10 million.

Our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. Our direct exposure to changes in commodity prices is limited to product sales out of our Tacoma, Washington terminal and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time. Generally, to the extent we are entitled to retain product pursuant to terminaling services agreements with our customers, we sell the product to our customers on a contractually established periodic basis; the sales price is based on industry indices.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, effective November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company (the “Pacific Northwest Contribution”) and was recorded at carryover basis as a reorganization of entities under common control. As such, all prior periods presented include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented.

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

March 31, 2022

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,273	$15,479
Trade accounts receivable	20,028	12,471
Due from affiliates	2,397	1,626
Inventory	5,333	4,829
Other current assets	6,492	6,560
Total current assets	52,523	40,965
Property, plant and equipment, net	851,483	854,870
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	332,692	331,984
Right-of-use assets, operating leases	48,522	33,880
Other assets, net	53,146	59,503
	$1,356,952	$1,339,788
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$14,568	$15,802
Operating lease liabilities	3,665	3,284
Accrued liabilities	37,751	38,203
Current debt	10,000	2,095
Total current liabilities	65,984	59,384
Deferred revenue	3,334	4,820
Long-term operating lease liabilities	46,643	32,418
Long-term debt	1,263,940	834,609
Total liabilities	1,379,901	931,231
Commitments and contingencies (Note 13)
Equity:
Predecessor	—	73,264
Member interest	(22,949)	335,293
Total equity	(22,949)	408,557
	$1,356,952	$1,339,788

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenue:
Terminal revenue	$289,441	$294,133	$279,780
Product sales	231,239	183,555	249,711
Total revenue	520,680	477,688	529,491
Costs and expenses:
Cost of product sales	(218,395)	(171,727)	(238,596)
Operating	(111,101)	(108,017)	(108,131)
General and administrative	(24,790)	(23,147)	(25,533)
Insurance	(6,260)	(5,837)	(5,454)
Deferred compensation	(15,763)	(2,173)	(2,539)
Depreciation and amortization	(68,484)	(66,034)	(60,477)
Total costs and expenses	(444,793)	(376,935)	(440,730)
Earnings from unconsolidated affiliates	15,746	9,856	9,002
Gain from insurance proceeds	—	—	3,351
Operating income	91,633	110,609	101,114
Other expenses:
Interest expense	(42,661)	(46,056)	(52,999)
Amortization of deferred debt issuance costs	(10,637)	(3,694)	(3,821)
Total other expenses	(53,298)	(49,750)	(56,820)
Net earnings	$38,335	$60,859	$44,294

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(in thousands)

			General
		Common	partner	Member
	Predecessor	units	interest	interest	Total
Balance December 31, 2018	$95,829	$285,095	$53,490	$—	$434,414
Distributions to unitholders	—	(13,064)	(4,186)	—	(17,250)
Purchase of common units and conversion to member interest	—	(279,895)	(51,978)	331,873	—
Reclassification of outstanding equity-based compensation to liability	—	—	—	(6,199)	(6,199)
Contributions from parent entities	—	4,829	—	491	5,320
Equity-based compensation	—	45	—	—	45
Distributions to TLP Finance for debt service	—	—	—	(42,328)	(42,328)
Distributions to parent entities	(20,449)	—	—	—	(20,449)
Net earnings (loss) for year ended December 31, 2019	(1,620)	2,990	2,674	40,250	44,294
Balance December 31, 2019	73,760	—	—	324,087	397,847
Contributions from parent entities	—	—	—	313	313
Distributions to TLP Finance for debt service	—	—	—	(50,455)	(50,455)
Distributions to parent entities	(7)	—	—	—	(7)
Net earnings (loss) for year ended December 31, 2020	(489)	—	—	61,348	60,859
Balance December 31, 2020	73,264	—	—	335,293	408,557
Contributions from parent entities	—	—	—	15,124	15,124
Distributions to TLP Finance for debt service	—	—	—	(218,491)	(218,491)
Contribution of Pacific Northwest at carryover basis	(84,697)	—	—	(181,777)	(266,474)
Net earnings for year ended December 31, 2021	11,433	—	—	26,902	38,335
Balance December 31, 2021	$—	$—	$—	$(22,949)	$(22,949)

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$38,335	$60,859	$44,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,484	66,034	60,477
Earnings from unconsolidated affiliates	(15,746)	(9,856)	(9,002)
Distributions from unconsolidated affiliates	19,089	16,017	16,530
Equity-based compensation	13,410	—	45
Amortization of deferred debt issuance costs	10,637	3,694	3,821
Amortization of deferred revenue	(1,486)	(170)	347
Unrealized (gain) loss on derivative instruments	(1,825)	(426)	2,394
Gain from insurance proceeds	—	—	(3,351)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,557)	8,165	3,851
Due from affiliates	(771)	381	(27)
Inventory	(504)	4,205	211
Other current assets	(15)	667	(642)
Long-term customer receivables	811	(1,130)	207
Right-of-use assets, operating leases	3,276	2,816	2,235
Other assets, net	—	437	1,270
Trade accounts payable	1,281	(13,471)	(342)
Accrued liabilities	1,373	(986)	(1,578)
Operating lease liabilities	(3,312)	(2,835)	(2,058)
Net cash provided by operating activities	125,480	134,401	118,682
Cash flows from investing activities:
Payment for contribution of Pacific Northwest	(266,474)	—	—
Investments in unconsolidated affiliates	(4,051)	(7,257)	(5,442)
SeaPort Midstream member loan	—	1,291	(510)
Capital expenditures	(64,414)	(75,940)	(96,255)
Proceeds from insurance claims	—	—	4,988
Net cash used in investing activities	(334,939)	(81,906)	(97,219)
Cash flows from financing activities:
Repayments of SeaPort Financing term loan	(199,063)	(8,577)	(1,950)
Proceeds from senior secured term loan	1,000,000	—	20,000
Borrowings under revolving credit facility	142,200	99,400	174,900
Repayments under revolving credit facility	(492,600)	(99,700)	(130,200)
Senior notes repurchase	—	(100)	—
Debt issuance costs	(21,507)	—	(561)
Distributions paid to unitholders	—	—	(17,250)
Contributions from parent entities	1,714	313	5,320
Distributions to TLP Finance for debt service	(218,491)	(50,455)	(42,328)
Distributions to parent entities	—	(7)	(20,449)
Net cash provided by (used in) financing activities	212,253	(59,126)	(12,518)
Increase (decrease) in cash and cash equivalents	2,794	(6,631)	8,945
Cash and cash equivalents at beginning of period	15,479	22,110	13,165
Cash and cash equivalents at end of period	$18,273	$15,479	$22,110
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,680	$46,475	$51,339
Property, plant and equipment acquired with accounts payable	$6,967	$9,565	$17,184
Additions to right-of-use assets obtained from new operating lease liabilities	$17,918	$—	$—
Conversion of Olympic Pipeline member loan to equity	$—	$—	$20,250
Non-cash contributions from parent entities	$15,124	$313	$5,320

See accompanying notes to consolidated financial statements. Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2021, 2020 and 2019

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

On February 26, 2019, an affiliate of ArcLight acquired all of the Partnership’s outstanding publicly traded common units not already held by ArcLight and its affiliates by way of our merger (the “Merger”) with a wholly owned subsidiary of TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of Arclight. At the effective time of the Merger, each of the Partnership’s general partner units issued and outstanding immediately prior to the acquisition effective time was converted into (i)(a) one Partnership common unit, and (b) in aggregate, a non-economic general partner interest in the Partnership, (ii) each of the Partnership’s incentive distribution rights issued and outstanding immediately prior to the acquisition effective time was converted into 100 Partnership common units, (iii) our general partner distributed its common units in the Partnership (the “Transferred GP Units”) to TLP Acquisition Holdings, LLC, a Delaware limited liability company (“TLP Holdings”), and TLP Holdings contributed the Transferred GP Units to TLP Finance, (iv) the Partnership converted into the Company (a Delaware limited liability company) pursuant to Section 17-219 of the Delaware Limited Partnership Act and changed its name to “TransMontaigne Partners LLC”, and all of our common units owned by TLP Finance were converted into limited liability company interests (“member interest”), (v) the non-economic interest in the Company owned by our general partner was automatically cancelled and ceased to exist and our general partner merged with and into the Company with the Company surviving, and (vi) the Company became 100% owned by TLP Finance (the transactions described in the foregoing clauses (i) through (vi), collectively with the Merger, the “Take-Private Transaction”).

As a result of the Take-Private Transaction, our common units ceased to be publicly traded, and our common units are no longer listed on the New York Stock Exchange. Our 6.125% senior unsecured notes due in 2026 remain outstanding, and we are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in those notes.

Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, except for our executive officers as further described below. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Following the TMS Contribution, the executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ any of the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company pursuant to a services agreement between TransMontaigne Management Company and TMS.

On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream Partners, LLC (“Seaport Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented (see Note 3 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2021 and 2020 and our results of operations for the years ended December 31, 2021, 2020 and 2019.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Further, under ASC 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases (see Note 13 of Notes to consolidated financial statements).

We generate revenue from terminaling services fees, pipeline transportation fees, management fees and product sales. Under Topic 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 842, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

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

Our terminaling services agreements include revenue recognized in accordance with ASC 606 and ASC 842. At the time of contract inception, we evaluate each contract to determine whether the contract contains a lease. Significant assumptions used in this process include the determination of whether substantive substitution rights exist based on the terms of the contract and available capacity at the terminal at the time of contract inception or modification. Our terminaling services agreements do not allow our customers to purchase the underlying asset and vary in terms and conditions with respect to extension or termination options. If a contract is accounted for as a lease under ASC 842, we recognize the minimum payments as lease revenue and revenue recognized in excess of firm commitments as a variable payment of the lease. All other components of the contracts accounted for as a lease are treated as non-lease components (ancillary revenue) and are accounted for in accordance with ASC 606. The majority of our firm commitments under our terminaling services agreements are accounted for as lease revenue in accordance with ASC 842 (“ASC 842 revenue”). The remaining firm commitments under our terminaling services agreements not accounted for as lease revenue are accounted for in accordance with ASC 606 (“ASC 606 revenue”), where the minimum payment arrangement in each contract is considered a single performance obligation that is primarily satisfied over time through the contract term.

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

Years ended December 31, 2021, 2020 and 2019

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore Terminal ended on July 1, 2019.

Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

Product sales. Our product sales revenue refers to the sale of refined and renewable products at our Tacoma, Washington terminal. Product sales revenue pricing is contractually specified, and we have determined that each transaction represents a separate performance obligation. Product sales revenue is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs, as we are responsible for fulfilling the promise in the sales contract and maintain inventory risk. Product sales revenue is accounted for in accordance with ASC 606.

(d) Cash and cash equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2021, 2020 and 2019.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2021, 2020 and 2019.

(h) Environmental obligations

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

(i) Asset retirement obligations

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

Years ended December 31, 2021, 2020 and 2019

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations.

At December 31, 2021 and 2020, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $100 million, respectively. The interest rate swap agreements ended in November 2021. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

(n) Going concern assessment and management’s plan

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

obligations as they become due within one year from the financial statement issuance date. We had a revolving credit facility that was set to mature in March 2022. On November 17, 2021, we entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loan and a $150 million revolving credit facility that replaced the revolving credit facility set to mature in March 2022. With the execution of the Credit Agreement all substantial doubt about our ability to continue as a going concern has been resolved (see Note 11 of Notes to consolidated financial statements).

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2021, 2020 and 2019 we recognized approximately $5.3 million, $5.3 million and $5.8 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have three terminaling services agreements with Frontera relating to our Brownsville, Texas facility that have or will expire in January 2022, June 2022 and June 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 412,000 barrels of storage capacity. For the years ended December 31, 2021, 2020 and 2019 we recognized revenue related to this agreement of approximately $3.5 million, $2.6 million and $2.6 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2021, 2020 and 2019 we recognized revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $9.0 million, $8.6 million and $8.5 million, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2021, 2020 and 2019 we recognized revenue related to this operations and administrative agreement of approximately $3.8 million, $3.3 million and $3.4 million, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, and, prior to July 1, 2019, the Baltimore Terminal. For the years ended December 31, 2021, 2020 and 2019 we recognized revenue related to reimbursements from these affiliates of approximately $2.1 million, $1.3 million and $1.2 million, respectively. Our management of the Baltimore Terminal terminated on July 1, 2019.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Services agreement—TransMontaigne Management Company. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. For the years ended December 31, 2021, 2020 and 2019 aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $3.2 million, $2.7 million and $0.8 million, respectively.

See also Note 1(a) of Notes to consolidated financial statements, Nature of business, for information regarding the TMS Contribution.

(3) CONTRIBUTION OF TERMINAL ASSETS

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”), a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company in exchange for payments to certain lenders of SeaPort Financing, LLC (a wholly owned subsidiary of Pike West Coast) in the amount of approximately $198.2 million and a distribution to Arclight in the amount of approximately $256.3 million. In addition, a $10.2 million short-term loan from the Company to an ArcLight affiliate was terminated in contemplation of the contribution. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream, which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented. We recorded the assets at their net book value of $84.7 million with the remaining consideration paid of $181.8 million recorded as a reduction to member equity interest. The difference between the consideration we paid and the carryover basis of the net assets purchased has been reflected in the accompanying consolidated balance sheets and statement of equity as a decrease to the member interest.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Our basis in the assets and liabilities of the Pacific Northwest Contribution at the time of the contribution was as follows (in thousands):

Cash	$19,078
Trade accounts receivable	8,174
Inventory	3,145
Other current assets	671
Property, plant and equipment, net	120,215
Investment in unconsolidated affiliates	108,691
Goodwill	9,158
Other assets, net	14,689
Trade accounts payable	(6,062)
Senior secured term loan	(191,510)
Accrued and other liabilities	(1,552)
Equity	$84,697

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Trade accounts receivable	$20,028	$12,471

The following table presents a roll forward of our allowance for credit losses (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2021	$—	$—	$—	$—
2020	$127	$—	$(127)	$—
2019	$109	$18	$—	$127

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Chevron Corporation	11%	7%	7%
Marathon Petroleum	10%	9%	11%
Pilot Flying J	9%	9%	10%
Par Hawaii Refining	—%	10%	11%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$1,913	$2,283
Additive detergent	1,055	1,585
Amounts due from insurance companies	414	668
Deposits and other assets	3,110	2,024
	$6,492	$6,560

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2021 and 2020, we have recognized amounts due from insurance companies of approximately $0.4 million and $0.7 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2021, we received reimbursements from insurance companies of approximately $0.3 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Land	$104,647	$104,647
Terminals, pipelines and equipment	1,266,086	1,213,042
Furniture, fixtures and equipment	16,986	16,769
Construction in progress	32,997	24,662
	1,420,716	1,359,120
Less accumulated depreciation	(569,233)	(504,250)
	$851,483	$854,870

At December 31, 2021 and 2020, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $597.9 million and $621.7 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

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

At December 31, 2021 and 2020 our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2021 and 2020 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges for each of the years ended December 31, 2021, 2020 and 2019. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2021 and 2020, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
BOSTCO	42.5%	42.5%	$200,301	$201,912
Olympic Pipeline Company	30%	30%	80,941	77,485
SeaPort Midstream	51%	51%	29,136	28,551
Frontera	50%	50%	22,314	24,036
Total investments in unconsolidated affiliates			$332,692	$331,984

At December 31, 2021 and 2020, our investment in BOSTCO includes approximately $6.2 million and $6.4 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At December 31, 2021 and 2020, our investment in Olympic Pipeline Company includes approximately $6.0 million and $6.3 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$5,248	$3,933	$2,356
Olympic Pipeline Company	8,055	1,766	2,113
SeaPort Midstream	585	1,592	1,995
Frontera	1,858	2,565	2,538
Total earnings from investments in unconsolidated affiliates	$15,746	$9,856	$9,002

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$4,051	$7,257	$4,707
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	510
Frontera	—	—	225
Additional capital investments in unconsolidated affiliates	$4,051	$7,257	$5,442

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
BOSTCO	$10,910	$11,021	$8,325
Olympic Pipeline Company	4,599	2,785	5,098
SeaPort Midstream	—	—	—
Frontera	3,580	2,211	3,107
Cash distributions received from unconsolidated affiliates	$19,089	$16,017	$16,530

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	December 31,	December 31,
	2021	2020
Current assets	$57,797	$47,327
Long-term assets	760,169	762,256
Current liabilities	(38,701)	(34,339)
Long-term liabilities	(44,144)	(47,042)
Net assets	$735,121	$728,202

Statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenue	$193,533	$167,912	$176,072
Expenses	(148,250)	(142,838)	(153,913)
Net income	$45,283	$25,074	$22,159

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Customer relationships, net of accumulated amortization of $14,913 and $11,718, respectively	$50,617	$53,812
SeaPort Midstream member loan	1,259	1,259
Long-term customer receivables	536	1,347
Revolving credit facility unamortized deferred debt issuance costs	—	2,351
Deposits and other assets	734	734
	$53,146	$59,503

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We have not taken an impairment on customer relationships in the years presented. Expected future amortization expense for the customer relationships as of December 31, 2021 is as follows (in thousands):

	Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$3,195	$3,195	$3,195	$3,195	$3,195	$34,642

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both December 31, 2021 and 2020, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

Long-term customer receivables.  Long-term customer receivables include amounts due under long-term terminaling services agreements, with certain of our customers, that provide for minimum annual throughput commitments. Interim billings are billed to our customers based on actual throughput volumes, whereas revenue is recognized for the minimum annual throughput commitment on a straight-line basis over the terms of the respective agreements.

Revolving credit facility unamortized deferred debt issuance costs. Deferred debt issuance costs are amortized using the effective interest method over the term of the revolving credit facility. On November 17, 2021, our revolving credit facility that was set to mature in March 2022 was replaced with a new credit agreement. Accordingly, the remaining unamortized deferred debt issuance costs were recognized as amortization of deferred debt issuance costs in our consolidated statements of operations (see Note 11 of Notes to consolidated financial statements).

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Accrued compensation expense	$12,497	$12,283
Customer advances and deposits	10,572	10,689
Interest payable	8,605	7,619
Accrued property taxes	2,346	3,018
Unrealized loss on derivative instrument	—	1,825
Accrued environmental obligations	1,812	1,211
Accrued expenses and other	1,919	1,558
	$37,751	$38,203

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At December 31, 2021 and 2020, we have accrued environmental obligations of approximately $1.8 million and $1.2 million, respectively, representing our best estimate of our

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2021	$1,211	$(860)	$1,461	$1,812
2020	$1,841	$(557)	$(73)	$1,211
2019	$1,866	$(671)	$646	$1,841

(11) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Senior secured term loan outstanding	$1,000,000	$199,063
Revolving credit facility outstanding	—	350,400
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(25,960)	(12,659)
Total debt	1,273,940	836,704
Current portion of senior secured term loan	(10,000)	(2,095)
Long-term debt	$1,263,940	$834,609
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

Credit agreement. On November 17, 2021, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. The senior secured term loan will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event the 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for contribution of Pacific Northwest	256,300
Repayment of SeaPort Financing term loan	198,200
Distribution to TLP Finance for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

We may elect to have loans under the Credit Agreement bear interest, at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the year ended December 31, 2021.

The Credit Agreement replaces, in its entirety, our revolving credit facility, which provided for a maximum borrowing line of credit equal to $850 million and was set to mature in March 2022.

For the years ended December 31, 2021, 2020 and 2019, the weighted average interest rate on borrowings was approximately 4.6%, 5.6% and 6.4%, respectively. At December 31, 2021 and 2020, our outstanding letters of credit were $1.7 million and $1.3 million, respectively.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. Net proceeds, after $8.1 million of issuance costs, were used to repay indebtedness under our revolving credit facility. The senior notes are due in 2026 and are guaranteed on a senior unsecured basis by each of our 100% owned domestic subsidiaries that guarantee obligations under our revolving credit facility. TransMontaigne Partners LLC has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. TLP Finance Corp. has no assets or operations. Our operations are conducted by subsidiaries of TransMontaigne Partners LLC through our 100% owned operating company subsidiary, TransMontaigne Operating Company L.P. None of the assets of TransMontaigne Partners LC or a guarantor represent restricted net assets pursuant to the guidelines established by the SEC.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $2.4 million, $2.2 million and $2.5 million is included in deferred compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

On December 30, 2021, our indirect parent, Pike Petroleum Holdings, LLC, repurchased and cancelled class B units that were granted by Pike West Coast Holdings, LLC prior to the Pacific Northwest Contribution for approximately $12.5 million. The cancellation of the class B units was treated as a modification, where no cumulative expense was recognized prior to the cancellation, as the grant date fair value of the class B units at the time of issuance was $nil. The approximately $12.5 million repurchase and cancellation of the class B units was recognized as deferred compensation expense in our consolidated statements of operations on the cancelation date as there is no future service or performance criteria. The cash payment for the repurchase and cancellation of the class B units was made by Pike Petroleum Holdings, LLC. Accordingly, we have accounted for this as a non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows.

On December 31, 2021, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the year ended December 31, 2021, we recognized approximately $0.9 million of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

(13) COMMITMENTS AND CONTINGENCIES

Lessee operating lease commitments. Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), using the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840).

The Company elected the following practical expedients permitted under the transition guidance within the new standard: 1) the option to carry forward the historical lease classifications and assessment of initial direct costs; 2) the option to not include leases with an initial term of less than twelve months in the lease assets and liabilities; and 3) the option to account for lease and non-lease components as a single lease component.

We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 49 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The impact of ASC 842 on our consolidated balance sheet beginning January 1, 2019 was the recognition of right-of-use assets and lease liabilities for operating leases. Unamortized lease incentives were reclassified into right-of-use assets on January 1, 2019. No impact was recorded to the consolidated statement of operations or beginning equity for ASC 842.

Beginning January 1, 2019, operating right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. The additions to right-of-use assets obtained from new operating lease liabilities during the year ended December 31, 2021 of approximately $17.9 million are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the years ended December 31, 2021, 2020 and 2019 the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Operating leases	$5,300	$4,723	$4,548
Variable lease costs (including insignificant short-term leases)	1,150	849	892
Sublease income as primary obligor	(999)	(1,000)	(992)
Total lease costs	$5,451	$4,572	$4,448

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash outflows for operating leases	$5,334	$4,742	$4,371
Weighted average remaining lease term (years)	29.26	18.35	18.79
Weighted average discount rate	4.7%	5.2%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2021 and related imputed interest was as follows (in thousands):

Years ending December 31:
2022	$5,536
2023	4,937
2024	4,427
2025	3,968
2026	2,653
Thereafter	69,932
Total lease payments	91,453
Less imputed interest	(41,145)
Present value of operating lease liabilities	$50,308

Contract commitments. At December 31, 2021, we have contractual commitments of approximately $23.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

Years ended December 31, 2021, 2020 and 2019

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2021 and 2020. There were no transfers between the three levels of the fair value hierarchy during the year ended December 31, 2021.

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

Debt. The estimated fair value of our $1 billion senior secured term loan at December 31, 2021 was approximately $1 billion based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at December 31, 2021 was approximately $296.5 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$184,082	$198,165	$178,214
Firm commitments (ASC 606 revenue)	38,678	31,197	26,444
Total firm commitments revenue	222,760	229,362	204,658
Ancillary revenue (ASC 606 revenue)	51,787	46,307	55,772
Ancillary revenue (ASC 842 revenue)	1,934	4,003	4,448
Total ancillary revenue	53,721	50,310	60,220
Total terminaling services fees	276,481	279,672	264,878
Product sales (ASC 606 revenue)	231,239	183,555	249,711
Pipeline transportation fees (ASC 842 revenue)	638	3,519	3,457
Management fees (ASC 606 revenue)	10,870	9,731	9,646
Management fees (ASC 842 revenue)	1,452	1,211	1,799
Total management fees	12,322	10,942	11,445
Total revenue	$520,680	$477,688	$529,491

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2022	$4,270	$458	$1,651	$1,107	$4,126	$14,013	$—	$25,625
2023	233	32	1,651	533	781	5,051	—	8,281
2024	—	—	1,651	—	—	164	—	1,815
2025	—	—	1,651	—	—	—	—	1,651
2026	—	—	404	—	—	—	—	404
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$4,503	$490	$7,008	$1,640	$4,907	$19,228	$—	$37,776

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2021 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2022	$164,473
2023	135,799
2024	77,187
2025	54,759
2026	49,299
Thereafter	449,229
Total estimated future ASC 842 revenue	$930,746

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets include trade accounts receivable and long-term customer receivables. We have long-term terminaling services agreements with certain of our customers that provide for minimum annual throughput commitments that are billed to the customers based on actual throughput volume whereas revenue is recognized under ASC 606 and ASC 842 on a straight-line basis over the terms of the respective agreements. The difference between the amount billed and revenue recognized is a contract asset. This asset is presented as other assets, net in our consolidated balance sheets (see Note 9 of Notes to consolidated financial statements).

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2020	$7,070	$5,401	$12,471
Trade accounts receivable at December 31, 2021	$12,792	$7,236	$20,028

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2020	$94	$1,253	$1,347
Long-term customer receivables at December 31, 2021	$—	$536	$536

Revenue recognized during the year ended December 31, 2021, from amounts included in long-term customer receivables at December 31, 2020, was $nil for contracts under ASC 606 and approximately $1.0 million for contracts under ASC 842.

Contract liabilities. Our contract liabilities include deferred revenue and customer advances and deposits. We have long-term terminaling services agreements with certain of our customers that provide for advance minimum payments. We recognize the advance minimum payments as revenue on a straight-line basis over the term of the respective agreements. In addition, pursuant to certain terminaling services agreements with our customers, we agreed to undertake certain capital projects. Upon completion of the projects, our customers have paid us amounts that will be recognized as revenue on a straight-line basis over the remaining term of the agreements. Collectively, the differences between amounts billed and revenue recognized under ASC 606 and ASC 842 are recorded as contract liabilities. These liabilities are presented as deferred revenue in our consolidated balance sheets. We record customer advances and deposits when payments are received from customers in advance of the terminaling services being provided, resulting in a contract liability accounted for under ASC 606 and ASC 842. This liability is presented as accrued liabilities in our consolidated balance sheets (see Note 10 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2020	$1,044	$14,465	$15,509
Contract liabilities at December 31, 2021	$1,301	$12,605	$13,906

Revenue recognized during the year ended December 31, 2021, from amounts included in contract liabilities at December 31, 2020, was approximately $1.0 million for contracts under ASC 606 and approximately $13.1 million for contracts under ASC 842.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, our Tacoma, Washington terminal sells refined and renewable products to producers and marketers in the Pacific Northwest. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less cost of product sales and operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Gulf Coast Terminals:
Terminaling services fees	$77,061	$76,875	$73,380
Management fees	54	32	36
Revenue	77,115	76,907	73,416
Operating costs and expenses	(22,541)	(20,946)	(22,196)
Net margins	54,574	55,961	51,220
Midwest Terminals:
Terminaling services fees	10,504	8,358	9,804
Pipeline transportation fees	—	1,909	1,851
Revenue	10,504	10,267	11,655
Operating costs and expenses	(2,222)	(2,942)	(3,443)
Net margins	8,282	7,325	8,212
Brownsville Terminals:
Terminaling services fees	17,595	15,071	11,560
Pipeline transportation fees	638	1,610	1,606
Management fees	5,257	5,288	5,787
Revenue	23,490	21,969	18,953
Operating costs and expenses	(9,310)	(9,749)	(9,053)
Net margins	14,180	12,220	9,900
River Terminals:
Terminaling services fees	13,998	11,700	10,233
Revenue	13,998	11,700	10,233
Operating costs and expenses	(6,328)	(5,777)	(6,040)
Net margins	7,670	5,923	4,193
Southeast Terminals:
Terminaling services fees	77,031	88,573	87,813
Management fees	1,092	947	964
Revenue	78,123	89,520	88,777
Operating costs and expenses	(24,319)	(23,498)	(23,500)
Net margins	53,804	66,022	65,277
West Coast Terminals:
Product sales	231,239	183,555	249,711
Terminaling services fees	80,292	79,095	72,088
Management fees	40	38	36
Revenue	311,571	262,688	321,835
Cost of product sales	(218,395)	(171,727)	(238,596)
Operating costs and expenses	(31,732)	(31,281)	(27,999)
Costs and expenses	(250,127)	(203,008)	(266,595)
Net margins	61,444	59,680	55,240
Central Services:
Management fees	5,879	4,637	4,622
Revenue	5,879	4,637	4,622
Operating costs and expenses	(14,649)	(13,824)	(15,900)
Net margins	(8,770)	(9,187)	(11,278)
Total net margins	191,184	197,944	182,764
General and administrative	(24,790)	(23,147)	(25,533)
Insurance	(6,260)	(5,837)	(5,454)
Deferred compensation	(15,763)	(2,173)	(2,539)
Depreciation and amortization	(68,484)	(66,034)	(60,477)
Earnings from unconsolidated affiliates	15,746	9,856	9,002
Gain from insurance proceeds	—	—	3,351
Operating income	91,633	110,609	101,114
Other expenses (interest and debt issuance cost amortization)	(53,298)	(49,750)	(56,820)
Net earnings	$38,335	$60,859	$44,294

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$80,332	$5,879	$289,441
Product sales	—	—	—	—	—	231,239	—	231,239
Revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$311,571	$5,879	$520,680
Capital expenditures	$9,045	$360	$10,748	$4,915	$10,720	$28,471	$155	$64,414
Identifiable assets	$137,204	$16,825	$111,714	$49,060	$243,684	$433,867	$9,165	$1,001,519
Cash and cash equivalents								18,273
Investments in unconsolidated affiliates								332,692
Other								4,468
Total assets								$1,356,952

	Year ended December 31, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$76,907	$10,267	$21,969	$11,700	$89,520	$79,133	$4,637	$294,133
Product sales	—	—	—	—	—	183,555	—	183,555
Revenue	$76,907	$10,267	$21,969	$11,700	$89,520	$262,688	$4,637	$477,688
Capital expenditures	$9,491	$933	$22,116	$9,314	$22,091	$10,841	$1,154	$75,940
Identifiable assets	$122,218	$18,193	$108,903	$50,337	$254,497	$419,909	$11,508	$985,565
Cash and cash equivalents								15,479
Investments in unconsolidated affiliates								331,984
Revolving credit facility unamortized deferred debt issuance costs, net								2,351
Other								4,409
Total assets								$1,339,788

	Year ended December 31, 2019

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$73,416	$11,655	$18,953	$10,233	$88,777	$72,124	$4,622	$279,780
Product sales	—	—	—	—	—	249,711	—	249,711
Revenue	$73,416	$11,655	$18,953	$10,233	$88,777	$321,835	$4,622	$529,491
Capital expenditures	$7,697	$722	$27,068	$2,978	$39,947	$15,690	$2,153	$96,255

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (continued)

Years ended December 31, 2021, 2020 and 2019

(17) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2021	2021	2021	2021	2021

	(in thousands)
Revenue:
Terminal revenue	$73,108	$71,341	$72,301	$72,691	$289,441
Product sales	29,438	68,651	70,083	63,067	231,239
Total revenue	102,546	139,992	142,384	135,758	520,680
Cost of product sales	(26,616)	(65,380)	(65,769)	(60,630)	(218,395)
Operating	(29,035)	(26,982)	(26,738)	(28,346)	(111,101)
General and administrative	(5,541)	(5,609)	(7,425)	(6,215)	(24,790)
Insurance	(1,519)	(1,574)	(1,580)	(1,587)	(6,260)
Deferred compensation	(861)	(356)	(355)	(14,191)	(15,763)
Depreciation and amortization	(16,945)	(17,138)	(17,149)	(17,252)	(68,484)
Earnings from unconsolidated affiliates	3,617	4,427	3,791	3,911	15,746
Operating income	25,646	27,380	27,159	11,448	91,633
Interest expense	(10,087)	(10,378)	(10,249)	(11,947)	(42,661)
Amortization of deferred debt issuance costs	(963)	(971)	(982)	(7,721)	(10,637)
Net earnings	$14,596	$16,031	$15,928	$(8,220)	$38,335

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2020	2020	2020	2020	2020

	(in thousands)
Revenue:
Terminal revenue	$72,707	$71,681	$74,395	$75,350	$294,133
Product sales	44,549	41,221	59,939	37,846	183,555
Total revenue	117,256	112,902	134,334	113,196	477,688
Cost of product sales	(44,183)	(37,854)	(54,475)	(35,215)	(171,727)
Operating	(28,185)	(26,589)	(26,670)	(26,573)	(108,017)
General and administrative	(6,702)	(5,599)	(5,254)	(5,592)	(23,147)
Insurance	(1,325)	(1,409)	(1,690)	(1,413)	(5,837)
Deferred compensation	(977)	(456)	(398)	(342)	(2,173)
Depreciation and amortization	(15,756)	(16,408)	(16,848)	(17,022)	(66,034)
Earnings from unconsolidated affiliates	2,271	1,940	3,727	1,918	9,856
Operating income	22,399	26,527	32,726	28,957	110,609
Interest expense	(14,608)	(10,702)	(10,386)	(10,360)	(46,056)
Amortization of deferred debt issuance costs	(935)	(863)	(943)	(953)	(3,694)
Net earnings	$6,856	$14,962	$21,397	$17,644	$60,859

(18) SUBSEQUENT EVENTS

On March 30, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $25 million intercompany loan to our indirect parent, Pike Petroleum Holdings, LLC (“PPH”). PPH is authorized to use the proceeds of the loan to cash collateralize a letter of credit facility and/or the operations of its subsidiary Gulf Operating, LLC. The outstanding principal amount of the loan will bear interest at a market rate calculated in accordance with our Credit Agreement, plus 15%. Any unpaid interest will be added to the outstanding principal at the end of each month. The outstanding principal plus any unpaid interest can be repaid at any time and becomes immediately due upon a change in control, a sale of the Company or sale of all or substantially all of the Company’s assets. With this loan we have reached our maximum allowable loans to affiliates under the Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2021.

March 31, 2022

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2021.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

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

In addition, to address governance changes in connection with our being wholly owned by an indirect controlled subsidiary of ArcLight following the Take-Private Transaction, the Company adopted a Code of Business Conduct and Ethics, which applies to all employees providing services to the Company and all officers of the Company.

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

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of an ArcLight affiliate, as of March 31, 2022:

Name	Age	Position
Frederick W. Boutin	66	Chief Executive Officer
James F. Dugan	64	Executive Vice President and Chief Operating Officer
Robert T. Fuller	52	Executive Vice President, Chief Financial Officer and Treasurer
Mark S. Huff	62	President
Matthew B. White	49	Executive Vice President, General Counsel and Secretary

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

Robert T. Fuller has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company, and prior to the Take-Private Transaction, our general partner and its subsidiaries since November of 2014. Prior to November of 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of our general partner and its subsidiaries since January 2011 and as its Assistant Treasurer since February 2012. Prior to his affiliation with TransMontaigne, Mr. Fuller spent 13 years as a certified public accountant with KPMG LLP. Mr. Fuller has a B.A. in Political Science from Fort Lewis College and a M.S. in Accounting from the University of Colorado. Mr. Fuller is licensed as a certified public accountant in Colorado.

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

Matthew B. White has served as Executive Vice President, General Counsel and Secretary of the Company and its subsidiaries since September 2021 when he replaced Michael A. Hammell, who had served as Executive Vice President, General Counsel and Secretary since October 2012. Mr. White served as the Senior Vice President, Assistant

General Counsel and Assistant Secretary of each of TransMontaigne entities from March 2021 to September 2021; as Vice President, Assistant General Counsel and Assistant Secretary from March 2017 to March 2021; and as Vice President and Assistant Secretary from March 2015 to March 2017. Prior to joining TransMontaigne, Mr. White served as in-house counsel to Oracle America Inc. and practiced at the law firm of Morrison & Foerster LLP. Mr. White received a B.S. in Civil Engineering from the United States Military Academy at West Point and a J.D. and M.B.A. from the University of Denver.

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

SAVINGS AND RETENTION PLAN

On February 26, 2016, the board of directors approved the savings and retention program, which constituted a “program” under, and be subject to, the TLP Management Services long-term incentive plan in place prior to the Take-Private Transaction, for employees who provide services with respect to our business. TLP Management Services LLC (“TMS”) adopted an amended and restated savings and retention plan on February 25, 2019, which, among other items, accounted for the closing of the Take-Private Transaction. The purpose of the plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Following the Take-Private Transaction, our executive officers, other than Matthew B. White who was appointed as our Executive Vice President, General Counsel and Secretary in September 2021, no longer receive awards under the plan. Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date. The Take-Private Transaction did not accelerate the vesting of any of the awards.

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

As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS, including liabilities with respect to awards granted under the savings and retention plan. In connection with the Take-Private Transaction, the awards that were previously allocated to the common units fund (tracking the performance of the Partnership’s common units on the New York Stock Exchange) were reallocated to a different investment fund and will be settled in cash, rather than via the issuance of common units. For the vested awards paid in 2019, as a result of the Take-Private Transaction, the Company did not issue common units; instead the plan paid out an aggregate cash amount of approximately $2.7 million, which included $467,087 for Mr. Boutin, $225,839 for Mr. Fuller, $236,867 for Mr. Dugan, $204,917 for Mr. Hammell (who served as our Executive Vice President, General Counsel and Secretary until September 2021) and $381,636 for Mr. Huff. Following the Take-Private Transaction and the TMS Contribution, we index our award obligations to other forms of investments set forth in the plan and pay them out in cash.

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

TMS Contribution and TMC Services Agreement. Effective June 1, 2019, TLP Finance contributed all of the issued and outstanding equity of its wholly owned subsidiary, TLP Management Services LLC (“TMS” and such interest, the “TMS Interest”) to the Company, and the Company immediately contributed the TMS Interest to its 100% owned operating company subsidiary TransMontaigne Operating Company L.P. (the “TMS Contribution”). Prior to the TMS Contribution, we had no employees and all of our management and operational activities were provided by TMS. Further, TMS provided all payroll programs and maintained all employee benefits programs on behalf of our company with respect to applicable TMS employees (as well as on behalf of certain other Arclight affiliates). As a result of the TMS Contribution, we have assumed the employees and operational activities previously provided by TMS. The TMS Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of TMS for all periods presented.

As a result of the TMS Contribution, the omnibus agreement in place in various forms since the inception of the Partnership, and immediately prior to the TMS Contribution between TMS and us, which, among other things, governed the provision of management and operational services provided for us by TMS, is no longer relevant and was terminated.

Following the TMS Contribution, our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ any of the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2021, 2020 and 2019 were approximately $3.2 million, $2.7 million and $0.8 million, respectively.

Central Services. We manage and operate terminals that are owned by affiliates of ArcLight, including SeaPort Midstream in Seattle, Washington and Portland, Oregon and prior to November 17, 2021, SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, receive a management fee based on our costs incurred. Our management of SeaPort Sound ended on November 17, 2021 with the Pacific Northwest Contribution. Aggregate annual fees received with respect to services provided for SeaPort Midstream for the years ended December 31, 2021, 2020 and 2019 were approximately $3.8 million, $3.3 million and $3.4 million, respectively. Aggregate annual fees received with respect to services provided for SeaPort Sound for the years ended December 31, 2021, 2020, and 2019, were approximately $6.4 million, $7.7 million and $7.2 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity, and prior to July 1, 2019, a terminal in Baltimore, Maryland for Pike Baltimore Terminals, LLC (the “Baltimore Terminal”), and receive a management fee based on our costs incurred. Our management of the Baltimore terminal ended on July 1, 2019. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC and the Baltimore Terminal for the years ended December 31, 2021, 2020 and 2019 were approximately $2.1 million, $1.3 million and $1.2 million, respectively.

Terminaling Services Agreements. We have entered into terminaling services agreements with affiliates of ArcLight, which is discussed under Item 8. Financial Statements and Supplementary Data - Note 2 of Notes to consolidated financial statements "Transactions with Affiliates”.

Affiliate Loan. On March 30, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $25 million intercompany loan to our indirect parent, Pike Petroleum Holdings, LLC (“PPH”). PPH is authorized to use the proceeds of the loan to cash collateralize a letter of credit facility and/or the operations of its subsidiary Gulf Operating, LLC. The outstanding principal amount of the loan will bear interest at a market rate calculated in accordance with our Credit Agreement, plus 15%. Any unpaid interest will be added to the outstanding principal at the end of each month. The outstanding principal plus any unpaid interest can be repaid at any time and becomes immediately due upon a change in control, a sale of the Company or sale of all or substantially all of the Company’s assets. With this loan we have reached our maximum allowable loans to affiliates under the Credit Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2021	2020
Audit fees (1)	$1,055,700	$1,001,500
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,055,700	$1,001,500

(1) Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as a part of this Annual Report.
1.	Consolidated Financial Statements and Schedules. See the index to the consolidated financial statements of TransMontaigne Partners LLC and its subsidiaries that appears under Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
2.	Financial Statement Schedules. None.
3.	Exhibits.
(A)	3—EXHIBITS:

Exhibit Number	Description
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

10.4

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

10.5

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

10.6

Asset Purchase Agreement, dated November 2, 2017, by and between Plains Products Terminals LLC and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 8, 2017).

10.7

Contribution Agreement dated as of November 17, 2021 by and among TransMontaigne Partners LLC, Pike Petroleum Fund VI Holdings, LLC, Pike Petroleum Holdings, LLC, PPH Management Holdings, LLC, TLP Acquisition Holdings, LLC, TLP Finance Holdings, LLC, and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 19, 2021).

10.8

Credit Agreement dated as of November 17, 2021 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 19, 2021).

10.9+

TLP Management Services LLC Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

Exhibit Number	Description
10.10

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
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2021, formatted in Inline (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 31, 2022
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2022
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 31, 2022
Lisa M. Kearney