Form 10-Q
period 2022-03-31
TransMontaigne Partners LLC
filed 2022-05-11
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

As of March 31, 2022, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2022 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2021, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 31, 2022 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2022:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TransMontaigne Management Services L.L.C.
●	TransMontaigne Products Company L.L.C.

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,198	$18,273
Trade accounts receivable	32,810	20,028
Due from affiliates	2,616	2,397
Inventory	13,585	5,333
Other current assets	6,393	6,492
Total current assets	59,602	52,523
Property, plant and equipment, net	847,934	851,483
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	331,404	332,692
Right-of-use assets, operating leases	49,708	48,522
Other assets, net	76,984	53,146
	$1,384,218	$1,356,952
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$14,453	$14,568
Operating lease liabilities	3,769	3,665
Accrued liabilities	36,321	37,751
Current debt	10,000	10,000
Total current liabilities	64,543	65,984
Deferred revenue	2,464	3,334
Long-term operating lease liabilities	47,690	46,643
Long-term debt	1,293,906	1,263,940
Total liabilities	1,408,603	1,379,901
Commitments and contingencies (Note 13)
Equity:
Member interest	(24,385)	(22,949)
Total equity	(24,385)	(22,949)
	$1,384,218	$1,356,952

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2022	2021
Revenue:
Terminal revenue	$75,051	$73,108
Product sales	71,679	29,438
Total revenue	146,730	102,546
Costs and expenses:
Cost of product sales	(69,453)	(26,616)
Operating	(30,802)	(29,035)
General and administrative	(7,755)	(5,541)
Insurance	(1,552)	(1,519)
Deferred compensation	(1,444)	(861)
Depreciation and amortization	(17,500)	(16,945)
Total costs and expenses	(128,506)	(80,517)
Earnings from unconsolidated affiliates	3,228	3,617
Operating income	21,452	25,646
Other expenses:
Interest expense	(14,573)	(10,087)
Amortization of deferred debt issuance costs	(1,008)	(963)
Total other expenses	(15,581)	(11,050)
Net earnings	$5,871	$14,596

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

		Member
	Predecessor	interest	Total
Balance December 31, 2020	$73,264	$335,293	$408,557
Distributions to TLP Finance Holdings, LLC for debt service	—	(12,079)	(12,079)
Net earnings for the three months ended March 31, 2021	1,524	13,072	14,596
Balance March 31, 2021	$74,788	$336,286	$411,074

Balance December 31, 2021	$—	$(22,949)	$(22,949)
Contributions from parent entities	—	525	525
Distributions to TLP Finance Holdings, LLC for debt service	—	(7,832)	(7,832)
Net earnings for the three months ended March 31, 2022	—	5,871	5,871
Balance March 31, 2022	$—	$(24,385)	$(24,385)

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$5,871	$14,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,500	16,945
Earnings from unconsolidated affiliates	(3,228)	(3,617)
Distributions from unconsolidated affiliates	4,516	4,148
Equity-based compensation	419	—
Amortization of deferred debt issuance costs	1,008	963
Amortization of deferred revenue	(870)	(465)
Unrealized gain on derivative instruments	—	(602)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,782)	(3,906)
Due from affiliates	(219)	(145)
Inventory	(8,252)	309
Other current assets	99	(4,688)
Long-term customer receivables	397	(434)
Right-of-use assets, operating leases	821	732
Other assets, net	(34)	(31)
Trade accounts payable	530	2,030
Accrued liabilities	(1,430)	(3,734)
Operating lease liabilities	(856)	(780)
Net cash provided by operating activities	3,490	21,321
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(2,380)
Affiliate loan	(25,000)	—
Capital expenditures	(13,797)	(14,621)
Net cash used in investing activities	(38,797)	(17,001)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,500)	—
Repayments of SeaPort Financing term loan	—	(524)
Borrowings under revolving credit facility	38,000	51,300
Repayments under revolving credit facility	(6,000)	(40,300)
Debt issuance costs	(542)	—
Contributions from parent entities	106	—
Distributions to TLP Finance Holdings, LLC for debt service	(7,832)	(12,079)
Net cash provided by (used in) financing activities	21,232	(1,603)
Increase (decrease) in cash and cash equivalents	(14,075)	2,717
Cash and cash equivalents at beginning of period	18,273	15,479
Cash and cash equivalents at end of period	$4,198	$18,196
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,118	$15,478
Property, plant and equipment acquired with accounts payable	$6,321	$3,747
Additions to right-of-use assets obtained from new operating lease liabilities	$2,007	$55
Non-cash contributions from parent entities	$525	$—

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners LLC (“we,” “us,” “our,” “the Company”) provides integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, in the Southeast and along the West Coast. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal operations in Tacoma and Seattle, Washington.

On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington; a 51% ownership interest in SeaPort Midstream Partners, LLC (“Seaport Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon; and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon, and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented (see Note 3 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and 2021.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(c) Accounting for terminal and pipeline operations

We generate revenue from terminaling services fees, pipeline transportation fees, management fees and product sales. Under Topic 606, Revenue from Contracts with Customers (“ASC 606”) and Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

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

Our terminaling services agreements include revenue recognized in accordance with ASC 606 and ASC 842. At the time of contract inception, we evaluate each contract to determine whether the contract contains a lease. Significant assumptions used in this process include the determination of whether substantive substitution rights exist based on the terms of the contract and available capacity at the terminal at the time of contract inception. Our terminaling services agreements do not allow our customers to purchase the underlying asset and vary in terms and conditions with respect to extension or termination options. If a contract is accounted for as a lease under ASC 842, we recognize the minimum payments as lease revenue and revenue recognized in excess of firm commitments as a variable payment of the lease. All other components of the contracts accounted for as a lease are treated as non-lease components (ancillary revenue) and are accounted for in accordance with ASC 606. The majority of our firm commitments under our terminaling services agreements are accounted for as lease revenue in accordance with ASC 842. The remaining firm commitments under our terminaling services agreements not accounted for as lease revenue are accounted for in accordance with ASC 606, where the minimum payment arrangement in each contract is considered a single performance obligation that is primarily satisfied over time through the contract term.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was utilized.

Product sales. Our product sales revenue refers to the sale of refined and renewable products at our terminal operations in Tacoma and Seattle, Washington. Product sales revenue pricing is contractually specified, and we have determined that each transaction represents a separate performance obligation. Product sales revenue is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs, as we are responsible for fulfilling the promise in the sales contract and maintain inventory risk. Product sales revenue is accounted for in accordance with ASC 606.

(d) Cash and cash equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At March 31, 2022 and December 31, 2021, our refined products inventory was approximately $7.9 million and $2.8 million, respectively. At March 31, 2022 and December 31, 2021, our renewable products inventory was approximately $5.7 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three months ended March 31, 2022 and 2021.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2022 and 2021.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2022 and 2021.

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

At March 31, 2022 and 2021, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $50 million, respectively. The interest rate swap agreements ended in November 2021. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2022 and 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of $0.6 million for both of the three months ended March 31, 2022 and 2021.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.5 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $0.9 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

Terminaling services agreement— SeaPort Midstream Partners, LLC. We have a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement will expire in June 2022 and may be extended, at our sole discretion, for two successive periods of three months upon 30 days’ prior notice. In exchange for our minimum throughput commitment, SeaPort Midstream has agreed to provide us with approximately 14,000 barrels of storage capacity. We use this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $0.1 million and $nil for the three months ended March 31, 2022 and 2021, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.7 million for both of the three months ended March 31, 2022 and 2021.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington; a 51% ownership interest in SeaPort Midstream, which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon; and a 30% ownership interest in Olympic Pipeline Company, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon, and a refined and renewable products terminal in Bayview, Washington.

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

TransMontaigne Partners LLC and Subsidiaries

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

Trade accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Trade accounts receivable	$32,810	$20,028

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2022	2021
Pilot Flying J	9%	11%
Chevron Corporation	8%	11%

(5) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$2,986	$1,913
Additive detergent	1,069	1,055
Amounts due from insurance companies	343	414
Deposits and other assets	1,995	3,110
	$6,393	$6,492

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At March 31, 2022 and December 31, 2021, we have recognized amounts due from insurance companies of approximately $0.3 million and $0.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2022, we received reimbursements from insurance companies of approximately $0.1 million.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Land	$104,647	$104,647
Terminals, pipelines and equipment	1,285,479	1,266,086
Furniture, fixtures and equipment	16,997	16,986
Construction in progress	26,744	32,997
	1,433,867	1,420,716
Less accumulated depreciation	(585,933)	(569,233)
	$847,934	$851,483

At March 31, 2022 and December 31, 2021, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $591.4 million and $597.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

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

At March 31, 2022 and December 31, 2021, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2022 or during the year ended December 31, 2021 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2022 and December 31, 2021, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
BOSTCO	42.5%	42.5%	$199,054	$200,301
Olympic Pipeline Company	30%	30%	80,657	80,941
SeaPort Midstream	51%	51%	29,298	29,136
Frontera	50%	50%	22,395	22,314
Total investments in unconsolidated affiliates			$331,404	$332,692

At both March 31, 2022 and December 31, 2021, our investment in BOSTCO includes approximately $6.2 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At March 31, 2022 and December 31, 2021, our investment in Olympic Pipeline Company includes approximately $5.9 million and $6.0 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
BOSTCO	$802	$1,490
Olympic Pipeline Company	2,183	1,306
SeaPort Midstream Partners	162	119
Frontera	81	702
Total earnings from investments in unconsolidated affiliates	$3,228	$3,617

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
BOSTCO	$—	$2,380
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$2,380

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
BOSTCO	$2,049	$2,296
Olympic Pipeline Company	2,467	815
SeaPort Midstream	—	—
Frontera	—	1,037
Cash distributions received from unconsolidated affiliates	$4,516	$4,148

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	March 31,	December 31,
	2022	2021
Current assets	$52,966	$57,797
Long-term assets	761,432	760,169
Current liabilities	(31,123)	(38,701)
Long-term liabilities	(50,526)	(44,144)
Net assets	$732,749	$735,121

Statements of income:

	Three months ended
	March 31,
	2022	2021
Revenue	$47,829	$46,050
Expenses	(37,933)	(36,282)
Net income	$9,896	$9,768

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Customer relationships, net of accumulated amortization of $15,713 and $14,913, respectively	$49,817	$50,617
Affiliate loan	25,013	—
SeaPort Midstream member loan	1,259	1,259
Long-term customer receivables	139	536
Deposits and other assets	756	734
	$76,984	$53,146

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Affiliate loan. On March 30, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC (“PPH”). PPH is authorized to use the proceeds of the loan to cash collateralize a letter of credit facility and/or the operations of its subsidiary Gulf Operating, LLC. The outstanding principal amount of the loan bears interest at a market rate of LIBOR plus 15%. Any unpaid interest will be added to the outstanding principal at the end of each month. The outstanding principal plus any unpaid interest can be repaid at any time and becomes immediately due upon a change in control, a sale of the Company or sale of all or substantially all of the Company’s assets. With this loan we have reached our maximum allowable loans to affiliates under the Credit Agreement.

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both March 31, 2022 and December 31, 2021, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation expense	$9,496	$12,497
Customer advances and deposits	12,341	10,572
Interest payable	7,167	8,605
Accrued property taxes	3,094	2,346
Accrued environmental obligations	1,633	1,812
Accrued expenses and other	2,590	1,919
	$36,321	$37,751

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At March 31, 2022 and December 31, 2021, we have accrued environmental obligations of approximately $1.6 million and $1.8 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2022, we made payments of approximately $0.2 million towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Senior secured term loan outstanding	$997,500	$1,000,000
Revolving credit facility outstanding	32,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(25,494)	(25,960)
Total debt	1,303,906	1,273,940
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,293,906	$1,263,940
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for Pacific Northwest Contribution	256,300
Repayment of SeaPort Financing term loan	198,200
Distribution to TLP Finance Holdings, LLC for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2022 and the year ended December 31, 2021.

For the three months ended March 31, 2022 and 2021, the weighted average interest rate on borrowings was approximately 4.1% and 4.7%, respectively. At both March 31, 2022 and December 31, 2021, our outstanding letters of credit were $1.7 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $1.0 million and $0.9 million is included in deferred compensation expense for the three months ended March 31, 2022 and 2021, respectively.

On December 31, 2021, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TransMontaigne Management Company. For the three months ended March 31, 2022 and 2021, we recognized approximately $0.4 million and $nil, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the three months ended March 31, 2022 of approximately $2 million are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three months ended March 31, 2022 and 2021, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2022	2021
Operating leases	$1,396	$1,180
Variable lease costs (including insignificant short-term leases)	652	234
Sublease income as primary obligor	(263)	(249)
Total lease costs	$1,785	$1,165

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2022	2021
Cash outflows for operating leases	$1,431	$1,228
Weighted average remaining lease term (years)	29.18	18.28
Weighted average discount rate	4.5%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2022 and related imputed interest was as follows (in thousands):

Years ending December 31:
2022 (remainder of the year)	$4,213
2023	5,044
2024	4,534
2025	4,073
2026	2,749
Thereafter	71,842
Total lease payments	92,455
Less imputed interest	(40,996)
Present value of operating lease liabilities	$51,459

Contract commitments. At March 31, 2022, we have contractual commitments of approximately $23.1 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2022 and December 31, 2021.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt. The estimated fair value of our $997.5 million senior secured term loan at March 31, 2022 was approximately $992.7 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at March 31, 2022 was approximately $296.5 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2022	2021
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$45,447	$47,698
Firm commitments (ASC 606 revenue)	8,822	8,798
Total firm commitments revenue	54,269	56,496
Ancillary revenue (ASC 606 revenue)	16,821	12,187
Ancillary revenue (ASC 842 revenue)	557	701
Total ancillary revenue	17,378	12,888
Total terminaling services fees	71,647	69,384
Product sales (ASC 606 revenue)	71,679	29,438
Pipeline transportation fees (ASC 842 revenue)	—	396
Management fees (ASC 606 revenue)	3,073	3,007
Management fees (ASC 842 revenue)	331	321
Total management fees	3,404	3,328
Total revenue	$146,730	$102,546

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2022 (remainder of the year)	$3,661	$429	$2,111	$86	$3,053	$11,603	$—	$20,943
2023	1,505	207	2,192	—	815	5,501	—	10,220
2024	—	15	2,178	—	—	169	—	2,362
2025	—	—	2,178	—	—	—	—	2,178
2026	—	—	532	—	—	—	—	532
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,166	$651	$9,191	$86	$3,868	$17,273	$—	$36,235

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2022 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2022 (remainder of the year)	$130,729
2023	146,735
2024	99,797
2025	72,184
2026	55,848
Thereafter	467,130
Total estimated future ASC 842 revenue	$972,423

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

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2021	$12,792	$7,236	$20,028
Trade accounts receivable at March 31, 2022	$22,449	$10,361	$32,810

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2021	$—	$536	$536
Long-term customer receivables at March 31, 2022	$—	$139	$139

Revenue recognized during the three months ended March 31, 2022, from amounts included in long-term customer receivables at December 31, 2021, was $nil for contracts under ASC 606 and approximately $0.4 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2021	$1,301	$12,605	$13,906
Contract liabilities at March 31, 2022	$3,336	$11,469	$14,805

Revenue recognized during the three months ended March 31, 2022, from amounts included in contract liabilities at December 31, 2021, was approximately $1.3 million for contracts under ASC 606 and approximately $10.0 million for contracts under ASC 842.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal operations in Tacoma and Seattle, Washington. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less cost of product sales and operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Gulf Coast Terminals:
Terminaling services fees	$21,625	$19,158
Management fees	14	14
Revenue	21,639	19,172
Operating costs and expenses	(5,963)	(5,638)
Net margins	15,676	13,534
Midwest Terminals:
Terminaling services fees	2,529	3,007
Revenue	2,529	3,007
Operating costs and expenses	(469)	(664)
Net margins	2,060	2,343
Brownsville Terminals:
Terminaling services fees	4,949	3,910
Pipeline transportation fees	—	396
Management fees	1,531	1,311
Revenue	6,480	5,617
Operating costs and expenses	(2,623)	(2,461)
Net margins	3,857	3,156
River Terminals:
Terminaling services fees	3,564	3,426
Revenue	3,564	3,426
Operating costs and expenses	(1,656)	(1,635)
Net margins	1,908	1,791
Southeast Terminals:
Terminaling services fees	17,441	19,840
Management fees	253	261
Revenue	17,694	20,101
Operating costs and expenses	(6,654)	(6,126)
Net margins	11,040	13,975
West Coast Terminals:
Product sales	71,679	29,438
Terminaling services fees	21,539	20,043
Management fees	10	10
Revenue	93,228	49,491
Cost of product sales	(69,453)	(26,616)
Operating costs and expenses	(8,991)	(8,613)
Costs and expenses	(78,444)	(35,229)
Net margins	14,784	14,262
Central Services:
Management fees	1,596	1,732
Revenue	1,596	1,732
Operating costs and expenses	(4,446)	(3,898)
Net margins	(2,850)	(2,166)
Total net margins	46,475	46,895
General and administrative	(7,755)	(5,541)
Insurance	(1,552)	(1,519)
Deferred compensation	(1,444)	(861)
Depreciation and amortization	(17,500)	(16,945)
Earnings from unconsolidated affiliates	3,228	3,617
Operating income	21,452	25,646
Other expenses (interest and deferred debt issuance cost amortization)	(15,581)	(11,050)
Net earnings	$5,871	$14,596

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,639	$2,529	$6,480	$3,564	$17,694	$21,549	$1,596	$75,051
Product sales	—	—	—	—	—	71,679	—	71,679
Revenue	$21,639	$2,529	$6,480	$3,564	$17,694	$93,228	$1,596	$146,730
Capital expenditures	$4,519	$338	$636	$164	$1,695	$6,427	$18	$13,797
Identifiable assets	$139,399	$16,796	$113,108	$48,300	$241,456	$448,289	$10,806	$1,018,154
Cash and cash equivalents								4,198
Investments in unconsolidated affiliates								331,404
Other								30,462
Total assets								$1,384,218

	Three months ended March 31, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$19,172	$3,007	$5,617	$3,426	$20,101	$20,053	$1,732	$73,108
Product sales	—	—	—	—	—	29,438	—	29,438
Revenue	$19,172	$3,007	$5,617	$3,426	$20,101	$49,491	$1,732	$102,546
Capital expenditures	$1,696	$25	$4,101	$2,773	$2,753	$3,211	$62	$14,621

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2022. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods set forth herein and under Item 1. “Unaudited Consolidated Financial Statements” of this Quarterly Report, include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented.

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

ANALYSIS OF REVENUE

Terminal revenue. We derive terminal revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended March 31,
	2022	2021
Terminaling services fees	$71,647	$69,384
Management fees	3,404	3,328
Pipeline transportation fees	—	396
Terminal revenue	$75,051	$73,108

Product sales, gross margin. Our product sales revenue refers to the sale of refined and renewable products at our terminal operations in Tacoma and Seattle, Washington. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs.

The product sales, gross margin was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Product sales	$71,679	$29,438
Cost of product sales	(69,453)	(26,616)
Product sales, gross margin	$2,226	$2,822

The increase in product sales and cost of product sales for the three months ended March 31, 2022, is a result of increased product prices and volumes in 2022.

Included in product sales, gross margin for both of the three months ended March 31, 2022 and 2021, are fees charged to affiliates of approximately $nil.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended March 31,
	2022	2021
Gulf Coast terminals	$21,639	$19,172
Midwest terminals	2,529	3,007
Brownsville terminals	6,480	5,617
River terminals	3,564	3,426
Southeast terminals	17,694	20,101
West Coast terminals	21,549	20,053
Central services	1,596	1,732
Terminal revenue	$75,051	$73,108

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2022	2021
Gulf Coast terminals	$21,625	$19,158
Midwest terminals	2,529	3,007
Brownsville terminals	4,949	3,910
River terminals	3,564	3,426
Southeast terminals	17,441	19,840
West Coast terminals	21,539	20,043
Central services	—	—
Terminaling services fees	$71,647	$69,384

The increase in terminaling services fees at our Gulf Coast terminals is primarily due to increased ancillary revenue.

The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service approximately 0.2 million barrels of new tank capacity and construction of gasoline railcar loading capabilities during the first quarter of 2021.

The decrease in terminaling services fees at our Southeast terminals is primarily due to available capacity at our Collins, Mississippi terminal and recontracting capacity at lower rates at our Collins, Mississippi terminal.

The increase in terminaling services fees at our West Coast terminals is primarily due to increased ancillary revenue.

Included in terminaling services fees for the three months ended March 31, 2022 and 2021, are fees charged to affiliates of approximately $3.1 million and $2.8 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2022	2021
Firm commitments	$54,269	$56,496
Ancillary	17,378	12,888
Terminaling services fees	$71,647	$69,384

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2022 are as follows (in thousands):

Less than 1 year remaining	$11,980	22%
1 year or more, but less than 3 years remaining	20,368	38%
3 years or more, but less than 5 years remaining	10,865	20%
5 years or more remaining (1)	11,056	20%
Total firm commitments for the three months ended March 31, 2022	$54,269

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended March 31,
	2022	2021
Gulf Coast terminals	$14	$14
Midwest terminals	—	—
Brownsville terminals	1,531	1,311
River terminals	—	—
Southeast terminals	253	261
West Coast terminals	10	10
Central services	1,596	1,732
Management fees	$3,404	$3,328

Included in management fees for the three months ended March 31, 2022 and 2021, are fees charged to affiliates of approximately $3.1 million and $3.0 million, respectively.

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was utilized.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended March 31,
	2022	2021
Gulf Coast terminals	$—	$—
Midwest terminals	—	—
Brownsville terminals	—	396
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$—	$396

Included in pipeline transportation fees for both of the three months ended March 31, 2022 and 2021, are fees charged to affiliates of approximately $nil.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended March 31,
	2022	2021
Wages and employee benefits	$14,397	$13,640
Utilities and communication charges	3,538	2,977
Repairs and maintenance	3,649	3,421
Office, rentals and property taxes	4,947	4,382
Vehicles and fuel costs	304	242
Environmental compliance costs	1,123	1,977
Other	2,844	2,396
Operating costs and expenses	$30,802	$29,035

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2022	2021
Gulf Coast terminals	$5,963	$5,638
Midwest terminals	469	664
Brownsville terminals	2,623	2,461
River terminals	1,656	1,635
Southeast terminals	6,654	6,126
West Coast terminals	8,991	8,613
Central services	4,446	3,898
Operating costs and expenses	$30,802	$29,035

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.8 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses for the three months ended March 31, 2022 is primarily attributable to higher compensation costs and timing of routine costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2022 and 2021, the expense associated with insurance was approximately $1.6 million and $1.5 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.4 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense was approximately $17.5 million and $16.9 million, respectively.

For the three months ended March 31, 2022 and 2021, interest expense was approximately $14.6 million and $10.1 million, respectively. The increase in interest expense is attributable to increased debt related to the Pacific Northwest Contribution on November 17, 2021.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2022	2021
BOSTCO	$802	$1,490
Olympic Pipeline Company	2,183	1,306
SeaPort Midstream	162	119
Frontera	81	702
Total earnings from investments in unconsolidated affiliates	$3,228	$3,617

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended March 31,
	2022	2021
BOSTCO	$—	$2,380
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$2,380

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2022	2021
BOSTCO	$2,049	$2,296
Olympic Pipeline Company	2,467	815
SeaPort Midstream	—	—
Frontera	—	1,037
Cash distributions received from unconsolidated affiliates	$4,516	$4,148

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$3,490	$21,321
Net cash used in investing activities	$(38,797)	$(17,001)
Net cash provided by (used in) financing activities	$21,232	$(1,603)

The approximately $17.8 million decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements and increased interest expense related to the Pacific Northwest Contribution on November 17, 2021.

The approximately $21.8 million change in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2023. At March 31, 2022, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $22.8 million change in net cash provided by (used in) financing activities is primarily related to an increase of approximately $19.0 million in net borrowings under our debt agreements to fund the $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

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

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for Pacific Northwest Contribution	256,300
Repayment of SeaPort Financing term loan	198,200
Distribution to TLP Finance Holdings, LLC for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

	Three months ended					Twelve months ending
	June 30,	September 30,	December 31,	March 31,		March 31,
	2021	2021	2021	2022		2022
Financial performance covenant tests:
Net earnings (loss)	$16,031	$15,928	$(8,220)	$5,871		$29,610
Interest expense	10,378	10,249	11,947	14,573		47,147
Amortization of deferred debt issuance costs	971	982	7,721	1,008		10,682
State franchise taxes (income taxes)	403	479	371	415		1,668
Depreciation and amortization	17,138	17,149	17,252	17,500		69,039
Deferred compensation	356	355	14,191	1,444		16,346
One-time acquisition expenses	12	1,354	54	—		1,420
Proportionate share of unconsolidated affiliates' depreciation and amortization	3,888	3,879	4,028	4,076		15,871
Consolidated EBITDA (1)	$49,177	$50,375	$47,344	$44,887		$191,783
Maintenance capital				(3,255)
Total				$41,632

Debt service:
Interest expense				$14,573
Scheduled principal payments				2,500
Total				$17,073

Credit Agreement debt service coverage ratio (>1.1x)				2.44	x

___________________________________

(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 31, 2022 in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured term loan and revolving credit facility. Borrowings under our senior secured term loan and revolving credit facility bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We have historically, on occasion, managed a portion of our interest rate risk with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2022 and 2021, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $nil and $50 million, respectively. The interest rate swap agreements ended in November 2021. At March 31, 2022, we had outstanding borrowings of $997.5 million under our senior secured term loan and $32 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at March 31, 2022, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $10.3 million.

We sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal operations in Tacoma and Seattle, Washington. Our direct exposure to changes in commodity prices is limited to these product sales and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 31, 2022, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 11, 2022	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer