Form 10-Q
period 2022-06-30
TransMontaigne Partners LLC
filed 2022-08-09
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

As of June 30, 2022, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June 30, 2022 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2021, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 31, 2022 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2022:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TransMontaigne Management Services L.L.C.
●	TransMontaigne Products Company L.L.C.
●	Pike West Coast Holdings, L.L.C.
●	Seaport Financing, L.L.C.
●	SeaPort Sound Terminal, L.L.C.
●	SeaPort Pipeline Holdings, L.L.C.
●	SeaPort Midstream Holdings, L.L.C.

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,197	$18,273
Trade accounts receivable	32,941	20,028
Due from affiliates	2,607	2,397
Inventory	8,277	5,333
Other current assets	8,580	6,492
Total current assets	63,602	52,523
Property, plant and equipment, net	842,198	851,483
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	330,314	332,692
Right-of-use assets, operating leases	52,140	48,522
Other assets, net	77,063	53,146
	$1,383,903	$1,356,952
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,539	$14,568
Operating lease liabilities	3,492	3,665
Accrued liabilities	41,275	37,751
Current debt	10,000	10,000
Total current liabilities	66,306	65,984
Deferred revenue	2,001	3,334
Long-term operating lease liabilities	50,654	46,643
Long-term debt	1,285,402	1,263,940
Total liabilities	1,404,363	1,379,901
Commitments and contingencies (Note 13)
Equity:
Member interest	(20,460)	(22,949)
Total equity	(20,460)	(22,949)
	$1,383,903	$1,356,952

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Terminal revenue	$74,340	$71,341	$149,391	$144,449
Product sales	108,195	68,651	179,874	98,089
Total revenue	182,535	139,992	329,265	242,538
Costs and expenses:
Cost of product sales	(103,709)	(65,380)	(173,162)	(91,996)
Operating	(28,194)	(26,982)	(58,996)	(56,017)
General and administrative	(7,708)	(5,609)	(15,463)	(11,150)
Insurance	(1,703)	(1,574)	(3,255)	(3,093)
Deferred compensation	(776)	(356)	(2,220)	(1,217)
Depreciation and amortization	(17,629)	(17,138)	(35,129)	(34,083)
Total costs and expenses	(159,719)	(117,039)	(288,225)	(197,556)
Earnings from unconsolidated affiliates	3,629	4,427	6,857	8,044
Operating income	26,445	27,380	47,897	53,026
Other expenses:
Interest expense	(14,347)	(10,378)	(28,920)	(20,465)
Amortization of deferred debt issuance costs	(1,039)	(971)	(2,047)	(1,934)
Total other expenses	(15,386)	(11,349)	(30,967)	(22,399)
Net earnings	$11,059	$16,031	$16,930	$30,627

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (See Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

		Member
	Predecessor	interest	Total
Balance March 31, 2021	$74,788	$336,286	$411,074
Distributions to TLP Finance Holdings, LLC for debt service	—	(11,764)	(11,764)
Net earnings for the three months ended June 30, 2021	3,493	12,538	16,031
Balance June 30, 2021	$78,281	$337,060	$415,341

Balance March 31, 2022	$—	$(24,385)	$(24,385)
Contributions from parent entities	—	419	419
Distributions to TLP Finance Holdings, LLC for debt service	—	(7,553)	(7,553)
Net earnings for the three months ended June 30, 2022	—	11,059	11,059
Balance June 30, 2022	$—	$(20,460)	$(20,460)

Balance December 31, 2020	$73,264	$335,293	$408,557
Distributions to TLP Finance Holdings, LLC for debt service	—	(23,843)	(23,843)
Net earnings for the six months ended June 30, 2021	5,017	25,610	30,627
Balance June 30, 2021	$78,281	$337,060	$415,341

Balance December 31, 2021	$—	$(22,949)	$(22,949)
Contributions from parent entities	—	944	944
Distributions to TLP Finance Holdings, LLC for debt service	—	(15,385)	(15,385)
Net earnings for the six months ended June 30, 2022	—	16,930	16,930
Balance June 30, 2022	$—	$(20,460)	$(20,460)

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (See Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net earnings	$11,059	$16,031	$16,930	$30,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,629	17,138	35,129	34,083
Earnings from unconsolidated affiliates	(3,629)	(4,427)	(6,857)	(8,044)
Distributions from unconsolidated affiliates	4,719	5,393	9,235	9,541
Equity-based compensation	419	—	838	—
Amortization of deferred debt issuance costs	1,039	971	2,047	1,934
Amortization of deferred revenue	(463)	(387)	(1,333)	(852)
Unrealized gain on derivative instruments	—	(296)	—	(898)
Changes in operating assets and liabilities:
Trade accounts receivable	(131)	(5,937)	(12,913)	(9,843)
Due from affiliates	9	58	(210)	(87)
Inventory	5,308	(2,257)	(2,944)	(1,948)
Other current assets	(2,187)	2,389	(2,088)	(2,299)
Long-term customer receivables	99	1,405	496	971
Right-of-use assets, operating leases	795	742	1,616	1,474
Other assets, net	(977)	46	(1,011)	15
Trade accounts payable	(1,413)	20	(883)	2,050
Accrued liabilities	4,954	2,585	3,524	(1,149)
Operating lease liabilities	(540)	(650)	(1,396)	(1,430)
Net cash provided by operating activities	36,690	32,824	40,180	54,145
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(442)	—	(2,822)
Affiliate loan	—	—	(25,000)	—
Capital expenditures	(12,595)	(9,675)	(26,392)	(24,296)
Net cash used in investing activities	(12,595)	(10,117)	(51,392)	(27,118)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,500)	—	(5,000)	—
Repayments of SeaPort Financing term loan	—	(524)	—	(1,048)
Borrowings under revolving credit facility	48,200	14,400	86,200	65,700
Repayments under revolving credit facility	(55,200)	(29,400)	(61,200)	(69,700)
Debt issuance costs	(43)	—	(585)	—
Contributions from parent entities	—	—	106	—
Distributions to TLP Finance Holdings, LLC for debt service	(7,553)	(11,764)	(15,385)	(23,843)
Net cash provided by (used in) financing activities	(17,096)	(27,288)	4,136	(28,891)
Increase (decrease) in cash and cash equivalents	6,999	(4,581)	(7,076)	(1,864)
Cash and cash equivalents at beginning of period	4,198	18,196	18,273	15,479
Cash and cash equivalents at end of period	$11,197	$13,615	$11,197	$13,615
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,169	$6,466	$27,287	$21,944
Property, plant and equipment acquired with accounts payable	$4,821	$7,262	$4,821	$7,262
Additions to right-of-use assets obtained from new operating lease liabilities	$3,227	$15,640	$5,234	$15,695
Non-cash contributions from parent entities	$419	$—	$944	$—

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

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington; a 51% ownership interest in SeaPort Midstream Partners, LLC (“Seaport Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon; and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the 400-mile Olympic Pipeline between Blaine, Washington and Portland, Oregon, and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented (See Note 3 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2022 and December 31, 2021 and our results of operations for the three and six months ended June 30, 2022 and 2021.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(c) Accounting for terminal and pipeline operations

We generate revenue from terminaling services fees, management fees, pipeline transportation fees and product sales. Under Topic 606, Revenue from Contracts with Customers (“ASC 606”) and Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At June 30, 2022 and December 31, 2021, our refined products inventory was approximately $4.7 million and $2.8 million, respectively. At June 30, 2022 and December 31, 2021, our renewable products inventory was approximately $3.6 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and six months ended June 30, 2022 and 2021.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2022 and 2021.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2022 and 2021.

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

In connection with our acquisition of the Florida, Midwest, Brownsville, Texas, River and Southeast terminals and facilities, a third party agreed to indemnify us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses.

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

At June 30, 2022 and December 31, 2021, we do not have derivative instruments. Our interest rate swap agreements ended in November 2021. Pursuant to the terms of the interest rate swap agreements, we paid a blended fixed rate and received interest payments based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreements was settled monthly and was recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data. On July 27, 2022, we entered into interest rate swap agreements with an aggregate notional amount of $500 million (See Note 17 of Notes to consolidated financial statements).

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

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU on our financial statements.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $3.0 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in January and June 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 270,000 and 301,000 barrels of storage capacity during the three and six months ended June 30, 2022 and 2021, respectively. We recognized revenue related to these agreements of approximately $0.2 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. We recognized revenue related to these agreements of approximately $0.8 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.4 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. We recognized revenue related to this agreement of approximately $4.9 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. We recognized revenue related to this operating and administrative agreement of approximately $1.9 million for both of the six months ended June 30, 2022 and 2021.

Terminaling services agreement— SeaPort Midstream Partners, LLC. We have a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement will expire in September 2022 and may be extended, at our sole discretion, for three months upon 30 days’ prior notice. In exchange for our minimum throughput commitment, SeaPort Midstream has agreed to provide us with approximately 14,000 barrels of storage capacity. We use this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $0.1 million and $nil for the three months ended June 30, 2022 and 2021, respectively. We

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

recognized expense related to this agreement of approximately $0.2 million and $nil for the six months ended June 30, 2022 and 2021, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.5 million for both of the three months ended June 30, 2022 and 2021. We recognized revenue related to reimbursements from these affiliates of approximately $1.2 million for both of the six months ended June 30, 2022 and 2021.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.3 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC, which owns a refined and renewable products terminal in Tacoma, Washington; a 51% ownership interest in SeaPort Midstream, which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon; and a 30% ownership interest in Olympic Pipeline Company, which owns the 400-mile Olympic Pipeline between Blaine, Washington and Portland, Oregon, and a refined and renewable products terminal in Bayview, Washington.

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

Trade accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Trade accounts receivable	$32,941	$20,028

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Connell Oil	18%	6%	14%	4%
Chevron Corporation	8%	11%	8%	11%
Marathon Petroleum	7%	10%	7%	9%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$4,248	$1,913
Additive detergent	1,292	1,055
Amounts due from insurance companies	264	414
Deposits and other assets	2,776	3,110
	$8,580	$6,492

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June 30, 2022 and December 31, 2021, we have recognized amounts due from insurance companies of approximately $0.3 million and $0.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2022, we received reimbursements from insurance companies of approximately $0.1 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Land	$104,647	$104,647
Terminals, pipelines and equipment	1,308,509	1,266,086
Furniture, fixtures and equipment	17,305	16,986
Construction in progress	14,501	32,997
	1,444,962	1,420,716
Less accumulated depreciation	(602,764)	(569,233)
	$842,198	$851,483

At June 30, 2022 and December 31, 2021, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $593.7 million and $597.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At June 30, 2022 and December 31, 2021, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and six months ended June 30, 2022 or during the year ended December 31, 2021 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2022 and December 31, 2021, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
BOSTCO	42.5%	42.5%	$198,432	$200,301
Olympic Pipeline Company	30%	30%	79,595	80,941
SeaPort Midstream	51%	51%	29,686	29,136
Frontera	50%	50%	22,601	22,314
Total investments in unconsolidated affiliates			$330,314	$332,692

At both June 30, 2022 and December 31, 2021, our investment in BOSTCO includes approximately $6.2 million of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At June 30, 2022 and December 31, 2021, our investment in Olympic Pipeline Company includes approximately $5.8 million and $6.0 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
BOSTCO	$1,505	$1,603	$2,307	$3,093
Olympic Pipeline Company	1,175	1,891	3,358	3,197
SeaPort Midstream	388	373	550	492
Frontera	561	560	642	1,262
Total earnings from investments in unconsolidated affiliates	$3,629	$4,427	$6,857	$8,044

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
BOSTCO	$—	$442	$—	$2,822
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	—	—
Additional capital investments in unconsolidated affiliates	$—	$442	$—	$2,822

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
BOSTCO	$2,127	$2,796	$4,176	$5,092
Olympic Pipeline Company	2,237	1,417	4,704	2,232
SeaPort Midstream	—	—	—	—
Frontera	355	1,180	355	2,217
Cash distributions received from unconsolidated affiliates	$4,719	$5,393	$9,235	$9,541

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	June 30,	December 31,
	2022	2021
Current assets	$52,484	$57,797
Long-term assets	756,603	760,169
Current liabilities	(30,132)	(38,701)
Long-term liabilities	(49,966)	(44,144)
Net assets	$728,989	$735,121

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$48,043	$45,776	$95,872	$91,826
Expenses	(38,446)	(33,546)	(76,379)	(69,828)
Net income	$9,597	$12,230	$19,493	$21,998

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Customer relationships, net of accumulated amortization of $16,511 and $14,913, respectively	$49,019	$50,617
Affiliate loan	26,034	—
SeaPort Midstream member loan	1,259	1,259
Long-term customer receivables	40	536
Deposits and other assets	711	734
	$77,063	$53,146

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

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both June 30, 2022 and December 31, 2021, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Interest payable	$11,769	$8,605
Customer advances and deposits	10,897	10,572
Accrued compensation expense	10,109	12,497
Accrued property taxes	4,936	2,346
Accrued environmental obligations	1,419	1,812
Accrued expenses and other	2,145	1,919
	$41,275	$37,751

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Accrued environmental obligations. At June 30, 2022 and December 31, 2021, we have accrued environmental obligations of approximately $1.4 million and $1.8 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2022, we made payments of approximately $0.7 million towards our environmental remediation obligations. During the six months ended June 30, 2022, we increased our estimate of our future environmental remediation costs by approximately $0.3 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) DEBT

Long-term debt is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Senior secured term loan outstanding	$995,000	$1,000,000
Revolving credit facility outstanding	25,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(24,498)	(25,960)
Total debt	1,295,402	1,273,940
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,285,402	$1,263,940
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2022 and the year ended December 31, 2021.

For the six months ended June 30, 2022 and 2021, the weighted average interest rate on borrowings was approximately 4.2% and 4.6%, respectively. At June 30, 2022 and December 31, 2021, our outstanding letters of credit were approximately $0.8 million and $1.7 million, respectively.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.4 million is included in deferred compensation expense for both of the three months ended June 30, 2022 and 2021, respectively. For savings and retention plan awards to employees, approximately $1.4 million and $1.2 million is included in deferred compensation expense for the six months ended June 30, 2022 and 2021, respectively.

On December 31, 2021, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TransMontaigne Management Company. For the three months ended June 30, 2022 and 2021, we recognized approximately $0.4 million and $nil, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021. For the six months ended June 30, 2022 and 2021, we recognized approximately $0.8 million and $nil, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the three and six months ended June 30, 2022 of approximately $3.2 million and $5.2 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and six months ended June 30, 2022 and 2021, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating leases	$1,393	$1,269	$2,789	$2,449
Variable lease costs (including insignificant short-term leases)	291	230	612	464
Sublease income as primary obligor	(270)	(250)	(533)	(499)
Total lease costs	$1,414	$1,249	$2,868	$2,414

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash outflows for operating leases	$1,138	$1,178	$2,569	$2,406
Weighted average remaining lease term (years)	27.88	28.96	27.88	28.96
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2022 and related imputed interest was as follows (in thousands):

Years ending December 31:
2022 (remainder of the year)	$2,818
2023	5,482
2024	5,279
2025	4,840
2026	3,539
Thereafter	73,139
Total lease payments	95,097
Less imputed interest	(40,951)
Present value of operating lease liabilities	$54,146

Contract commitments. At June 30, 2022, we have contractual commitments of approximately $22.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and 2021. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2022 and December 31, 2021.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Debt. The estimated fair value of our $995 million senior secured term loan at June 30, 2022 was approximately $939 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at June 30, 2022 was approximately $265 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$45,320	$45,818	$90,767	$93,516
Firm commitments (ASC 606 revenue)	9,410	9,207	18,232	18,005
Total firm commitments revenue	54,730	55,025	108,999	111,521
Ancillary revenue (ASC 606 revenue)	16,010	12,650	32,831	24,837
Ancillary revenue (ASC 842 revenue)	304	430	861	1,131
Total ancillary revenue	16,314	13,080	33,692	25,968
Total terminaling services fees	71,044	68,105	142,691	137,489
Product sales (ASC 606 revenue)	108,195	68,651	179,874	98,089
Management fees (ASC 606 revenue)	2,934	2,656	6,007	5,663
Management fees (ASC 842 revenue)	362	338	693	659
Total management fees	3,296	2,994	6,700	6,322
Pipeline transportation fees (ASC 842 revenue)	—	242	—	638
Total revenue	$182,535	$139,992	$329,265	$242,538

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2022 (remainder of the year)	$2,466	$334	$1,428	$585	$1,744	$7,096	$—	$13,653
2023	1,789	303	2,233	542	825	5,552	—	11,244
2024	—	22	2,219	—	—	173	—	2,414
2025	—	—	2,219	—	—	—	—	2,219
2026	—	—	542	—	—	—	—	542
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$4,255	$659	$8,641	$1,127	$2,569	$12,821	$—	$30,072

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2022 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2022 (remainder of the year)	$88,281
2023	151,631
2024	105,113
2025	77,179
2026	57,253
Thereafter	463,416
Total estimated future ASC 842 revenue	$942,873

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

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2021	$12,792	$7,236	$20,028
Trade accounts receivable at June 30, 2022	$23,724	$9,217	$32,941

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2021	$—	$536	$536
Long-term customer receivables at June 30, 2022	$—	$40	$40

Revenue recognized during the six months ended June 30, 2022, from amounts included in long-term customer receivables at December 31, 2021, was $nil for contracts under ASC 606 and approximately $0.5 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2021	$1,301	$12,605	$13,906
Contract liabilities at June 30, 2022	$1,722	$11,176	$12,898

Revenue recognized during the six months ended June 30, 2022, from amounts included in contract liabilities at December 31, 2021, was approximately $1.3 million for contracts under ASC 606 and approximately $10.7 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Gulf Coast Terminals:
Terminaling services fees	$20,697	$19,291	$42,322	$38,449
Management fees	16	11	30	25
Revenue	20,713	19,302	42,352	38,474
Operating costs and expenses	(5,003)	(5,424)	(10,966)	(11,062)
Net margins	15,710	13,878	31,386	27,412
Midwest Terminals:
Terminaling services fees	2,517	2,562	5,046	5,569
Revenue	2,517	2,562	5,046	5,569
Operating costs and expenses	(449)	(605)	(918)	(1,269)
Net margins	2,068	1,957	4,128	4,300
Brownsville Terminals:
Terminaling services fees	4,810	4,382	9,759	8,292
Management fees	1,456	1,283	2,987	2,594
Pipeline transportation fees	—	242	—	638
Revenue	6,266	5,907	12,746	11,524
Operating costs and expenses	(2,376)	(2,130)	(4,999)	(4,591)
Net margins	3,890	3,777	7,747	6,933
River Terminals:
Terminaling services fees	3,724	3,489	7,288	6,915
Revenue	3,724	3,489	7,288	6,915
Operating costs and expenses	(1,564)	(1,598)	(3,220)	(3,233)
Net margins	2,160	1,891	4,068	3,682
Southeast Terminals:
Terminaling services fees	17,221	18,410	34,662	38,250
Management fees	255	271	508	532
Revenue	17,476	18,681	35,170	38,782
Operating costs and expenses	(6,202)	(5,706)	(12,856)	(11,832)
Net margins	11,274	12,975	22,314	26,950
West Coast Terminals:
Product sales	108,195	68,651	179,874	98,089
Terminaling services fees	22,075	19,971	43,614	40,014
Management fees	11	10	21	20
Revenue	130,281	88,632	223,509	138,123
Cost of product sales	(103,709)	(65,380)	(173,162)	(91,996)
Operating costs and expenses	(8,658)	(7,989)	(17,649)	(16,602)
Costs and expenses	(112,367)	(73,369)	(190,811)	(108,598)
Net margins	17,914	15,263	32,698	29,525
Central Services:
Management fees	1,558	1,419	3,154	3,151
Revenue	1,558	1,419	3,154	3,151
Operating costs and expenses	(3,942)	(3,530)	(8,388)	(7,428)
Net margins	(2,384)	(2,111)	(5,234)	(4,277)
Total net margins	50,632	47,630	97,107	94,525
General and administrative	(7,708)	(5,609)	(15,463)	(11,150)
Insurance	(1,703)	(1,574)	(3,255)	(3,093)
Deferred compensation	(776)	(356)	(2,220)	(1,217)
Depreciation and amortization	(17,629)	(17,138)	(35,129)	(34,083)
Earnings from unconsolidated affiliates	3,629	4,427	6,857	8,044
Operating income	26,445	27,380	47,897	53,026
Other expenses (interest and deferred debt issuance cost amortization)	(15,386)	(11,349)	(30,967)	(22,399)
Net earnings	$11,059	$16,031	$16,930	$30,627

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$20,713	$2,517	$6,266	$3,724	$17,476	$22,086	$1,558	$74,340
Product sales	—	—	—	—	—	108,195	—	108,195
Revenue	$20,713	$2,517	$6,266	$3,724	$17,476	$130,281	$1,558	$182,535
Capital expenditures	$2,399	$119	$1,235	$128	$3,078	$5,409	$227	$12,595
Identifiable assets	$137,167	$16,443	$113,772	$47,609	$239,096	$444,020	$11,781	$1,009,888
Cash and cash equivalents								11,197
Investments in unconsolidated affiliates								330,314
Other								32,504
Total assets								$1,383,903

	Three months ended June 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$19,302	$2,562	$5,907	$3,489	$18,681	$19,981	$1,419	$71,341
Product sales	—	—	—	—	—	68,651	—	68,651
Revenue	$19,302	$2,562	$5,907	$3,489	$18,681	$88,632	$1,419	$139,992
Capital expenditures	$726	$27	$1,998	$1,060	$2,436	$3,418	$10	$9,675

	Six months ended June 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$42,352	$5,046	$12,746	$7,288	$35,170	$43,635	$3,154	$149,391
Product sales	—	—	—	—	—	179,874	—	179,874
Revenue	$42,352	$5,046	$12,746	$7,288	$35,170	$223,509	$3,154	$329,265
Capital expenditures	$6,918	$457	$1,871	$292	$4,773	$11,836	$245	$26,392

	Six months ended June 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$38,474	$5,569	$11,524	$6,915	$38,782	$40,034	$3,151	$144,449
Product sales	—	—	—	—	—	98,089	—	98,089
Revenue	$38,474	$5,569	$11,524	$6,915	$38,782	$138,123	$3,151	$242,538
Capital expenditures	$2,422	$52	$6,099	$3,833	$5,189	$6,629	$72	$24,296

(17) SUBSEQUENT EVENT

On July 27, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into interest rate swap agreements with an aggregate notional amount of $500 million effective August 18, 2022 through August 18, 2025. Pursuant to the terms of the interest rate swap agreements, we will pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and six months ended June 30, 2022. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended June 30,
	2022	2021
Terminaling services fees	$71,044	$68,105
Management fees	3,296	2,994
Pipeline transportation fees	—	242
Terminal revenue	$74,340	$71,341

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

The product sales, gross margin was as follows (in thousands):

	Three months ended June 30,
	2022	2021
Product sales	$108,195	$68,651
Cost of product sales	(103,709)	(65,380)
Product sales, gross margin	$4,486	$3,271

The increase in product sales and cost of product sales for the three months ended June 30, 2022, is a result of increased product prices and volumes in 2022.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended June 30,
	2022	2021
Gulf Coast terminals	$20,713	$19,302
Midwest terminals	2,517	2,562
Brownsville terminals	6,266	5,907
River terminals	3,724	3,489
Southeast terminals	17,476	18,681
West Coast terminals	22,086	19,981
Central services	1,558	1,419
Terminal revenue	$74,340	$71,341

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2022	2021
Gulf Coast terminals	$20,697	$19,291
Midwest terminals	2,517	2,562
Brownsville terminals	4,810	4,382
River terminals	3,724	3,489
Southeast terminals	17,221	18,410
West Coast terminals	22,075	19,971
Central services	—	—
Terminaling services fees	$71,044	$68,105

The increase in terminaling services fees at our Gulf Coast terminals is primarily due to contracting available capacity and contract escalations.

The decrease in terminaling services fees at our Southeast terminals is primarily due to available capacity at our Collins, Mississippi terminal and recontracting capacity at lower rates at our Collins, Mississippi terminal.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing various growth projects into service during the first quarter of 2022 and increased ancillary fees.

Included in terminaling services fees for the three months ended June 30, 2022 and 2021, are fees charged to affiliates of approximately $2.6 million and $2.8 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2022	2021
Firm commitments	$54,730	$55,025
Ancillary	16,314	13,080
Terminaling services fees	$71,044	$68,105

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2022 are as follows (in thousands):

Less than 1 year remaining	$15,422	28%
1 year or more, but less than 3 years remaining	22,738	42%
3 years or more, but less than 5 years remaining	6,788	12%
5 years or more remaining (1)	9,782	18%
Total firm commitments for the three months ended June 30, 2022	$54,730

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate the SeaPort Midstream joint venture and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended June 30,
	2022	2021
Gulf Coast terminals	$16	$11
Midwest terminals	—	—
Brownsville terminals	1,456	1,283
River terminals	—	—
Southeast terminals	255	271
West Coast terminals	11	10
Central services	1,558	1,419
Management fees	$3,296	$2,994

Included in management fees for the three months ended June 30, 2022 and 2021, are fees charged to affiliates of approximately $3.0 million and $2.7 million, respectively.

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was utilized.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Three months ended June 30,
	2022	2021
Gulf Coast terminals	$—	$—
Midwest terminals	—	—
Brownsville terminals	—	242
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$—	$242

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended June 30,
	2022	2021
Wages and employee benefits	$12,975	$12,356
Utilities and communication charges	3,202	2,634
Repairs and maintenance	3,089	3,805
Office, rentals and property taxes	4,598	4,362
Vehicles and fuel costs	355	269
Environmental compliance costs	1,302	1,422
Other	2,673	2,134
Operating costs and expenses	$28,194	$26,982

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2022	2021
Gulf Coast terminals	$5,003	$5,424
Midwest terminals	449	605
Brownsville terminals	2,376	2,130
River terminals	1,564	1,598
Southeast terminals	6,202	5,706
West Coast terminals	8,658	7,989
Central services	3,942	3,530
Operating costs and expenses	$28,194	$26,982

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.7 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the three months ended June 30, 2022 is primarily attributable to higher compensation costs and legal costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended June 30, 2022 and 2021, the expense associated with insurance was approximately $1.7 million and $1.6 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.8 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was approximately $17.6 million and $17.1 million, respectively.

For the three months ended June 30, 2022 and 2021, interest expense was approximately $14.3 million and $10.4 million, respectively. The increase in interest expense is attributable to increased debt related to the Pacific Northwest Contribution on November 17, 2021.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2022	2021
BOSTCO	$1,505	$1,603
Olympic Pipeline Company	1,175	1,891
SeaPort Midstream	388	373
Frontera	561	560
Total earnings from investments in unconsolidated affiliates	$3,629	$4,427

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended June 30,
	2022	2021
BOSTCO	$—	$442
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$442

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2022	2021
BOSTCO	$2,127	$2,796
Olympic Pipeline Company	2,237	1,417
SeaPort Midstream	—	—
Frontera	355	1,180
Cash distributions received from unconsolidated affiliates	$4,719	$5,393

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Six months ended June 30,
	2022	2021
Terminaling services fees	$142,691	$137,489
Management fees	6,700	6,322
Pipeline transportation fees	—	638
Terminal revenue	$149,391	$144,449

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

The product sales, gross margin was as follows (in thousands):

	Six months ended June 30,
	2022	2021
Product sales	$179,874	$98,089
Cost of product sales	(173,162)	(91,996)
Product sales, gross margin	$6,712	$6,093

The increase in product sales and cost of product sales for the six months ended June 30, 2022, is a result of increased product prices and volumes in 2022.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Six months ended June 30,
	2022	2021
Gulf Coast terminals	$42,352	$38,474
Midwest terminals	5,046	5,569
Brownsville terminals	12,746	11,524
River terminals	7,288	6,915
Southeast terminals	35,170	38,782
West Coast terminals	43,635	40,034
Central services	3,154	3,151
Revenue	$149,391	$144,449

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2022	2021
Gulf Coast terminals	$42,322	$38,449
Midwest terminals	5,046	5,569
Brownsville terminals	9,759	8,292
River terminals	7,288	6,915
Southeast terminals	34,662	38,250
West Coast terminals	43,614	40,014
Central services	—	—
Terminaling services fees	$142,691	$137,489

The increase in terminaling services fees at our Gulf Coast terminals is primarily due to contracting available capacity and contract escalations.

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

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing various growth projects into service during the first quarter of 2022 and increased ancillary fees.

Included in terminaling services fees for the six months ended June 30, 2022 and 2021, are fees charged to affiliates of approximately $5.7 million and $5.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2022	2021
Firm commitments	$108,999	$111,521
Ancillary	33,692	25,968
Terminaling services fees	$142,691	$137,489

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate the SeaPort Midstream joint venture and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended June 30,
	2022	2021
Gulf Coast terminals	$30	$25
Midwest terminals	—	—
Brownsville terminals	2,987	2,594
River terminals	—	—
Southeast terminals	508	532
West Coast terminals	21	20
Central services	3,154	3,151
Management fees	$6,700	$6,322

Included in management fees for the six months ended June 30, 2022 and 2021, are fees charged to affiliates of approximately $6.1 million and $5.7 million, respectively.

Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was utilized.

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees by Business Segment

	Six months ended June 30,
	2022	2021
Gulf Coast terminals	$—	$—
Midwest terminals	—	—
Brownsville terminals	—	638
River terminals	—	—
Southeast terminals	—	—
West Coast terminals	—	—
Central services	—	—
Pipeline transportation fees	$—	$638

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended June 30,
	2022	2021
Wages and employee benefits	$27,372	$25,996
Utilities and communication charges	6,740	5,611
Repairs and maintenance	6,738	7,226
Office, rentals and property taxes	9,545	8,744
Vehicles and fuel costs	659	511
Environmental compliance costs	2,425	3,399
Other	5,517	4,530
Operating costs and expenses	$58,996	$56,017

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2022	2021
Gulf Coast terminals	$10,966	$11,062
Midwest terminals	918	1,269
Brownsville terminals	4,999	4,591
River terminals	3,220	3,233
Southeast terminals	12,856	11,832
West Coast terminals	17,649	16,602
Central services	8,388	7,428
Operating costs and expenses	$58,996	$56,017

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $15.5 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the six months ended June 30, 2022 is primarily attributable to higher compensation costs and legal costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2022 and 2021, the expense associated with insurance was approximately $3.3 million and $3.1 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $2.2 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was approximately $35.1 million and $34.1 million, respectively.

For the six months ended June 30, 2022 and 2021, interest expense was approximately $28.9 million and $20.5 million, respectively. The increase in interest expense is attributable to increased debt related to the Pacific Northwest Contribution on November 17, 2021.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2022	2021
BOSTCO	$2,307	$3,093
Olympic Pipeline Company	3,358	3,197
SeaPort Midstream	550	492
Frontera	642	1,262
Total earnings from investments in unconsolidated affiliates	$6,857	$8,044

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Six months ended June 30,
	2022	2021
BOSTCO	$—	$2,822
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$2,822

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2022	2021
BOSTCO	$4,176	$5,092
Olympic Pipeline Company	4,704	2,232
SeaPort Midstream	—	—
Frontera	355	2,217
Cash distributions received from unconsolidated affiliates	$9,235	$9,541

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$40,180	$54,145
Net cash used in investing activities	$(51,392)	$(27,118)
Net cash provided by (used in) financing activities	$4,136	$(28,891)

The approximately $14.0 million decrease in net cash provided by operating activities is primarily related to the timing of working capital requirements and increased interest expense related to the Pacific Northwest Contribution on November 17, 2021.

The approximately $24.3 million increase in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2023. At June 30, 2022, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $33.0 million change in net cash provided by (used in) financing activities is primarily related to an increase of approximately $29.0 million in net borrowings under our revolving credit facility to fund the $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance, beginning with the first full fiscal quarter of 2022, with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2022 and the year ended December 31, 2021.

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

					Six		Twelve
	Three months ended				months ending		months ending
	September 30,	December 31,	March 31,	June 30,	June 30,		June 30,
	2021	2021	2022	2022	2022		2022
Financial performance covenant tests:
Net earnings (loss)	$15,928	$(8,220)	$5,871	$11,059	$16,930		$24,638
Interest expense	10,249	11,947	14,573	14,347	28,920		51,116
Amortization of deferred debt issuance costs	982	7,721	1,008	1,039	2,047		10,750
State franchise taxes (income taxes)	479	371	415	625	1,040		1,890
Depreciation and amortization	17,149	17,252	17,500	17,629	35,129		69,530
Deferred compensation	355	14,191	1,444	776	2,220		16,766
One-time acquisition expenses	1,354	54	—	193	193		1,601
Proportionate share of unconsolidated affiliates' depreciation and amortization	3,879	4,028	4,076	4,050	8,126		16,033
Consolidated EBITDA (1)	$50,375	$47,344	$44,887	$49,718	$94,605		$192,324
Maintenance capital			(3,255)	(4,107)	(7,362)
Total			$41,632	$45,611	$87,243

Debt service:
Interest expense			$14,573	$14,347	$28,920
Scheduled principal payments			2,500	2,500	5,000
Total			$17,073	$16,847	$33,920

Credit Agreement debt service coverage ratio (>1.1x)					2.57	x
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured term loan and revolving credit facility. Borrowings under our senior secured term loan and revolving credit facility bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We have historically, on occasion, managed a portion of our interest rate risk with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2022 and December 31, 2021, we did not have derivative instruments, including interest rate swap agreements. On July 27, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into interest rate swap agreements with an aggregate notional amount of $500 million effective August 18, 2022 through August 18, 2025. Pursuant to the terms of the interest rate swap agreements, we will pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At June 30, 2022, we had outstanding borrowings of $995.0 million under our senior secured term loan and $25 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt and not having interest rate swap agreements at June 30, 2022, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $10.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 9, 2022	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer