Form 10-Q
period 2022-09-30
TransMontaigne Partners LLC
filed 2022-11-10
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

As of September 30, 2022, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September 30, 2022 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2021, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 31, 2022 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2022:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,027	$18,273
Trade accounts receivable	35,279	20,028
Due from affiliates	2,715	2,397
Inventory	12,608	5,333
Other current assets	12,243	6,492
Total current assets	78,872	52,523
Property, plant and equipment, net	835,267	851,483
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	327,882	332,692
Right-of-use assets, operating leases	51,393	48,522
Other assets, net	87,722	53,146
	$1,399,722	$1,356,952
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$15,238	$14,568
Operating lease liabilities	3,569	3,665
Accrued liabilities	37,556	37,751
Current debt	10,000	10,000
Total current liabilities	66,363	65,984
Deferred revenue	1,354	3,334
Long-term operating lease liabilities	50,040	46,643
Long-term debt	1,288,785	1,263,940
Total liabilities	1,406,542	1,379,901
Commitments and contingencies (Note 13)
Equity:
Member interest	(6,820)	(22,949)
Total equity	(6,820)	(22,949)
	$1,399,722	$1,356,952

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Terminal revenue	$77,833	$72,301	$227,224	$216,750
Product sales	100,840	70,083	280,714	168,172
Total revenue	178,673	142,384	507,938	384,922
Costs and expenses:
Cost of product sales	(96,173)	(65,769)	(269,335)	(157,765)
Operating	(29,705)	(26,738)	(88,701)	(82,755)
General and administrative	(6,967)	(7,425)	(22,430)	(18,575)
Insurance	(1,525)	(1,580)	(4,780)	(4,673)
Deferred compensation	(786)	(355)	(3,006)	(1,572)
Depreciation and amortization	(17,886)	(17,149)	(53,015)	(51,232)
Total costs and expenses	(153,042)	(119,016)	(441,267)	(316,572)
Earnings from unconsolidated affiliates	2,922	3,791	9,779	11,835
Operating income	28,553	27,159	76,450	80,185
Other expenses:
Interest expense	(2,599)	(10,249)	(31,519)	(30,714)
Deferred debt issuance costs	(3,712)	(982)	(5,759)	(2,916)
Total other expenses	(6,311)	(11,231)	(37,278)	(33,630)
Net earnings	$22,242	$15,928	$39,172	$46,555

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (See Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

		Member
	Predecessor	interest	Total
Balance June 30, 2021	$78,281	$337,060	$415,341
Distributions to TLP Finance Holdings, LLC for debt service	—	(11,737)	(11,737)
Net earnings for the three months ended September 30, 2021	4,759	11,169	15,928
Balance September 30, 2021	$83,040	$336,492	$419,532

Balance June 30, 2022	$—	$(20,460)	$(20,460)
Contributions from parent entities	—	572	572
Distributions to TLP Finance Holdings, LLC for debt service	—	(9,174)	(9,174)
Net earnings for the three months ended September 30, 2022	—	22,242	22,242
Balance September 30, 2022	$—	$(6,820)	$(6,820)

Balance December 31, 2020	$73,264	$335,293	$408,557
Distributions to TLP Finance Holdings, LLC for debt service	—	(35,580)	(35,580)
Net earnings for the nine months ended September 30, 2021	9,776	36,779	46,555
Balance September 30, 2021	$83,040	$336,492	$419,532

Balance December 31, 2021	$—	$(22,949)	$(22,949)
Contributions from parent entities	—	1,516	1,516
Distributions to TLP Finance Holdings, LLC for debt service	—	(24,559)	(24,559)
Net earnings for the nine months ended September 30, 2022	—	39,172	39,172
Balance September 30, 2022	$—	$(6,820)	$(6,820)

See accompanying notes to consolidated financial statements (unaudited). Prior periods have been recast as a result of the Pacific Northwest Contribution (See Note 3 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net earnings	$22,242	$15,928	$39,172	$46,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,886	17,149	53,015	51,232
Earnings from unconsolidated affiliates	(2,922)	(3,791)	(9,779)	(11,835)
Distributions from unconsolidated affiliates	5,354	4,935	14,589	14,476
Equity-based compensation	419	—	1,257	—
Amortization of deferred debt issuance costs	1,108	982	3,155	2,916
Amortization of deferred revenue	(647)	(274)	(1,980)	(1,126)
Unrealized gain on derivative instruments	(15,763)	(302)	(15,763)	(1,200)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,338)	13	(15,251)	(9,830)
Due from affiliates	(108)	32	(318)	(55)
Inventory	(4,331)	4,235	(7,275)	2,287
Other current assets	1,790	140	(298)	(2,159)
Long-term customer receivables	17	(225)	513	746
Right-of-use assets, operating leases	783	739	2,399	2,213
Other assets, net	(1,237)	(59)	(2,248)	(44)
Trade accounts payable	1,730	3,015	847	5,065
Accrued liabilities	(3,719)	1,393	(195)	244
Operating lease liabilities	(573)	(546)	(1,969)	(1,976)
Net cash provided by operating activities	19,691	43,364	59,871	97,509
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(527)	—	(3,349)
Affiliate loan	—	—	(25,000)	—
Capital expenditures	(10,688)	(22,692)	(37,080)	(46,988)
Net cash used in investing activities	(10,688)	(23,219)	(62,080)	(50,337)
Cash flows from financing activities:
Repayments of senior secured term loan	—	—	(5,000)	—
Repayments of SeaPort Financing term loan	—	(524)	—	(1,572)
Borrowings under revolving credit facility	24,500	32,400	110,700	98,100
Repayments under revolving credit facility	(19,500)	(33,800)	(80,700)	(103,500)
Debt issuance costs	(152)	—	(737)	—
Contributions from parent entities	153	—	259	—
Distributions to TLP Finance Holdings, LLC for debt service	(9,174)	(11,737)	(24,559)	(35,580)
Net cash used in financing activities	(4,173)	(13,661)	(37)	(42,552)
Increase (decrease) in cash and cash equivalents	4,830	6,484	(2,246)	4,620
Cash and cash equivalents at beginning of period	11,197	13,615	18,273	15,479
Cash and cash equivalents at end of period	$16,027	$20,099	$16,027	$20,099
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,834	$15,103	$51,121	$37,047
Property, plant and equipment acquired with accounts payable	$4,290	$6,804	$4,290	$6,804
Additions to right-of-use assets obtained from new operating lease liabilities	$36	$125	$5,270	$15,820
Non-cash contributions from parent entities	$572	$—	$1,516	$—

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2022 and December 31, 2021 and our results of operations for the three and nine months ended September 30, 2022 and 2021.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At September 30, 2022 and December 31, 2021, our refined products inventory was approximately $9.7 million and $2.8 million, respectively. At September 30, 2022 and December 31, 2021, our renewable products inventory was approximately $2.9 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and nine months ended September 30, 2022 and 2021.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2022 and 2021.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2022 and 2021.

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

At September 30, 2022 and December 31, 2021, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $500 million and $nil, respectively. Pursuant to the terms of the current interest rate swap agreements that expire August 18, 2025, we pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $4.5 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Terminaling services agreements—Brownsville terminals. We have two terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in January and June 2023, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 270,000 and 301,000 barrels of storage capacity during the three and nine months ended September 30, 2022 and 2021, respectively. We recognized revenue related to these agreements of approximately $0.4 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. We recognized revenue related to these agreements of approximately $1.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.6 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively. We recognized revenue related to this agreement of approximately $7.5 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Operating and administrative agreement—SeaPort Midstream Partners, LLC —Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million for both of the three months ended September 30, 2022 and 2021. We recognized revenue related to this operating and administrative agreement of approximately $2.9 million for both of the nine months ended September 30, 2022 and 2021.

Terminaling services agreement— SeaPort Midstream Partners, LLC. We have a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement will expire in December 2022 and may be extended, at our sole discretion, for three months upon 30 days’ prior notice. In exchange for our minimum throughput commitment, SeaPort Midstream has agreed to provide us with approximately 14,000 barrels of storage capacity. We use this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $0.1 million and $nil for the three months ended September 30, 2022 and 2021,

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

respectively. We recognized expense related to this agreement of approximately $0.3 million and $nil for the nine months ended September 30, 2022 and 2021, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $1.8 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.9 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Trade accounts receivable	$35,279	$20,028

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer A	16%	10%	14%	6%
Customer B	7%	11%	8%	11%
Customer C	9%	10%	8%	9%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Unrealized gain on derivative instruments	$5,526	$—
Prepaid insurance	2,726	1,913
Additive detergent	1,528	1,055
Amounts due from insurance companies	376	414
Deposits and other assets	2,087	3,110
	$12,243	$6,492

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At both September 30, 2022 and December 31, 2021, we have recognized amounts due from insurance companies of approximately $0.4 million, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2022, we received reimbursements from insurance companies of approximately $0.3 million and increased our estimate of our probable insurance recoveries by approximately $0.3 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Land	$104,647	$104,647
Terminals, pipelines and equipment	1,316,723	1,266,086
Furniture, fixtures and equipment	17,530	16,986
Construction in progress	16,219	32,997
	1,455,119	1,420,716
Less accumulated depreciation	(619,852)	(569,233)
	$835,267	$851,483

At September 30, 2022 and December 31, 2021, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $587.3 million and $597.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

At September 30, 2022 and December 31, 2021, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and nine months ended September 30, 2022 or during the year ended December 31, 2021 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2022 and December 31, 2021, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
BOSTCO	42.5%	42.5%	$198,083	$200,301
Olympic Pipeline Company	30%	30%	77,789	80,941
SeaPort Midstream	51%	51%	30,220	29,136
Frontera	50%	50%	21,790	22,314
Total investments in unconsolidated affiliates			$327,882	$332,692

At September 30, 2022 and December 31, 2021, our investment in BOSTCO includes approximately $6.1 million and $6.2 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At September 30, 2022 and December 31, 2021, our investment in Olympic Pipeline Company includes approximately $5.8 million and $6.0 million, respectively, of excess investment related to property, plant and equipment

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
BOSTCO	$2,629	$1,063	$4,936	$4,156
Olympic Pipeline Company	(407)	2,319	2,951	5,516
SeaPort Midstream	534	79	1,084	571
Frontera	166	330	808	1,592
Total earnings from investments in unconsolidated affiliates	$2,922	$3,791	$9,779	$11,835

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
BOSTCO	$—	$527	$—	$3,349
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	—	—
Additional capital investments in unconsolidated affiliates	$—	$527	$—	$3,349

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
BOSTCO	$2,978	$2,998	$7,154	$8,090
Olympic Pipeline Company	1,399	990	6,103	3,222
SeaPort Midstream	—	—	—	—
Frontera	977	947	1,332	3,164
Cash distributions received from unconsolidated affiliates	$5,354	$4,935	$14,589	$14,476

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	September 30,	December 31,
	2022	2021
Current assets	$50,486	$57,797
Long-term assets	751,391	760,169
Current liabilities	(30,754)	(38,701)
Long-term liabilities	(49,470)	(44,144)
Net assets	$721,653	$735,121

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$47,139	$49,050	$143,011	$140,876
Expenses	(40,600)	(37,672)	(116,979)	(107,500)
Net income	$6,539	$11,378	$26,032	$33,376

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Customer relationships, net of accumulated amortization of $17,309 and $14,913, respectively	$48,221	$50,617
Affiliate loan	27,212	—
Unrealized gain on derivative instruments	10,237	—
SeaPort Midstream member loan	1,259	1,259
Long-term customer receivables	23	536
Deposits and other assets	770	734
	$87,722	$53,146

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

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both September 30, 2022 and December 31, 2021, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

Long-term customer receivables.  Long-term customer receivables include amounts due under long-term terminaling services agreements, with certain of our customers; that provide for minimum annual throughput commitments. Interim billings are billed to our customers based on actual throughput volumes, whereas revenue is recognized for the minimum annual throughput commitment on a straight-line basis over the terms of the respective agreements.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Customer advances and deposits	$11,209	$10,572
Accrued compensation expense	10,770	12,497
Accrued property taxes	7,641	2,346
Interest payable	4,478	8,605
Accrued environmental obligations	1,078	1,812
Accrued expenses and other	2,380	1,919
	$37,556	$37,751

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Accrued environmental obligations. At September 30, 2022 and December 31, 2021, we have accrued environmental obligations of approximately $1.1 million and $1.8 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2022, we made payments of approximately $1.0 million towards our environmental remediation obligations. During the nine months ended September 30, 2022, we increased our estimate of our future environmental remediation costs by approximately $0.3 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) DEBT

Long-term debt is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Senior secured term loan outstanding	$992,500	$1,000,000
Revolving credit facility outstanding	30,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(23,615)	(25,960)
Total debt	1,298,785	1,273,940
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,288,785	$1,263,940

(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes. For the three months ended September 30, 2022 and 2021, amortization of deferred debt issuance costs was approximately $1.1 million and $1.0 million, respectively.

For the nine months ended September 30, 2022 and 2021, amortization of deferred debt issuance costs was approximately $3.2 million and $2.9 million, respectively. For both of the three and nine months ended September 30, 2022 and 2021, expense related to one-time debt issuance costs to secure mortgages related to the Credit Agreement was approximately $2.6 million and $nil, respectively.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance, beginning with the first full fiscal quarter of 2022, with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

For the nine months ended September 30, 2022 and 2021, the weighted average interest rate on borrowings was approximately 5.7% and 4.6%, respectively. At September 30, 2022 and December 31, 2021, our outstanding letters of credit were approximately $0.4 million and $1.7 million, respectively.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.4 million is included in deferred compensation expense for both of the three months ended September 30, 2022 and 2021. For savings and retention plan awards to employees, approximately $1.7 million and $1.6 million is included in deferred compensation expense for the nine months ended September 30, 2022 and 2021, respectively.

On December 31, 2021, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TransMontaigne Management Company. For the three months ended September 30, 2022 and 2021, we recognized approximately $0.4 million and $nil, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021. For the nine months ended September 30, 2022 and 2021, we recognized approximately $1.3 million and $nil, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the three and nine months ended September 30, 2022 of approximately $nil and $5.3 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and nine months ended September 30, 2022 and 2021, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating leases	$1,390	$1,308	$4,179	$3,757
Variable lease costs (including insignificant short-term leases)	329	215	941	679
Sublease income as primary obligor	(277)	(253)	(810)	(752)
Total lease costs	$1,442	$1,270	$4,310	$3,684

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash outflows for operating leases	$1,181	$1,115	$3,750	$3,521
Weighted average remaining lease term (years)	27.79	28.90	27.79	28.90
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2022 and related imputed interest was as follows (in thousands):

Years ending December 31:
2022 (remainder of the year)	$1,642
2023	5,492
2024	5,288
2025	4,850
2026	3,544
Thereafter	73,140
Total lease payments	93,956
Less imputed interest	(40,347)
Present value of operating lease liabilities	$53,609

Contract commitments. At September 30, 2022, we have contractual commitments of approximately $26.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and 2021. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2022 and December 31, 2021.

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

Debt. The estimated fair value of our $992.5 million senior secured term loan at September 30, 2022 was approximately $939.2 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at September 30, 2022 was approximately $250.4 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$45,652	$46,490	$136,419	$140,006
Firm commitments (ASC 606 revenue)	9,840	9,281	28,072	27,286
Total firm commitments revenue	55,492	55,771	164,491	167,292
Ancillary revenue (ASC 606 revenue)	18,404	13,050	51,235	37,887
Ancillary revenue (ASC 842 revenue)	587	326	1,448	1,457
Total ancillary revenue	18,991	13,376	52,683	39,344
Total terminaling services fees	74,483	69,147	217,174	206,636
Product sales (ASC 606 revenue)	100,840	70,083	280,714	168,172
Management fees (ASC 606 revenue)	2,990	2,817	8,997	8,480
Management fees (ASC 842 revenue)	360	337	1,053	996
Total management fees	3,350	3,154	10,050	9,476
Pipeline transportation fees (ASC 842 revenue)	—	—	—	638
Total revenue	$178,673	$142,384	$507,938	$384,922

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2022 (remainder of the year)	$1,245	$222	$737	$276	$2,126	$4,562	$—	$9,168
2023	1,802	514	2,247	546	6,085	8,813	—	20,007
2024	—	40	2,232	—	4,870	174	—	7,316
2025	—	—	2,232	—	4,870	—	—	7,102
2026	—	—	546	—	4,833	—	—	5,379
Thereafter	—	—	—	—	4,003	—	—	4,003
Total estimated future ASC 606 revenue	$3,047	$776	$7,994	$822	$26,787	$13,549	$—	$52,975

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2022 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2022 (remainder of the year)	$44,665
2023	151,318
2024	105,478
2025	77,548
2026	57,702
Thereafter	469,623
Total estimated future ASC 842 revenue	$906,334

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

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2021	$12,792	$7,236	$20,028
Trade accounts receivable at September 30, 2022	$25,630	$9,649	$35,279

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2021	$—	$536	$536
Long-term customer receivables at September 30, 2022	$—	$23	$23

Revenue recognized during the nine months ended September 30, 2022, from amounts included in long-term customer receivables at December 31, 2021, was $nil for contracts under ASC 606 and approximately $0.5 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2021	$1,301	$12,605	$13,906
Contract liabilities at September 30, 2022	$1,658	$10,905	$12,563

Revenue recognized during the nine months ended September 30, 2022, from amounts included in contract liabilities at December 31, 2021, was approximately $1.3 million for contracts under ASC 606 and approximately $11.5 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Gulf Coast Terminals:
Terminaling services fees	$21,595	$18,699	$63,917	$57,148
Management fees	17	12	47	37
Revenue	21,612	18,711	63,964	57,185
Operating costs and expenses	(5,965)	(5,422)	(16,931)	(16,484)
Net margins	15,647	13,289	47,033	40,701
Midwest Terminals:
Terminaling services fees	2,512	2,394	7,558	7,963
Revenue	2,512	2,394	7,558	7,963
Operating costs and expenses	(459)	(474)	(1,377)	(1,743)
Net margins	2,053	1,920	6,181	6,220
Brownsville Terminals:
Terminaling services fees	5,370	4,427	15,129	12,719
Management fees	1,480	1,454	4,467	4,048
Pipeline transportation fees	—	—	—	638
Revenue	6,850	5,881	19,596	17,405
Operating costs and expenses	(2,746)	(2,331)	(7,745)	(6,922)
Net margins	4,104	3,550	11,851	10,483
River Terminals:
Terminaling services fees	3,964	3,534	11,252	10,449
Revenue	3,964	3,534	11,252	10,449
Operating costs and expenses	(1,776)	(1,590)	(4,996)	(4,823)
Net margins	2,188	1,944	6,256	5,626
Southeast Terminals:
Terminaling services fees	17,581	19,465	52,243	57,715
Management fees	268	298	776	830
Revenue	17,849	19,763	53,019	58,545
Operating costs and expenses	(6,291)	(5,809)	(19,147)	(17,641)
Net margins	11,558	13,954	33,872	40,904
West Coast Terminals:
Product sales	100,840	70,083	280,714	168,172
Terminaling services fees	23,461	20,628	67,075	60,642
Management fees	10	10	31	30
Revenue	124,311	90,721	347,820	228,844
Cost of product sales	(96,173)	(65,769)	(269,335)	(157,765)
Operating costs and expenses	(8,747)	(7,304)	(26,396)	(23,906)
Costs and expenses	(104,920)	(73,073)	(295,731)	(181,671)
Net margins	19,391	17,648	52,089	47,173
Central Services:
Management fees	1,575	1,380	4,729	4,531
Revenue	1,575	1,380	4,729	4,531
Operating costs and expenses	(3,721)	(3,808)	(12,109)	(11,236)
Net margins	(2,146)	(2,428)	(7,380)	(6,705)
Total net margins	52,795	49,877	149,902	144,402
General and administrative	(6,967)	(7,425)	(22,430)	(18,575)
Insurance	(1,525)	(1,580)	(4,780)	(4,673)
Deferred compensation	(786)	(355)	(3,006)	(1,572)
Depreciation and amortization	(17,886)	(17,149)	(53,015)	(51,232)
Earnings from unconsolidated affiliates	2,922	3,791	9,779	11,835
Operating income	28,553	27,159	76,450	80,185
Other expenses (interest and deferred debt issuance costs)	(6,311)	(11,231)	(37,278)	(33,630)
Net earnings	$22,242	$15,928	$39,172	$46,555

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,612	$2,512	$6,850	$3,964	$17,849	$23,471	$1,575	$77,833
Product sales	—	—	—	—	—	100,840	—	100,840
Revenue	$21,612	$2,512	$6,850	$3,964	$17,849	$124,311	$1,575	$178,673
Capital expenditures	$1,676	$256	$1,274	$407	$1,634	$5,096	$345	$10,688
Identifiable assets	$138,367	$16,317	$113,502	$46,565	$234,074	$448,007	$11,055	$1,007,887
Cash and cash equivalents								16,027
Investments in unconsolidated affiliates								327,882
Other								47,926
Total assets								$1,399,722

	Three months ended September 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$18,711	$2,394	$5,881	$3,534	$19,763	$20,638	$1,380	$72,301
Product sales	—	—	—	—	—	70,083	—	70,083
Revenue	$18,711	$2,394	$5,881	$3,534	$19,763	$90,721	$1,380	$142,384
Capital expenditures	$3,589	$14	$2,412	$719	$3,077	$12,835	$46	$22,692

	Nine months ended September 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$63,964	$7,558	$19,596	$11,252	$53,019	$67,106	$4,729	$227,224
Product sales	—	—	—	—	—	280,714	—	280,714
Revenue	$63,964	$7,558	$19,596	$11,252	$53,019	$347,820	$4,729	$507,938
Capital expenditures	$8,594	$713	$3,145	$699	$6,407	$16,932	$590	$37,080

	Nine months ended September 30, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$57,185	$7,963	$17,405	$10,449	$58,545	$60,672	$4,531	$216,750
Product sales	—	—	—	—	—	168,172	—	168,172
Revenue	$57,185	$7,963	$17,405	$10,449	$58,545	$228,844	$4,531	$384,922
Capital expenditures	$6,011	$66	$8,511	$4,552	$8,266	$19,464	$118	$46,988

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2022. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended September 30,
	2022	2021
Terminaling services fees	$74,483	$69,147
Management fees	3,350	3,154
Pipeline transportation fees	—	—
Terminal revenue	$77,833	$72,301

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

The product sales, gross margin was as follows (in thousands):

	Three months ended September 30,
	2022	2021
Product sales	$100,840	$70,083
Cost of product sales	(96,173)	(65,769)
Product sales, gross margin	$4,667	$4,314

The increase in product sales and cost of product sales for the three months ended September 30, 2022, is a result of increased product prices and volumes in 2022.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended September 30,
	2022	2021
Gulf Coast terminals	$21,612	$18,711
Midwest terminals	2,512	2,394
Brownsville terminals	6,850	5,881
River terminals	3,964	3,534
Southeast terminals	17,849	19,763
West Coast terminals	23,471	20,638
Central services	1,575	1,380
Terminal revenue	$77,833	$72,301

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2022	2021
Gulf Coast terminals	$21,595	$18,699
Midwest terminals	2,512	2,394
Brownsville terminals	5,370	4,427
River terminals	3,964	3,534
Southeast terminals	17,581	19,465
West Coast terminals	23,461	20,628
Central services	—	—
Terminaling services fees	$74,483	$69,147

The increase in terminaling services fees at our Gulf Coast terminals is primarily due to contracting available capacity and increased ancillary fees.

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

Included in terminaling services fees for the three months ended September 30, 2022 and 2021, are fees charged to affiliates of approximately $3.0 million and $3.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2022	2021
Firm commitments	$55,492	$55,771
Ancillary	18,991	13,376
Terminaling services fees	$74,483	$69,147

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2022 are as follows (in thousands):

Less than 1 year remaining	$16,675	30%
1 year or more, but less than 3 years remaining	20,147	36%
3 years or more, but less than 5 years remaining	7,678	14%
5 years or more remaining (1)	10,992	20%
Total firm commitments for the three months ended September 30, 2022	$55,492

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2022	2021
Gulf Coast terminals	$17	$12
Midwest terminals	—	—
Brownsville terminals	1,480	1,454
River terminals	—	—
Southeast terminals	268	298
West Coast terminals	10	10
Central services	1,575	1,380
Management fees	$3,350	$3,154

Included in management fees for the three months ended September 30, 2022 and 2021, are fees charged to affiliates of approximately $3.1 million and $2.8 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended September 30,
	2022	2021
Wages and employee benefits	$13,407	$13,055
Utilities and communication charges	3,850	2,997
Repairs and maintenance	2,796	2,656
Office, rentals and property taxes	4,809	4,479
Vehicles and fuel costs	326	278
Environmental compliance costs	1,147	918
Other	3,370	2,355
Operating costs and expenses	$29,705	$26,738

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2022	2021
Gulf Coast terminals	$5,965	$5,422
Midwest terminals	459	474
Brownsville terminals	2,746	2,331
River terminals	1,776	1,590
Southeast terminals	6,291	5,809
West Coast terminals	8,747	7,304
Central services	3,721	3,808
Operating costs and expenses	$29,705	$26,738

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.0 million and $7.4 million for the three months ended September 30, 2022 and 2021, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2022 and 2021, the expense associated with insurance was approximately $1.5 million and $1.6 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022 and 2021, depreciation and amortization expense was approximately $17.9 million and $17.1 million, respectively.

For the three months ended September 30, 2022 and 2021, interest expense was approximately $2.6 million and $10.2 million, respectively. The decrease in interest expense is primarily attributable to an approximately $15.8 million unrealized gain on our $500 million interest rate swap agreements.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2022	2021
BOSTCO	$2,629	$1,063
Olympic Pipeline Company	(407)	2,319
SeaPort Midstream	534	79
Frontera	166	330
Total earnings from investments in unconsolidated affiliates	$2,922	$3,791

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended September 30,
	2022	2021
BOSTCO	$—	$527
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$527

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2022	2021
BOSTCO	$2,978	$2,998
Olympic Pipeline Company	1,399	990
SeaPort Midstream	—	—
Frontera	977	947
Cash distributions received from unconsolidated affiliates	$5,354	$4,935

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Nine months ended September 30,
	2022	2021
Terminaling services fees	$217,174	$206,636
Management fees	10,050	9,476
Pipeline transportation fees	—	638
Terminal revenue	$227,224	$216,750

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

The product sales, gross margin was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Product sales	$280,714	$168,172
Cost of product sales	(269,335)	(157,765)
Product sales, gross margin	$11,379	$10,407

The increase in product sales and cost of product sales for the nine months ended September 30, 2022, is a result of increased product prices and volumes in 2022.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Nine months ended September 30,
	2022	2021
Gulf Coast terminals	$63,964	$57,185
Midwest terminals	7,558	7,963
Brownsville terminals	19,596	17,405
River terminals	11,252	10,449
Southeast terminals	53,019	58,545
West Coast terminals	67,106	60,672
Central services	4,729	4,531
Terminal revenue	$227,224	$216,750

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2022	2021
Gulf Coast terminals	$63,917	$57,148
Midwest terminals	7,558	7,963
Brownsville terminals	15,129	12,719
River terminals	11,252	10,449
Southeast terminals	52,243	57,715
West Coast terminals	67,075	60,642
Central services	—	—
Terminaling services fees	$217,174	$206,636

The increase in terminaling services fees at our Gulf Coast terminals is primarily due to contracting available capacity and increased ancillary fees.

The increase in terminaling services fees at our Brownsville terminals is primarily a result of placing into service approximately 0.2 million barrels of new tank capacity and construction of gasoline railcar loading capabilities during the first quarter of 2021 and increased ancillary fees.

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

Included in terminaling services fees for the nine months ended September 30, 2022 and 2021, are fees charged to affiliates of approximately $8.7 million and $9.2 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2022	2021
Firm commitments	$164,491	$167,292
Ancillary	52,683	39,344
Terminaling services fees	$217,174	$206,636

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2022	2021
Gulf Coast terminals	$47	$37
Midwest terminals	—	—
Brownsville terminals	4,467	4,048
River terminals	—	—
Southeast terminals	776	830
West Coast terminals	31	30
Central services	4,729	4,531
Management fees	$10,050	$9,476

Included in management fees for the nine months ended September 30, 2022 and 2021, are fees charged to affiliates of approximately $9.2 million and $8.5 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Nine months ended September 30,
	2022	2021
Wages and employee benefits	$40,779	$39,051
Utilities and communication charges	10,590	8,608
Repairs and maintenance	9,534	9,882
Office, rentals and property taxes	14,354	13,223
Vehicles and fuel costs	985	789
Environmental compliance costs	3,572	4,317
Other	8,887	6,885
Operating costs and expenses	$88,701	$82,755

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2022	2021
Gulf Coast terminals	$16,931	$16,484
Midwest terminals	1,377	1,743
Brownsville terminals	7,745	6,922
River terminals	4,996	4,823
Southeast terminals	19,147	17,641
West Coast terminals	26,396	23,906
Central services	12,109	11,236
Operating costs and expenses	$88,701	$82,755

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $22.4 million and $18.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2022 is primarily attributable to higher compensation costs and legal costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2022 and 2021, the expense associated with insurance was approximately $4.8 million and $4.7 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $3.0 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was approximately $53.0 million and $51.2 million, respectively.

For the nine months ended September 30, 2022 and 2021, interest expense was approximately $31.5 million and $30.7 million, respectively.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
BOSTCO	$4,936	$4,156
Olympic Pipeline Company	2,951	5,516
SeaPort Midstream	1,084	571
Frontera	808	1,592
Total earnings from investments in unconsolidated affiliates	$9,779	$11,835

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
BOSTCO	$—	$3,349
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	—
Additional capital investments in unconsolidated affiliates	$—	$3,349

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
BOSTCO	$7,154	$8,090
Olympic Pipeline Company	6,103	3,222
SeaPort Midstream	—	—
Frontera	1,332	3,164
Cash distributions received from unconsolidated affiliates	$14,589	$14,476

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$59,871	$97,509
Net cash used in investing activities	$(62,080)	$(50,337)
Net cash used in financing activities	$(37)	$(42,552)

The approximately $37.6 million decrease in net cash provided by operating activities is primarily attributable to the timing of working capital requirements related to the Pacific Northwest Contribution on November 17, 2021.

The approximately $11.7 million increase in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022, offset by less construction spend during 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2024. At September 30, 2022, the remaining expenditures to complete the approved projects are estimated to be approximately $45 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $42.5 million decrease in net cash used in financing activities is primarily related to an increase of approximately $35.4 million in net borrowings under our revolving credit facility, the majority of which was used to fund the $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance, beginning with the first full fiscal quarter of 2022, with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

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

					Nine		Twelve
	Three months ended				months ending		months ending
	December 31,	March 31,	June 30,	September 30,	September 30,		September 30,
	2021	2022	2022	2022	2022		2022
Financial performance covenant tests:
Net earnings (loss)	$(8,220)	$5,871	$11,059	$22,242	$39,172		$30,952
Interest expense	11,947	14,573	14,347	2,599	31,519		43,466
Deferred debt issuance costs	7,721	1,008	1,039	3,712	5,759		13,480
State franchise taxes (income taxes)	371	415	625	578	1,618		1,989
Depreciation and amortization	17,252	17,500	17,629	17,886	53,015		70,267
Deferred compensation	14,191	1,444	776	786	3,006		17,197
One-time acquisition expenses	54	—	193	—	193		247
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,028	4,076	4,050	4,735	12,861		16,889
Consolidated EBITDA (1)	$47,344	$44,887	$49,718	$52,538	$147,143		$194,487
Maintenance capital		(3,255)	(4,107)	(6,364)	(13,726)
Total		$41,632	$45,611	$46,174	$133,417

Debt service:
Interest expense		$14,573	$14,347	$2,599	$31,519
Unrealized gain on derivative instruments		—	—	15,763	15,763
Scheduled principal payments		2,500	2,500	2,500	7,500
Total		$17,073	$16,847	$20,862	$54,782

Credit Agreement debt service coverage ratio (>1.1x)					2.44	x
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2022, we are party to interest rate swap agreements with an aggregate notional amount of $500 million that expire on August 18, 2025. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At September 30, 2022, we had outstanding borrowings of $1,022.5 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $5.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 10, 2022	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer