Form 10-K
period 2022-12-31
TransMontaigne Partners LLC
filed 2023-03-10
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ◻ *

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ⌧

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2022 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	fluctuations in the price of the products that we purchase and sell;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, cyber-security breaches, IT system outages, global or regional conflicts, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	public health crises, epidemics and pandemics, including the ongoing COVID-19 pandemic.

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

Part I

As used in this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “TransMontaigne Partners,” “the Partnership,” or “the Company” are intended to mean, TransMontaigne Partners LLC, and our wholly owned and controlled operating subsidiaries. References to ‘ArcLight’ are intended to mean ArcLight Energy Partners Fund VI, L.P., its affiliates and subsidiaries, other than us and our subsidiaries.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Overview

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. Our direct exposure to changes in commodity prices is limited to product sales out of our Tacoma, Washington terminal and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from the pipeline, ship, barge or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; heat residual fuel oils and asphalt stored in our tanks; and distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

We are 100% owned by TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of ArcLight. We are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in our outstanding 6.125% senior unsecured notes due 2026.

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”), a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC (“SeaPort Sound”), which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream Partners, LLC (“SeaPort Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, all periods presented include the assets, liabilities, and results of operations of the Pacific Northwest Contribution.

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO, Olympic Pipeline Company, SeaPort Midstream and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2022 are as follows:

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

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	368,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	507,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	529,000
Spartanburg, SC	166,000
Southeast Total	12,345,000
West Coast Terminals:
Martinez, CA	5,034,000
Richmond, CA	682,000
Tacoma, WA	1,481,000
West Coast Total	7,197,000
Our Joint Ventures Terminals:
BOSTCO Joint Venture Terminal (3)	7,080,000
Olympic Pipeline Company Joint Venture Terminal (4)	510,000
SeaPort Midstream Joint Venture Terminal (5)	1,251,000
Frontera Joint Venture Terminal (6)	1,656,000
TOTAL CAPACITY	42,333,000
(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5%, general voting, Class A Member interest.
(4)	Reflects the total active storage capacity of Olympic Pipeline Company, of which we have a 30% ownership interest.
(5)	Reflects the total active storage capacity of SeaPort Midstream, of which we have a 51% ownership interest.
(6)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.

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

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second half of 2023, and have previously filed revised tariffs with the FERC to support such activities.

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

West Coast Operations. Our West Coast terminals consist of three active product terminals with approximately 7.2 million barrels of aggregate active storage capacity. Our two California terminals are well positioned with pipeline connections to two of the three local refineries, one of the two local renewable fuels plants, the Northern California products pipeline distribution system and marine access to all three refineries and both renewable fuels plants in the San Francisco Bay area. Our Tacoma, Washington terminal is connected via pipeline to the four largest refineries in Washington and by marine to all five Washington refineries. The Tacoma terminal is the only independent terminal in the Puget Sound area with a unit train facility. The Tacoma terminal sells refined and renewable products and crude oil to major fuel producers and marketers in the Pacific Northwest. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas, ethanol and other renewable products and feedstocks on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

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

Our Services and Revenue Streams

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. The fees we charge and our other sources of revenue are composed of:

●	Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on a contractually established minimum volumes of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.
●	Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.
●	Pipeline transportation fees. We earned pipeline transportation fees at our Diamondback pipeline under a capacity reservation agreement that ended on May 26, 2021. Revenue associated with the capacity reservation agreement was recognized ratably over the respective term, regardless of whether the capacity was actually utilized. We earned pipeline transportation fees at our Razorback pipeline based on an allocation of the aggregate fees charged under the capacity agreement with our customer who was

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

Attract additional volumes and products to our systems. We intend to attract new volumes of refined products, renewable products, crude oil and specialty chemicals to our systems and terminals from existing and new customers by leveraging our asset base, continuing to provide superior customer service and through aggressively marketing our services to additional customers in our areas of operation. We have limited available capacity at certain terminal locations and our terminal facilities that have traditionally handled refined products are also well-positioned to service other products, including renewable products; as a result, we can accommodate additional volumes and varying products at a minimal incremental cost.

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

Significant Customer Relationships

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products and crude oil to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 63% of the total revenue for the year ended December 31, 2022.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via optical fiber, wireless and wide area network communication systems from a central control room located in Atlanta, Georgia, with the exception of the Tacoma terminal. We can also monitor activity at our terminals from this control room or other areas within the Atlanta, Georgia office. The Tacoma control room is located on-site.

The control centers operate with Supervisory Control and Data Acquisition, or SCADA, systems. Our control centers are equipped with computer systems designed to continuously monitor operational data, including product throughput, flow rates and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors and valves associated with the delivery and receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur and provide for remote-controlled shutdown of pumping operations. Pump stations and meter-measurement points on the pipeline are linked by high-speed communication systems for remote monitoring and control. In addition, our Collins terminal contains full back-up/redundant disaster recovery systems covering all of our SCADA systems with the exception of the Tacoma terminal.

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

Regulation. We are subject to regulation by the Department of Transportation Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, including the Pipeline Inspection, Protection, Enforcement and Safety Acts of 2002, 2006, 2011, 2016 and 2020 or PIPES and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products pipelines and requires any entity that owns or operates such pipeline facilities to comply with certain regulations, to permit access to and copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with PIPES and the regulations promulgated thereunder.

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

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended, or OPA, which addresses three principal areas of oil pollution—prevention, containment and cleanup. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, facilities are required to file oil spill response plans with the United States Coast Guard, the Office of Pipeline Safety and/or the EPA. Numerous states have enacted laws similar to OPA and require similar or additional prevention and response plans. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. We believe that we are in material compliance with regulations pursuant to OPA and similar state laws.

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

Air Emissions. Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. The CAA requires most industrial operations in the United States to incur ongoing expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or assets expected to produce air emissions or result in the increase of existing air emissions. Accordingly, such facilities must obtain and strictly comply with air permits containing requirements.

Most of our terminaling operations require air permits. These operations generally include volatile organic compound emissions (primarily hydrocarbons) associated with truck loading activities and tank working and breathing losses. The sources of these emissions are strictly regulated through the permitting process. Such regulation includes stringent control technology and extensive permit review with periodic renewal. The cost involved in obtaining and renewing these permits is not material.

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

Hazardous and Solid Waste. Our operations are subject to the Federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. Our terminal facilities are routinely classified by the EPA as Very Small Quantity Generators. Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in substantial compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities are in regions that may be designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

Climate Change. The concern over climate change continues to attract considerable attention in the United States and around the globe. As a result, numerous proposals have been advanced and are likely to continue to be initiated at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, vehicle efficiency standards, electric vehicle mandates, and regulations that directly limit GHG emissions from certain sources. These proposals and future legislation could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our customer’s products, and our services, and adversely affect our business and results of operations.

Domestically, federal and state legislative and regulatory initiatives have attempted to and will likely continue to address climate change and control or limit greenhouse gas emissions. A number of states, including states in which we operate such as California and Washington, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs and establish vehicle efficiency standards and electric vehicle mandates.

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). Though the United States had withdrawn under President Trump, in January 2021, President Biden issued an executive order whereby the United States again became a party to the Paris Agreement.  President Biden also issued an Executive Order on climate change in which he announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies in an effort to accelerate the transition away from fossil fuels.

On March 21, 2022, the Securities and Exchange Commission issued a proposed rule that would enhance and standardize climate-related disclosures for investors. If passed, such rule could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations.

In August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. Certain of these initiatives are subject to ongoing litigation, and the impacts of each of these laws and orders, and the terms of any legislation or regulation to implement the U.S. commitment under the Paris Agreement, remain unclear at this time. Changes to U.S. climate change strategy under the current Biden administration and future administrations remain subject to the ultimate passage of legislation and action of federal and state regulatory agencies; therefore, the impact to our industry and our current and future operations due to climate change and greenhouse gas regulation is unknown at this time.

Climatic events in the areas in which we operate, whether from climate change or otherwise, can cause disruptions, and in some cases, delays in, or suspension of, our services. These events, including but not limited to storms, drought, wildfire, extreme temperatures or flooding, may become more intense or more frequent as a result of climate change and could impact our operations, including damages to our facilities. As a result of losses sustained at our facilities, in the energy industry, or in the geographies where our facilities are located, we may experience increased insurance costs, or difficulty obtaining adequate insurance coverage. Extreme weather events could cause damage to our facilities that may exceed our insurance coverage and our financial condition and results of operations could be adversely affected.

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the U.S./Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, in the second half of 2023, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG). In January 2022, in response to rising inflation and a rehearing proceeding, the FERC set the new index at PPI-FG minus 0.21% for the five-year period extending through June 2026, and ordered pipelines to recalculate their rate ceiling levels effective March 1, 2022. The FERC had previously set the index at PPI-FG plus 0.78% for the five-year period beginning July 1, 2021. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

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

We monitor or require the monitoring of the structural integrity of all of our PHMSA, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” located in Covington County, Mississippi that transports refined petroleum liquids between our Collins and Purvis bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; approximately 3 miles of pipeline connected to our Tacoma, Washington terminal; and the Diamondback pipeline. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. Beginning in 2002, PHMSA required internal inspections or other integrity testing of all PHMSA-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all PHMSA inspection requirements for pipelines located in the United States.

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

At our terminals, tanks designed for gasoline (or other high vapor pressure products) storage are equipped with internal or external floating roofs or alternative vapor control devices designed to minimize emissions and prevent the development of potentially flammable vapor from accumulating within the vapor space between fluid levels and the roof of the tank. Our terminal facilities operate with all required facility response plans, spill prevention and control plans, and other plans and programs to respond to emergencies.

Many of our terminal loading racks are protected with fire protection systems activated by either heat sensors or an emergency switch. Many of our storage tanks are also protected by aqueous fire-fighting foam systems that are activated in case of fire.

Title to Properties

The Razorback, Pinebelt, Tacoma and Diamondback pipelines are generally constructed on easements and rights-of-way granted by the apparent record owners of the property and in some instances these grants are revocable at the election of the grantor. Several rights-of-way for the Razorback pipeline and other real property assets are shared with other pipelines and other assets owned by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee.

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

Human Capital Management

Employees. Our executive officers are employed by TransMontaigne Management Company LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. All other employees who provide services to the Company are employed by our subsidiary, TLP Management Services L.L.C. (“TMS”). TMS provides certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. As of February 28, 2023, we had approximately 532 employees.

Attracting, Retaining and Developing Personnel. We face a competitive talent environment, including having an aging workforce. Maintaining appropriate headcount levels is critical to the operation of our terminals and other assets. To attract and retain a successful workforce, we study market trends, benchmarking the attractiveness of our employee value proposition, and analyzing retention data. We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of surveys among management employees, to identify new initiatives that will help boost engagement and drive business results. We provide a competitive pay and benefits package that is designed to attract and retain a skilled and diverse workforce.

Employee Safety and Training. Employee health and safety and community safety are at the core of our operating principles. We are continuously monitoring and seeking to improve our safety performance. We measure this performance by tracking internal metrics such as incident rates. Our internal safety-audit program incorporates a risk based, terminal specific design that helps to ensure our continuous compliance with safety regulations and industry standards. We provide terminal personnel with ongoing facility operations training, including terminal specific requirements and ongoing safety compliance training, and we recognize our terminal employees with annual safety awards. All accident, incident, injury/lost-time and near-miss events are investigated and reviewed by our dedicated safety and health department and reported to executive management and, as applicable, to terminal managers, vendors, and employees. We use this investigation, review and reporting to translate events into safety/operational enhancements, policy changes, training, or discipline, in each case as appropriate, to mitigate the potential for recurrence. We have been recognized by the International Liquids Terminals Association (ILTA) multiple times for safety excellence.

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

Sustainability Report

We voluntarily publish a Sustainability Report, which describes our sustainability vision, energy-efficiency initiatives, handling of renewable fuels, environmental and safety programs, greenhouse gas emissions programs, community commitment and involvement, safety, cybersecurity, employee development and training, governance, ethics, diversity and inclusion and risk management. Our Sustainability Report can be viewed at the “Sustainability” section of our website at www.transmontaignepartners.com. Our Sustainability Report and the information contained on our website are not part of this Annual Report on Form 10-K, are not deemed filed with the SEC and are not to be incorporated by reference into any of our filings under the Securities Act of 1934.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $150 million. At December 31, 2022, our outstanding borrowings were $nil. At December 31, 2022, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $35 million. We expect to fund our future investments and expansion capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

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

As of December 31, 2022, we had total long-term debt of $1.3 billion and we had an unused borrowing base availability of $150 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

The provisions of our senior secured term loan and revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our security-holders could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.

Subject to the restrictions in the instruments governing our outstanding indebtedness, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2022, we had additional borrowing capacity of $150 million under our revolving credit facility, all of which would be secured if borrowed.

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

Fluctuations in the price of the products that we purchase and sell could adversely affect our results of operations.

We purchase and sell refined and renewable products at our Tacoma, Washington terminal and maintain limited product inventories to support these activities. We currently do not hedge our exposure to price fluctuations and a significant fluctuation in market prices of refined and renewable products could result in losses or lower profits from these sales activities.

Expanding our business by constructing new facilities subjects us to risks that the project may not be completed on schedule and that the costs associated with the project may exceed our estimates or budgeted costs, which could adversely affect our financial condition and results of operations.

The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness or obtaining additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize. In addition, continuing supply chain issues and inflationary pressure that emerged during the economic recovery following the COVID-19 pandemic are likely to impact the completion timetable and/or increase our costs for construction materials.

Continued inflationary pressures could negatively impact our financial condition and results of operations.

The operation of our assets and the execution of expansion projects require significant expenditures for materials, property, equipment, labor and services. The high inflationary pressures that emerged during the economic recovery following the COVID-19 pandemic could result in higher operating expenses and project costs for us, as well as higher interest rates, and we may not be able to pass these increased costs on to our customers in the form of higher fees for our services. In response to continued rising inflation, we expect interest rates to increase, which will increase the interest expense related to our variable interest rate debt. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate, maintain and expand our assets could adversely affect our business.

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

We are not fully insured against all risks incident to our business and could incur substantial liabilities as a result.

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

Additional factors that could lead to a decrease in market demand for refined products include:

●	an increase in the market price of crude oil that leads to higher refined product prices;
●	higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, rising fuel prices or otherwise;
●	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines (although, we do handle or would be capable of handling many renewable products at most of our terminal facilities); or

●	events that impact global market demand in a way that is not presently possible to predict, including impacts from global or regional conflicts, and global health epidemics and concerns, such as the COVID-19 pandemic.

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

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued war in Ukraine, global hostilities or other sustained military campaigns may adversely impact our cash flows.

The long-term impact of terrorist attacks and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued war in Ukraine, global hostilities or other sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

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

Federal and state legislative and regulatory initiatives in the United States have attempted to and will likely continue to address climate change and control or limit greenhouse gas (GHG) emissions. Although it is not possible to predict how they will impact our business, any such future laws or regulations could adversely affect demand for the products that we transport, store or otherwise handle or increase our costs to operate and maintain our facilities. A number of states, including states in which we operate such as California and Washington, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs, and establish vehicle efficiency standards and electric vehicle mandates.

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). Though the United States had withdrawn under President Trump, on January 20, 2021, President Biden issued an executive order whereby the United States again became a party to the Paris Agreement.  President Biden also issued an Executive Order on climate change in which he announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. On March 21, 2022, the Securities and Exchange Commission issued a proposed rule that would enhance and standardize climate-related disclosures for investors. If passed, such rule could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations. Certain of these initiatives are subject to ongoing litigation, and the impacts of these laws and orders, and the terms of any legislation or regulation to implement the U.S. commitment under the Paris Agreement, remain unclear at this time.

These climate related regulatory initiatives could drive down demand for the refined petroleum products and other hydrocarbon products we transport, store or otherwise handle in connection with our business by stimulating demand for alternative forms of energy that do not rely on the combustion of fossil fuels. Such decreased demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, scientists and the Federal Government have stated that increasing concentrations of greenhouse gases in the earth’s atmosphere produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events.  As a result of losses sustained at our facilities, in the energy industry, or in the geographies where are facilities are located, we may experience increased insurance costs, or difficulty obtaining adequate insurance coverage. Extreme weather events could cause damage to our facilities that may exceed our insurance coverage and our financial condition and results of operations could be adversely affected.

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

General Risks

We could be negatively impacted by future public health crises, epidemics and pandemics, including future developments in the ongoing COVID-19 pandemic.

Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as COVID-19. In light of the uncertain and continually evolving situation relating to the ongoing COVID-19 pandemic and its variants, including Omicron and its more recent sub-variants, this public health concern, or a future public health crisis, could pose a continuing risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which a future public health crisis or the continuing COVID-19 pandemic may impact our business will depend on future developments, which remain uncertain. We may experience, among other impacts, (a) future customer shutdowns to prevent spread of the virus, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations. In addition, economic conditions in the wake of the COVID-19 pandemic have resulted in ongoing supply chain disruptions and inflationary pressure, which could result in higher operating expenses and project costs for us, as well as continued higher interest rates.

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

Not applicable.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this Annual Report.

OVERVIEW

We are a terminaling and transportation company with assets and operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio Rivers, in the Southeast and along the West Coast. We provide integrated terminaling, storage, transportation and related services for companies engaged in the distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Light refined products include gasolines, diesel fuels, heating oil and jet fuels. Heavy refined products include residual fuel oils and asphalt. Renewable products include ethanol, biodiesel, renewable diesel and relevant feedstocks. Our direct exposure to changes in commodity prices is limited to product sales out of our Tacoma, Washington terminal and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue.

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from the pipeline, ship, barge or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; heat residual fuel oils and asphalt stored in our tanks; and distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

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

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the U.S./Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government, which the customer expects in the second half of 2023. We have previously filed revised tariffs with the FERC to support such activities.

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

West Coast Operations. Our West Coast terminals consist of three active product terminals with approximately 7.2 million barrels of aggregate active storage capacity. Our two California terminals are well positioned with pipeline connections to two of the three local refineries, one of the two local renewable fuels plants, the Northern California products pipeline distribution system and marine access to all three refineries and both renewable fuels plants in the San Francisco Bay area. Our Tacoma, Washington terminal is connected via pipeline to the four largest refineries in Washington and by marine to all five Washington refineries. The Tacoma terminal is the only independent terminal in the Puget Sound area with a unit train facility. The Tacoma terminal sells refined and renewable products and crude oil to major fuel producers and marketers in the Pacific Northwest. At our West Coast terminals, we handle crude oil, gasoline, diesel, jet fuel, gasoline blend stocks, fuel oil, Avgas, ethanol and other renewable products and feedstocks on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products. Our West Coast terminals primarily receive products from vessels, pipeline and rail facilities on behalf of our customers and distribute products primarily via vessel, pipeline, truck and rail facilities.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal and pipeline transportation operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 63% of the total revenue for the year ended December 31, 2022.

The fees we charge, our other sources of revenue and our direct costs and expenses are described below.

Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on a contractually established minimum volume of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, ancillary revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

The terminal revenue by category was as follows (in thousands):

	Terminal Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Terminaling services fees	$290,950	$276,481	$279,672
Management fees	14,420	12,322	10,942
Pipeline transportation fees	—	638	3,519
Terminal revenue	$305,370	$289,441	$294,133

Product sales, gross margin. Our product sales revenue refers to the sale of refined and renewable products at our terminal in Tacoma, Washington. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs.

The product sales, gross margin was as follows (in thousands):

	Product Sales, Gross Margin
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Product sales	$361,025	$231,239	$183,555
Cost of product sales	(347,302)	(218,395)	(171,727)
Product sales, gross margin	$13,723	$12,844	$11,828

The change in product sales and cost of product sales for the year ended December 31, 2022, is a result of increased product prices and volumes in 2022. The change in product sales and cost of product sales for the year ended December 31, 2021, is primarily a result of the COVID-19 impact on product prices in 2020.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

	Terminal Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast terminals	$86,612	$77,115	$76,907
Midwest terminals	10,269	10,504	10,267
Brownsville terminals	25,634	23,490	21,969
River terminals	14,466	13,998	11,700
Southeast terminals	69,849	78,123	89,520
West Coast terminals	91,286	80,332	79,133
Central services	7,254	5,879	4,637
Terminal revenue	$305,370	$289,441	$294,133

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

The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast terminals	$86,549	$77,061	$76,875
Midwest terminals	10,269	10,504	8,358
Brownsville terminals	19,723	17,595	15,071
River terminals	14,466	13,998	11,700
Southeast terminals	68,699	77,031	88,573
West Coast terminals	91,244	80,292	79,095
Central services	—	—	—
Terminaling services fees	$290,950	$276,481	$279,672

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2022 is primarily due to contracting available capacity and increased ancillary fees.

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

The increase in terminaling services fees at our Brownsville terminals for the years ended December 31, 2022 and 2021 is primarily a result of placing into service approximately 0.2 million barrels of new tank capacity and construction of gasoline railcar loading capabilities during the first quarter of 2021 and increased ancillary fees.

The increase in terminaling services fees at our River terminals for the year ended December 31, 2021 is primarily a result of contracting available capacity.

The decrease in terminaling services fees at our Southeast terminals for the years ended December 31, 2022 and 2021 is primarily due to available capacity at our Collins, Mississippi terminal.

The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2022 is primarily a result of placing various growth projects into service during the first quarter of 2022 and increased ancillary fees. The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2021 is primarily a result of contracting available capacity and re-contracting capacity at higher rates.

Included in terminaling services fees for the years ended December 31, 2022, 2021 and 2020 are fees charged to affiliates of approximately $11.8 million, $12.5 million and $11.3 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Firm commitments	$222,635	$222,760	$229,362
Ancillary	68,315	53,721	50,310
Terminaling services fees	$290,950	$276,481	$279,672

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2022 were as follows (in thousands):

Less than 1 year remaining	$59,653	26%
1 year or more, but less than 3 years remaining	85,892	39%
3 years or more, but less than 5 years remaining	35,236	16%
5 years or more remaining (1)	41,854	19%
Total firm commitments for the year ended December 31, 2022	$222,635
(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast terminals	$63	$54	$32
Midwest terminals	—	—	—
Brownsville terminals	5,911	5,257	5,288
River terminals	—	—	—
Southeast terminals	1,150	1,092	947
West Coast terminals	42	40	38
Central services	7,254	5,879	4,637
Management fees	$14,420	$12,322	$10,942

Included in management fees for the years ended December 31, 2022, 2021 and 2020 are fees charged to affiliates of approximately $13.2 million, $11.2 million and $9.9 million, respectively.

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

The pipeline transportation fees by business segments were as follows (in thousands):

	Pipeline Transportation Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast terminals	$—	$—	$—
Midwest terminals	—	—	1,909
Brownsville terminals	—	638	1,610
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Central services	—	—	—
Pipeline transportation fees	$—	$638	$3,519

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

	Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Wages and employee benefits	$53,494	$51,062	$48,786
Utilities and communication charges	14,258	11,185	11,035
Repairs and maintenance	12,501	13,347	15,935
Property taxes and rentals	19,715	18,503	16,061
Vehicles and fuel costs	1,296	1,087	1,089
Environmental compliance costs	4,489	5,283	3,939
Additive detergent expense	4,190	2,815	2,492
Contract services	2,498	2,538	2,435
Other	6,195	5,281	6,245
Operating costs and expenses	$118,636	$111,101	$108,017

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast terminals	$23,550	$22,541	$20,946
Midwest terminals	1,856	2,222	2,942
Brownsville terminals	10,240	9,310	9,749
River terminals	6,681	6,328	5,777
Southeast terminals	25,754	24,319	23,498
West Coast terminals	34,794	31,732	31,281
Central services	15,761	14,649	13,824
Operating costs and expenses	$118,636	$111,101	$108,017

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2022, 2021 and 2020 were approximately $29.5 million, $24.8 million and $23.1 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2022 is primarily attributable to higher inflation, compensation costs and legal costs. The increase in general and administrative expenses for the year ended December 31, 2021 is primarily attributable to higher incentive compensation costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2022, 2021 and 2020, insurance expense was approximately $6.3 million, $6.3 million and $5.8 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with deferred compensation awards was approximately $3.8 million, $15.8 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in deferred compensation expense for the year ended December 31, 2021 is primarily attributable to our indirect parent company, Pike Petroleum Holdings, LLC, repurchasing and cancelling class B units that were granted by Pike West Coast Holdings, LLC prior to the Pacific Northwest Contribution for approximately $12.5 million. The cash payment for the repurchase and cancellation of the class B units was made by Pike Petroleum Holdings, LLC, accordingly we have accounted for this as a non-cash transaction in our consolidated statements of equity and consolidated statements of cash flows.

Depreciation and amortization expenses for the years ended December 31, 2022, 2021 and 2020 was approximately $71.1 million, $68.5 million and $66.0 million, respectively. The increase in depreciation and amortization expense for the years ended December 31, 2022 and 2021 is primarily attributable to placing terminal expansion projects in service.

Interest expense for the years ended December 31, 2022, 2021 and 2020 was approximately $52.3 million, $42.7 million and $46.1 million, respectively. Interest expense for the years ended December 31, 2022, 2021 and 2020 is offset by an unrealized gain on interest rate swap agreements of approximately $16.0 million, $1.8 million and $0.4 million, respectively. The increase in interest expense for the year ended December 31, 2022 is primarily attributable to increased debt related to the Pacific Northwest Contribution on November 17, 2021 and increases in LIBOR based interest rates. The decrease in interest expense for the year ended December 31, 2021 is primarily attributable to decreases in LIBOR based interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2022 and 2021, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
BOSTCO	42.5%	42.5%	$195,770	$200,301
Olympic Pipeline Company	30%	30%	77,934	80,941
SeaPort Midstream	51%	51%	30,788	29,136
Frontera	50%	50%	21,340	22,314
Total investments in unconsolidated affiliates			$325,832	$332,692

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$5,442	$5,248	$3,933
Olympic Pipeline Company	3,096	8,055	1,766
SeaPort Midstream	1,652	585	1,592
Frontera	940	1,858	2,565
Total earnings from investments in unconsolidated affiliates	$11,130	$15,746	$9,856

The decrease in earnings from our investment in Olympic Pipeline Company for the year ended December 31, 2022 is attributable to decreased volumes shipped on the pipeline and more spend on repairs. The increase in earnings from our investment in Olympic Pipeline Company for the year ended December 31, 2021 is attributable to increased tariff rates and volumes shipped on the pipeline and less spend on repairs.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$—	$4,051	$7,257
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	—	—	—
Additional capital investments in unconsolidated affiliates	$—	$4,051	$7,257

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$9,973	$10,910	$11,021
Olympic Pipeline Company	6,103	4,599	2,785
SeaPort Midstream	—	—	—
Frontera	1,914	3,580	2,211
Cash distributions received from unconsolidated affiliates	$17,990	$19,089	$16,017

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net cash provided by operating activities	$94,510	$125,480	$134,401
Net cash used in investing activities	$(54,492)	$(334,939)	$(81,906)
Net cash provided by (used in) financing activities	$(45,275)	$212,253	$(59,126)

The approximately $31.0 million decrease in net cash provided by operating activities for the year ended December 31, 2022 is primarily attributable to the timing of working capital requirements related to the Pacific Northwest Contribution on November 17, 2021. The approximately $8.9 million decrease in net cash provided by operating activities for the year ended December 31, 2021 is primarily related to timing of distributions from our unconsolidated affiliates and working capital requirements.

The change in net cash used in investing activities for the years ended December 31, 2022 and 2021, includes a distribution to Arclight of approximately $256.3 million for the Pacific Northwest Contribution and the termination of a $10.2 million short-term loan from the Company to an ArcLight affiliate in contemplation of the contribution on November 17, 2021. This was partially offset by an approximately $9.9 million and $11.5 million decrease in construction spend in 2022 and 2021, respectively.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2024. At December 31, 2022, the remaining expenditures to complete the approved projects are estimated to be approximately $35 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The change in net cash provided by (used in) financing activities for the years ended December 31, 2022 and 2021 is primarily attributable to the Company entering into an agreement for a $1 billion senior secured term loan on November 17, 2021. A portion of the proceeds from the $1 billion senior secured term loan were used, at the time of the closing, for the repayment of debt of approximately $549.9 million, distributions to TLP Finance for debt service of approximately $174.2 million, and approximately $21.5 million of debt issuance costs.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2022 and 2021.

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

					Twelve
	Three months ended				months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2022	2022	2022	2022	2022
Financial performance covenant tests:
Net earnings	$5,871	$11,059	$22,242	$2,777	$41,949
Interest expense	14,573	14,347	2,599	20,731	52,250
Deferred debt issuance costs	1,008	1,039	3,712	994	6,753
State franchise taxes (income taxes)	415	625	578	488	2,106
Depreciation and amortization	17,500	17,629	17,886	18,091	71,106
Deferred compensation	1,444	776	786	772	3,778
One-time acquisition expenses	—	193	—	—	193
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,076	4,050	4,735	4,975	17,836
Consolidated EBITDA (1)	$44,887	$49,718	$52,538	$48,828	$195,971
Maintenance capital	(3,255)	(4,107)	(6,364)	(10,567)	(24,293)
Total	$41,632	$45,611	$46,174	$38,261	$171,678

Debt service:
Interest expense	$14,573	$14,347	$2,599	$20,731	$52,250
Unrealized gain on interest rate swap agreements	—	—	15,763	188	15,951
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$17,073	$16,847	$20,862	$23,419	$78,201

Credit Agreement debt service coverage ratio (>1.1x)					2.20

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

Contractual obligations and contingencies. See Note 11 and Note 13 of Notes to consolidated financial statements for information regarding our debt obligations and our leases and other commitments, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under our senior secured term loan and revolving credit facility. Borrowings under our senior secured term loan and revolving credit facility bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2022 and 2021, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $500 million and $nil, respectively. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2022, 2021 and 2020 we recognized an unrealized gain on interest rate swap agreements of approximately $16.0 million, $1.8 million and $0.4 million, respectively. The fair value of our interest rate swap agreements was determined using a pricing model based on the LIBOR swap rate and other observable market data. At December 31, 2022, we had outstanding borrowings of $990 million under our senior secured term loan and $nil under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2022, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $4.9 million.

We sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Our direct exposure to changes in commodity prices is limited to these product sales and the value of product gains and losses arising from terminaling services agreements with certain customers, which accounts for a small portion of our revenue. We do not use derivative commodity instruments to manage the commodity risk associated with the product we may own at any given time.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, effective November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company (the “Pacific Northwest Contribution”) and was recorded at carryover basis as a reorganization of entities under common control. As such, all periods presented include the assets, liabilities, and results of operations of the Pacific Northwest Contribution.

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

March 10, 2023

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$13,016	$18,273
Trade accounts receivable	46,060	20,028
Due from affiliates	3,850	2,397
Inventory	6,645	5,333
Other current assets	15,699	6,492
Total current assets	85,270	52,523
Property, plant and equipment, net	835,907	851,483
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	325,832	332,692
Right-of-use assets, operating leases	50,718	48,522
Other assets, net	59,710	53,146
	$1,376,023	$1,356,952
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$25,349	$14,568
Operating lease liabilities	3,600	3,665
Accrued liabilities	43,420	37,751
Current debt	10,000	10,000
Total current liabilities	82,369	65,984
Deferred revenue	1,220	3,334
Long-term operating lease liabilities	49,077	46,643
Long-term debt	1,257,219	1,263,940
Total liabilities	1,389,885	1,379,901
Commitments and contingencies (Note 13)
Equity:
Member interest	(13,862)	(22,949)
Total equity	(13,862)	(22,949)
	$1,376,023	$1,356,952

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenue:
Terminal revenue	$305,370	$289,441	$294,133
Product sales	361,025	231,239	183,555
Total revenue	666,395	520,680	477,688
Costs and expenses:
Cost of product sales	(347,302)	(218,395)	(171,727)
Operating	(118,636)	(111,101)	(108,017)
General and administrative	(29,462)	(24,790)	(23,147)
Insurance	(6,289)	(6,260)	(5,837)
Deferred compensation	(3,778)	(15,763)	(2,173)
Depreciation and amortization	(71,106)	(68,484)	(66,034)
Total costs and expenses	(576,573)	(444,793)	(376,935)
Earnings from unconsolidated affiliates	11,130	15,746	9,856
Operating income	100,952	91,633	110,609
Other expenses:
Interest expense	(52,250)	(42,661)	(46,056)
Deferred debt issuance costs	(6,753)	(10,637)	(3,694)
Total other expenses	(59,003)	(53,298)	(49,750)
Net earnings	$41,949	$38,335	$60,859

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(in thousands)

		Member
	Predecessor	interest	Total
Balance December 31, 2019	$73,760	$324,087	$397,847
Contributions from parent entities	—	313	313
Distributions to TLP Finance Holdings, LLC for debt service	—	(50,455)	(50,455)
Distributions to parent entities	(7)	—	(7)
Net earnings (loss) for year ended December 31, 2020	(489)	61,348	60,859
Balance December 31, 2020	73,264	335,293	408,557
Contributions from parent entities	—	15,124	15,124
Distributions to TLP Finance Holdings, LLC for debt service	—	(218,491)	(218,491)
Contribution of Pacific Northwest at carryover basis	(84,697)	(181,777)	(266,474)
Net earnings for year ended December 31, 2021	11,433	26,902	38,335
Balance December 31, 2021	—	(22,949)	(22,949)
Contributions from parent entities	—	1,935	1,935
Distributions to TLP Finance Holdings, LLC for debt service	—	(34,797)	(34,797)
Net earnings for year ended December 31, 2022	—	41,949	41,949
Balance December 31, 2022	$—	$(13,862)	$(13,862)

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$41,949	$38,335	$60,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,106	68,484	66,034
Earnings from unconsolidated affiliates	(11,130)	(15,746)	(9,856)
Distributions from unconsolidated affiliates	17,990	19,089	16,017
Equity-based compensation	1,676	13,410	—
Amortization of deferred debt issuance costs	4,090	10,637	3,694
Amortization of deferred revenue	(2,114)	(1,486)	(170)
Unrealized gain on interest rate swap agreements	(15,951)	(1,825)	(426)
Other income (sale of land)	(488)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(24,914)	(7,557)	8,165
Due from affiliates	(1,453)	(771)	381
Inventory	(1,312)	(504)	4,205
Other current assets	(3,667)	(15)	667
Long-term customer receivables	530	811	(1,130)
Right-of-use assets, operating leases	3,191	3,276	2,816
Other assets, net	49	—	437
Trade accounts payable	12,307	1,281	(13,471)
Accrued liabilities	5,669	1,373	(986)
Operating lease liabilities	(3,018)	(3,312)	(2,835)
Net cash provided by operating activities	94,510	125,480	134,401
Cash flows from investing activities:
Payment for contribution of Pacific Northwest	—	(266,474)	—
Investments in unconsolidated affiliates	—	(4,051)	(7,257)
SeaPort Midstream member loan	—	—	1,291
Capital expenditures	(54,492)	(64,414)	(75,940)
Net cash used in investing activities	(54,492)	(334,939)	(81,906)
Cash flows from financing activities:
Repayments of senior secured term loan	(10,000)	—	—
Repayments of SeaPort Financing term loan	—	(199,063)	(8,577)
Proceeds from senior secured term loan	—	1,000,000	—
Borrowings under revolving credit facility	110,700	142,200	99,400
Repayments under revolving credit facility	(110,700)	(492,600)	(99,700)
Senior notes repurchase	—	—	(100)
Debt issuance costs	(737)	(21,507)	—
Contributions from parent entities	259	1,714	313
Distributions to TLP Finance Holdings, LLC for debt service	(34,797)	(218,491)	(50,455)
Distributions to parent entities	—	—	(7)
Net cash provided by (used in) financing activities	(45,275)	212,253	(59,126)
Increase (decrease) in cash and cash equivalents	(5,257)	2,794	(6,631)
Cash and cash equivalents at beginning of period	18,273	15,479	22,110
Cash and cash equivalents at end of period	$13,016	$18,273	$15,479
Supplemental disclosures of cash flow information:
Cash paid for interest	$71,748	$43,680	$46,475
Property, plant and equipment acquired with accounts payable	$5,439	$6,967	$9,565
Additions to right-of-use assets obtained from new operating lease liabilities	$5,387	$17,918	$—
Non-cash contributions from parent entities	$1,935	$15,124	$313

On December 30, 2022 we sold land for approximately $1.1 million, which is included in accounts receivable at December 31, 2022. We recorded a gain of approximately $0.5 million and a non-cash reduction to property, plant and equipment of approximately $0.6 million related to the sale of land.

See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

TransMontaigne Partners LLC (“we,” “us,” “our,” “the Company”) provides integrated terminaling, storage, transportation and related services for companies engaged in the trading, distribution and marketing of light refined petroleum products, heavy refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, in the Southeast and along the West Coast. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington.

On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound Terminal, LLC (“SeaPort Sound”), which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream Partners, LLC (“SeaPort Midstream”), which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, prior periods include the assets, liabilities, and results of operations of the Pacific Northwest Contribution for all periods presented (see Note 3 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2022 and 2021 and our results of operations for the years ended December 31, 2022, 2021 and 2020.

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

Product sales. Our product sales revenue refers to the sale of refined and renewable products at our terminal in Tacoma, Washington. Product sales revenue pricing is contractually specified, and we have determined that each transaction represents a separate performance obligation. Product sales revenue is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product supply and transportation costs, as we are responsible for fulfilling the promise in the sales contract and maintain inventory risk. Product sales revenue is accounted for in accordance with ASC 606.

(d) Cash and cash equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At December 31, 2022 and 2021, our refined products inventory was approximately $4.1 million and $2.8 million, respectively. At both December 31, 2022 and 2021, our renewable products inventory was approximately $2.5 million. We did not recognize any adjustments to the lower of cost or net realizable value during the years ended December 31, 2022 and 2021.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2022, 2021 and 2020.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2022, 2021 and 2020.

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

At December 31, 2022 and 2021, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $500 million and $nil, respectively. Pursuant to the terms of the current interest rate swap agreements that expire August 18, 2025, we pay a blended fixed rate of approximately 2.87% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2022, 2021 and 2020 we recognized an unrealized gain on interest rate swap agreements of approximately $16.0 million, $1.8 million and $0.4 million, respectively. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data.

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

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2022, 2021 and 2020 we recognized approximately $5.9 million, $5.3 million and $5.3 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have three terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in January 2024, June 2023 and June 2024, subject to automatic renewals unless terminated by either party upon 90 days’ to 180 days’ prior notice. In exchange for its minimum throughput commitments, we have agreed to provide Frontera with approximately 301,000 barrels of storage capacity for the year ended December 31, 2022 and 412,000 barrels of storage capacity for the years ended December 31, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020 we recognized revenue related to these agreements of approximately $1.8 million, $3.5 million and $2.6 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2022, 2021 and 2020 we recognized revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $10.0 million, $9.0 million and $8.6 million, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2023, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2022, 2021 and 2020 we recognized revenue related to this operations and administrative agreement of approximately $3.9 million, $3.8 million and $3.3 million, respectively.

Terminaling services agreement— SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. For the years ended December 31, 2022, 2021 and 2020 we recognized expense related to this agreement of approximately $0.4 million, $nil and $nil, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. For the years ended December 31, 2022, 2021 and 2020 we recognized revenue related to reimbursements from these affiliates of approximately $3.4 million, $2.1 million and $1.3 million, respectively.

Services agreement—TransMontaigne Management Company. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TMS and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. For the years ended December 31, 2022, 2021 and 2020 aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.5 million, $3.2 million and $2.7 million, respectively.

(3) CONTRIBUTION OF TERMINAL ASSETS

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast, a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company in exchange for payments to certain lenders of SeaPort Financing, LLC (a wholly owned subsidiary of Pike West Coast) in the amount of approximately $198.2 million and a distribution to Arclight in the amount of approximately $256.3 million. In addition, a $10.2 million short-term loan from the Company to an ArcLight affiliate was terminated in contemplation of the contribution. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the U.S. Pacific Northwest (the “Pacific Northwest Contribution”).

Pike West Coast owns a 100% ownership interest in SeaPort Financing, LLC. SeaPort Financing, LLC owns a 100% ownership interest in SeaPort Sound, which owns a refined and renewable products terminal in Tacoma, Washington, a 51% ownership interest in SeaPort Midstream, which owns refined and renewable products terminals in both Seattle, Washington and Portland, Oregon, and a 30% ownership interest in Olympic Pipeline Company, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Trade accounts receivable	$46,060	$20,028

The following table presents a roll forward of our allowance for credit losses (in thousands):

	Balance at			Balance at
	beginning	Charged to		end of
	of period	expenses	Deductions	period
2022	$—	$—	$—	$—
2021	$—	$—	$—	$—
2020	$127	$—	$(127)	$—

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Customer A	13%	7%	2%
Customer B	8%	11%	7%
Customer C	8%	10%	9%
Customer D	—%	—%	10%

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Unrealized gain on interest rate swap agreements	$5,613	$—
Prepaid insurance	1,198	1,913
Additive detergent	1,666	1,055
Amounts due from insurance companies	2,340	414
Deposits and other assets	4,882	3,110
	$15,699	$6,492

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2022 and 2021, we have recognized amounts due from insurance companies of approximately $2.3 million and $0.4 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2022, we received reimbursements from insurance companies of approximately $0.4 million and increased our estimate of our probable insurance recoveries by approximately $2.3 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Land	$104,017	$104,647
Terminals, pipelines and equipment	1,333,771	1,266,086
Furniture, fixtures and equipment	17,880	16,986
Construction in progress	17,362	32,997
	1,473,030	1,420,716
Less accumulated depreciation	(637,123)	(569,233)
	$835,907	$851,483

At December 31, 2022 and 2021, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $585.9 million and $597.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At December 31, 2022 and 2021, our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2022 and 2021 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges for each of the years ended December 31, 2022, 2021 and 2020. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2022 and 2021, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
BOSTCO	42.5%	42.5%	$195,770	$200,301
Olympic Pipeline Company	30%	30%	77,934	80,941
SeaPort Midstream	51%	51%	30,788	29,136
Frontera	50%	50%	21,340	22,314
Total investments in unconsolidated affiliates			$325,832	$332,692

At December 31, 2022 and 2021, our investment in BOSTCO includes approximately $6.1 million and $6.2 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At December 31, 2022 and 2021, our investment in Olympic Pipeline Company includes approximately $5.7 million and $6.0 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$5,442	$5,248	$3,933
Olympic Pipeline Company	3,096	8,055	1,766
SeaPort Midstream	1,652	585	1,592
Frontera	940	1,858	2,565
Total earnings from investments in unconsolidated affiliates	$11,130	$15,746	$9,856

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$—	$4,051	$7,257
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	—	—	—
Additional capital investments in unconsolidated affiliates	$—	$4,051	$7,257

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
BOSTCO	$9,973	$10,910	$11,021
Olympic Pipeline Company	6,103	4,599	2,785
SeaPort Midstream	—	—	—
Frontera	1,914	3,580	2,211
Cash distributions received from unconsolidated affiliates	$17,990	$19,089	$16,017

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	December 31,	December 31,
	2022	2021
Current assets	$58,253	$57,797
Long-term assets	770,715	760,169
Current liabilities	(41,711)	(38,701)
Long-term liabilities	(63,585)	(44,144)
Net assets	$723,672	$735,121

Statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenue	$195,172	$193,533	$167,912
Expenses	(163,751)	(148,250)	(142,838)
Net income	$31,421	$45,283	$25,074

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Customer relationships, net of accumulated amortization of $18,108 and $14,913, respectively	$47,422	$50,617
Unrealized gain on interest rate swap agreements	10,338	—
SeaPort Midstream member loan	1,259	1,259
Long-term customer receivables	6	536
Deposits and other assets	685	734
	$59,710	$53,146

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We have not taken an impairment on customer relationships in the years presented. Expected future amortization expense for the customer relationships as of December 31, 2022 is as follows (in thousands):

	Years ending December 31,
	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$3,195	$3,195	$3,195	$3,195	$3,195	$31,447

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both December 31, 2022 and 2021, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

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

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Accrued compensation expense	$13,384	$12,497
Customer advances and deposits	11,816	10,572
Interest payable	8,346	8,605
Accrued property taxes	4,349	2,346
Accrued environmental obligations	1,363	1,812
Accrued expenses and other	4,162	1,919
	$43,420	$37,751

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At December 31, 2022 and 2021, we have accrued environmental obligations of approximately $1.4 million and $1.8 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2022, we received reimbursements from insurance companies and made payments of approximately $1.1 million and increased our estimate of our probable insurance recoveries by approximately $0.7 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2022	$1,812	$(1,188)	$739	$1,363
2021	$1,211	$(860)	$1,461	$1,812
2020	$1,841	$(557)	$(73)	$1,211

(11) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Senior secured term loan outstanding	$990,000	$1,000,000
Revolving credit facility outstanding	—	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(22,681)	(25,960)
Total debt	1,267,219	1,273,940
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,257,219	$1,263,940
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes. For the years ended December 31, 2022 and 2021, amortization of deferred debt issuance costs was approximately $4.1 million and $10.6 million, respectively. For the years ended December 31, 2022 and 2021, expense related to one-time debt issuance costs to secure mortgages related to the Credit Agreement was approximately $2.7 million and $nil, respectively.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2022 and 2021.

The Credit Agreement replaces, in its entirety, our revolving credit facility, which provided for a maximum borrowing line of credit equal to $850 million and was set to mature in March 2022.

For the years ended December 31, 2022, 2021 and 2020, the weighted average interest rate on borrowings was approximately 5.2%, 4.6% and 5.6%, respectively. At December 31, 2022 and 2021, our outstanding letters of credit were $0.4 million and $1.7 million, respectively.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $2.1 million, $2.4 million and $2.2 million is included in deferred compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On December 31, 2021, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the years ended December 31, 2022 and 2021, we recognized approximately $1.7 million and $0.9 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the years ended December 31, 2022 and 2021 of approximately $5.4 million and $17.9 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the years ended December 31, 2022, 2021 and 2020, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Operating leases	$5,573	$5,300	$4,723
Variable lease costs (including insignificant short-term leases)	1,627	1,150	849
Sublease income as primary obligor	(1,080)	(999)	(1,000)
Total lease costs	$6,120	$5,451	$4,572

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash outflows for operating leases	$5,400	$5,334	$4,742
Weighted average remaining lease term (years)	27.95	29.26	18.35
Weighted average discount rate	4.5%	4.7%	5.2%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2022 and related imputed interest was as follows (in thousands):

Years ending December 31:
2023	$5,525
2024	5,321
2025	4,883
2026	3,568
2027	3,437
Thereafter	69,703
Total lease payments	92,437
Less imputed interest	(39,760)
Present value of operating lease liabilities	$52,677

Contract commitments. At December 31, 2022, we have contractual commitments of approximately $21.3 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2022 and 2021.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments. The carrying amount of our interest rate swaps is equal to fair value and was determined using a pricing model based on the LIBOR swap rate and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

Debt. The estimated fair value of our $990 million senior secured term loan at December 31, 2022 was approximately $969 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at December 31, 2022 was approximately $257.9 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

Non-financial assets. The Company’s non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$183,595	$184,082	$198,165
Firm commitments (ASC 606 revenue)	39,040	38,678	31,197
Total firm commitments revenue	222,635	222,760	229,362
Ancillary revenue (ASC 606 revenue)	66,285	51,787	46,307
Ancillary revenue (ASC 842 revenue)	2,030	1,934	4,003
Total ancillary revenue	68,315	53,721	50,310
Total terminaling services fees	290,950	276,481	279,672
Product sales (ASC 606 revenue)	361,025	231,239	183,555
Management fees (ASC 606 revenue)	12,932	10,870	9,731
Management fees (ASC 842 revenue)	1,488	1,452	1,211
Total management fees	14,420	12,322	10,942
Pipeline transportation fees (ASC 842 revenue)	—	638	3,519
Total revenue	$666,395	$520,680	$477,688

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2023	$1,808	$514	$2,913	$547	$9,492	$12,949	$—	$28,223
2024	250	32	2,254	—	6,965	1,015	—	10,516
2025	—	—	2,239	—	5,160	530	—	7,929
2026	—	—	547	—	5,160	—	—	5,707
2027	—	—	—	—	4,300	—	—	4,300
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$2,058	$546	$7,953	$547	$31,077	$14,494	$—	$56,675

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2022 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2023	$168,090
2024	118,503
2025	86,617
2026	60,517
2027	44,821
Thereafter	436,250
Total estimated future ASC 842 revenue	$914,798

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

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2021	$12,792	$7,236	$20,028
Trade accounts receivable at December 31, 2022	$33,127	$12,933	$46,060

	Contracts under
	ASC 606	ASC 842	Total
Long-term customer receivables at December 31, 2021	$—	$536	$536
Long-term customer receivables at December 31, 2022	$—	$6	$6

Revenue recognized during the year ended December 31, 2022, from amounts included in long-term customer receivables at December 31, 2021, was $nil for contracts under ASC 606 and approximately $0.5 million for contracts under ASC 842.

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2021	$1,301	$12,605	$13,906
Contract liabilities at December 31, 2022	$1,574	$11,462	$13,036

Revenue recognized during the year ended December 31, 2022, from amounts included in contract liabilities at December 31, 2021, was approximately $1.2 million for contracts under ASC 606 and approximately $12.2 million for contracts under ASC 842.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins” for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less cost of product sales and operating costs and expenses. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of the Frontera joint venture, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate or manage, including for affiliate terminals owned by ArcLight. In addition, Central services represent the cost of employees at affiliate terminals owned by ArcLight that we operate. We receive a fee from these affiliates based on our costs incurred.

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Gulf Coast Terminals:
Terminaling services fees	$86,549	$77,061	$76,875
Management fees	63	54	32
Revenue	86,612	77,115	76,907
Operating costs and expenses	(23,550)	(22,541)	(20,946)
Net margins	63,062	54,574	55,961
Midwest Terminals:
Terminaling services fees	10,269	10,504	8,358
Pipeline transportation fees	—	—	1,909
Revenue	10,269	10,504	10,267
Operating costs and expenses	(1,856)	(2,222)	(2,942)
Net margins	8,413	8,282	7,325
Brownsville Terminals:
Terminaling services fees	19,723	17,595	15,071
Management fees	5,911	5,257	5,288
Pipeline transportation fees	` —	638	1,610
Revenue	25,634	23,490	21,969
Operating costs and expenses	(10,240)	(9,310)	(9,749)
Net margins	15,394	14,180	12,220
River Terminals:
Terminaling services fees	14,466	13,998	11,700
Revenue	14,466	13,998	11,700
Operating costs and expenses	(6,681)	(6,328)	(5,777)
Net margins	7,785	7,670	5,923
Southeast Terminals:
Terminaling services fees	68,699	77,031	88,573
Management fees	1,150	1,092	947
Revenue	69,849	78,123	89,520
Operating costs and expenses	(25,754)	(24,319)	(23,498)
Net margins	44,095	53,804	66,022
West Coast Terminals:
Product sales	361,025	231,239	183,555
Terminaling services fees	91,244	80,292	79,095
Management fees	42	40	38
Revenue	452,311	311,571	262,688
Cost of product sales	(347,302)	(218,395)	(171,727)
Operating costs and expenses	(34,794)	(31,732)	(31,281)
Costs and expenses	(382,096)	(250,127)	(203,008)
Net margins	70,215	61,444	59,680
Central Services:
Management fees	7,254	5,879	4,637
Revenue	7,254	5,879	4,637
Operating costs and expenses	(15,761)	(14,649)	(13,824)
Net margins	(8,507)	(8,770)	(9,187)
Total net margins	200,457	191,184	197,944
General and administrative	(29,462)	(24,790)	(23,147)
Insurance	(6,289)	(6,260)	(5,837)
Deferred compensation	(3,778)	(15,763)	(2,173)
Depreciation and amortization	(71,106)	(68,484)	(66,034)
Earnings from unconsolidated affiliates	11,130	15,746	9,856
Operating income	100,952	91,633	110,609
Other expenses (interest and deferred debt issuance costs)	(59,003)	(53,298)	(49,750)
Net earnings	$41,949	$38,335	$60,859

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$91,286	$7,254	$305,370
Product sales	—	—	—	—	—	361,025	—	361,025
Revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$452,311	$7,254	$666,395
Capital expenditures	$11,484	$816	$5,114	$1,963	$10,310	$24,017	$788	$54,492
Identifiable assets	$138,636	$16,102	$115,543	$46,610	$241,668	$446,088	$10,879	$1,015,526
Cash and cash equivalents								13,016
Investments in unconsolidated affiliates								325,832
Other								21,649
Total assets								$1,376,023

	Year ended December 31, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$80,332	$5,879	$289,441
Product sales	—	—	—	—	—	231,239	—	231,239
Revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$311,571	$5,879	$520,680
Capital expenditures	$9,045	$360	$10,748	$4,915	$10,720	$28,471	$155	$64,414
Identifiable assets	$137,204	$16,825	$111,714	$49,060	$243,684	$433,867	$9,165	$1,001,519
Cash and cash equivalents								18,273
Investments in unconsolidated affiliates								332,692
Other								4,468
Total assets								$1,356,952

	Year ended December 31, 2020

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$76,907	$10,267	$21,969	$11,700	$89,520	$79,133	$4,637	$294,133
Product sales	—	—	—	—	—	183,555	—	183,555
Revenue	$76,907	$10,267	$21,969	$11,700	$89,520	$262,688	$4,637	$477,688
Capital expenditures	$9,491	$933	$22,116	$9,314	$22,091	$10,841	$1,154	$75,940

(17) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2022	2022	2022	2022	2022

	(in thousands)
Revenue:
Terminal revenue	$75,051	$74,340	$77,833	$78,146	$305,370
Product sales	71,679	108,195	100,840	80,311	361,025
Total revenue	146,730	182,535	178,673	158,457	666,395
Cost of product sales	(69,453)	(103,709)	(96,173)	(77,967)	(347,302)
Operating	(30,802)	(28,194)	(29,705)	(29,935)	(118,636)
General and administrative	(7,755)	(7,708)	(6,967)	(7,032)	(29,462)
Insurance	(1,552)	(1,703)	(1,525)	(1,509)	(6,289)
Deferred compensation	(1,444)	(776)	(786)	(772)	(3,778)
Depreciation and amortization	(17,500)	(17,629)	(17,886)	(18,091)	(71,106)
Earnings from unconsolidated affiliates	3,228	3,629	2,922	1,351	11,130
Operating income	21,452	26,445	28,553	24,502	100,952
Interest expense	(14,573)	(14,347)	(2,599)	(20,731)	(52,250)
Deferred debt issuance costs	(1,008)	(1,039)	(3,712)	(994)	(6,753)
Net earnings	$5,871	$11,059	$22,242	$2,777	$41,949

	Three months ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2021	2021	2021	2021	2021

	(in thousands)
Revenue:
Terminal revenue	$73,108	$71,341	$72,301	$72,691	$289,441
Product sales	29,438	68,651	70,083	63,067	231,239
Total revenue	102,546	139,992	142,384	135,758	520,680
Cost of product sales	(26,616)	(65,380)	(65,769)	(60,630)	(218,395)
Operating	(29,035)	(26,982)	(26,738)	(28,346)	(111,101)
General and administrative	(5,541)	(5,609)	(7,425)	(6,215)	(24,790)
Insurance	(1,519)	(1,574)	(1,580)	(1,587)	(6,260)
Deferred compensation	(861)	(356)	(355)	(14,191)	(15,763)
Depreciation and amortization	(16,945)	(17,138)	(17,149)	(17,252)	(68,484)
Earnings from unconsolidated affiliates	3,617	4,427	3,791	3,911	15,746
Operating income	25,646	27,380	27,159	11,448	91,633
Interest expense	(10,087)	(10,378)	(10,249)	(11,947)	(42,661)
Deferred debt issuance costs	(963)	(971)	(982)	(7,721)	(10,637)
Net earnings	$14,596	$16,031	$15,928	$(8,220)	$38,335

(18) SUBSEQUENT EVENTS

In February 2023, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, borrowed $75 million on our revolving credit facility and made a $75 million distribution to our parent, TLP Finance Holdings, LLC for debt service at TLP Finance Holdings, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2022.

March 10, 2023

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TLP Finance, an indirect controlled subsidiary of ArcLight, is our sole equity-holder and manages our operations and activities. Our company’s executive officers are employees of TMC, a wholly owned subsidiary of ArcLight. As a result, our management activities are entirely conducted by a wholly owned subsidiary of ArcLight. As we are managed by TLP Finance, we do not have a board of directors and the decisions of TLP Finance are not governed by any specific policies. TLP Finance may adopt certain policies governing its decision-making processes with respect to our management in the future.

Corporate Governance Guidelines; Code of Business Conduct and Ethics

We have adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics for Senior Financial Officers applies to the senior financial officers of the Company, including the chief executive officer, the chief financial officer, the chief accounting officer, the chief operating officer and the president or persons performing similar functions.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees providing services to the Company and all officers of the Company.

Our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are available on our website at www.transmontaignepartners.com/investors/corporate-governance.

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

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of TMC, a wholly owned subsidiary of ArcLight, as of February 28, 2023:

Name	Age	Position
Frederick W. Boutin	67	Chief Executive Officer
James F. Dugan	65	Executive Vice President and Chief Operating Officer
Robert T. Fuller	53	Executive Vice President, Chief Financial Officer and Treasurer
Mark S. Huff	63	President
Matthew B. White	50	Executive Vice President, General Counsel and Secretary

Frederick W. Boutin has served as Chief Executive Officer of the Company since November of 2014. Prior to then he served as Executive Vice President and Chief Financial Officer beginning in January 2008. Mr. Boutin also managed business development and commercial contracting activities from December 2007 to July 2010 and from August 2013 to January 2015. Prior to February 1, 2016, Mr. Boutin also served in various other capacities since 1995. Prior to his affiliation with the Company, Mr. Boutin was a Vice President at Associated Natural Gas Corporation, and its successor Duke Energy Field Services, and a certified public accountant with Peat Marwick. Mr. Boutin holds a B.S. in Electrical Engineering and an M.S. in Accounting from Colorado State University.

James F. Dugan served as Executive Vice President and Chief Operating Officer of the Company since August 30, 2017. Mr. Dugan previously served as Executive Vice President, Engineering and Operations from June 30, 2017 to August 30, 2017 and served as the Senior Vice President, Engineering and Operations from January 2008 to June 30, 2017. Mr. Dugan joined the Company as Engineering Manager in 1998. He has over 16 years of experience in senior leadership positions overseeing domestic and international petroleum marine terminals, pipelines and engineering divisions. Mr. Dugan began his career as a Project Engineer for Gulf Interstate Energy in 1983 and in 1993 he joined Louis Dreyfus Energy as a Project Engineer. He has served on the Board of Directors for the International Liquid Terminals Association (ILTA) since 2011, and he holds certification through the American Petroleum Institute.

Robert T. Fuller has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since November of 2014. Prior to November of 2014, Mr. Fuller served as Vice President and Chief Accounting Officer of the Company since January 2011 and as its Assistant Treasurer since February 2012. Prior to his affiliation with the Company, Mr. Fuller spent 13 years as a certified public accountant with KPMG LLP. Mr. Fuller has a B.A. in Political Science from Fort Lewis College and a M.S. in Accounting from the University of Colorado. Mr. Fuller is licensed as a certified public accountant in Colorado.

Mark S. Huff has served as President of the Company since August 2017. Mr. Huff served as Executive Vice President, Commercial Operations of the Company from September 2016 to August 2017 and prior thereto as Senior Vice President, Commercial Operations since returning to the Company in January 2015. Prior thereto he served as Director of Business Development with Colonial Pipeline from November 2012 to January 2015 and as Managing Director of Vecenergy from 2008 to 2012. Mr. Huff was previously employed with a former affiliate of the Company from 1996 to 2007 where he was responsible at various times for the business development and product marketing activities of TransMontaigne Partners and its affiliates. Mr. Huff holds a B.S. in Nautical Science from the United States Merchant Marine Academy at Kings Point, NY.

Matthew B. White has served as Executive Vice President, General Counsel and Secretary of the Company and its subsidiaries since September 2021. Mr. White served as the Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from March 2021 to September 2021; as Vice President, Assistant General Counsel and Assistant Secretary from March 2017 to March 2021; and as Vice President and Assistant Secretary from March 2015 to March 2017. Prior to joining the Company, Mr. White served as in-house counsel to Oracle America Inc. and practiced at the law firm of Morrison & Foerster LLP. Mr. White received a B.S. in Civil Engineering from the United States Military Academy at West Point and a J.D. and M.B.A. from the University of Denver.

Management Succession

In November 2022, James F. Dugan announced his intent to retire from his position as Executive Vice President and Chief Operating Officer of the Company in March 2023. Upon Mr. Dugan’s retirement, Shawn L. Mongold will assume the role of Executive Vice President, Chief Operating Officer of the Company previously held by Mr. Dugan.

Shawn L. Mongold, age 51, previously served as Senior Vice President of Engineering and Technical Services beginning in August 2017. Mr. Mongold joined a former affiliate of the Company in 1996 as a staff engineer and has held several positions, including appointment to Director of Operations Technical Services in 2002, Executive Director of Technical Services in 2005, Vice President of Operations and Technical Services in 2008 and Senior Vice President of Engineering and Technical Services in 2017. Prior to his affiliation with the Company, Mr. Mongold worked for Mid-America Pipeline Company and OXY USA. Mr. Mongold earned a bachelor’s degree in electrical engineering from Oklahoma State University and holds licenses as a Professional Engineer and a Master Electrician.

In December 2022, Mark S. Huff announced his intent to retire from his position as President of the Company in April 2023. Effective as of January 1, 2023, the Company appointed Holly P. Kranzmann as Executive Vice President, Business Development. Ms. Kranzmann continues to report to Mr. Huff until his retirement.

Holly P. Kranzmann, age 57, has served as Executive Vice President, Business Development of the Company since January 2023. Ms. Kranzmann previously served as Senior Vice President, Business Development from April 30, 2022 to December 31, 2022. Prior to joining the Company, from September 2019 until April 2022, Ms. Kranzmann provided advisory and consulting services to various clients including transportation and logistics companies, renewable energy providers, major oil companies and government agencies. From November 2013 to August 2019, Ms. Kranzmann served as Vice President, Logistics Development for Tesoro Logistics (the master limited partnership owned by Tesoro Corporation, an independent refining and marketing company) which primarily transported, stored, gathered, processed and distributed crude oil, refined products, natural gas and other energy related commodities. Ms. Kranzmann received a B.B.A in Transportation and Logistics from Iowa State University.

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

The Company is not required to have, and does not have, a separately designated standing audit committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. The Company has determined that it is not necessary to designate, and has not designated, an “audit committee financial expert” as it is privately held and solely a voluntary filer with the Securities and Exchange Commission as required by the covenants contained in the Company’s outstanding senior notes. As we do not have a board of directors, there are no applicable board nomination procedures to report.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

We do not directly employ the persons responsible for the executive-level management of our business. Instead, we are managed by ArcLight, and our executive officers are employees of a wholly owned subsidiary of ArcLight, TMC, which also provides services to other ArcLight affiliates. As a result, we do not incur any direct compensation costs for our executive officers. Pursuant to a services agreement, we pay TMC a fee intended to reimburse TMC for the services provided to us by our executive officers (each of whom are employed by TMC). For additional information, refer to the discussion under the heading “Certain Relationships and Related Transactions, and Director Independence Relationship and Agreements With our Affiliates—TMC Services Agreement.”

Employment and Other Agreements

We have not entered into any employment agreements with any of our officers.

Compensation Committee Report

We do not have a compensation committee.

COMPENSATION OF DIRECTORS

We are managed by our sole equity-holder, TLP Finance, and we do not have a board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a compensation committee.

SAVINGS AND RETENTION PLAN

We have a savings and retention plan to compensate certain employees who provide services to the Company. The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Our executive officers as of February 28, 2023, Frederick W. Boutin, James F. Dugan, Mark S. Huff, Matthew B. White and Robert T. Fuller no longer receive awards under the plan. Shawn L. Mongold and Holly P. Kranzmann continue to receive awards under the plan. Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date.

Pursuant to the provisions of the plan, once participating employees reach the age and length of service thresholds set forth below, awards are immediately vested and become payable as set forth above, and such vested awards remain subject to forfeiture as specified in the plan. A person will satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of TMS or its affiliates, including us, or (c) age fifty and twenty years of service as an employee of TMS or its affiliates. Generally, only senior level management employees of TMS receive awards under the savings and retention plan. Although no assets are segregated or otherwise set aside with respect to a participant’s account, the amount ultimately payable to a participant shall be the amount credited to such participant’s account as if such account had been invested in some or all of the investment funds selected by the plan administrator.

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

RELATIONSHIP AND AGREEMENTS WITH OUR AFFILIATES

TLP Finance, an indirect controlled subsidiary of ArcLight, owns 100 percent of the equity interests in the Company. Certain related party agreements and other related party transactions, in each case with ArcLight, are set forth below.

TMC Services Agreement. Our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2022, 2021 and 2020 were approximately $2.5 million, $3.2 million and $2.7 million, respectively.

Central Services. We manage and operate terminals that are owned by affiliates of ArcLight, including SeaPort Midstream in Seattle, Washington and Portland, Oregon and prior to November 17, 2021, SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, receive a management fee based on our costs incurred. Our management of SeaPort Sound ended on November 17, 2021 with the Pacific Northwest Contribution. Aggregate annual fees received with respect to services provided for SeaPort Midstream for the years ended December 31, 2022, 2021 and 2020 were approximately $3.9 million, $3.8 million and $3.3 million, respectively. Aggregate annual fees received with respect to services provided for SeaPort Sound for the years ended December 31, 2022, 2021, and 2020, were approximately $nil, $6.4 million and $7.7 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC for the years ended December 31, 2022, 2021 and 2020 were approximately $3.4 million, $2.1 million and $1.3 million, respectively.

Terminaling Services Agreements. We have entered into terminaling services agreements with affiliates of ArcLight, which is discussed under Item 8. Financial Statements and Supplementary Data - Note 2 of Notes to consolidated financial statements "Transactions with Affiliates”.

Affiliate Loan. On March 30, 2022, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $25 million intercompany loan to our indirect parent, Pike Petroleum Holdings, LLC (“PPH”). PPH was authorized to use the proceeds of the loan to cash collateralize a letter of credit facility and/or the operations of its subsidiary Gulf Operating, LLC. The outstanding principal amount of the loan bears interest at a market rate calculated in accordance with our Credit Agreement, plus 15%. The unpaid interest was added to the outstanding principal at the end of each month. The outstanding principal plus the unpaid interest of approximately $28.0 million was repaid on November 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2022	2021
Audit fees (1)	$1,177,000	$1,055,700
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,177,000	$1,055,700

(1) Represents an estimate of fees for professional services provided in connection with the annual audit of our financial statements and the reviews of our quarterly financial statements, and other services provided by the auditor in connection with statutory and regulatory filings.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

10.2

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
10.3

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

10.4

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

10.5

Credit Agreement dated as of November 17, 2021 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on November 19, 2021).

10.6+

TLP Management Services L.L.C. Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

10.7

Services Agreement dated as of August 18, 2019, by and between TransMontaigne Management Company, LLC and TLP Management Services, L.L.C. (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 13, 2020).

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
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2022, formatted in Inline (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Frederick W. Boutin	Chief Executive Officer	March 10, 2023
Frederick W. Boutin

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2023
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 10, 2023
Lisa M. Kearney