Form 10-Q
period 2023-03-31
TransMontaigne Partners LLC
filed 2023-05-16
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

As of March 31, 2023, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2023 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2022, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 10, 2023 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2023:

●	TransMontaigne Operating GP L.L.C.
●	TransMontaigne Operating Company L.P.
●	TransMontaigne Terminals L.L.C.
●	Razorback L.L.C. (d/b/a Diamondback Pipeline L.L.C.)
●	TPSI Terminals L.L.C.
●	TLP Finance Corp.
●	TLP Operating Finance Corp.
●	TPME L.L.C.
●	TLP Management Services L.L.C.
●	TransMontaigne Products Company L.L.C.
●	Pike West Coast Holdings, L.L.C.
●	SeaPort Financing, L.L.C.
●	SeaPort Sound Terminal, L.L.C.
●	SeaPort Pipeline Holdings, L.L.C.
●	SeaPort Midstream Holdings, L.L.C.

We do not have off-balance-sheet arrangements or special-purpose entities.

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,036	$13,016
Trade accounts receivable	24,100	46,060
Due from affiliates	3,100	3,850
Inventory	9,971	6,645
Other current assets	19,514	15,699
Total current assets	61,721	85,270
Property, plant and equipment, net	829,556	835,907
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	325,263	325,832
Right-of-use assets, operating leases	50,308	50,718
Other assets, net	53,516	59,710
	$1,338,950	$1,376,023
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$23,350	$25,349
Operating lease liabilities	3,808	3,600
Accrued liabilities	34,450	43,420
Current debt	12,947	10,000
Total current liabilities	74,555	82,369
Deferred revenue	1,237	1,220
Long-term operating lease liabilities	48,446	49,077
Long-term debt	1,324,773	1,257,219
Total liabilities	1,449,011	1,389,885
Commitments and contingencies (Note 12)
Equity:
Member interest	(110,061)	(13,862)
Total equity	(110,061)	(13,862)
	$1,338,950	$1,376,023

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2023	2022
Revenue:
Terminal revenue	$78,315	$75,051
Product sales	61,429	71,679
Total revenue	139,744	146,730
Costs and expenses:
Cost of product sales	(59,326)	(69,453)
Operating	(31,905)	(30,802)
General and administrative	(8,040)	(7,755)
Insurance	(1,638)	(1,552)
Deferred compensation	(1,635)	(1,444)
Depreciation and amortization	(17,953)	(17,500)
Total costs and expenses	(120,497)	(128,506)
Earnings from unconsolidated affiliates	1,949	3,228
Operating income	21,196	21,452
Other expenses:
Interest expense	(31,154)	(14,573)
Deferred debt issuance costs	(1,072)	(1,008)
Total other expenses	(32,226)	(15,581)
Net earnings (loss)	$(11,030)	$5,871

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance December 31, 2021	$(22,949)	$(22,949)
Contributions from parent entities	525	525
Distributions to TLP Finance Holdings, LLC for debt service	(7,832)	(7,832)
Net earnings for the three months ended March 31, 2022	5,871	5,871
Balance March 31, 2022	$(24,385)	$(24,385)

Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(85,588)	(85,588)
Net loss for the three months ended March 31, 2023	(11,030)	(11,030)
Balance March 31, 2023	$(110,061)	$(110,061)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$(11,030)	$5,871
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,953	17,500
Earnings from unconsolidated affiliates	(1,949)	(3,228)
Distributions from unconsolidated affiliates	3,018	4,516
Equity-based compensation	419	419
Amortization of deferred debt issuance costs	1,072	1,008
Amortization of deferred revenue	17	(870)
Unrealized loss on interest rate swap agreements	7,626	—
Changes in operating assets and liabilities:
Trade accounts receivable	20,842	(12,782)
Due from affiliates	750	(219)
Inventory	(3,326)	(8,252)
Other current assets	(6,061)	99
Right-of-use assets, operating leases	963	821
Other assets, net	(56)	363
Trade accounts payable	(82)	530
Accrued liabilities	(8,970)	(1,430)
Operating lease liabilities	(976)	(856)
Net cash provided by operating activities	20,210	3,490
Cash flows from investing activities:
Investments in unconsolidated affiliates	(500)	—
Affiliate loan	—	(25,000)
Capital expenditures	(12,720)	(13,797)
Proceeds from sale of land	1,118	—
Net cash used in investing activities	(12,102)	(38,797)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,500)	(2,500)
Borrowings under revolving credit facility	92,000	38,000
Repayments under revolving credit facility	(20,000)	(6,000)
Debt issuance costs	—	(542)
Contributions from parent entities	—	106
Distributions to TLP Finance Holdings, LLC for debt service	(85,588)	(7,832)
Net cash provided by (used in) financing activities	(16,088)	21,232
Decrease in cash and cash equivalents	(7,980)	(14,075)
Cash and cash equivalents at beginning of period	13,016	18,273
Cash and cash equivalents at end of period	$5,036	$4,198
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,690	$16,118
Property, plant and equipment acquired with accounts payable	$3,522	$6,321
Additions to right-of-use assets obtained from new operating lease liabilities	$553	$2,007
Non-cash contributions from parent entities	$419	$525

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and 2022.

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

(c) Accounting for terminal operations

We generate revenue from terminaling services fees, management fees, and product sales. Under Topic 606, Revenue from Contracts with Customers (“ASC 606”) and Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera Brownsville LLC (“Frontera”) joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream Partners, LLC (“SeaPort Midstream”) and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At March 31, 2023 and December 31, 2022, our refined products inventory was approximately $4.4 million and $4.1 million, respectively. At March 31, 2023 and December 31, 2022, our renewable products inventory was approximately $5.6 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three months ended March 31, 2023 and 2022.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2023 and 2022.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2023 and 2022.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At March 31, 2023 and December 31, 2022, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on the LIBOR swap rate and other observable market data. At March 31, 2023 and December 31, 2022, the fair value of our interest rate swap agreements was approximately $8.3 million and $15.9 million, respectively (See Notes 4 and 8 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended March 31, 2023 and 2022, we recognized an unrealized loss on interest rate swap agreements of approximately $7.6 million and $nil, respectively.

Our interest rate swap agreements at March 31, 2023 were as follows:

	Aggregate	Blended
Interest rate swap agreement term	notional amount	fixed rate
	(in thousands)
August 18, 2022 - July 18, 2023	$500,000	2.87%
July 18, 2023 - August 18, 2025	$500,000	2.87%
August 18, 2023 - August 18, 2026	$180,000	3.48%
August 18, 2025 - August 18, 2026	$500,000	3.31%
August 18, 2026 - August 18, 2028	$250,000	3.06%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(k) Income taxes

No provision for U.S. federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow up to our owners.

(l) Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net earnings (loss) and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As we have no components of comprehensive income other than net earnings (loss), no statement of comprehensive income has been presented.

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective prospectively upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.6 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that have or will expire in March 2023, June 2023 and June 2025 and are subject to automatic renewals unless terminated by either party with prior notice. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.4 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Terminaling services agreement—SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $0.1 million for both of the three months ended March 31, 2023 and 2022.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Trade accounts receivable	$24,100	$46,060

None of our customers accounted for 10% or more of our consolidated revenue in the periods presented in the accompanying consolidated statements of operations.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$6,491	$1,198
Unrealized gain on interest rate swap agreements	3,438	5,613
Amounts due from insurance companies	2,832	2,340
Additive detergent	1,644	1,666
Deposits and other assets	5,109	4,882
	$19,514	$15,699

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At March 31, 2023 and December 31, 2022, we have recognized amounts due from insurance companies of approximately $2.8 million and $2.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2023, we increased our estimate of our probable insurance recoveries by approximately $0.5 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,345,523	1,333,771
Furniture, fixtures and equipment	18,020	17,880
Construction in progress	16,273	17,362
	1,483,833	1,473,030
Less accumulated depreciation	(654,277)	(637,123)
	$829,556	$835,907

At March 31, 2023 and December 31, 2022, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $579.1 million and $585.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

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

At March 31, 2023 and December 31, 2022, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2023 or during the year ended December 31, 2022 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2023 and December 31, 2022, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
BOSTCO	42.5%	42.5%	$193,606	$195,770
Olympic Pipeline Company	30%	30%	78,649	77,934
SeaPort Midstream	51%	51%	31,183	30,788
Frontera	50%	50%	21,825	21,340
Total investments in unconsolidated affiliates			$325,263	$325,832

At March 31, 2023 and December 31, 2022, our investment in BOSTCO includes approximately $6.0 million and $6.1 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At March 31, 2023 and December 31, 2022, our investment in Olympic Pipeline Company includes approximately $5.6 million and $5.7 million, respectively, of excess investment related to property, plant and equipment

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
BOSTCO	$854	$802
Olympic Pipeline Company	715	2,183
SeaPort Midstream	395	162
Frontera	(15)	81
Total earnings from investments in unconsolidated affiliates	$1,949	$3,228

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	500	—
Additional capital investments in unconsolidated affiliates	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
BOSTCO	$3,018	$2,049
Olympic Pipeline Company	—	2,467
SeaPort Midstream	—	—
Frontera	—	—
Cash distributions received from unconsolidated affiliates	$3,018	$4,516

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	March 31,	December 31,
	2023	2022
Current assets	$53,170	$58,253
Long-term assets	765,490	770,715
Current liabilities	(29,957)	(41,711)
Long-term liabilities	(66,508)	(63,585)
Net assets	$722,195	$723,672

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	Three months ended
	March 31,
	2023	2022
Revenue	$48,931	$47,829
Expenses	(42,596)	(37,933)
Net income	$6,335	$9,896

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Customer relationships, net of accumulated amortization of $18,907 and $18,108, respectively	$46,623	$47,422
Unrealized gain on interest rate swap agreements	4,887	10,338
SeaPort Midstream member loan	1,259	1,259
Deposits and other assets	747	691
	$53,516	$59,710

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with SeaPort Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both March 31, 2023 and December 31, 2022, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Customer advances and deposits	$12,668	$11,816
Accrued compensation expense	8,318	13,384
Interest payable	2,965	8,346
Accrued property taxes	3,235	4,349
Accrued Washington State emissions allowances	2,493	—
Accrued environmental obligations	1,154	1,363
Accrued expenses and other	3,617	4,162
	$34,450	$43,420

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued Washington State emissions allowances. Accrued Washington State emissions allowances represent our liability to obtain allowances equal to our covered greenhouse gas emissions for certain products sold at the truck rack at our Tacoma, Washington terminal as required by the Washington State Climate Commitment Act implemented January 1, 2023.

Accrued environmental obligations. At March 31, 2023 and December 31, 2022, we have accrued environmental obligations of approximately $1.2 million and $1.4 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2023, we decreased our estimate of our future environmental remediation costs by approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Senior secured term loan outstanding	$987,500	$990,000
Revolving credit facility outstanding	72,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(21,680)	(22,681)
Total debt	1,337,720	1,267,219
Current portion of senior secured term loan	(12,947)	(10,000)
Long-term debt	$1,324,773	$1,257,219
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance, beginning with the first full fiscal quarter of 2022, with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2023 and the year ended December 31, 2022.

For the three months ended March 31, 2023 and 2022, the weighted average interest rate on borrowings was approximately 7.3% and 4.1%, respectively. At both March 31, 2023 and December 31, 2022, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $1.2 million and $1.0 million is included in deferred compensation expense for the three months ended March 31, 2023 and 2022, respectively.

On December 31, 2021, an indirect parent of the Company modified existing grants of class B units in the indirect parent of the Company to certain officers of TransMontaigne Management Company. For both of the three months ended March 31, 2023 and 2022, we recognized approximately $0.4 million of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

(12) COMMITMENTS AND CONTINGENCIES

Lessee operating lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 48 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three months ended March 31, 2023 and 2022, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2023	2022
Operating leases	$1,422	$1,396
Variable lease costs (including insignificant short-term leases)	408	652
Sublease income as primary obligor	(270)	(263)
Total lease costs	$1,560	$1,785

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2023	2022
Cash outflows for operating leases	$1,435	$1,431
Weighted average remaining lease term (years)	27.79	29.18
Weighted average discount rate	4.5%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2023 and related imputed interest was as follows (in thousands):

Years ending December 31:
2023 (remainder of the year)	$4,282
2024	5,527
2025	4,916
2026	3,602
2027	3,443
Thereafter	69,703
Total lease payments	91,473
Less imputed interest	(39,219)
Present value of operating lease liabilities	$52,254

Contract commitments. At March 31, 2023, we have contractual commitments of approximately $30.1 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2023 and December 31, 2022.

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

Debt. The estimated fair value of our $987.5 million senior secured term loan at March 31, 2023 was approximately $971.5 million based on observable market trades. The estimated fair value of our $299.9 million publicly

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

traded senior notes at March 31, 2023 was approximately $257.9 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

Non-financial assets. The Company’s non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill and other intangible assets, are not required by GAAP to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required by GAAP, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2023	2022
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$46,614	$45,447
Firm commitments (ASC 606 revenue)	10,356	8,822
Total firm commitments revenue	56,970	54,269
Ancillary revenue (ASC 606 revenue)	16,399	16,821
Ancillary revenue (ASC 842 revenue)	860	557
Total ancillary revenue	17,259	17,378
Total terminaling services fees	74,229	71,647
Product sales (ASC 606 revenue)	61,429	71,679
Management fees (ASC 606 revenue)	3,721	3,073
Management fees (ASC 842 revenue)	365	331
Total management fees	4,086	3,404
Total revenue	$139,744	$146,730

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2023 (remainder of the year)	$3,210	$697	$1,695	$276	$7,972	$11,870	$—	$25,720
2024	353	77	2,259	—	7,947	1,500	—	12,136
2025	—	—	2,259	—	6,031	557	—	8,847
2026	—	—	552	—	6,031	—	—	6,583
2027	—	—	—	—	5,026	—	—	5,026
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$3,563	$774	$6,765	$276	$33,007	$13,927	$—	$58,312

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2023 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2023 (remainder of the year)	$128,016
2024	121,214
2025	88,875
2026	61,484
2027	45,545
Thereafter	439,791
Total estimated future ASC 842 revenue	$884,925

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2022	$33,127	$12,933	$46,060
Trade accounts receivable at March 31, 2023	$15,850	$8,250	$24,100

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2022	$1,574	$11,462	$13,036
Contract liabilities at March 31, 2023	$1,257	$12,648	$13,905

Revenue recognized during the three months ended March 31, 2023, from amounts included in contract liabilities at December 31, 2022, was approximately $1.5 million for contracts under ASC 606 and approximately $10.4 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Gulf Coast Terminals:
Terminaling services fees	$21,993	$21,625
Management fees	15	14
Revenue	22,008	21,639
Operating costs and expenses	(6,054)	(5,963)
Net margins	15,954	15,676
Midwest Terminals:
Terminaling services fees	3,214	2,529
Revenue	3,214	2,529
Operating costs and expenses	(497)	(469)
Net margins	2,717	2,060
Brownsville Terminals:
Terminaling services fees	4,844	4,949
Management fees	1,626	1,531
Revenue	6,470	6,480
Operating costs and expenses	(2,592)	(2,623)
Net margins	3,878	3,857
River Terminals:
Terminaling services fees	3,495	3,564
Revenue	3,495	3,564
Operating costs and expenses	(1,722)	(1,656)
Net margins	1,773	1,908
Southeast Terminals:
Terminaling services fees	17,134	17,441
Management fees	291	253
Revenue	17,425	17,694
Operating costs and expenses	(6,181)	(6,654)
Net margins	11,244	11,040
West Coast Terminals:
Product sales	61,429	71,679
Terminaling services fees	23,549	21,539
Management fees	11	10
Revenue	84,989	93,228
Cost of product sales	(59,326)	(69,453)
Operating costs and expenses	(10,004)	(8,991)
Costs and expenses	(69,330)	(78,444)
Net margins	15,659	14,784
Central Services:
Management fees	2,143	1,596
Revenue	2,143	1,596
Operating costs and expenses	(4,855)	(4,446)
Net margins	(2,712)	(2,850)
Total net margins	48,513	46,475
General and administrative	(8,040)	(7,755)
Insurance	(1,638)	(1,552)
Deferred compensation	(1,635)	(1,444)
Depreciation and amortization	(17,953)	(17,500)
Earnings from unconsolidated affiliates	1,949	3,228
Operating income	21,196	21,452
Other expenses (interest and deferred debt issuance costs)	(32,226)	(15,581)
Net earnings (loss)	$(11,030)	$5,871

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,008	$3,214	$6,470	$3,495	$17,425	$23,560	$2,143	$78,315
Product sales	—	—	—	—	—	61,429	—	61,429
Revenue	$22,008	$3,214	$6,470	$3,495	$17,425	$84,989	$2,143	$139,744
Capital expenditures	$2,140	$—	$1,217	$866	$3,775	$4,581	$141	$12,720
Identifiable assets	$135,782	$16,238	$112,087	$45,194	$229,952	$439,642	$11,378	$990,273
Cash and cash equivalents								5,036
Investments in unconsolidated affiliates								325,263
Other								18,378
Total assets								$1,338,950

	Three months ended March 31, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,639	$2,529	$6,480	$3,564	$17,694	$21,549	$1,596	$75,051
Product sales	—	—	—	—	—	71,679	—	71,679
Revenue	$21,639	$2,529	$6,480	$3,564	$17,694	$93,228	$1,596	$146,730
Capital expenditures	$4,519	$338	$636	$164	$1,695	$6,427	$18	$13,797

(16) SUBSEQUENT EVENT

In April 2023, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into interest rate swap agreements with notional amounts of $100 million and $200 million effective for periods between August 18, 2023 and 2026 through August 18, 2026 and 2028, respectively. Pursuant to the terms of the interest rate swap agreements, we will pay a blended fixed rate of approximately 3.2% and receive interest payments based on the one-month CME Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2023. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

ANALYSIS OF REVENUE

Terminal revenue. We derive terminal revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended March 31,
	2023	2022
Terminaling services fees	$74,229	$71,647
Management fees	4,086	3,404
Terminal revenue	$78,315	$75,051

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

The product sales, gross margin was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Product sales	$61,429	$71,679
Cost of product sales	(59,326)	(69,453)
Product sales, gross margin	$2,103	$2,226

The decrease in product sales and cost of product sales for the three months ended March 31, 2023, is a result of decreased product sales volumes in 2023.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended March 31,
	2023	2022
Gulf Coast terminals	$22,008	$21,639
Midwest terminals	3,214	2,529
Brownsville terminals	6,470	6,480
River terminals	3,495	3,564
Southeast terminals	17,425	17,694
West Coast terminals	23,560	21,549
Central services	2,143	1,596
Terminal revenue	$78,315	$75,051

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended March 31,
	2023	2022
Gulf Coast terminals	$21,993	$21,625
Midwest terminals	3,214	2,529
Brownsville terminals	4,844	4,949
River terminals	3,495	3,564
Southeast terminals	17,134	17,441
West Coast terminals	23,549	21,539
Central services	—	—
Terminaling services fees	$74,229	$71,647

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing various growth projects into service during the first quarter of 2022 and increased ancillary fees.

Included in terminaling services fees for the three months ended March 31, 2023 and 2022, are fees charged to affiliates of approximately $2.9 million and $3.1 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended March 31,
	2023	2022
Firm commitments	$56,970	$54,269
Ancillary	17,259	17,378
Terminaling services fees	$74,229	$71,647

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2023 are as follows (in thousands):

Less than 1 year remaining	$22,451	39%
1 year or more, but less than 3 years remaining	15,895	28%
3 years or more, but less than 5 years remaining	8,642	15%
5 years or more remaining (1)	9,982	18%
Total firm commitments for the three months ended March 31, 2023	$56,970

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended March 31,
	2023	2022
Gulf Coast terminals	$15	$14
Midwest terminals	—	—
Brownsville terminals	1,626	1,531
River terminals	—	—
Southeast terminals	291	253
West Coast terminals	11	10
Central services	2,143	1,596
Management fees	$4,086	$3,404

Included in management fees for the three months ended March 31, 2023 and 2022, are fees charged to affiliates of approximately $3.8 million and $3.1 million, respectively.

ANALYSIS OF COSTS AND EXPENSES

The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, materials and supplies needed to operate our terminals. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather.

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended March 31,
	2023	2022
Wages and employee benefits	$14,501	$14,397
Utilities and communication charges	4,548	3,538
Repairs and maintenance	2,682	3,649
Property taxes and rentals	4,812	4,947
Vehicles and fuel costs	393	304
Environmental compliance costs	954	1,123
Additive detergent costs	973	775
Contract services	717	740
Other	2,325	1,329
Operating costs and expenses	$31,905	$30,802

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended March 31,
	2023	2022
Gulf Coast terminals	$6,054	$5,963
Midwest terminals	497	469
Brownsville terminals	2,592	2,623
River terminals	1,722	1,656
Southeast terminals	6,181	6,654
West Coast terminals	10,004	8,991
Central services	4,855	4,446
Operating costs and expenses	$31,905	$30,802

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $8.0 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the three months ended March 31, 2023 and 2022, the expense associated with insurance was approximately $1.6 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, depreciation and amortization expense was approximately $18.0 million and $17.5 million, respectively.

For the three months ended March 31, 2023 and 2022, interest expense was approximately $31.2 million and $14.6 million, respectively. The increase in interest expense is attributable to an approximately $7.6 million unrealized loss on our interest rate swap agreements and increases in LIBOR based interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2023	2022
BOSTCO	$854	$802
Olympic Pipeline Company	715	2,183
SeaPort Midstream	395	162
Frontera	(15)	81
Total earnings from investments in unconsolidated affiliates	$1,949	$3,228

The decrease in earnings from our investment in Olympic Pipeline Company for the three months ended March 31, 2023 is attributable to decreased tariff rates and volumes shipped on the pipeline.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended March 31,
	2023	2022
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	500	—
Additional capital investments in unconsolidated affiliates	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended March 31,
	2023	2022
BOSTCO	$3,018	$2,049
Olympic Pipeline Company	—	2,467
SeaPort Midstream	—	—
Frontera	—	—
Cash distributions received from unconsolidated affiliates	$3,018	$4,516

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$20,210	$3,490
Net cash used in investing activities	$(12,102)	$(38,797)
Net cash provided by (used in) financing activities	$(16,088)	$21,232

The approximately $16.7 million increase in net cash provided by operating activities is primarily attributable to the timing of working capital requirements.

The approximately $26.7 million decrease in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At March 31, 2023, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $37.3 million change in net cash provided by (used) in financing activities is primarily related to an approximately $40 million increase in net borrowings under our revolving credit facility to fund a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance, beginning with the first full fiscal quarter of 2022, with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2023 and the year ended December 31, 2022.

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

					Twelve
	Three months ended				months ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2022	2022	2022	2023	2023
Financial performance covenant tests:
Net earnings (loss)	$11,059	$22,242	$2,777	$(11,030)	$25,048
Interest expense	14,347	2,599	20,731	31,154	68,831
Deferred debt issuance costs	1,039	3,712	994	1,072	6,817
State franchise taxes (income taxes)	625	578	488	384	2,075
Depreciation and amortization	17,629	17,886	18,091	17,953	71,559
Deferred compensation	776	786	772	1,635	3,969
One-time acquisition expenses	193	—	—	—	193
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,050	4,735	4,975	5,095	18,855
Consolidated EBITDA (1)	$49,718	$52,538	$48,828	$46,263	$197,347
Maintenance capital	(4,107)	(6,364)	(10,567)	(4,889)	(25,927)
Total	$45,611	$46,174	$38,261	$41,374	$171,420

Debt service:
Interest expense	$14,347	$2,599	$20,731	$31,154	$68,831
Unrealized gain (loss) on interest rate swap agreements	—	15,763	188	(7,626)	8,325
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$16,847	$20,862	$23,419	$26,028	$87,156

Credit Agreement debt service coverage ratio (>1.1x)					1.97

Consolidated senior secured net leverage ratio test:
Senior secured term loan outstanding					$987,500
Revolving credit facility outstanding					72,000
Less cash and cash equivalents					(5,036)
Senior secured debt					$1,054,464

Consolidated senior secured net leverage ratio (<6.75x)					5.34
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 10, 2023 in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either an adjusted LIBOR rate (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2023, $500 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements that expire August 18, 2026. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate of approximately 3% and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we will receive interest payments based on the one-month CME Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At March 31, 2023, we had outstanding borrowings of $1,059.5 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $5.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 12 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 10, 2023, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 10, 2023.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 15, 2023	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer