Form 10-Q
period 2023-06-30
TransMontaigne Partners LLC
filed 2023-08-14
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

As of June 30, 2023, the registrant has no common units outstanding.

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

You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	fluctuations in the price of the products that we purchase and sell;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, cyber-security breaches, IT system outages, global or regional conflicts, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
●	public health crises, epidemics and pandemics, including the COVID-19 pandemic.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June 30, 2023 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2022, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 10, 2023 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2023:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,106	$13,016
Trade accounts receivable	29,208	46,060
Due from affiliates	3,313	3,850
Inventory	6,684	6,645
Other current assets	14,672	15,699
Total current assets	62,983	85,270
Property, plant and equipment, net	827,806	835,907
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	323,803	325,832
Right-of-use assets, operating leases	49,551	50,718
Other assets, net	72,544	59,710
	$1,355,273	$1,376,023
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$19,469	$25,349
Operating lease liabilities	3,843	3,600
Accrued liabilities	40,598	43,420
Current debt	10,000	10,000
Total current liabilities	73,910	82,369
Deferred revenue	663	1,220
Long-term operating lease liabilities	47,790	49,077
Long-term debt	1,334,783	1,257,219
Total liabilities	1,457,146	1,389,885
Commitments and contingencies (Note 12)
Equity:
Member interest	(101,873)	(13,862)
Total equity	(101,873)	(13,862)
	$1,355,273	$1,376,023

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Terminal revenue	$75,576	$74,340	$153,891	$149,391
Product sales	72,265	108,195	133,694	179,874
Total revenue	147,841	182,535	287,585	329,265
Costs and expenses:
Cost of product sales	(68,643)	(103,709)	(127,969)	(173,162)
Operating	(29,746)	(28,194)	(61,651)	(58,996)
General and administrative	(7,141)	(7,708)	(15,181)	(15,463)
Insurance	(1,718)	(1,703)	(3,356)	(3,255)
Deferred compensation	(764)	(776)	(2,399)	(2,220)
Depreciation and amortization	(17,569)	(17,629)	(35,522)	(35,129)
Total costs and expenses	(125,581)	(159,719)	(246,078)	(288,225)
Earnings from unconsolidated affiliates	2,692	3,629	4,641	6,857
Operating income	24,952	26,445	46,148	47,897
Other expenses:
Interest expense	(6,824)	(14,347)	(37,978)	(28,920)
Deferred debt issuance costs	(1,041)	(1,039)	(2,113)	(2,047)
Total other expenses	(7,865)	(15,386)	(40,091)	(30,967)
Net earnings	$17,087	$11,059	$6,057	$16,930

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance March 31, 2022	$(24,385)	$(24,385)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(7,553)	(7,553)
Net earnings for the three months ended June 30, 2022	11,059	11,059
Balance June 30, 2022	$(20,460)	$(20,460)

Balance March 31, 2023	$(110,061)	$(110,061)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(9,318)	(9,318)
Net earnings for the three months ended June 30, 2023	17,087	17,087
Balance June 30, 2023	$(101,873)	$(101,873)

Balance December 31, 2021	$(22,949)	$(22,949)
Contributions from parent entities	944	944
Distributions to TLP Finance Holdings, LLC for debt service	(15,385)	(15,385)
Net earnings for the six months ended June 30, 2022	16,930	16,930
Balance June 30, 2022	$(20,460)	$(20,460)

Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	838	838
Distributions to TLP Finance Holdings, LLC for debt service	(94,906)	(94,906)
Net earnings for the six months ended June 30, 2023	6,057	6,057
Balance June 30, 2023	$(101,873)	$(101,873)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net earnings	$17,087	$11,059	$6,057	$16,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,569	17,629	35,522	35,129
Earnings from unconsolidated affiliates	(2,692)	(3,629)	(4,641)	(6,857)
Distributions from unconsolidated affiliates	4,152	4,719	7,170	9,235
Equity-based compensation	419	419	838	838
Amortization of deferred debt issuance costs	1,012	1,039	2,084	2,047
Amortization of deferred revenue	(574)	(463)	(557)	(1,333)
Unrealized gain on interest rate swap agreements	(17,319)	—	(9,693)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,108)	(131)	15,734	(12,913)
Due from affiliates	(213)	9	537	(210)
Inventory	3,287	5,308	(39)	(2,944)
Other current assets	2,287	(2,187)	(3,774)	(2,088)
Right-of-use assets, operating leases	850	795	1,813	1,616
Other assets, net	45	(878)	(11)	(515)
Trade accounts payable	(6,978)	(1,413)	(7,060)	(883)
Accrued liabilities	6,148	4,954	(2,822)	3,524
Operating lease liabilities	(714)	(540)	(1,690)	(1,396)
Net cash provided by operating activities	19,258	36,690	39,468	40,180
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	(500)	—
Affiliate loan	—	—	—	(25,000)
Capital expenditures	(11,924)	(12,595)	(24,644)	(26,392)
Proceeds from sale of land	—	—	1,118	—
Net cash used in investing activities	(11,924)	(12,595)	(24,026)	(51,392)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,946)	(2,500)	(5,446)	(5,000)
Borrowings under revolving credit facility	61,000	48,200	153,000	86,200
Repayments under revolving credit facility	(52,000)	(55,200)	(72,000)	(61,200)
Debt issuance costs	—	(43)	—	(585)
Contributions from parent entities	—	—	—	106
Distributions to TLP Finance Holdings, LLC for debt service	(9,318)	(7,553)	(94,906)	(15,385)
Net cash provided by (used in) financing activities	(3,264)	(17,096)	(19,352)	4,136
Increase (decrease) in cash and cash equivalents	4,070	6,999	(3,910)	(7,076)
Cash and cash equivalents at beginning of period	5,036	4,198	13,016	18,273
Cash and cash equivalents at end of period	$9,106	$11,197	$9,106	$11,197
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,814	$11,169	$48,504	$27,287
Property, plant and equipment acquired with accounts payable	$6,619	$4,821	$6,619	$4,821
Additions to right-of-use assets obtained from new operating lease liabilities	$93	$3,227	$646	$5,234
Non-cash contributions from parent entities	$419	$419	$838	$944

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2023 and December 31, 2022 and our results of operations for the three and six months ended June 30, 2023 and 2022.

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

(c) Accounting for terminal operations

We generate revenue from terminaling services fees, management fees and product sales. Under Topic 606, Revenue from Contracts with Customers (“ASC 606”) and Topic 842, Leases and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”), we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related method of revenue recognition.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At June 30, 2023 and December 31, 2022, our refined products inventory was approximately $3.4 million and $4.1 million, respectively. At June 30, 2023 and December 31, 2022, our renewable products inventory was approximately $3.3 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and six months ended June 30, 2023 and 2022.

In 2021, the Washington legislature passed a low carbon fuel standard (the “Clean Fuel Standard” or “CFS”) that limits carbon in transportation fuels. The Clean Fuel Standard became effective January 1, 2023. As of January 1, 2023, we are required to purchase compliance credits or allowances to reduce emissions or reduce the amount of carbon in the transportation fuels we sell at our terminal in Tacoma, Washington. Fuels with a carbon intensity below the CFS generate compliance credits while fuels with a carbon intensity above the CFS generate deficits. We record our compliance credits net of deficits in inventory and recognize expense as cost of product sales when we transfer the compliance credit to our customers. To the extent we have not purchased enough compliance credits to satisfy our obligations as of the balance sheet date, we record a liability for our obligation to purchase the compliance credits in accrued liabilities and recognize the expense in cost of product sales when we satisfy the compliance obligation.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2023 and 2022.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2023 and 2022.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At June 30, 2023 and December 31, 2022, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At June 30, 2023 and December 31, 2022, the fair value of our interest rate swap agreements was approximately $25.6 million and $15.9 million, respectively (See Notes 4 and 8 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023. Thereafter, we pay a blended fixed rate and will receive interest payments based on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended June 30, 2023 and 2022, we recognized an unrealized gain on interest rate swap agreements of approximately $17.3 million and $nil, respectively. For the six months ended June 30, 2023 and 2022, we recognized an unrealized gain on interest rate swap agreements of approximately $9.7 million and $nil, respectively.

Our interest rate swap agreements at June 30, 2023 were as follows:

	Aggregate	Blended
Interest rate swap agreement term	notional amount	fixed rate
	(in thousands)
August 18, 2022 - July 18, 2023	$500,000	2.87%
July 18, 2023 - August 18, 2025	$500,000	2.87%
August 18, 2023 - August 18, 2026	$280,000	3.52%
August 18, 2025 - August 18, 2026	$500,000	3.31%
August 18, 2026 - August 18, 2028	$450,000	3.00%

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million for both of the three months ended June 30, 2023 and 2022. We recognized revenue related to this operations and reimbursement agreement of approximately $3.1 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that have or will expire in March 2023, April 2024 and June 2025. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.6 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. We recognized revenue related to these agreements of approximately $1.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.6 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively. We recognized revenue related to this agreement of approximately $5.0 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million for both of the three months ended June 30, 2023 and 2022. We recognized revenue related to this operating and administrative agreement of approximately $2.0 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

Terminaling services agreement—SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $nil and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. We recognized expense related to this agreement of approximately $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.7 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $1.9 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million for both of the three months ended June 30, 2023 and 2022. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.4 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Trade accounts receivable	$29,208	$46,060

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer A	10%	7%	9%	7%
Customer B	2%	18%	5%	14%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$5,537	$1,198
Unrealized gain on interest rate swap agreements	885	5,613
Amounts due from insurance companies	2,976	2,340
Additive detergent	1,674	1,666
Deposits and other assets	3,600	4,882
	$14,672	$15,699

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June 30, 2023 and December 31, 2022, we have recognized amounts due from insurance companies of approximately $3.0 million and $2.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2023, we increased our estimate of our probable insurance recoveries by approximately $0.6 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,353,215	1,333,771
Furniture, fixtures and equipment	18,239	17,880
Construction in progress	23,382	17,362
	1,498,853	1,473,030
Less accumulated depreciation	(671,047)	(637,123)
	$827,806	$835,907

At June 30, 2023 and December 31, 2022, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $571.6 million and $585.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At June 30, 2023 and December 31, 2022, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and six months ended June 30, 2023 or during the year ended December 31, 2022 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2023 and December 31, 2022, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
BOSTCO	42.5%	42.5%	$191,185	$195,770
Olympic Pipeline Company	30%	30%	78,497	77,934
SeaPort Midstream	51%	51%	32,223	30,788
Frontera	50%	50%	21,898	21,340
Total investments in unconsolidated affiliates			$323,803	$325,832

At June 30, 2023 and December 31, 2022, our investment in BOSTCO includes approximately $6.0 million and $6.1 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At June 30, 2023 and December 31, 2022, our investment in Olympic Pipeline Company includes approximately $5.5 million and $5.7 million, respectively, of excess investment related to property, plant and equipment

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
BOSTCO	$941	$1,505	$1,795	$2,307
Olympic Pipeline Company	568	1,175	1,283	3,358
SeaPort Midstream	1,040	388	1,435	550
Frontera	143	561	128	642
Total earnings from investments in unconsolidated affiliates	$2,692	$3,629	$4,641	$6,857

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
BOSTCO	$—	$—	$—	$—
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	500	—
Additional capital investments in unconsolidated affiliates	$—	$—	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
BOSTCO	$3,362	$2,127	$6,380	$4,176
Olympic Pipeline Company	720	2,237	720	4,704
SeaPort Midstream	—	—	—	—
Frontera	70	355	70	355
Cash distributions received from unconsolidated affiliates	$4,152	$4,719	$7,170	$9,235

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	June 30,	December 31,
	2023	2022
Current assets	$55,429	$58,253
Long-term assets	761,539	770,715
Current liabilities	(33,317)	(41,711)
Long-term liabilities	(65,439)	(63,585)
Net assets	$718,212	$723,672

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$48,394	$48,043	$97,325	$95,872
Expenses	(42,186)	(38,446)	(84,782)	(76,379)
Net income	$6,208	$9,597	$12,543	$19,493

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Customer relationships, net of accumulated amortization of $19,706 and $18,108, respectively	$45,824	$47,422
Unrealized gain on interest rate swap agreements	24,759	10,338
SeaPort Midstream member loan	1,259	1,259
Deposits and other assets	702	691
	$72,544	$59,710

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with SeaPort Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both June 30, 2023 and December 31, 2022, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Customer advances and deposits	$12,214	$11,816
Accrued compensation expense	11,118	13,384
Interest payable	7,145	8,346
Accrued property taxes	5,253	4,349
Accrued Washington State emissions allowances	2,767	—
Accrued environmental obligations	995	1,363
Accrued expenses and other	1,106	4,162
	$40,598	$43,420

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued Washington State emissions allowances. The Washington State Climate Commitment Act (“CCA”), implemented January 1, 2023, was designed to reduce greenhouse gas emissions. Rules implementing the CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Accrued Washington State emissions allowances represent our obligation under the CCA to obtain emissions allowances for certain products sold at the truck rack at our Tacoma, Washington terminal. We record the emissions allowance obligation at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal.

Accrued environmental obligations. At June 30, 2023 and December 31, 2022, we have accrued environmental obligations of approximately $1.0 million and $1.4 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2023, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the six months ended June 30, 2023, we decreased our estimate of our future environmental remediation costs by approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) DEBT

Long-term debt is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Senior secured term loan outstanding	$984,554	$990,000
Revolving credit facility outstanding	81,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(20,671)	(22,681)
Total debt	1,344,783	1,267,219
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,334,783	$1,257,219
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

We may elect to have loans under the Credit Agreement bear interest, at either an adjusted LIBOR rate through June 9, 2023, thereafter, a Term SOFR rate plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

For the six months ended June 30, 2023 and 2022, the weighted average interest rate on borrowings was approximately 7.3% and 4.2%, respectively. At both June 30, 2023 and December 31, 2022, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.4 million is included in deferred compensation expense for both of the three months ended June 30, 2023 and 2022, respectively. For savings and retention plan awards to employees, approximately $1.6 million and $1.4 million is included in deferred compensation expense for the six months ended June 30, 2023 and 2022, respectively.

On December 31, 2021, an indirect parent of the Company modified existing grants of class B units in the indirect parent of the Company to certain officers of TransMontaigne Management Company. For both of the three and six months ended June 30, 2023 and 2022, we recognized approximately $0.4 million and $0.8 million, respectively, of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and six months ended June 30, 2023 and 2022, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating leases	$1,431	$1,393	$2,853	$2,789
Variable lease costs (including insignificant short-term leases)	356	291	764	612
Sublease income as primary obligor	(271)	(270)	(541)	(533)
Total lease costs	$1,516	$1,414	$3,076	$2,868

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash outflows for operating leases	$1,295	$1,138	$2,730	$2,569
Weighted average remaining lease term (years)	27.81	27.88	27.81	27.88
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2023 and related imputed interest was as follows (in thousands):

Years ending December 31:
2023 (remainder of the year)	$3,004
2024	5,553
2025	4,942
2026	3,628
2027	3,453
Thereafter	69,703
Total lease payments	90,283
Less imputed interest	(38,650)
Present value of operating lease liabilities	$51,633

Contract commitments. At June 30, 2023, we have contractual commitments of approximately $30.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2023 and December 31, 2022.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments. The carrying amount of our interest rate swaps was determined using a pricing model based on the applicable swap rates and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

Debt. The estimated fair value of our $984.6 million senior secured term loan at June 30, 2023 was approximately $972.2 million based on observable market trades. The estimated fair value of our $299.9 million publicly

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

traded senior notes at June 30, 2023 was approximately $259.0 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$46,080	$45,320	$92,694	$90,767
Firm commitments (ASC 606 revenue)	10,444	9,410	20,800	18,232
Total firm commitments revenue	56,524	54,730	113,494	108,999
Ancillary revenue (ASC 606 revenue)	14,911	16,010	31,310	32,831
Ancillary revenue (ASC 842 revenue)	638	304	1,498	861
Total ancillary revenue	15,549	16,314	32,808	33,692
Total terminaling services fees	72,073	71,044	146,302	142,691
Product sales (ASC 606 revenue)	72,265	108,195	133,694	179,874
Management fees (ASC 606 revenue)	3,125	2,934	6,846	6,007
Management fees (ASC 842 revenue)	378	362	743	693
Total management fees	3,503	3,296	7,589	6,700
Total revenue	$147,841	$182,535	$287,585	$329,265

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2023 (remainder of the year)	$2,529	$423	$1,148	$—	$5,433	$9,788	$—	$19,321
2024	2,402	168	2,296	—	8,057	4,635	—	17,558
2025	1,912	—	2,296	—	6,051	3,648	—	13,907
2026	1,912	—	561	—	6,051	2,318	—	10,842
2027	1,354	—	—	—	5,042	—	—	6,396
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$10,109	$591	$6,301	$—	$30,634	$20,389	$—	$68,024

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2023 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2023 (remainder of the year)	$86,878
2024	132,593
2025	98,451
2026	65,184
2027	46,425
Thereafter	433,112
Total estimated future ASC 842 revenue	$862,643

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2022	$33,127	$12,933	$46,060
Trade accounts receivable at June 30, 2023	$19,566	$9,642	$29,208

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2022	$1,574	$11,462	$13,036
Contract liabilities at June 30, 2023	$1,306	$11,571	$12,877

Revenue recognized during the six months ended June 30, 2023, from amounts included in contract liabilities at December 31, 2022, was approximately $1.5 million for contracts under ASC 606 and approximately $10.6 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Gulf Coast Terminals:
Terminaling services fees	$21,349	$20,697	$43,342	$42,322
Management fees	18	16	33	30
Revenue	21,367	20,713	43,375	42,352
Operating costs and expenses	(5,503)	(5,003)	(11,557)	(10,966)
Net margins	15,864	15,710	31,818	31,386
Midwest Terminals:
Terminaling services fees	2,457	2,517	5,671	5,046
Revenue	2,457	2,517	5,671	5,046
Operating costs and expenses	(461)	(449)	(958)	(918)
Net margins	1,996	2,068	4,713	4,128
Brownsville Terminals:
Terminaling services fees	4,769	4,810	9,613	9,759
Management fees	1,449	1,456	3,075	2,987
Revenue	6,218	6,266	12,688	12,746
Operating costs and expenses	(2,436)	(2,376)	(5,028)	(4,999)
Net margins	3,782	3,890	7,660	7,747
River Terminals:
Terminaling services fees	3,666	3,724	7,161	7,288
Revenue	3,666	3,724	7,161	7,288
Operating costs and expenses	(1,759)	(1,564)	(3,481)	(3,220)
Net margins	1,907	2,160	3,680	4,068
Southeast Terminals:
Terminaling services fees	16,717	17,221	33,851	34,662
Management fees	276	255	567	508
Revenue	16,993	17,476	34,418	35,170
Operating costs and expenses	(5,999)	(6,202)	(12,180)	(12,856)
Net margins	10,994	11,274	22,238	22,314
West Coast Terminals:
Product sales	72,265	108,195	133,694	179,874
Terminaling services fees	23,115	22,075	46,664	43,614
Management fees	11	11	22	21
Revenue	95,391	130,281	180,380	223,509
Cost of product sales	(68,643)	(103,709)	(127,969)	(173,162)
Operating costs and expenses	(9,065)	(8,658)	(19,069)	(17,649)
Costs and expenses	(77,708)	(112,367)	(147,038)	(190,811)
Net margins	17,683	17,914	33,342	32,698
Central Services:
Management fees	1,749	1,558	3,892	3,154
Revenue	1,749	1,558	3,892	3,154
Operating costs and expenses	(4,523)	(3,942)	(9,378)	(8,388)
Net margins	(2,774)	(2,384)	(5,486)	(5,234)
Total net margins	49,452	50,632	97,965	97,107
General and administrative	(7,141)	(7,708)	(15,181)	(15,463)
Insurance	(1,718)	(1,703)	(3,356)	(3,255)
Deferred compensation	(764)	(776)	(2,399)	(2,220)
Depreciation and amortization	(17,569)	(17,629)	(35,522)	(35,129)
Earnings from unconsolidated affiliates	2,692	3,629	4,641	6,857
Operating income	24,952	26,445	46,148	47,897
Other expenses (interest and deferred debt issuance costs)	(7,865)	(15,386)	(40,091)	(30,967)
Net earnings	$17,087	$11,059	$6,057	$16,930

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,367	$2,457	$6,218	$3,666	$16,993	$23,126	$1,749	$75,576
Product sales	—	—	—	—	—	72,265	—	72,265
Revenue	$21,367	$2,457	$6,218	$3,666	$16,993	$95,391	$1,749	$147,841
Capital expenditures	$2,193	$58	$472	$951	$4,011	$3,794	$445	$11,924
Identifiable assets	$136,306	$15,235	$110,736	$45,331	$229,510	$439,460	$11,772	$988,350
Cash and cash equivalents								9,106
Investments in unconsolidated affiliates								323,803
Unrealized gain on interest rate swap agreements								25,644
Other								8,370
Total assets								$1,355,273

	Three months ended June 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$20,713	$2,517	$6,266	$3,724	$17,476	$22,086	$1,558	$74,340
Product sales	—	—	—	—	—	108,195	—	108,195
Revenue	$20,713	$2,517	$6,266	$3,724	$17,476	$130,281	$1,558	$182,535
Capital expenditures	$2,399	$119	$1,235	$128	$3,078	$5,409	$227	$12,595

	Six months ended June 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$43,375	$5,671	$12,688	$7,161	$34,418	$46,686	$3,892	$153,891
Product sales	—	—	—	—	—	133,694	—	133,694
Revenue	$43,375	$5,671	$12,688	$7,161	$34,418	$180,380	$3,892	$287,585
Capital expenditures	$4,333	$58	$1,689	$1,817	$7,786	$8,375	$586	$24,644

	Six months ended June 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$42,352	$5,046	$12,746	$7,288	$35,170	$43,635	$3,154	$149,391
Product sales	—	—	—	—	—	179,874	—	179,874
Revenue	$42,352	$5,046	$12,746	$7,288	$35,170	$223,509	$3,154	$329,265
Capital expenditures	$6,918	$457	$1,871	$292	$4,773	$11,836	$245	$26,392

(16) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended June 30, 2023. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended June 30,
	2023	2022
Terminaling services fees	$72,073	$71,044
Management fees	3,503	3,296
Terminal revenue	$75,576	$74,340

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

The product sales, gross margin was as follows (in thousands):

	Three months ended June 30,
	2023	2022
Product sales	$72,265	$108,195
Cost of product sales	(68,643)	(103,709)
Product sales, gross margin	$3,622	$4,486

The decrease in product sales and cost of product sales for the three months ended June 30, 2023, is a result of decreased product sales volumes and prices in 2023.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended June 30,
	2023	2022
Gulf Coast terminals	$21,367	$20,713
Midwest terminals	2,457	2,517
Brownsville terminals	6,218	6,266
River terminals	3,666	3,724
Southeast terminals	16,993	17,476
West Coast terminals	23,126	22,086
Central services	1,749	1,558
Terminal revenue	$75,576	$74,340

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended June 30,
	2023	2022
Gulf Coast terminals	$21,349	$20,697
Midwest terminals	2,457	2,517
Brownsville terminals	4,769	4,810
River terminals	3,666	3,724
Southeast terminals	16,717	17,221
West Coast terminals	23,115	22,075
Central services	—	—
Terminaling services fees	$72,073	$71,044

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2022 and contract escalations.

Included in terminaling services fees for the three months ended June 30, 2023 and 2022, are fees charged to affiliates of approximately $3.2 million and $2.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended June 30,
	2023	2022
Firm commitments	$56,524	$54,730
Ancillary	15,549	16,314
Terminaling services fees	$72,073	$71,044

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2023 are as follows (in thousands):

Less than 1 year remaining	$20,354	36%
1 year or more, but less than 3 years remaining	18,715	33%
3 years or more, but less than 5 years remaining	7,762	14%
5 years or more remaining (1)	9,693	17%
Total firm commitments for the three months ended June 30, 2023	$56,524

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended June 30,
	2023	2022
Gulf Coast terminals	$18	$16
Midwest terminals	—	—
Brownsville terminals	1,449	1,456
River terminals	—	—
Southeast terminals	276	255
West Coast terminals	11	11
Central services	1,749	1,558
Management fees	$3,503	$3,296

Included in management fees for the three months ended June 30, 2023 and 2022, are fees charged to affiliates of approximately $3.2 million and $3.0 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended June 30,
	2023	2022
Wages and employee benefits	$14,069	$12,975
Utilities and communication charges	3,718	3,202
Repairs and maintenance	2,844	3,089
Property taxes and rentals	4,927	4,598
Vehicles and fuel costs	355	355
Environmental compliance costs	1,142	1,302
Additive detergent costs	1,105	1,047
Contract services	839	606
Other	747	1,020
Operating costs and expenses	$29,746	$28,194

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended June 30,
	2023	2022
Gulf Coast terminals	$5,503	$5,003
Midwest terminals	461	449
Brownsville terminals	2,436	2,376
River terminals	1,759	1,564
Southeast terminals	5,999	6,202
West Coast terminals	9,065	8,658
Central services	4,523	3,942
Operating costs and expenses	$29,746	$28,194

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.1 million and $7.7 million for the three months ended June 30, 2023 and 2022, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the three months ended June 30, 2023 and 2022, the expense associated with insurance was approximately $1.7 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.8 million for both of the three months ended June 30, 2023 and 2022.

For both of the three months ended June 30, 2023 and 2022, depreciation and amortization expense was approximately $17.6 million.

For the three months ended June 30, 2023 and 2022, interest expense was approximately $6.8 million and $14.3 million, respectively. The decrease in interest expense is attributable to an approximately $17.3 million unrealized gain on our interest rate swap agreements offset by increases in interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2023	2022
BOSTCO	$941	$1,505
Olympic Pipeline Company	568	1,175
SeaPort Midstream	1,040	388
Frontera	143	561
Total earnings from investments in unconsolidated affiliates	$2,692	$3,629

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended June 30,
	2023	2022
BOSTCO	$3,362	$2,127
Olympic Pipeline Company	720	2,237
SeaPort Midstream	—	—
Frontera	70	355
Cash distributions received from unconsolidated affiliates	$4,152	$4,719

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Six months ended June 30,
	2023	2022
Terminaling services fees	$146,302	$142,691
Management fees	7,589	6,700
Terminal revenue	$153,891	$149,391

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

The product sales, gross margin was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Product sales	$133,694	$179,874
Cost of product sales	(127,969)	(173,162)
Product sales, gross margin	$5,725	$6,712

The decrease in product sales and cost of product sales for the six months ended June 30, 2023, is a result of decreased product sales volumes and prices in 2023.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Six months ended June 30,
	2023	2022
Gulf Coast terminals	$43,375	$42,352
Midwest terminals	5,671	5,046
Brownsville terminals	12,688	12,746
River terminals	7,161	7,288
Southeast terminals	34,418	35,170
West Coast terminals	46,686	43,635
Central services	3,892	3,154
Terminal revenue	$153,891	$149,391

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended June 30,
	2023	2022
Gulf Coast terminals	$43,342	$42,322
Midwest terminals	5,671	5,046
Brownsville terminals	9,613	9,759
River terminals	7,161	7,288
Southeast terminals	33,851	34,662
West Coast terminals	46,664	43,614
Central services	—	—
Terminaling services fees	$146,302	$142,691

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing various growth projects into service during the fourth quarter of 2022 and contract escalations.

Included in terminaling services fees for the six months ended June 30, 2023 and 2022, are fees charged to affiliates of approximately $6.1 million and $5.7 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended June 30,
	2023	2022
Firm commitments	$113,494	$108,999
Ancillary	32,808	33,692
Terminaling services fees	$146,302	$142,691

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended June 30,
	2023	2022
Gulf Coast terminals	$33	$30
Midwest terminals	—	—
Brownsville terminals	3,075	2,987
River terminals	—	—
Southeast terminals	567	508
West Coast terminals	22	21
Central services	3,892	3,154
Management fees	$7,589	$6,700

Included in management fees for the six months ended June 30, 2023 and 2022, are fees charged to affiliates of approximately $7.0 million and $6.1 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended June 30,
	2023	2022
Wages and employee benefits	$28,570	$27,372
Utilities and communication charges	8,266	6,740
Repairs and maintenance	5,526	6,738
Property taxes and rentals	9,739	9,545
Vehicles and fuel costs	748	659
Environmental compliance costs	2,096	2,425
Additive detergent costs	2,078	1,822
Contract services	1,556	1,346
Other	3,072	2,349
Operating costs and expenses	$61,651	$58,996

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended June 30,
	2023	2022
Gulf Coast terminals	$11,557	$10,966
Midwest terminals	958	918
Brownsville terminals	5,028	4,999
River terminals	3,481	3,220
Southeast terminals	12,180	12,856
West Coast terminals	19,069	17,649
Central services	9,378	8,388
Operating costs and expenses	$61,651	$58,996

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $15.2 million and $15.5 million for the six months ended June 30, 2023 and 2022, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2023 and 2022, the expense associated with insurance was approximately $3.4 million and $3.3 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $2.4 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was approximately $35.5 million and $35.1 million, respectively.

For the six months ended June 30, 2023 and 2022, interest expense was approximately $38.0 million and $28.9 million, respectively. The increase in interest expense is attributable to increases in interest rates offset by an approximately $9.7 million unrealized gain on our interest rate swap agreements.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2023	2022
BOSTCO	$1,795	$2,307
Olympic Pipeline Company	1,283	3,358
SeaPort Midstream	1,435	550
Frontera	128	642
Total earnings from investments in unconsolidated affiliates	$4,641	$6,857

The decrease in earnings from our investment in Olympic Pipeline Company for the six months ended June 30, 2023 is attributable to decreased tariff rates and volumes shipped on the pipeline.

The increase in earnings from our investment in SeaPort Midstream for the six months ended June 30, 2023 is attributable to increased capacity commitments and increased throughput volumes.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Six months ended June 30,
	2023	2022
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	500	—
Additional capital investments in unconsolidated affiliates	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended June 30,
	2023	2022
BOSTCO	$6,380	$4,176
Olympic Pipeline Company	720	4,704
SeaPort Midstream	—	—
Frontera	70	355
Cash distributions received from unconsolidated affiliates	$7,170	$9,235

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$39,468	$40,180
Net cash used in investing activities	$(24,026)	$(51,392)
Net cash provided by (used in) financing activities	$(19,352)	$4,136

The approximately $27.4 million decrease in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022. The affiliate loan was repaid with interest on November 30, 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At June 30, 2023, the remaining expenditures to complete the approved projects are estimated to be approximately $30 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $23.5 million change in net cash provided by (used) in financing activities is primarily related to an approximately $56 million increase in net borrowings under our revolving credit facility to fund a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023.

Credit agreement. On November 17, 2021, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. The senior secured term loan will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event our 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

We may elect to have loans under the Credit Agreement bear interest, at either an adjusted LIBOR through June 9, 2023, thereafter, a Term SOFR plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

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

					Twelve
	Three months ended				months ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2022	2022	2023	2023	2023
Financial performance covenant tests:
Net earnings (loss)	$22,242	$2,777	$(11,030)	$17,087	$31,076
Interest expense	2,599	20,731	31,154	6,824	61,308
Deferred debt issuance costs	3,712	994	1,072	1,041	6,819
State franchise taxes (income taxes)	578	488	384	397	1,847
Depreciation and amortization	17,886	18,091	17,953	17,569	71,499
Deferred compensation	786	772	1,635	764	3,957
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,735	4,975	5,095	4,834	19,639
Consolidated EBITDA (1)	$52,538	$48,828	$46,263	$48,516	$196,145
Maintenance capital	(6,364)	(10,567)	(4,889)	(5,712)	(27,532)
Total	$46,174	$38,261	$41,374	$42,804	$168,613

Debt service:
Interest expense	$2,599	$20,731	$31,154	$6,824	$61,308
Unrealized gain (loss) on interest rate swap agreements	15,763	188	(7,626)	17,319	25,644
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$20,862	$23,419	$26,028	$26,643	$96,952

Credit Agreement debt service coverage ratio (>1.1x)					1.74

Consolidated senior secured net leverage ratio test:
Senior secured term loan outstanding					$984,554
Revolving credit facility outstanding					81,000
Less cash and cash equivalents					(9,106)
Senior secured debt					$1,056,448

Consolidated senior secured net leverage ratio (<6.75x)					5.39
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the

Credit Agreement bear interest at either an adjusted LIBOR through June 9, 2023, thereafter, a Term SOFR plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2023, $500 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements that expire August 18, 2026. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month LIBOR through July 17, 2023. Thereafter, we pay a blended fixed rate and will receive interest payments based on the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At June 30, 2023, we had outstanding borrowings of $1,065.6 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $5.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 14, 2023	TransMontaigne Partners LLC

	By:	/s/ Frederick W. Boutin Frederick W. Boutin Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer