Form 10-Q
period 2023-09-30
TransMontaigne Partners LLC
filed 2023-11-13
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

As of September 30, 2023, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September 30, 2023 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2022, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 10, 2023 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2023:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,746	$13,016
Trade accounts receivable	37,317	46,060
Due from affiliates	3,771	3,850
Inventory	5,127	6,645
Other current assets	14,920	15,699
Total current assets	70,881	85,270
Property, plant and equipment, net	825,320	835,907
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	323,640	325,832
Right-of-use assets, operating leases	48,898	50,718
Other assets, net	83,976	59,710
	$1,371,301	$1,376,023
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$16,929	$25,349
Operating lease liabilities	3,842	3,600
Accrued liabilities	38,595	43,420
Current debt	10,000	10,000
Total current liabilities	69,366	82,369
Deferred revenue	355	1,220
Long-term operating lease liabilities	47,275	49,077
Long-term debt	1,347,749	1,257,219
Total liabilities	1,464,745	1,389,885
Commitments and contingencies (Note 12)
Equity:
Member interest	(93,444)	(13,862)
Total equity	(93,444)	(13,862)
	$1,371,301	$1,376,023

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Terminal revenue	$78,185	$77,833	$232,076	$227,224
Product sales	114,217	100,840	247,911	280,714
Total revenue	192,402	178,673	479,987	507,938
Costs and expenses:
Cost of product sales	(105,784)	(96,173)	(233,753)	(269,335)
Operating	(29,835)	(29,705)	(91,486)	(88,701)
General and administrative	(7,337)	(6,967)	(22,518)	(22,430)
Insurance	(1,797)	(1,525)	(5,153)	(4,780)
Deferred compensation	(876)	(786)	(3,275)	(3,006)
Depreciation and amortization	(17,639)	(17,886)	(53,161)	(53,015)
Total costs and expenses	(163,268)	(153,042)	(409,346)	(441,267)
Earnings from unconsolidated affiliates	3,408	2,922	8,049	9,779
Operating income	32,542	28,553	78,690	76,450
Other expenses:
Interest expense	(13,889)	(2,599)	(51,867)	(31,519)
Deferred debt issuance costs	(1,020)	(3,712)	(3,133)	(5,759)
Total other expenses	(14,909)	(6,311)	(55,000)	(37,278)
Net earnings	$17,633	$22,242	$23,690	$39,172

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance June 30, 2022	$(20,460)	$(20,460)
Contributions from parent entities	572	572
Distributions to TLP Finance Holdings, LLC for debt service	(9,174)	(9,174)
Net earnings for the three months ended September 30, 2022	22,242	22,242
Balance September 30, 2022	$(6,820)	$(6,820)

Balance June 30, 2023	$(101,873)	$(101,873)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(9,623)	(9,623)
Net earnings for the three months ended September 30, 2023	17,633	17,633
Balance September 30, 2023	$(93,444)	$(93,444)

Balance December 31, 2021	$(22,949)	$(22,949)
Contributions from parent entities	1,516	1,516
Distributions to TLP Finance Holdings, LLC for debt service	(24,559)	(24,559)
Net earnings for the nine months ended September 30, 2022	39,172	39,172
Balance September 30, 2022	$(6,820)	$(6,820)

Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	1,257	1,257
Distributions to TLP Finance Holdings, LLC for debt service	(104,529)	(104,529)
Net earnings for the nine months ended September 30, 2023	23,690	23,690
Balance September 30, 2023	$(93,444)	$(93,444)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net earnings	$17,633	$22,242	$23,690	$39,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,639	17,886	53,161	53,015
Earnings from unconsolidated affiliates	(3,408)	(2,922)	(8,049)	(9,779)
Distributions from unconsolidated affiliates	3,571	5,354	10,741	14,589
Equity-based compensation	419	419	1,257	1,257
Amortization of deferred debt issuance costs	1,020	1,108	3,030	3,155
Amortization of deferred revenue	(308)	(647)	(865)	(1,980)
Unrealized gain on interest rate swap agreements	(11,284)	(15,763)	(20,977)	(15,763)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,109)	(2,338)	7,625	(15,251)
Due from affiliates	(458)	(108)	79	(318)
Inventory	1,557	(4,331)	1,518	(7,275)
Other current assets	(1,134)	1,790	(4,834)	(298)
Right-of-use assets, operating leases	863	783	2,676	2,399
Other assets, net	(61)	(1,220)	(72)	(1,735)
Trade accounts payable	(1,699)	1,730	(8,759)	847
Accrued liabilities	(2,003)	(3,719)	(4,825)	(195)
Operating lease liabilities	(726)	(573)	(2,416)	(1,969)
Net cash provided by operating activities	13,512	19,691	52,980	59,871
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	(500)	—
Affiliate loan	—	—	—	(25,000)
Capital expenditures	(15,195)	(10,688)	(39,839)	(37,080)
Proceeds from sale of land	—	—	1,118	—
Net cash used in investing activities	(15,195)	(10,688)	(39,221)	(62,080)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,054)	—	(7,500)	(5,000)
Borrowings under revolving credit facility	57,500	24,500	210,500	110,700
Repayments under revolving credit facility	(43,500)	(19,500)	(115,500)	(80,700)
Debt issuance costs	—	(152)	—	(737)
Contributions from parent entities	—	153	—	259
Distributions to TLP Finance Holdings, LLC for debt service	(9,623)	(9,174)	(104,529)	(24,559)
Net cash provided by (used in) financing activities	2,323	(4,173)	(17,029)	(37)
Increase (decrease) in cash and cash equivalents	640	4,830	(3,270)	(2,246)
Cash and cash equivalents at beginning of period	9,106	11,197	13,016	18,273
Cash and cash equivalents at end of period	$9,746	$16,027	$9,746	$16,027
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,181	$23,834	$78,685	$51,121
Property, plant and equipment acquired with accounts payable	$5,778	$4,290	$5,778	$4,290
Additions to right-of-use assets obtained from new operating lease liabilities	$210	$36	$856	$5,270
Non-cash contributions from parent entities	$419	$572	$1,257	$1,516

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At September 30, 2023 and December 31, 2022, our refined products inventory was approximately $3.6 million and $4.1 million, respectively. At September 30, 2023 and December 31, 2022, our renewable products inventory was approximately $1.5 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and nine months ended September 30, 2023 and 2022.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2023 and 2022.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2023 and 2022.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At September 30, 2023 and December 31, 2022, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At September 30, 2023 and December 31, 2022, the fair value of our interest rate swap agreements was approximately $36.9 million and $15.9 million, respectively (See Notes 4 and 8 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended September 30, 2023 and 2022, we recognized an unrealized gain on interest rate swap agreements of approximately $11.3 million and $15.8 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized an unrealized gain on interest rate swap agreements of approximately $21.0 million and $15.8 million, respectively.

Our interest rate swap agreements were as follows:

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.5 million for both of the three months ended September 30, 2023 and 2022. We recognized revenue related to this operations and reimbursement agreement of approximately $4.6 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that have expired, or will expire, in March 2023, April 2024 and June 2025, respectively. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 301,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 million for both of the three months ended September 30, 2023 and 2022. We recognized revenue related to these agreements of approximately $1.5 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC, a wholly owned indirect subsidiary of ArcLight relating to our Gulf Coast terminals. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. We recognized revenue related to this agreement of approximately $2.0 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively. We recognized revenue related to this agreement of approximately $7.0 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.1 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. We recognized revenue related to this operating and administrative agreement of approximately $3.1 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Terminaling services agreement—SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. We recognized expense related to this agreement of approximately $nil and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. We recognized expense related to this agreement of approximately $0.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $2.6 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million for both of the three months ended September 30, 2023 and 2022. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.0 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Trade accounts receivable	$37,317	$46,060

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer A	5%	16%	5%	14%
Customer B	22%	—%	12%	—%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid inventory	$3,919	$2,404
Prepaid insurance	3,787	1,198
Amounts due from insurance companies	3,068	2,340
Additive detergent	1,816	1,666
Unrealized gain on interest rate swap agreements	—	5,613
Deposits and other assets	2,330	2,478
	$14,920	$15,699

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2023 and December 31, 2022, we have recognized amounts due from insurance companies of approximately $3.1 million and $2.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2023, we increased our estimate of our probable insurance recoveries by approximately $0.7 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,357,459	1,333,771
Furniture, fixtures and equipment	18,652	17,880
Construction in progress	33,080	17,362
	1,513,208	1,473,030
Less accumulated depreciation	(687,888)	(637,123)
	$825,320	$835,907

At September 30, 2023 and December 31, 2022, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $562.0 million and $585.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At September 30, 2023 and December 31, 2022, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and nine months ended September 30, 2023 or during the year ended December 31, 2022 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2023 and December 31, 2022, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
BOSTCO	42.5%	42.5%	$189,086	$195,770
Olympic Pipeline Company	30%	30%	79,811	77,934
SeaPort Midstream	51%	51%	32,923	30,788
Frontera	50%	50%	21,820	21,340
Total investments in unconsolidated affiliates			$323,640	$325,832

At September 30, 2023 and December 31, 2022, our investment in BOSTCO includes approximately $5.9 million and $6.1 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At September 30, 2023 and December 31, 2022, our investment in Olympic Pipeline Company includes approximately $5.5 million and $5.7 million, respectively, of excess investment related to property, plant and equipment

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
BOSTCO	$591	$2,629	$2,386	$4,936
Olympic Pipeline Company	2,028	(407)	3,311	2,951
SeaPort Midstream	700	534	2,135	1,084
Frontera	89	166	217	808
Total earnings from investments in unconsolidated affiliates	$3,408	$2,922	$8,049	$9,779

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
BOSTCO	$—	$—	$—	$—
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	500	—
Additional capital investments in unconsolidated affiliates	$—	$—	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
BOSTCO	$2,690	$2,978	$9,070	$7,154
Olympic Pipeline Company	714	1,399	1,434	6,103
SeaPort Midstream	—	—	—	—
Frontera	167	977	237	1,332
Cash distributions received from unconsolidated affiliates	$3,571	$5,354	$10,741	$14,589

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	September 30,	December 31,
	2023	2022
Current assets	$66,108	$58,253
Long-term assets	757,444	770,715
Current liabilities	(39,519)	(41,711)
Long-term liabilities	(64,520)	(63,585)
Net assets	$719,513	$723,672

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$55,533	$47,139	$152,858	$143,011
Expenses	(44,961)	(40,600)	(129,743)	(116,979)
Net income	$10,572	$6,539	$23,115	$26,032

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Customer relationships, net of accumulated amortization of $20,504 and $18,108, respectively	$45,026	$47,422
Unrealized gain on interest rate swap agreements	36,928	10,338
SeaPort Midstream member loan	1,259	1,259
Deposits and other assets	763	691
	$83,976	$59,710

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with SeaPort Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At both September 30, 2023 and December 31, 2022, the total outstanding borrowings were $2.5 million. Accordingly, we have recorded a loan receivable of approximately $1.3 million, representing our proportionate share of the outstanding borrowings.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Customer advances and deposits	$12,795	$11,816
Accrued compensation expense	11,979	13,384
Interest payable	2,239	8,346
Accrued property taxes	8,003	4,349
Accrued Washington State emissions allowances	1,064	—
Accrued environmental obligations	963	1,363
Accrued expenses and other	1,552	4,162
	$38,595	$43,420

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

Accrued environmental obligations. At September 30, 2023 and December 31, 2022, we have accrued environmental obligations of approximately $1.0 million and $1.4 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2023, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the nine months ended September 30, 2023, we decreased our estimate of our future environmental remediation costs by approximately $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) DEBT

Long-term debt is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Senior secured term loan outstanding	$982,500	$990,000
Revolving credit facility outstanding	95,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(19,651)	(22,681)
Total debt	1,357,749	1,267,219
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,347,749	$1,257,219
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

We may elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

For the nine months ended September 30, 2023 and 2022, the weighted average interest rate on borrowings was approximately 7.5% and 5.7%, respectively. At both September 30, 2023 and December 31, 2022, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.5 million and $0.4 million is included in deferred compensation expense for the three months ended September 30, 2023 and 2022, respectively. For savings and retention plan awards to employees, approximately $2.0 million and $1.7 million is included in deferred compensation expense for the nine months ended September 30, 2023 and 2022, respectively.

On December 31, 2021, an indirect parent of the Company modified existing grants of class B units in the indirect parent of the Company to certain officers of TransMontaigne Management Company. For both of the three and nine months ended September 30, 2023 and 2022, we recognized approximately $0.4 million and $1.3 million,

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the portion of the class B units that vested on December 31, 2021.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and nine months ended September 30, 2023 and 2022, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating leases	$1,445	$1,390	$4,298	$4,179
Variable lease costs (including insignificant short-term leases)	438	329	1,202	941
Sublease income as primary obligor	(284)	(277)	(825)	(810)
Total lease costs	$1,599	$1,442	$4,675	$4,310

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash outflows for operating leases	$1,308	$1,181	$4,038	$3,750
Weighted average remaining lease term (years)	27.72	27.79	27.72	27.79
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2023 and related imputed interest was as follows (in thousands):

Years ending December 31:
2023 (remainder of the year)	$1,722
2024	5,615
2025	5,004
2026	3,690
2027	3,488
Thereafter	69,703
Total lease payments	89,222
Less imputed interest	(38,105)
Present value of operating lease liabilities	$51,117

Contract commitments. At September 30, 2023, we have contractual commitments of approximately $30.6 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2023 and December 31, 2022.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Debt. The estimated fair value of our $982.5 million senior secured term loan at September 30, 2023 was approximately $980 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at September 30, 2023 was approximately $256.8 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$46,670	$45,652	$139,364	$136,419
Firm commitments (ASC 606 revenue)	10,336	9,840	31,136	28,072
Total firm commitments revenue	57,006	55,492	170,500	164,491
Ancillary revenue (ASC 606 revenue)	17,193	18,404	48,503	51,235
Ancillary revenue (ASC 842 revenue)	386	587	1,884	1,448
Total ancillary revenue	17,579	18,991	50,387	52,683
Total terminaling services fees	74,585	74,483	220,887	217,174
Product sales (ASC 606 revenue)	114,217	100,840	247,911	280,714
Management fees (ASC 606 revenue)	3,219	2,990	10,065	8,997
Management fees (ASC 842 revenue)	381	360	1,124	1,053
Total management fees	3,600	3,350	11,189	10,050
Total revenue	$192,402	$178,673	$479,987	$507,938

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2023 (remainder of the year)	$1,269	$215	$577	$—	$2,725	$5,532	$—	$10,318
2024	5,075	172	2,308	—	8,091	13,616	—	29,262
2025	2,062	—	2,308	—	6,084	9,566	—	20,020
2026	1,927	—	564	—	6,084	2,508	—	11,083
2027	1,365	—	—	—	5,070	—	—	6,435
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$11,698	$387	$5,757	$—	$28,054	$31,222	$—	$77,118

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2023 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2023 (remainder of the year)	$46,384
2024	159,093
2025	116,964
2026	82,327
2027	57,650
Thereafter	443,564
Total estimated future ASC 842 revenue	$905,982

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2022	$33,127	$12,933	$46,060
Trade accounts receivable at September 30, 2023	$26,249	$11,068	$37,317

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2022	$1,574	$11,462	$13,036
Contract liabilities at September 30, 2023	$1,485	$11,665	$13,150

Revenue recognized during the nine months ended September 30, 2023, from amounts included in contract liabilities at December 31, 2022, was approximately $1.5 million for contracts under ASC 606 and approximately $10.7 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Gulf Coast Terminals:
Terminaling services fees	$21,876	$21,595	$65,218	$63,917
Management fees	16	17	49	47
Revenue	21,892	21,612	65,267	63,964
Operating costs and expenses	(5,657)	(5,965)	(17,214)	(16,931)
Net margins	16,235	15,647	48,053	47,033
Midwest Terminals:
Terminaling services fees	2,579	2,512	8,250	7,558
Revenue	2,579	2,512	8,250	7,558
Operating costs and expenses	(450)	(459)	(1,408)	(1,377)
Net margins	2,129	2,053	6,842	6,181
Brownsville Terminals:
Terminaling services fees	4,805	5,370	14,418	15,129
Management fees	1,508	1,480	4,583	4,467
Revenue	6,313	6,850	19,001	19,596
Operating costs and expenses	(2,504)	(2,746)	(7,532)	(7,745)
Net margins	3,809	4,104	11,469	11,851
River Terminals:
Terminaling services fees	3,586	3,964	10,747	11,252
Revenue	3,586	3,964	10,747	11,252
Operating costs and expenses	(1,656)	(1,776)	(5,137)	(4,996)
Net margins	1,930	2,188	5,610	6,256
Southeast Terminals:
Terminaling services fees	16,019	17,581	49,870	52,243
Management fees	244	268	811	776
Revenue	16,263	17,849	50,681	53,019
Operating costs and expenses	(6,523)	(6,291)	(18,703)	(19,147)
Net margins	9,740	11,558	31,978	33,872
West Coast Terminals:
Product sales	114,217	100,840	247,911	280,714
Terminaling services fees	25,720	23,461	72,384	67,075
Management fees	10	10	32	31
Revenue	139,947	124,311	320,327	347,820
Cost of product sales	(105,784)	(96,173)	(233,753)	(269,335)
Operating costs and expenses	(8,396)	(8,747)	(27,465)	(26,396)
Costs and expenses	(114,180)	(104,920)	(261,218)	(295,731)
Net margins	25,767	19,391	59,109	52,089
Central Services:
Management fees	1,822	1,575	5,714	4,729
Revenue	1,822	1,575	5,714	4,729
Operating costs and expenses	(4,649)	(3,721)	(14,027)	(12,109)
Net margins	(2,827)	(2,146)	(8,313)	(7,380)
Total net margins	56,783	52,795	154,748	149,902
General and administrative	(7,337)	(6,967)	(22,518)	(22,430)
Insurance	(1,797)	(1,525)	(5,153)	(4,780)
Deferred compensation	(876)	(786)	(3,275)	(3,006)
Depreciation and amortization	(17,639)	(17,886)	(53,161)	(53,015)
Earnings from unconsolidated affiliates	3,408	2,922	8,049	9,779
Operating income	32,542	28,553	78,690	76,450
Other expenses (interest and deferred debt issuance costs)	(14,909)	(6,311)	(55,000)	(37,278)
Net earnings	$17,633	$22,242	$23,690	$39,172

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,892	$2,579	$6,313	$3,586	$16,263	$25,730	$1,822	$78,185
Product sales	—	—	—	—	—	114,217	—	114,217
Revenue	$21,892	$2,579	$6,313	$3,586	$16,263	$139,947	$1,822	$192,402
Capital expenditures	$2,861	$12	$899	$480	$4,066	$6,373	$504	$15,195
Identifiable assets	$136,772	$14,901	$110,041	$43,991	$228,320	$449,006	$11,228	$994,259
Cash and cash equivalents								9,746
Investments in unconsolidated affiliates								323,640
Unrealized gain on interest rate swap agreements								36,928
Other								6,728
Total assets								$1,371,301

	Three months ended September 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,612	$2,512	$6,850	$3,964	$17,849	$23,471	$1,575	$77,833
Product sales	—	—	—	—	—	100,840	—	100,840
Revenue	$21,612	$2,512	$6,850	$3,964	$17,849	$124,311	$1,575	$178,673
Capital expenditures	$1,676	$256	$1,274	$407	$1,634	$5,096	$345	$10,688

	Nine months ended September 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$65,267	$8,250	$19,001	$10,747	$50,681	$72,416	$5,714	$232,076
Product sales	—	—	—	—	—	247,911	—	247,911
Revenue	$65,267	$8,250	$19,001	$10,747	$50,681	$320,327	$5,714	$479,987
Capital expenditures	$7,194	$70	$2,588	$2,297	$11,852	$14,748	$1,090	$39,839

	Nine months ended September 30, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$63,964	$7,558	$19,596	$11,252	$53,019	$67,106	$4,729	$227,224
Product sales	—	—	—	—	—	280,714	—	280,714
Revenue	$63,964	$7,558	$19,596	$11,252	$53,019	$347,820	$4,729	$507,938
Capital expenditures	$8,594	$713	$3,145	$699	$6,407	$16,932	$590	$37,080

(16) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Effective October 1, 2023, Frederick W. Boutin retired from his position as Chief Executive Officer of TransMontaigne Partners LLC and its wholly owned and controlled operating subsidiaries. Effective upon his retirement as Chief Executive Officer, Mr. Boutin became the Executive Chairman of the Board of Directors of an indirect parent of the Company.

Effective October 1, 2023, an indirect parent of the Company appointed Randal T. Maffett as Chief Executive Officer of the Company and its wholly owned and controlled operating subsidiaries. Mr. Maffett is an employee of TransMontaigne Management Company, LLC. Mr. Maffett served as Chief Commercial Officer of Kinder Morgan Terminals from 2014 to 2019, as Senior Vice President, Corporate Development of CVR Energy, Inc. from 2011 to 2014 and in other roles in the energy industry dating back to 1979. Mr. Maffett holds a B.S. in Petroleum Engineering from Louisiana State University.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2023. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended September 30,
	2023	2022
Terminaling services fees	$74,585	$74,483
Management fees	3,600	3,350
Terminal revenue	$78,185	$77,833

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

The product sales, gross margin was as follows (in thousands):

	Three months ended September 30,
	2023	2022
Product sales	$114,217	$100,840
Cost of product sales	(105,784)	(96,173)
Product sales, gross margin	$8,433	$4,667

The increase in product sales and cost of product sales for the three months ended September 30, 2023, is a result of increased product sales volumes and prices during the third quarter of 2023.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended September 30,
	2023	2022
Gulf Coast terminals	$21,892	$21,612
Midwest terminals	2,579	2,512
Brownsville terminals	6,313	6,850
River terminals	3,586	3,964
Southeast terminals	16,263	17,849
West Coast terminals	25,730	23,471
Central services	1,822	1,575
Terminal revenue	$78,185	$77,833

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended September 30,
	2023	2022
Gulf Coast terminals	$21,876	$21,595
Midwest terminals	2,579	2,512
Brownsville terminals	4,805	5,370
River terminals	3,586	3,964
Southeast terminals	16,019	17,581
West Coast terminals	25,720	23,461
Central services	—	—
Terminaling services fees	$74,585	$74,483

The decrease in terminaling services fees at our Southeast terminals is primarily a result of decreased ancillary fees.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2022 and contract escalations.

Included in terminaling services fees for the three months ended September 30, 2023 and 2022, are fees charged to affiliates of approximately $2.4 million and $3.0 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended September 30,
	2023	2022
Firm commitments	$57,006	$55,492
Ancillary	17,579	18,991
Terminaling services fees	$74,585	$74,483

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2023 are as follows (in thousands):

Less than 1 year remaining	$11,710	21%
1 year or more, but less than 3 years remaining	24,744	43%
3 years or more, but less than 5 years remaining	9,783	17%
5 years or more remaining (1)	10,769	19%
Total firm commitments for the three months ended September 30, 2023	$57,006

_____________________________

(1)	We have a terminaling services agreement with a third party relating to our Southeast terminals that will continue unless and until the third party provides at least 24 months’ prior notice of its intent to terminate the agreement. Effective at any time from and after July 31, 2040, we have the right to terminate the agreement by providing at least 24 months’ prior notice of our intent to terminate the agreement. We do not believe the third party will terminate the agreement prior to July 31, 2040; therefore we have presented the firm commitments related to this terminaling services agreement in the 5 years or more remaining category in the table above.

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended September 30,
	2023	2022
Gulf Coast terminals	$16	$17
Midwest terminals	—	—
Brownsville terminals	1,508	1,480
River terminals	—	—
Southeast terminals	244	268
West Coast terminals	10	10
Central services	1,822	1,575
Management fees	$3,600	$3,350

Included in management fees for the three months ended September 30, 2023 and 2022, are fees charged to affiliates of approximately $3.3 million and $3.1 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended September 30,
	2023	2022
Wages and employee benefits	$14,562	$13,407
Utilities and communication charges	2,971	3,850
Repairs and maintenance	2,673	2,796
Property taxes and rentals	4,939	4,809
Vehicles and fuel costs	337	326
Environmental compliance costs	1,118	1,147
Additive detergent costs	1,173	1,174
Contract services	934	553
Other	1,128	1,643
Operating costs and expenses	$29,835	$29,705

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended September 30,
	2023	2022
Gulf Coast terminals	$5,657	$5,965
Midwest terminals	450	459
Brownsville terminals	2,504	2,746
River terminals	1,656	1,776
Southeast terminals	6,523	6,291
West Coast terminals	8,396	8,747
Central services	4,649	3,721
Operating costs and expenses	$29,835	$29,705

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.3 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2023 and 2022, the expense associated with insurance was approximately $1.8 million and $1.5 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, depreciation and amortization expense was approximately $17.6 million and $17.9 million, respectively.

For the three months ended September 30, 2023 and 2022, interest expense was approximately $13.9 million and $2.6 million, respectively. The increase in interest expense is attributable to increased debt related to a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023 and increases in interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2023	2022
BOSTCO	$591	$2,629
Olympic Pipeline Company	2,028	(407)
SeaPort Midstream	700	534
Frontera	89	166
Total earnings from investments in unconsolidated affiliates	$3,408	$2,922

The decrease in earnings from our investment in BOSTCO for the three months ended September 30, 2023 is primarily attributable to increased depreciation expense and receiving a property tax settlement during the third quarter of the prior year. Our share of the prior year property tax settlement was approximately $1.5 million.

The increase in earnings from our investment in Olympic Pipeline Company for the three months ended September 30, 2023 is primarily attributable to a tariff rate increase in July 2023 and increased throughput volumes.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended September 30,
	2023	2022
BOSTCO	$2,690	$2,978
Olympic Pipeline Company	714	1,399
SeaPort Midstream	—	—
Frontera	167	977
Cash distributions received from unconsolidated affiliates	$3,571	$5,354

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Nine months ended September 30,
	2023	2022
Terminaling services fees	$220,887	$217,174
Management fees	11,189	10,050
Terminal revenue	$232,076	$227,224

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

The product sales, gross margin was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Product sales	$247,911	$280,714
Cost of product sales	(233,753)	(269,335)
Product sales, gross margin	$14,158	$11,379

The decrease in product sales and cost of product sales for the nine months ended September 30, 2023, is a result of decreased product sales volumes and prices in the first half of 2023.

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Nine months ended September 30,
	2023	2022
Gulf Coast terminals	$65,267	$63,964
Midwest terminals	8,250	7,558
Brownsville terminals	19,001	19,596
River terminals	10,747	11,252
Southeast terminals	50,681	53,019
West Coast terminals	72,416	67,106
Central services	5,714	4,729
Terminal revenue	$232,076	$227,224

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended September 30,
	2023	2022
Gulf Coast terminals	$65,218	$63,917
Midwest terminals	8,250	7,558
Brownsville terminals	14,418	15,129
River terminals	10,747	11,252
Southeast terminals	49,870	52,243
West Coast terminals	72,384	67,075
Central services	—	—
Terminaling services fees	$220,887	$217,174

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of contract escalations.

The decrease in terminaling services fees at our Southeast terminals is primarily a result of decreased ancillary fees.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2022 and contract escalations.

Included in terminaling services fees for the nine months ended September 30, 2023 and 2022, are fees charged to affiliates of approximately $8.5 million and $8.7 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended September 30,
	2023	2022
Firm commitments	$170,500	$164,491
Ancillary	50,387	52,683
Terminaling services fees	$220,887	$217,174

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended September 30,
	2023	2022
Gulf Coast terminals	$49	$47
Midwest terminals	—	—
Brownsville terminals	4,583	4,467
River terminals	—	—
Southeast terminals	811	776
West Coast terminals	32	31
Central services	5,714	4,729
Management fees	$11,189	$10,050

Included in management fees for the nine months ended September 30, 2023 and 2022, are fees charged to affiliates of approximately $10.3 million and $9.2 million, respectively.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Nine months ended September 30,
	2023	2022
Wages and employee benefits	$43,132	$40,779
Utilities and communication charges	11,237	10,590
Repairs and maintenance	8,199	9,534
Property taxes and rentals	14,678	14,354
Vehicles and fuel costs	1,085	985
Environmental compliance costs	3,214	3,572
Additive detergent costs	3,251	2,996
Contract services	2,490	1,899
Other	4,200	3,992
Operating costs and expenses	$91,486	$88,701

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended September 30,
	2023	2022
Gulf Coast terminals	$17,214	$16,931
Midwest terminals	1,408	1,377
Brownsville terminals	7,532	7,745
River terminals	5,137	4,996
Southeast terminals	18,703	19,147
West Coast terminals	27,465	26,396
Central services	14,027	12,109
Operating costs and expenses	$91,486	$88,701

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $22.5 million and $22.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2023 and 2022, the expense associated with insurance was approximately $5.2 million and $4.8 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $3.3 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was approximately $53.2 million and $53.0 million, respectively.

For the nine months ended September 30, 2023 and 2022, interest expense was approximately $51.9 million and $31.5 million, respectively. The increase in interest expense is attributable to increased debt related to a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023 and increases in interest rates.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
BOSTCO	$2,386	$4,936
Olympic Pipeline Company	3,311	2,951
SeaPort Midstream	2,135	1,084
Frontera	217	808
Total earnings from investments in unconsolidated affiliates	$8,049	$9,779

The decrease in earnings from our investment in BOSTCO for the nine months ended September 30, 2023 is primarily attributable to increased depreciation expense and receiving a property tax settlement during the third quarter of the prior year. Our share of the prior year property tax settlement was approximately $1.5 million.

The increase in earnings from our investment in SeaPort Midstream for the nine months ended September 30, 2023 is primarily attributable to increased capacity commitments and increased throughput volumes.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	500	—
Additional capital investments in unconsolidated affiliates	$500	$—

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
BOSTCO	$9,070	$7,154
Olympic Pipeline Company	1,434	6,103
SeaPort Midstream	—	—
Frontera	237	1,332
Cash distributions received from unconsolidated affiliates	$10,741	$14,589

The increase in cash distributions received from our investment in BOSTCO for the nine months ended September 30, 2023 is primarily attributable to less spend on repairs and maintenance and contract escalations.

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the nine months ended September 30, 2023 is primarily attributable to a prior year tariff rate decrease in July 2022 and increased spend on repairs and maintenance.

The decrease in cash distributions received from our investment in Frontera for the nine months ended September 30, 2023 is primarily attributable to increased spend on repairs and maintenance.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$52,980	$59,871
Net cash used in investing activities	$(39,221)	$(62,080)
Net cash used in financing activities	$(17,029)	$(37)

The approximately $6.9 million decrease in net cash provided by operating activities is primarily attributable to the timing of working capital requirements.

The approximately $22.9 million decrease in net cash used in investing activities is primarily related to a $25 million affiliate loan to our indirect parent, Pike Petroleum Holdings, LLC, on March 30, 2022. The affiliate loan was repaid with interest on November 30, 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At September 30, 2023, the remaining expenditures to complete the approved projects are estimated to be approximately $25 million. These expenditures primarily relate to the construction costs associated with the expansion of our Southeast and West Coast operations.

The approximately $17.0 million increase in net cash used in financing activities is primarily related to an approximately $65 million increase in net borrowings under our revolving credit facility to fund a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023.

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

We may elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

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

					Twelve
	Three months ended				months ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2022	2023	2023	2023	2023
Financial performance covenant tests:
Net earnings (loss)	$2,777	$(11,030)	$17,087	$17,633	$26,467
Interest expense	20,731	31,154	6,824	13,889	72,598
Deferred debt issuance costs	994	1,072	1,041	1,020	4,127
State franchise taxes (income taxes)	488	384	397	644	1,913
Depreciation and amortization	18,091	17,953	17,569	17,639	71,252
Deferred compensation	772	1,635	764	876	4,047
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,975	5,095	4,834	5,223	20,127
Consolidated EBITDA (1)	$48,828	$46,263	$48,516	$56,924	$200,531
Maintenance capital	(10,567)	(4,889)	(5,712)	(6,379)	(27,547)
Total	$38,261	$41,374	$42,804	$50,545	$172,984

Debt service:
Interest expense	$20,731	$31,154	$6,824	$13,889	$72,598
Unrealized gain (loss) on interest rate swap agreements	188	(7,626)	17,319	11,284	21,165
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$23,419	$26,028	$26,643	$27,673	$103,763

Credit Agreement debt service coverage ratio (>1.1x)					1.67

Consolidated senior secured net leverage ratio test:
Senior secured term loan outstanding					$982,500
Revolving credit facility outstanding					95,000
Less cash and cash equivalents					(9,746)
Senior secured debt					$1,067,754

Consolidated senior secured net leverage ratio (<6.75x)					5.32
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the

Credit Agreement bear interest at either a Term SOFR plus .11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2023, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements that expire on August 18, 2026 and August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month LIBOR through July 17, 2023, and on the one-month Term SOFR or OIS compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At September 30, 2023, we had outstanding borrowings of $1,077.5 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 13, 2023	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer